Form 10-Q
period 1996-03-30
HAMPSHIRE GROUP LTD
filed 1996-05-10
CIK 887150


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 30, 1996

Commission file Number     33-47577

               HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter.)

        Delaware                      06-0967107
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

215 Commerce Blvd., Anderson, SC               29621
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(864) 225-6232

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Class: Common Stock, $.10 Par Value - 3,760,605 shares outstanding as of April 30, 1996.

Page 1
</PAGE)

                 HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                            INDEX TO FORM 10-Q

                                MARCH 30, 1996

PART I - FINANCIAL INFORMATION                                   PAGE

  Item 1 - Financial Statements

           Consolidated Balance Sheet as of March 30, 1996,
             April 1, 1995 and December 31, 1995  . . . . . . .    3-4

           Consolidated Statement of Operations for
             the three months ended March 30, 1996 and
             April 1, 1995  . . . . . . . . . . . . . . . . . .      5

           Consolidated Statement of Cash Flows for
             the three months ended March 30, 1996 and
             April 1, 1995  . . . . . . . . . . . . . . . . . .      6

           Consolidated Statement of Changes in Common
             Stockholders' Equity for three months
             ended March 30, 1996 . . . . . . . . . . . . . . .      7

           Notes to Consolidated Financial Statements . . . . .    8-9

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . .  10-12

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . .     13

  Item 4 - Submission of matters to a vote of
             Security Holders . . . . . . . . . . . . . . . . .     13

  Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . .     13

  Signature Page  . . . . . . . . . . . . . . . . . . . . . . .     14

Page 2


                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                      ASSETS

                                      Mar. 30,      Apr. 1,    Dec. 31,
                                        1996         1995        1995
                                      --------     --------    --------
                                            (Unaudited)

Current assets
  Cash and cash equivalents            $ 3,098      $ 6,638     $10,034
  Accounts receivable trade-net         14,442        8,946      16,761
  Other receivables                        653          211         722
  Inventories                           23,855       16,409      19,380
  Deferred tax asset                       409          216         409
  Other current assets                     448          628         235
                                       -------      -------     -------
Total current assets                    42,905       33,048      47,541

Property, plant and equipment - net     13,325        7,688      13,469
Deferred tax assets                        962        1,157         962
Intangible assets - net                  4,195        2,326       4,320
Other assets                               123          206         146
                                       -------      -------     -------
                                       $61,510      $44,425     $66,438
                                       =======      =======     =======

The accompanying notes are an integral part of these financial statements.

Page 3


                  HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (In thousands, except share data)
                   LIABILITIES, REDEEMABLE PREFERRED STOCK
                      AND COMMON STOCKHOLDERS' EQUITY


                                        Mar. 30,       Apr. 1,     Dec. 31,
                                          1996          1995         1995
                                        --------       -------     --------
                                              (Unaudited)
Current liabilities
  Current portion of long-term debt     $ 2,476        $ 1,304      $ 2,627
  Notes payable to related parties          375                       2,125
  Accounts payable                        4,649          4,093        4,714
  Accrued liabilities                     7,172          5,126        8,400
                                        -------        -------      -------
Total current liabilities                14,672         10,523       17,866

Long-term debt                            8,167          5,764        8,590
Notes payable to related parties          1,375                       1,625
                                        -------        -------      -------
Total liabilities                        24,214         16,287       28,081
                                        -------        -------      -------

Redeemable, convertible preferred
  stock, at redemption value
  Series A                                1,550                       1,550
  Series D                                1,744          2,052        2,052
                                        -------        -------      -------
Total preferred stock                     3,294          2,052        3,602
                                        -------        -------      -------

Common stockholders' equity
  Common stock, 3,785,605, 3,530,124
  and 3,771,624 shares issued and
  3,760,605, 3,530,124 and 3,771,624
  outstanding                               379            353          377
  Additional paid-in capital             23,071         21,210       22,979
  Treasury stock                           (273)
  Retained earnings                      10,825          4,523       11,399
                                        -------        -------      -------
Total common stockholders' equity        34,002         26,086       34,755
                                        -------        -------      -------
                                        $61,510        $44,425      $66,438
                                        =======        =======      =======

The accompanying notes are an integral part of these financial statements.

Page 4




                   HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                   Three months ended
                                                 ----------------------
                                                  Mar. 30,      Apr. 1,
                                                   1996          1995
                                                 ---------     --------
                                                        (Unaudited)
Net sales                                        $26,430        $14,111
Cost of goods sold                                21,552         11,079
                                                 -------        -------
Gross profit                                       4,878          3,032
Commission revenue                                    41             73
                                                 -------        -------
                                                   4,919          3,105

Selling, general and administrative expenses       5,181          3,315
                                                 -------        -------
Loss from operations                                (262)          (210)

  Interest expense                                  (279)          (157)
  Interest income                                    112            143
  Other                                               (5)             7
                                                 -------         ------
Loss before income taxes                            (434)          (217)
Provision for income taxes                           (92)           (51)
                                                 -------         ------
Net loss                                            (526)          (268)
Preferred dividend requirements                      (48)           (31)
                                                 -------         ------
Net loss applicable to common stock              ($  574)        ($ 299)
                                                 =======         ======

Loss per common share                              ($.15)         ($.08)
                                                    ====           ====

Weighted average number of shares outstanding      3,751          3,531
                                                   =====          =====

The accompanying notes are an integral part of these financial statements.

Page 5


                  HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                                                         Three months ended
                                                    --------------------------
                                                    Mar. 30, 1996 Apr. 1, 1995
                                                    ------------- ------------
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss                                             ($  526)      ($  268)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                          960           607
    Gain on sale of assets                                  (2)
    Net change in operating assets and liabilities,
      net of effects of acquired businesses:
      Receivables                                        2,392         2,001
      Inventories                                       (4,475)       (5,123)
      Other current assets                                 (63)          (84)
      Accounts payable                                     (67)        1,545
      Accrued liabilities                               (1,224)         (362)
      Other                                                 50           (81)
                                                       -------       -------
Net cash used in operating activities                   (2,955)       (1,765)
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (872)         (331)
  Proceeds from sales of property and equipment                          513
  Cash used for business acquisitions                                 (2,084)
                                                       -------       -------
Net cash used in investing activities                     (872)       (1,902)
                                                       -------       -------
Cash flows from financing activities:
  Net borrowings under lines of credit                                   (27)
  Proceeds from issuance of long-term debt                               320
  Repayment of related party debt                       (2,000)
  Repayment of long-term debt                             (574)         (669)
  Treasury stock purchased                                (273)
  Proceeds from issuance of common stock                    94
  Redemption of preferred stock                           (308)
  Payment of preferred stock dividends                     (48)          (31)
                                                       -------       -------
Net cash used by financing activities                   (3,109)         (407)
                                                       -------       -------
Net decrease in cash and cash equivalents               (6,936)       (4,074)
Cash and cash equivalents at beginning of period        10,034        10,712
                                                       -------       -------
Cash and cash equivalents at end of period             $ 3,098       $ 6,638
                                                       =======       =======
Supplemental disclosure of non-cash transactions:
  Issuance of stock under the Common Stock Purchase Plan                $522
                                                          ====          ====
The accompanying notes are an integral part of these financial statements.
Page 6


                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                         IN COMMON STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                 (Unaudited)

                                      Additional
                    Common Stock       Paid-in    Retained  Treasury
                  Shares     Amount    Capital    Earnings   Stock     Total
                  ------     ------   ---------   --------  --------  -------

Balance at
 Dec. 31, 1995   3,771,624   $377      $22,979     $11,399            $34,755

Shares issued
 under Stock
 Option Plan        13,981      2           92                             94

Purchase of
 treasury stock    (25,000)                                   ($273)     (273)

Net loss for
 period                                               (526)              (526)

Dividends on
 preferred stock                                       (48)               (48)
                  ---------   -----    -------     -------    ------  -------
Balance at
March 30, 1996    3,760,605    $379    $23,071     $10,825    ($273)  $34,002
                  =========   =====    =======     =======    ======  =======

The accompanying notes are an integral part of these financial statements.

Page 7


                  HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
- ---------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

Net loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Conversion of the convertible pre-ferred stock into common stock has been assumed only if such conversion are dilutive.

Certain accounts previously reported have been reclassified to conform to classifications used in 1996.

INVENTORIES
- ------------
A summary of inventories by                    (In thousands)
component is as follows:               Mar. 30,     Apr. 1,    Dec. 31,
                                         1996        1995        1995
                                      ----------   ---------   ---------
Finished goods                         $15,667      $12,111     $10,954
Work-in-progress                         8,030        5,768       7,341
Raw materials and supplies               4,517        2,673       5,082
                                       -------      -------     -------
                                        28,214       20,552      23,377
Less-LIFO reserve                       (4,359)      (4,143)     (3,997)
                                       -------      -------     -------
  Net inventories                      $23,855      $16,409     $19,380
                                       =======      =======     =======

REVOLVING CREDIT FACILITY
- -------------------------
The Company has renewed its principal credit facility for its subsidiaries through March 30, 1997. This facility, which is limited to $25 million in the aggregate, makes available to the Company $21 million in revolving credit and $6 million in letters of credit. Advances under the revolving credit line are limited to the lesser of (i) the sum of 85% of the eligible accounts receivable plus a seasonal over-advance, not to exceed $6 million, during the period March 1 to October 31, or (ii) $21 million.

Page 8

Loans under the facility bear interest at the prime rate and are secured by accounts receivable of the subsidiaries and are guaranteed by the Company. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letter of credit.

STOCK OPTION AND PURCHASE PLANS
- -------------------------------
In February 1996, pursuant to the Hampshire Group, Limited 1992 Stock Option Plan, the Company granted to certain key employees options to acquire 34,966 shares of the Company's common stock at a price of $11.00 per share, the fair market value as of the date of the grant. Also the Company granted to its Chief Executive Officer options to acquire 7,500 shares of the Company's common stock at a price of $12.10 per share, which was 110 percent of the fair market value as of the date of the grant. The options vest ratably as of December 31, 1996-1999.

CAPITALIZATION
- --------------
The Company is obligated to redeem the Series D Convertible Preferred Stock in twenty equal quarterly installments commencing April 1, 1996. During March 1996, the Company redeemed the three installments due in 1996.

In March 1996, the Company purchased 25,000 shares of its common stock in the open market. This purchase was as part of a plan to purchase up to 100,000 shares of its stock to be used primarily to fund certain employee benefit plans.


Page 9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT DATA
- ---------------------
Set forth below are the Company's results of operations by business segment for the three months ended March 30, 1996 and April 1, 1995.


                                              (In thousands)
                                            Three months ended
                                          ----------------------
                                          Mar. 30,       Apr. 1,
                                            1996           1995
                                          ---------     ---------
Net sales
  Sweaters                                 $20,735       $ 9,340
  Hosiery                                    5,695         4,771
                                           -------       -------
                                           $26,430       $14,111
                                           =======       =======
Gross profit
  Sweaters                                 $ 3,987       $ 2,449
  Hosiery                                      891           583
                                           -------       -------
                                           $ 4,878       $ 3,032
                                           =======       =======
Commission revenue
  Sweaters                                 $    41       $    73
                                           =======       =======
Operating profit (loss)
  Sweaters                                 $    91       $   278
  Hosiery                                       47          (156)
                                           -------       -------
                                               138           122
Less - Corporate expenses                     (400)         (332)
                                           -------       -------
Loss from operations                       $  (262)      $  (210)
                                           =======       =======


Page 10


RESULTS OF OPERATIONS
- ---------------------
Three Months Ended March 30, 1996 Compared With Three Months Ended
April 1, 1995.

The Company's net sales for the quarter ended March 30, 1996 were $26,430,000, as compared with $14,111,000 for the quarter ended April 1, 1995. The $12,319,000 increase was comprised of $11,395,000 increase in sweater segment sales and a $924,000 increase in hosiery segment sales.

Sweater segment net sales were $20,735,000 for the three months ended March 30, 1996 compared with $9,340,000 for the three months ended April 1, 1995. Approximately 50% of the increase resulted from sales of recently acquired sweater businesses; approximately 38% of the increase resulted from volume increases in the existing business; and price increases and a shift in product mix to higher priced items contriubted approximately 12% of the increase.

The hosiery segment net sales were $5,695,000 for the three months ended March 30, 1996, as compared with $4,771,000 for the three months ended April 1, 1995. The increase was principally attributable to a unit volume increase of approximately 19.7%.

Gross profit for the three months ended March 30, 1996 was $4,878,000 compared with $3,032,000 for the three months ended April 1, 1995. The in-crease was principally attributable to increased sweater segment sales and improved operating efficiencies of the hosiery segment sales.

Sweater segment gross profit increased by $1,538,000 for the three months ended March 30,1996, as compared with the same period for 1995. As a percentage of net sales, however, gross profit was 19.2% for the three months ended March 30, 1996 versus 26.2% for the three months ended April 1,1995. The reduction, as a percentage of net sales, was primarily due to lower gross margins on sales of the acquired sweater businesses.

Hosiery segment gross profit for the three months ended March 30, 1996 increased $308,000 compared with the same period last year. The increase was primarily attributable to the 19.7% volume increase contributing to improved manufacturing efficiencies. As a percentage of net sales, gross profit was 15.6% versus 12.2% for the three months ended April 1, 1995.

Segue (America) Limited, a subsidiary of Hampshire Designers, Inc., acts as agent for certain of its customers in arranging for the importation of sweaters for which it receives commission revenue which totaled $41,000 and $73,000 for the three months ended March 30, 1996 and April 1, 1995, respectively.

Selling, general and administrative expenses for the three months ended March 30, 1996 were $5,181,000 compared with $3,315,000 for the same period in 1995. The increase of $1,866,000 was due principally to increases in fixed expenses and selling commissions arising from the recently acquired sweater businesses. As a percentage of net sales, selling, general and administrative expenses decreased to 19.6% for the first quarter of 1996 versus 23.5% in 1995.

Page 11
<\PAGE>

Loss from operations for the three months ended March 30, 1996 totaled $262,000 compared with a loss of $210,000 for the same period in 1995.
The increase was directly attributable to expenses of the acquired sweater businesses.

Interest expense for the three months ended March 30, 1996 increased by $122,000 compared with the three months ended April 1, 1995. The increase was primarily attributable to long-term borrowings utilized in the acquisition of The Winona Knitting Mills, Inc.

The provisions for income taxes reflects state income taxes on taxable earnings and income taxes on the earnings of the Puerto Rican subsidiary.

SEASONALITY
- -----------
Two-thirds of net sales of the Company occur in the last half of the year. The sweater segment sales are more seasonal than the hosiery segment.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The primary liquidity and capital requirements of the Company are to funding working capital for current operations consisting of funding for the build-up in inventories and accounts receivable which reach their maximum requirements in the third quarter, servicing long-term debt and funding capital expenditures for machinery and equipment. The primary sources to meet the liquidity and capital requirements include funds generated by operations, revolving credit lines and long-term equipment financing.

Net cash used in operations for the three months ended March 30, 1996 totaled $2,955,000 of which the primary use was to build inventory for ship-ment later in the year, offset by a reduction in receivables.

Capital expenditures for 1996 are currently planned to be about $3,000,000, of which $872,000 has been expended through March 30, 1996. The planned expenditures are primarily for manufacturing equipment, facility improvements and the expansion of the sweater distribution center.

The net cash used in financing activities for the three months ended
March 30, 1996 was $3,109,000. The principal use was the repayment of debt of $2,574,000. Other uses were the redemption of preferred stock and the purchase of common stock as more fully discussed in the Notes to the Consolidated Financial Statements.

At March 30, 1996, the Company had a revolving credit facility of $21 million, all of which was unused. The line also provides for letters of credit totaling $6 million of which $29,000 were outstanding on March 30, 1996.
The facility runs through March 31, 1997 and may not exceed $25 million at any time. The Company has other credit facilities totaling $8 million of which $3 million is limited to use for international letters of credit.

The Company believes its cash flow from operations and borrowings under its credit lines will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.
Page 12

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

Item 2 and 3 are not applicable and have been omitted.

Item 4 - Submission of matters to a vote of security holders.

There were no matters submitted to a vote of security holders for the quarter ended March 30, 1996.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits

    Exhibit No.              Description                             Page No.
    -----------  ------------------------------------------------   ---------
      (11)       Statement Re Computation of Income
                    (Loss) Per Share                                   15

      (27)       Financial Data Schedule                               16


  b)  Reports on Form 8-K filed during the quarter.

      None.



Page 13


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HAMPSHIRE GROUP, LIMITED
                                   (Registrant)


May 9, 1996                        /s/ Ludwig Kuttner
- -----------                        --------------
Date                               Ludwig Kuttner
                                   President and Chief Executive Officer



May 9, 1996                        /s/ Charles W. Clayton
- -----------                        ------------------
Date                               Charles W. Clayton
                                   Vice President, Secretary, Treasurer,
                                   Chief Financial Officer and
                                   Principal Accounting Officer





Page 14