Form 10-Q
period 1996-06-29
HAMPSHIRE GROUP LTD
filed 1996-08-09
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended June 29, 1996.

                                 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from ________ to ________.

                          Commission File No. 33-47577

                            HAMPSHIRE GROUP, LIMITED
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                     06-0967107
                   --------                     ----------
          (State of Incorporation)  (I.R.S. Employer Identification No.)

                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29621
                         ------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

      (Registrant's Telephone Number, Including Area Code) (864) 225-6232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Title of Each Class               Number of Shares Outstanding
          Of Securities                          August 2, 1996
    ----------------------------          ----------------------------
    Common Stock, $.10 Par Value                   3,821,321

                   HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                 June 29, 1996

PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                        ------
Item 1 - Financial Statements

         Consolidated Balance Sheet as of June 29, 1996, July 1, 1995
         and December 31, 1995                                           3 - 4

         Consolidated Statement of Operations for the three months
         and six months ended June 29, 1996 and July 1, 1995                 5

         Consolidated Statement of Cash Flows for the six months
         ended June 29, 1996 and July 1, 1995                                6

         Consolidated Statement of Changes in Common Stockholders'
         Equity for the six months ended June 29, 1996                       7

         Notes to Consolidated Financial Statements                      7 - 9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10 - 12

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                          13

        Item 4 - Submission of Matters to a Vote of Security Holders        13

        Item 6 - Exhibits and Reports on Form 8-K                           13

        Signature Page                                                      14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  ASSETS

                                                 June 29,    July 1,    Dec. 31,
                                                   1996       1995        1995
                                                 --------    -------    --------
                                               (Unaudited) (Unaudited)
Current assets:
    Cash and cash equivalents ..............     $   776     $   597     $10,034
    Accounts receivable trade - net ........      13,827       9,122      16,761
    Other receivables ......................         766         398         722
    Inventories ............................      33,281      24,822      19,380
    Deferred tax asset .....................         409         216         409
    Other current assets ...................         512         692         235
                                                 -------     -------     -------
        Total current assets ...............      49,571      35,847      47,541

Property, plant and equipment - net ........      13,968       8,307      13,469
Deferred tax asset .........................         962       1,157         962
Intangible assets - net ....................       4,073       2,364       4,320
Other assets ...............................         111         197         146
                                                 -------     -------     -------
                                                 $68,685     $47,872     $66,438
                                                 =======     =======     =======



   The accompanying notes are an integral part of these financial statements.

                   HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                                              June 29,    July 1,    Dec. 31,
                                                1996       1995        1995
                                              --------    -------    --------
                                            (Unaudited) (Unaudited)
Current liabilities:
    Borrowings under lines of credit .....    $ 8,385     $ 1,585       -
    Current portion of long-term debt ....      2,399       1,534    $ 2,627
    Notes payable to related parties .....        375        -         2,125
    Accounts payable .....................      4,862       4,361      4,714
    Accrued liabilities ..................      7,103       5,658      8,400
                                              -------     -------    -------
      Total current liabilities ..........     23,124      13,138     17,866

Long-term debt ...........................      7,423       6,189      8,590
Notes payable to related parties .........      1,252         500      1,625
                                              -------     -------    -------
      Total liabilities ..................     31,799      19,827     28,081
                                              -------     -------    -------
Redeemable, convertible preferred stock,
   at redemption value:
    Series A .............................      1,550        -         1,550
    Series D .............................      1,744       2,052      2,052
                                              -------     -------    -------
      Total preferred stock ..............      3,294       2,052      3,602
                                              -------     -------    -------
Common stockholders' equity:
    Common stock, 3,871,321, 3,530,124 and
    3,771,624 shares issued and 3,821,321,
    3,530,124 and 3,771,624 outstanding ..        387         353        377
    Additional paid-in capital ...........     23,605      21,210     22,979
    Treasury stock .......................       (583)       -          -
    Retained earnings ....................     10,183       4,430     11,399
                                              -------     -------    -------
      Total common stockholders' equity ..     33,592      25,993     34,755
                                              -------     -------    -------
                                              $68,685     $47,872    $66,438
                                              =======     =======    =======


 The accompanying notes are an integral part of these financial statements.

                   HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                        Three months ended    Six months ended
                                       -------------------  -------------------
                                       June 29,    July 1,   June 29,   July 1,
                                         1996       1995       1996      1995
                                       --------    -------   --------   -------
                                           (Unaudited)           (Unaudited)
Net sales ..........................   $21,243     $13,580    $47,673   $27,691
Cost of goods sold .................    17,495      10,329     39,047    21,408
                                       -------     -------    -------   -------
    Gross profit ...................     3,748       3,251      8,626     6,283
Commission revenue .................       284         222        325       295
                                       -------     -------    -------   -------
                                         4,032       3,473      8,951     6,578
Selling, general and
    administrative expenses ........     4,405       3,709      9,586     7,024
                                       -------     -------    -------   -------
    Loss from operations ...........      (373)       (236)      (635)     (446)
Interest expense ...................      (243)       (154)      (522)     (309)
Interest income ....................        23          41        135       182
Other ..............................       (14)        365        (19)      372
                                       -------     -------    -------   -------
Income (loss) before income taxes ..      (607)         16     (1,041)     (201)
Provision (benefit) for income taxes       (10)         78         82       129
                                       -------     -------    -------   -------
Net loss ...........................      (597)        (62)    (1,123)     (330)
Preferred dividend requirements ....       (45)        (31)       (93)      (62)
                                       -------     -------    -------   -------
Net loss applicable to common stock    ($  642)    ($   93)  ($ 1,216)  ($  392)
                                       =======     =======    =======   =======
Loss per common share ..............   ($  .17)    ($  .03)  ($   .32)  ($  .11)
                                       =======     =======    =======   =======
Weighted average number of
     shares outstanding ............     3,755       3,534      3,753     3,532
                                       =======     =======    =======   =======

   The accompanying notes are an integral part of these financial statements.

                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                                              Six months ended
                                                            -------------------
                                                             June 29,   July 1,
                                                               1996      1995
                                                             --------   -------
Cash flows from operating activities:
  Net loss ............................................    ($ 1,123)   ($  330)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .....................       1,915      1,230
    Gain on sale of assets ............................          (4)       (52)
    Net change in operating assets and liabilities,
      net of effects of acquired businesses:
       Receivables ....................................       2,892      1,540
       Inventories ....................................     (13,901)   (13,537)
       Other current assets ...........................        (111)      (435)
       Accounts payable ...............................         150      1,811
       Accrued liabilities ............................      (1,296)        94
       Other ..........................................          50        -
                                                            -------    -------
  Net cash used in operating activities ...............     (11,428)    (9,679)
                                                            -------    -------
Cash flows from investing activities:
  Capital expenditures ................................      (2,359)    (1,507)
  Proceeds from sales of property and equipment .......          10        852
  Cash used for business acquisitions .................        -        (2,084)
                                                            -------    -------
    Net cash used  in investing activities ............      (2,349)    (2,739)
                                                            -------    -------
Cash flows from financing activities:
  Net borrowings under lines of credit ................       8,385      1,558
  Proceeds from issuance of long-term debt ............        -         1,790
  Repayment of related party debt .....................      (2,123)       -
  Repayment of long-term debt .........................      (1,395)      (983)
  Treasury stock purchased ............................        (583)       -
  Proceeds from issuance of common stock ..............         636        -
  Redemption of preferred stock .......................        (308)       -
  Payment of preferred stock dividends ................         (93)       (62)
                                                            -------    -------
    Net cash provided by financing activities .........       4,519      2,303
                                                            -------    -------
Net decrease in cash and cash equivalents .............      (9,258)   (10,115)
Cash and cash equivalents at beginning of period ......      10,034     10,712
                                                            -------    -------
Cash and cash equivalents at end of period ............     $   776    $   597
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

                                          Additional
                           Common Stock    Paid-In   Retained  Treasury
                        Shares     Amount  Capital   Earnings   Stock    Total
                        ------    -------  -------   --------  --------  -----
Balance at
  December 31, 1995 .. 3,771,624    $377   $22,979    $11,399     -     $34,755
Shares issued under
  Stock Option Plan ..    99,697      10       626        -       -         636
Purchase of
  treasury stock .....   (50,000)     -        -          -     ($583)     (583)
Net loss for the period     -         -        -       (1,123)    -      (1,123)
Dividends on
  preferred stock.....      -         -        -          (93)    -         (93)
                       ---------    ----   -------    -------    ----   -------
Balance at
  June 29, 1996 ...... 3,821,321    $387   $23,605    $10,183   ($583)  $33,592
                       =========    ====   =======    =======    ====   =======

   The accompanying notes are an integral part of these financial statements.

- ------------------------------------------------------------------------------
                            HAMPSHIRE GROUP, LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

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

Net loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Conversion of the convertible preferred stock into common stock has been assumed only if such conversions are dilutive.

Certain accounts previously reported have been reclassified to conform to classifications used in 1996.

INVENTORIES

A summary of inventories by component is as follows:

                                             (In thousands)
                                     June 29,    July 1,     Dec. 31,
                                       1996       1995         1995
                                     --------   --------     --------
Finished goods ..................    $23,461     $18,681     $10,954
Work-in-progress ................      8,751       6,594       7,341
Raw materials and supplies ......      5,428       3,621       5,082
                                     -------     -------     -------
                                      37,640      28,896      23,377
 Less-LIFO reserve ..............     (4,359)     (4,074)     (3,997)
                                     -------     -------     -------
      Net inventories ...........    $33,281     $24,822     $19,380
                                     =======     =======     =======

ACQUISITION

In October 1995, The Winona Knitting Mills, Inc. (Winona), principally a private-label manufacturer of better men's sweaters, was merged with the Company in exchange for approximately $500,000 in cash, $2,287,000 in short-term obligations, $1,250,000 in long-term debt, 124,000 shares of convertible preferred stock valued at $1,550,000 and 240,000 restricted shares of the Company's common stock valued at $1,785,000. Additionally, payments of up to $1,333,000 are contingent upon the future financial performance of the acquired business for the years 1996 through 1998. Such payments will be made one-half cash and one-half restricted common stock of the Company. In connection with the acquisition, the Company recorded goodwill in the amount of $2,288,000.

Had the acquisition of Winona been consummated as of January 1, 1995, the Company's unaudited consolidated pro forma results of operations would have been as follows:

                                     (in thousands, except per share data)
                                     Three months ended      Six months ended
                                    --------------------   --------------------
                                    June 29,    July 1,    June 29,     July 1,
                                      1996       1995        1996        1995
                                    (Actual)  (Pro Forma)  (Actual)  (Pro Forma)
                                    -------    ---------   --------   ---------

Net sales ....................      $21,243     $18,985    $47,673     $35,117
                                    =======     =======    =======     =======
Net loss applicable to
  common stock ...............        ($642)    ($1,098)   ($1,216)    ($2,277)
                                       ====      ======     ======      ======
Net loss per share ...........        ($.17)      ($.29)     ($.32)      ($.60)
                                       ====        ====       ====        ====

REVOLVING CREDIT FACILITY

The Company has renewed its principal credit facility for its subsidiaries through March 30, 1997. This facility, which is limited to $25 million in the aggregate, makes available to the Company $21 million in revolving credit and $6.5 million in letters of credit. Advances under the revolving credit line are limited to the lesser of (i) the sum of 85% of the eligible accounts receivable plus a seasonal over-advance, not to exceed $6 million, during the period March 1 to October 31, or (ii) $21 million.

Loans under the facility, at the option of the Company, bear interest at a variable rate of prime or a fixed rate based on the bank's cost of funds. The loans are secured by accounts receivable of the subsidiaries and are guaranteed by the Company. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letter of credit.

The Company also has other credit facilities which in the aggregate allow the Company to borrow an additional $9.5 million of which $4.5 million is limited to use for international letters of credit.

STOCK OPTION AND PURCHASE PLANS

In February 1996, pursuant to the Hampshire Group, Limited 1992 Stock Option Plan, the Company granted to certain key employees options to acquire 34,966 shares of the Company's common stock at a price of $11.00 per share, the fair market value as of the date of the grant. Also the Company granted to its Chief Executive Officer options to acquire 7,500 shares of the Company's common stock at a price of $12.10 per share, which was 110 percent of the fair market value as of the date of the grant. The options vest 25% annually beginning December 31, 1996.

CAPITALIZATION

The Company is obligated to redeem the Series D Convertible Preferred Stock in twenty equal quarterly installments commencing April 1, 1996. During March 1996, the Company redeemed the three installments due in 1996.

In March and June 1996, respectively, the Company purchased 25,000 shares (50,000 total) of its common stock in the market. This purchase was made as part of a plan to repurchase up to 100,000 shares of its stock to be used primarily to fund certain employee benefit plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SEGMENT DATA

Set forth below are the Company's results of operations by business segment for the three months and six months ended June 29, 1996 and July 1, 1995.

                                           (In thousands)
                              Three months ended      Six months ended
                             --------------------   --------------------
                             June 29,    July 1,    June 29,     July 1,
                               1996       1995        1996        1995
                             -------    ---------   --------   ---------
Net sales:
    Sweaters ............    $13,696     $ 7,105     $34,431     $16,445
    Hosiery .............      7,547       6,475      13,242      11,246
                             -------     -------     -------     -------
                             $21,243     $13,580     $47,673     $27,691
                             =======     =======     =======     =======
Gross profit:
    Sweaters ............    $ 2,480     $ 2,152     $ 6,467     $ 4,601
    Hosiery .............      1,268       1,099       2,159       1,682
                             -------     -------     -------     -------
                             $ 3,748     $ 3,251     $ 8,626     $ 6,283
                             =======     =======     =======     =======
Commission revenue:
    Sweaters ............    $   284     $   222     $   325     $   295
                             =======     =======     =======     =======
Operating profit (loss):
    Sweaters ............    ($  293)    ($   99)    ($  202)    $   179
    Hosiery .............        342         225         389          69
                             -------     -------     -------     -------
                                  49         126         187         248
Less - Corporate expenses       (422)       (362)       (822)       (694)
                             -------     -------     -------     -------
Loss from operations ....    ($  373)    ($  236)    ($  635)    ($  446)
                             =======     =======     =======     =======

RESULTS OF OPERATIONS

Three Months Ended June 29, 1996 Compared With Three Months Ended July 1, 1995.
- ------------------------------------------------------------------------------
The Company's net sales for the quarter ended June 29, 1996 were $21,243,000 as compared with $13,580,000 for the quarter ended July 1, 1995. The increase of $7,663,000 was primarily attributable to sales of the recently acquired sweater business.

Sweater segment net sales were $13,696,000 as compared with $7,105,000. Approximately 77.0% of the increase was attributable to sales from the recently acquired sweater business. Of the remaining 23.0%, approximately 17.0% was due to volume increases and approximately 6.0% was due to a shift in mix to higher priced items.

The hosiery segment net sales were $7,547,000 as compared to $6,475,000. The increase was mainly attributable to a unit volume increase of 16.1%.

Gross profit increased to $3,748,000 compared with $3,251,000. As a percentage of net sales, gross profit was 17.6% as compared to 23.9% for the same period in 1995. The decrease in gross margin, as a percentage of net sales, was principally due to lower margins on sales of the recently acquired sweater business.

Sweater segment gross profit increased by $328,000. As a percentage of net sales, gross profit was 18.1% versus 30.3 %. The reduction, as a percentage of net sales, was primarily due to lower gross margins on sales of the recently acquired sweater business and effects of production expansion in the existing business.

Hosiery segment gross profit increased $169,000 from the same period last year. As a percentage of net sales, gross profit decreased 0.2% due to a shift in product mix to lower margin items.

Segue (America) Limited, a subsidiary of Hampshire Designers, Inc., acts as agent for certain of its customers in arranging for the importation of sweaters for which it receives commission revenue which totaled $284,000 and $222,000 for 1996 and 1995, respectively.

Selling, general and administrative expenses were $4,405,000 compared with $3,709,000. The increase of $696,000 was due principally to increases in fixed expenses and selling commissions arising from the recently acquired sweater business.

Loss from operations totaled $373,000 compared with a loss of $236,000 for the same period in 1995. The loss was primarily the result of lower margins on sales of the recently acquired sweater business.

Interest expense increased by $89,000. The increase was principally attributable to short-term borrowings under the revolving credit facilities.

Six Months Ended June 29, 1996 Compared With Six Months Ended July 1, 1995.
- --------------------------------------------------------------------------
The Company's net sales in the six months ended June 29, 1996 were $47,673,000, as compared with $27,691,000 for the six months ended July 1, 1995. The increase of $19,982,000 was primarily attributable to sales of both the recently acquired sweater business and to increased sales of the existing business.

Sweater segment net sales were $34,431,000 as compared to $16,445,000. Approximately 59.0% of the increase was attributable to sales from the recently acquired sweater business. Of the remaining 41.0%, approximately 27.0% was due to volume increases and approximately 14.0% was due to a shift in mix to higher priced items.

The Hosiery segment net sales increased to $13,242,000 as compared to $11,246,000. The increase was primarily due to a unit volume increase of 18.5%.

Gross profit increased to $8,626,000 as compared with $6,283,000. As a percentage of sales, gross profit decreased to 18.1% as compared to 22.7% . The decrease resulted principally from reduced margins on sales of the recently acquired sweater business.

Sweater segment gross profit increased by $1,866,000 as compared with the same period for 1995. As a percentage of net sales, gross profit was 18.8% as compared to 28.0% . The reduction, as a percentage of sales, was primarily due to lower gross margins on sales of the acquired sweater business and the effects of production expansion as previously discussed.

Hosiery segment gross profit increased $477,000 from the same period last year. The increase was primarily attributable to the 18.5% volume increase which resulted in improved manufacturing efficiencies. As a percentage of net sales, gross profit increased to 16.3% of net sales as compared with 15.0% for the six months ended July 1, 1995.

Selling, general and administrative expenses were $9,586,000 as compared with $7,024,000. The increase of $2,562,000 was due principally to increases in fixed expenses and selling commissions generated by the recently acquired sweater business.

Loss from operations totaled $635,000 as compared with a loss of $446,000 for the same period in 1995. The primary reason for the increase was lower margins on sales as previously mentioned.

Interest expense increased by $213,000. The overall increase was attributable to increased short-term borrowings under the revolving credit facilities.

Income tax expense for each of the periods presented represents the estimated state income tax on taxable earnings and the income taxes on the earnings of the Puerto Rican subsidiary.

SEASONALITY

Approximately two-thirds of net sales of the Company occur in the last half of the year with the sweater segment sales being more seasonal than the hosiery segment.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company relate to funding of the working capital needs to support the buildup in inventories and accounts receivable which reach their maximum requirements in the third quarter, servicing long-term debt and funding capital expenditures for machinery and equipment. The primary sources to meet the liquidity and capital requirements include funds generated by operations, revolving credit lines and long-term equipment financing.

Net cash used in operations for the six months ended June 29, 1996 totaled $11,428,000 of which the primary use was to build inventory for shipments later in the year.

Capital expenditures for 1996 are planned to be about $3,000,000, of which $2,359,000 has been expended through June 29, 1996. The planned expenditures are primarily for manufacturing equipment, facility improvements and the expansion of the sweater distribution center.

The net cash provided by financing activities for the six months ended June 29, 1996 was $4,519,000. The primary source of funds consisted of net borrowings totaling $8,385,000 under the Company's revolving credit facilities. The primary usage of funds was to repay $3,518,000 of debt. Other uses were the redemption of preferred stock and the purchase of common stock as more fully discussed in the Notes to the Consolidated Financial Statements. The Company also has the availability to issue up to $11,000,000 in letters of credit of which $5,070,000 was outstanding.

Management of the Company believes that cash flow from operations and borrowings under its credit lines will provide adequate resources to meet capital requirements and operational needs for the foreseeable future.

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 15, 1996, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated April 15, 1996:

     1) Each of the six nominees standing for reelection (Ludwig Kuttner, Herbert Elish, Michael C. Jackson, Harvey L. Sperry, Eugene Warsaw and Peter W. Woodworth) were elected as Directors of the Company. Messrs. Kuttner, Elish, Warsaw, and Woodworth each had 3,513,209 votes FOR, 0 votes AGAINST and 0 votes WITHHELD; Messrs. Jackson and Sperry each had 3,512,342 votes FOR, 867 votes AGAINST and 0 votes WITHHELD.

     2) The ratification of the appointment of Price Waterhouse, LLP as independent public accountants for the Company for the year ending December 31, 1996 was approved 3,001,223 votes FOR, 481,386 votes AGAINST, and 30,600 votes ABSTAINED.

Item 6 - Exhibits and Reports on Form 8-K
  a)  Exhibits
      Exhibit No.           Description
      ----------    -----------------------------------------------------
      (10)(H)(10)   Fourth Amended and Restated Loan Agreement between
                    Hampshire Designers, Inc. and NatWest Bank N.A. dated as of March 31, 1996
      (10)(P)(1)    Revolving Line of Credit Agreement between Banco Popular
                    and Glamourette Fashion Mills, Inc. dated May 23, 1996.
      (10)(S)       Revolving Line of Credit Agreement between
                    Merchants National Bank and Hampshire Group, Limited dated April 1, 1996.
      (10)(T)       Amendment to Credit Agreement between MTB and
                    Segue (America) Limited dated June 19, 1996.
      (11)          Statement Re Computation of Income (Loss) per share
      (27)          Financial Data Schedule

  b)  Reports on Form 8-K Filed During the Quarter
      There were no reports filed on Form 8-K during the three month period ended June 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HAMPSHIRE GROUP, LIMITED
                                            (Registrant)


Date:    August 9, 1996                     /s/ Ludwig Kuttner
      ---------------------                 -----------------------------
                                            Ludwig Kuttner
                                            President and
                                            Chief Executive Officer


Date:    August 9, 1996                     /s/ Charles W. Clayton
      ---------------------                 -----------------------------
                                            Vice President, Secretary,
                                            Treasurer, Chief Financial Officer
                                            and Principal Accounting Office