Form 10-Q
period 1996-09-28
HAMPSHIRE GROUP LTD
filed 1996-11-07
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended SEPTEMBER 28, 1996.
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ________ to __________.

                          COMMISSION FILE NO. 33-47577

                            HAMPSHIRE GROUP, LIMITED
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                    06-0967107
             ----------------------   ----------------------------------
            (State of Incorporation) (I.R.S. Employer Identification No.)

                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29621
    (Address, Including Zip Code, of Registrant's Principal Executive Offices)

     (Registrant's Telephone Number, Including Area Code) (864) 225-6232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class               Number of Shares Outstanding
             of  Securities                        November 1, 1996
      ----------------------------           -----------------------------
      Common Stock, $.10 Par Value                     3,830,821

                  HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                               September 28, 1996

PART I - FINANCIAL INFORMATION
                                                                          Page

 Item 1 - Financial Statements

          Consolidated Balance Sheet as of September 28, 1996,
          September 30, 1995 and December 31, 1995                       3 - 4

          Consolidated Statement of Income for the Three Months and
          Nine Months Ended September 28, 1996 and September 30, 1995        5

          Consolidated Statement of Cash Flows for the Nine Months
          Ended September 28, 1996 and September 30, 1995                    6

          Consolidated Statement of Changes in Common Stockholders'
          Equity for the Nine Months Ended September 28, 1996                7

          Notes to Consolidated Financial Statements                     7 - 9

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                10 - 13

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                 14

 Item 4 - Submission of Matters to a Vote of Security Holders               14

 Item 6 - Exhibits and Reports on Form 8-K                                  14

 Signature Page                                                             15


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                        (In thousands, except share data)


                                               Sept. 28,    Sept.30,    Dec. 31,
                                                 1996         1995        1995
                                                 ----         ----        ----
                                             (Unaudited)  (Unaudited)
Current assets:
  Cash and cash equivalents .............      $   614      $   742      $10,034
  Accounts receivable trade - net .......       33,743       25,605       16,761
  Other receivables .....................        1,039          266          722
  Inventories ...........................       27,433       20,538       19,380
  Deferred tax asset ....................          409          216          409
  Other current assets ..................          762        3,937          235
                                               -------      -------      -------
      Total current assets ..............       64,000       51,304       47,541

Property, plant and equipment - net .....       13,816        8,546       13,469
Deferred tax asset ......................          962        1,157          962
Intangible assets - net .................        3,943        2,303        4,320
Other assets ............................          121          178          146
                                               -------      -------      -------
                                               $82,842      $63,488      $66,438
                                               =======      =======      =======

   The accompanying notes are an integral part of these financial statements.


                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                             Sept. 28,   Sept.30,      Dec. 31,
                                               1996        1995          1995
                                               ----        ----          ----
                                            (Unaudited) (Unaudited)
Current liabilities:
 Borrowings under lines of credit..........   $15,445      $ 9,530          -
 Current portion of long-term debt.........     2,397        1,549      $ 2,627
 Notes payable to related parties .........       375          -          2,125
 Accounts payable .........................     4,832        5,369        4,714
 Accrued liabilities ......................     9,481        8,447        8,400
                                              -------      -------      -------
   Total current liabilities ..............    32,530       24,895       17,866

Long-term debt ............................     7,480        5,784        8,590
Notes payable to related parties ..........     1,127          500        1,625
                                              -------      -------      -------
   Total liabilities ......................    41,137       31,179       28,081
                                              -------      -------      -------
Redeemable, convertible preferred stock,
 at redemption value:
 Series A .................................     1,550          -          1,550
 Series D .................................     1,744        2,052        2,052
                                              -------      -------      -------
   Total preferred stock ..................     3,294        2,052        3,602
                                              -------      -------      -------
Common stockholders' equity:
 Common stock, 3,871,321, 3,530,124 and
  3,771,624 shares issued and 3,821,321,
  3,530,124 and 3,771,624 outstanding .....       387          353          377
 Additional paid-in capital ...............    23,605       21,210       22,979
 Treasury stock ...........................      (583)         -           -
 Retained earnings ........................    15,002        8,694       11,399
                                              -------      -------      -------
   Total common stockholders' equity ......    38,411       30,257       34,755
                                              -------      -------      -------
                                              $82,842      $63,488      $66,438
                                              =======      =======      =======

  The accompanying notes are an integral part of these financial statements.


                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)

                                       Three Months Ended   Nine Months Ended
                                       ------------------  --------------------
                                       Sept. 28,  Sept.30,  Sept. 28,  Sept. 30,
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
                                          (Unaudited)            (Unaudited)

Net sales ........................    $49,593    $39,278    $97,266    $66,969
Cost of goods sold ...............     37,534     28,730     76,581     50,138
                                      -------    -------    -------    -------
    Gross profit .................     12,059     10,548     20,685     16,831
Commission revenue ...............        579        884        904      1,179
                                      -------    -------    -------    -------
                                       12,638     11,432     21,589     18,010
Selling, general and
    administrative expenses ......      6,722      6,491     16,308     13,515
                                      -------    -------    -------    -------
Income from operations ...........      5,916      4,941      5,281      4,495
Interest expense .................       (493)      (334)    (1,015)      (643)
Interest income ..................          4         83        139        265
Other income (expense) ...........        (13)         1        (32)       373
                                      -------    -------    -------    -------
Income before income taxes .......      5,414      4,691      4,373      4,490
Provision for income taxes .......        550        397        632        526
                                      -------    -------    -------    -------
    Net income ...................      4,864      4,294      3,741      3,964
Preferred dividend requirements            45         30        138         92
                                      -------    -------    -------    -------
Net income applicable to common stock $ 4,819    $ 4,264    $ 3,603    $ 3,872
                                      =======    =======    =======    =======
Net income per share
    Primary ......................      $1.17      $1.13      $0.93      $1.07
                                        =====      =====      =====      =====
    Fully diluted ................      $1.10      $1.07      $0.85      $0.98
                                        =====      =====      =====      =====
Weighted average number of
    shares outstanding
    Primary ......................      4,106      3,789      3,871      3,618
                                        =====      =====      =====      =====
    Fully diluted ................      4,406      4,028      4,381      4,026
                                        =====      =====      =====      =====

   The accompanying notes are an integral part of these financial statements.

                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                                       Nine Months Ended
                                                       -----------------
                                               Sept. 28, 1996   Sept. 30, 1995
                                               --------------   --------------
                                                         (Unaudited)
Cash flows from operating activities:
 Net income ................................       $ 3,741         $ 3,964
 Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization ............         2,855           1,868
  Gain on sale of assets ...................            (9)            (52)
  Net change in operating assets and
   liabilities, net of effects of acquired
   businesses:
    Receivables ............................       (17,535)        (14,759)
    Inventories ............................        (8,055)         (9,241)
    Other current assets ...................          (136)         (3,653)
    Accounts payable .......................            92           2,787
    Accrued liabilities ....................         1,158           2,898
    Other ..................................            22             (82)
                                                   -------         -------
  Net cash used in operating activities            (17,867)        (16,270)
                                                   -------         -------
Cash flows from investing activities:
  Capital expenditures .....................        (3,027)         (2,302)
  Proceeds from sales of property and equipment         10             852
  Cash used for business acquisitions ......            -           (2,076)
                                                   -------         -------
   Net cash used in investing activities ...        (3,017)         (3,526)
                                                   -------         -------
Cash flows from financing activities:
  Net borrowings under lines of credit .....        15,445           9,503
  Proceeds from issuance of long-term debt .           711           1,790
  Repayment of related party debt ..........        (2,248)            -
  Repayment of long-term debt ..............        (2,051)         (1,375)
  Proceeds from issuance of common stock ...           636             -
  Treasury stock purchased .................          (583)            -
  Redemption of preferred stock ............          (308)            -
  Payment of preferred stock dividends .....          (138)            (92)
                                                   -------         -------
   Net cash provided by financing activities        11,464           9,826
                                                   -------         -------
Net decrease in cash and cash equivalents ..        (9,420)         (9,970)
Cash and cash equivalents at beginning of period    10,034          10,712
                                                   -------         -------
Cash and cash equivalents at end of period ..      $   614         $   742
                                                   =======         =======

 The accompanying notes are an integral part of these financial statements.


                    HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                         IN COMMON STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)
                                            Additional
                             Common Stock     Paid-In  Retained Treasury  Total
                           Shares    Amount   Capital  Earnings  Stock   Equity
                           ------    ------   -------  --------  -----   ------
Balance at
  December 31, 1995 .... 3,771,624    $377    $22,979   $11,399    -    $34,755
Shares issued under
  Stock Option Plan ....    99,697      10        626      -       -        636
Purchase of treasury
  stock ................   (50,000)     -         -        -    ($583)     (583)
Net income for the period     -         -         -       3,741    -      3,741
Dividends on
  preferred stock ......      -         -         -        (138)   -       (138)
                         ------------------------------------------------------
Balance at
  September 28, 1996 ... 3,821,321    $387    $23,605   $15,002 ($583)  $38,411
                         ======================================================

   The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------

                  HAMPSHIRE GROUP, LIMITED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net income per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding plus the effect of outstanding options and warrants computed using the modified treasury stock method. Net income per share assuming full dilution is computed by dividing net income by the sum of the weighted average number of common shares outstanding; the effect of outstanding options and warrants computed using the modified treasury stock method; and the dilutive effect of the assumed conversion of the convertible preferred stock.

Certain accounts previously reported have been reclassified to conform to classifications used in 1996.


Inventories
-----------
A summary of inventories by component is as follows:

                                                (In thousands)
                                       Sept. 28,    Sept. 30,    Dec. 31,
                                         1996        1995         1995
                                         ----        ----         ----
Finished goods......................   $18,871      $15,236      $10,954
Work-in-progress....................     8,231        5,887        7,341
Raw materials and supplies..........     4,690        3,681        5,082
                                       -------      -------      -------
                                        31,792       24,804       23,377
Less - LIFO reserve.................    (4,359)      (4,266)      (3,997)
                                       -------      -------      -------
  Net inventories...................   $27,433      $20,538      $19,380
                                       =======      =======      =======


Acquisition
-----------
In October 1995, The Winona Knitting Mills, Inc. (Winona Mills), principally a private-label manufacturer of better men's sweaters, was merged with the Company in exchange for approximately $500,000 in cash, $2,287,000 in short-term obligations, $1,250,000 in long-term debt, 124,000 shares of convertible preferred stock valued at $1,550,000 and 240,000 shares of the Company's common stock valued at $1,785,000. Additionally, payments of up to $1,333,000 are contingent upon the financial performance of Winona Mills during 1996 through 1998. Such payments will be made one-half in cash and one-half in common stock of the Company. In connection with the acquisition, the Company recorded goodwill in the amount of $2,288,000.

Had the acquisition of Winona Mills been consummated as of January 1, 1995, the Company's unaudited consolidated pro forma results of income would have been as follows:

                                   (In thousand, except per share data)
                               Three Months Ended       Nine Months Ended
                               ------------------       -----------------
                              Sept. 28,   Sept. 30,    Sept. 28,   Sept. 30,
                                1996        1995          1996       1995
                                ----        ----          ----       ----
                              (Actual)   (Pro Forma)    (Actual)  (Pro Forma)
Net sales ................    $49,593     $48,636        $97,266     $83,753
                              =======     =======        =======     =======
Net income applicable to
  common stock ...........     $4,819      $4,020         $3,603      $1,743
                               ======      ======         ======      ======
Net income per share
  Primary ................      $1.17       $1.00          $0.93       $0.45
                                =====       =====          =====       =====
  Full Dilution ..........      $1.10       $0.93          $0.85       $0.43
                                =====       =====          =====       =====


Revolving Credit Facility
-------------------------
The Company has a credit facility which extends through March 31, 1997. This facility, which is limited to $25 million in the aggregate, makes available to the Company $21 million in revolving credit and $6.5 million in letters of credit. Advances under the revolving credit line are limited to the lesser of
(i) the sum of 85% of the eligible accounts receivable plus a seasonal over-advance, not to exceed $6 million, during the period March 1 to October 31, or (ii) $21 million.

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


Stock Option and Purchase Plans
-------------------------------
In February 1996, pursuant to the Hampshire Group, Limited 1992 Stock Option Plan, the Company granted to certain key employees options to acquire 34,966 shares of the Company's common stock at a price of $11.00 per share, the fair market value as of the date of the grant. In May 1996, pursuant to certain employment agreements, the Company also granted options to acquire 12,000 shares of the Company's common stock at $11.75 per share. In February 1996, the Company also granted to its Chief Executive Officer options to acquire 7,500 shares of the Company's common stock at a price of $12.10 per share, which was 110 percent of the fair market value as of the date of the grant. The options vest 25% annually beginning December 31, 1996.


Capitalization
--------------
The Company is obligated to redeem the Series D Convertible Preferred Stock in twenty equal quarterly installments commencing April 1, 1996. During March 1996, the Company redeemed the three installments due in 1996.

During 1996, the Company purchased an aggregate of 50,000 shares of its common stock in the market. This purchase was made as part of a plan to repurchase up to 100,000 shares of common stock to be used primarily to fund certain employee benefit plans.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Segment Data
---------------------
Set forth below are the Company's results of operations by business segment for the three months and nine months ended September 28, 1996 and September 30, 1995.

                                                 (In thousands)
                                  Three Months Ended       Nine Months Ended
                                ----------------------   ---------------------
                                Sept. 28,    Sept. 30,   Sept. 28,    Sept. 30,
                                  1996         1995        1996         1995
                                  ----         ----        ----         ----
Net sales:
  Sweaters .................     $40,406      $31,012     $74,837      $47,457
  Hosiery  .................       9,187        8,266      22,429       19,512
                                 -------      -------     -------      -------
                                 $49,593      $39,278     $97,266      $66,969
                                 =======      =======     =======      =======
Gross profit:
  Sweaters .................     $10,874      $ 9,386     $17,341      $13,987
  Hosiery ..................       1,185        1,162       3,344        2,844
                                 -------      -------     -------      -------
                                 $12,059      $10,548     $20,685      $16,831
                                 =======      =======     =======      =======
Commission revenue:
  Sweaters..................     $   579      $   884     $   904      $ 1,179
                                 =======      =======     =======      =======
Income from operations:
  Sweaters .................     $ 6,452      $ 5,472     $ 6,250      $ 5,651
  Hosiery ..................         234          185         623          254
                                 -------      -------     -------      -------
                                   6,686        5,657       6,873        5,905
Less - Corporate expenses ..        (770)        (716)     (1,592)      (1,410)
                                 -------      -------     -------      -------
Income from operations .....     $ 5,916      $ 4,941     $ 5,281      $ 4,495
                                 =======      =======     =======      =======



Three Months Ended September 28, 1996 Compared With Three Months Ended
----------------------------------------------------------------------
September 30, 1995
------------------

Consolidated net sales of the Company increased by 26.3% to $49,593,000 for the third quarter of 1996 as compared with $39,278 for the third quarter of 1995. Approximately 90% of the increase occurring in the sweater segment.

Net sales for the sweater segment increased 30.3% to $40,406,000 with approximately 89% of the increase being attributable to sales of Winona Mills sweater business. The principal factor in the increase in sales, which does not reflect sales of Winona Mills, was an increase in unit sales volume with a nominal impact due to shifts in product price and mix.

Net sales in the hosiery segment increased 11.1% in the third quarter of 1996, as compared with the previous year. This increase, which amounts to $921,000, relates to a 17.4% increase in unit volume offset by an unfavorable product mix.

Gross profit for the Company increased by $1,511,000 to $12,059,000 for the third quarter of 1996. The sweater segment gross profit, as a percentage of sales, decreased to 26.9% from 30.3% for the prior year. Excluding the sales of Winona Mills, gross profit was 30.5%, which is an increase over last year. Operating primarily as a contract manufacturer, the sales of Winona Mills produced a gross profit margin of 13.2%.

The hosiery segment gross profit, as a percentage of net sales decreased from 14.1% for the third quarter of 1995 to 12.9%, because of a shift in sales mix to lower priced and lower margin items.

Segue (America) Limited, a subsidiary of Hampshire Designers, Inc., receives commission revenue as agent for certain of its customers in arranging for the importation of sweaters. The commission revenue totaled $579,000 and $884,000 for the third quarter 1996 and 1995, respectively. The reduction is primarily due to agency sales being shifted to regular sales.

Selling, general and administrative expenses for the third quarter of 1996 increased by $231,000 to $6,722,000. The increase was attributable to the addition of the Winona Mills. As a percentage of net sales, selling, general and administrative expenses for the third quarter of 1996 was 13.6% of net sales for the period compared with 16.5% for the third quarter of the preceding year.

Income from operations for the third quarter increased by $975,000 to $5,916,000 from the prior year level of $4,941,000. This increase is attributable to the sweater segment which experienced an 17.9% increase over the comparable period last year. The sweater segment increase was due to improved operating efficiencies.

Interest expense for the third quarter increased by $159,000. This increase was principally attributable to higher levels of long-term debt incurred in connection with the acquisition of Winona Mills and higher levels of borrowings under the revolving credit facilities to support the seasonal sweater business.


Nine Months Ended September 28, 1996 Compared With Nine Months Ended
--------------------------------------------------------------------
September 30, 1995
------------------

Consolidated net sales of the Company for the nine months ended September 28, 1996, increased by 45.2% to $97,266,000 with approximately 90% occurring in the sweater segment.

Net sales for the sweater segment increased 57.7% to $74,837,000 for the first nine months of 1996, with approximately 67% of the increase being attributable to sales of Winona Mills. In respect to the sales increase not related to Winona Mills, unit volume increases accounted for approximately 80% of the increase and a shift in mix to higher priced goods accounted for the remainder.

Net sales in the hosiery segment for the nine months ended September 28, 1996, increased 14.9% compared with the previous year. This increase, which amounts to $2,917,000, relates to a 18.0% increase in unit volume offset by an unfavorable product mix.

Gross profit for the Company for the nine months ended September 28, 1996, increased $3,854,000 to $20,685,000. The sweater segment gross profit, as a percentage of sales, decreased to 23.2% from 29.5% for the prior year. Excluding the Winona sales, gross profit was 29.3% which is a 0.2% decrease compared with last year. The Winona sales associated with the newly acquired sweater business, however, had a detrimental impact on gross profit by generating margins of only 3.5% on sales of $18.5 million.

In contrast to the results of the third quarter for the hosiery segment, gross profit as a percentage of sales increased to 14.9% for the first nine months 1996. The primary reason was the benefit derived from a reduction in closeout sales from the comparable period in 1995.

Segue (America) Limited, a subsidiary of Hampshire Designers, Inc. receives commission revenue as agent for certain of its customers in arranging for the importation of sweaters. The commission revenue totaled $904,000 and $1,179,000 for the first nine months of 1996 and 1995, respectively.

Selling, general and administrative expenses increased by $2,793,000 to $16,308,000. Approximately 85% of the increase is attributable to the expenses associated with the Winona acquisition with the remainder being general increases necessary to support the higher level of sales experienced during the period. As a percentage of net sales, selling, general and administrative expenses for the first nine months of 1996 were 16.8% of net sales for the period compared with 20.2% for the preceding year.

Income from operations for the nine months ended September 28, 1996, increased by $786,000 to $5,281,000. This increase is due in part to the sweater segment, which had a 10.6% increase due to improved manufacturing efficiencies, and the hosiery segment where sales increases coupled with cost containment resulted in an increase, as a percentage of sales, from 1.3% to 2.8% for 1996.

Interest expense for the nine months ended September 28, 1996, increased by $372,000 to $1,015,000. This increase is principally attributable to higher levels of long-term debt incurred in connection with the Winona acquisition and higher levels of borrowings under the revolving credit facilities to support the seasonal sweater business.


Income Taxes
------------
Income tax expense for each of the periods presented reflects provisions for federal and state income taxes on taxable earnings and estimated income taxes on the earnings of the Puerto Rican subsidiary.


Seasonality
-----------
The Company's business is seasonal with over 70% of net sales occurring in the last half of the year. The sweater segment experiences a marked increase in sales in the July to November period and the hosiery segment, while not as seasonal, experiences modest increases in the second half of the year. Due to this seasonality, the results of operations for interim periods are not indicative of results that may be expected for a full year.

Liquidity and Capital Resources
-------------------------------
The primary liquidity and capital requirements of the Company relate to funding of the working capital needs to support the buildup in inventories and accounts receivable which reach their maximum requirements in the third quarter; servicing long-term debt; and funding capital expenditures for machinery and equipment. The primary sources to meet the liquidity and capital requirements include funds generated by operations, revolving credit lines and long-term equipment financing.

Net cash used in operations for the nine months ended September 28, 1996 totaled $17,867,000 of which the primary use was an increase in receivables due to large shipments in the seasonally heavy third quarter.

Capital expenditures for 1996, planned to be approximately $3,000,000, have been $3,027,000 through September 28, 1996. The expenditures were primarily for manufacturing equipment; facility expansion and improvements; and the expansion of the sweater distribution center.

The net cash provided by financing activities for the nine months was $11,464,000. The primary source of funds consisted of net borrowings totaling $15,445,000 under the Company's revolving credit facilities. The primary usage of funds was to repay $4,299,000 of debt. Other uses were the redemption of preferred stock and the purchase of common stock as more fully discussed in the Notes to the Consolidated Financial Statements. The Company also has the availability to issue up to $11,000,000 in letters of credit of which $2,327,000 was outstanding at September 28, 1996.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 28, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits

      Exhibit No.   Description
      ----------    -------------------------------------------------------
      (10)(L)(1)    Industrial Tax Exemption between Glamourette Fashion
                    Mills, Inc. and the Commonwealth of Puerto Rico, Office of Industrial Tax Exemption, dated September 17, 1996.

      (11)          Statement Re Computation of Income Per Share

      (27)          Financial Data Schedule

  b)  Reports on Form 8-K Filed During the Quarter

      There were no reports filed by the Company on Form 8-K during the quarter ended September 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HAMPSHIRE GROUP, LIMITED
                                        (Registrant)

Date:    November 7, 1996               /s/ Ludwig Kuttner
      ---------------------             --------------------------------
                                        Ludwig Kuttner
                                        President and Chief Executive Officer



Date:    November 7, 1996               /s/ Charles W. Clayton
      ---------------------             --------------------------------
                                        Charles W. Clayton
                                        Vice President, Secretary, Treasurer,
                                        Chief Financial Officer and
                                        Principal Accounting Officer