Form 10-K
period 1996-12-31
HAMPSHIRE GROUP LTD
filed 1997-03-28
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D C 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934.  For the fiscal year ended December 31, 1996.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. For the transition period from _________ to_________.

                          Commission File No. 33-47577

                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                       06-0967107
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                              POST OFFICE BOX 2667
                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29621
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

       (Registrant's Telephone Number, Including Area Code) (864) 225-6232

Securities registered pursuant to Section 12(b) of the Act: (Title of class)
None

Securities registered pursuant to Section 12(g) of the Act: (Title of class) Common Stock, $.10 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (which consist solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 17, 1997, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market System, was approximately $23,152,000. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 1997, the Registrant had outstanding 3,872,830 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement, relative to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                                Table of Contents

                                                                     Page
Part I
     Item  1. Business                                                 3
     Item  2. Properties                                               7
     Item  3. Legal Proceedings                                        7
     Item  4. Submission of Matters to a Vote of Security Holders      7

Part II
     Item  5. Market for the Registrant's Common Equity and
              Related Stockholder Matters                              8
     Item  6. Selected Financial Data                                  9
     Item  7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10
     Item  8. Financial Statements and Supplementary Data             15
     Item  9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     15

Part III
     Item 10. Directors and Executive Officers of the Registrant      15
     Item 11. Executive Compensation                                  15
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                          15
     Item 13. Certain Relationships and Related Transactions          15

Part IV
     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                     16

Signatures                                                            19

Consolidated Financial Statements                                    F-1

Financial Statement Schedules                                        F-20

Quarterly Financial and Stock Data                                   F-24

          "Cautionary Disclosure Regarding Forward-Looking Statements"

When used in this document in general and in the outlook section of Item 7 Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's other filings under the Securities Exchange Act of 1934.

                                     PART I
                                     ------
ITEM 1 - BUSINESS

GENERAL

Hampshire Group, Limited ("Hampshire Group" or the "Company") operates three business segments. Hampshire Designers, Inc. is the largest manufacturer of sweaters in North America and is a manufacturer of hosiery and other legwear; and Hampshire Investments, Ltd. was organized in March 1997, for the purpose of making investments in businesses not related to the sweater and hosiery businesses of the Company.

Information with respect to sales, operating income and identifiable assets attributable to the business segments appears in Management's Discussion and Analysis of Financial Condition commencing on Page 10 hereof.

Hampshire Group, through a predecessor firm, has been engaged in manufacturing of hosiery since 1917 and of sweaters since 1956. On June 24, 1992, the Company completed its initial public offering of one million shares of its common stock.

STRENGTHS AND STRATEGY

The Company's primary strength is its ability to manufacture and deliver quality products within a given price range, while providing superior levels of customer service.

Quality is achieved in the Company's sweater business through the use of full-fashion and electronically controlled, knitting machines, which the Company believes produce a better fitting and more durable product; through the use of superior quality yarns; and through a rigorous quality assurance program. Hosiery quality is achieved through the use of high-speed knitting machines, the use of premium yarns, and an intensive quality control program.

The Company provides superior customer service from its domestic manufacturing facilities through the Company's Quick Response program and an Electronic Data Interchange ("EDI") system that links the Company's computers electronically to those of many of its major customers. By helping retailers reduce inventory carrying costs through the location of its distribution facilities, and through sophisticated order fulfillment techniques, the Company provides an important service to its customers.

The Company maintains a strong position in the women's sweater moderate-price category. In addition, the Company has expanded into the higher-priced segment of the women's sweater market, the men's market and has acquired worldwide sweater sourcing capabilities.

The acquisitions of San Francisco Knitworks and Segue, Ltd. expanded the Company's business into women's and men's better sweater market. In addition, Segue provides worldwide sourcing of manufacturing for sweaters. The merger with The Winona Knitting Mills, Inc. in the fourth quarter of 1995, expanded the sweater business through the production of more intricate patterns and provided a strong customer base in the men's sweater market.

The two key strategies with respect to the hosiery segment are (i) to produce a limited number of high volume styles to be marketed as customized private-label hosiery programs for chains and mass merchandisers and other large customers and
(ii) to increase the share of the specialty market including tights and cotton tights for children.

SWEATER OPERATIONS

The Company is the largest manufacturer of sweaters in North America. The sweater business consists of Designers Originals and private-label women's sweaters, novelty imported women's sweaters, designer-branded women's sweaters and men's private-label and branded sweaters.

Designers Originals
-------------------
Designers Originals sweaters, which generally sell in the $30-$40 range, are full-fashion (knit-to-body shape) and dyed slowly in an open vat process. Most are made of the Company's own branded, cashmere-like acrylic yarn called Luxelon(R) and are styled mainly in classic designs which have changed little since first introduced.

Designers Originals sweaters are sold in the moderate-price women's market, but possess manufacturing details usually found only on more expensive sweaters. Sales are consistently strong because of the demand for classic-styled sweaters. Retail customers, many of which the Company has a long history with, number approximately 1,900 and include department stores such as J.C. Penney, Dillard's Department Stores, the May Company and Federated Department Stores. The sweaters are sold through a sales force of two employees and 12 independent sales representatives throughout the United States with senior management participating in the presentations to the larger accounts. The Company also meets with customers during the ten market weeks conducted in the apparel industry each year.

The Company manufactures the sweaters in its facilities located in Puerto Rico using undyed yarn for assembly and then dying the full garments according to demand. This affords the Company flexibility in the production planning process. The Company maintains rigorous quality control in order to satisfy the strict standards required by its customers. Quality control consists of light inspection by photospectrometer of each dye lot for shade consistency and lamp examination of all sweaters after assembly for knitting defects. In addition, there are three full inspections of all sweaters - after dying, after finishing, and during folding and packaging.

Private-Label
-------------
The Company's private-label sweaters are designed in collaboration with customers and are produced to desired specifications for sale under labels of a number of retailers and apparel companies. These sweaters consist primarily of full-fashion, cotton sweaters manufactured domestically in the Company's facilities in Virginia and San Francisco, as well as Puerto Rico, utilizing the same processes employed for manufacture of the branded Designers Originals line. The Company maintains the high quality standards required by its private-label customers including Lands' End, Lord & Taylor and Sears.

Novelty Import Line
-------------------
The Company through its international sourcing capability designs and imports patterned and novelty sweaters for sale primarily for the women's moderate-price market. This is accomplished through the use of several brand names including Designers Originals Studio(R), Designers Originals Sport(R), and Moving Bleu(R). The use of "Designers Originals" in the new brand names has increased the acceptability of the new products to existing customers of the Company.

Designer-Branded Women's Line
-----------------------------
The Company has the exclusive right to market products designed by Mary Jane Marcasiano which bears the Marcasiano label. Mary Jane Marcasiano designs fashionable classic sweaters of exceptional quality which sell to the designer, bridge and better markets. She works closely with her customers, including prestigious boutiques, department stores and catalogues to develop specific products for their customers. Major customers include Saks Fifth Avenue, Neiman Marcus, Bergdorf Goodman and Nordstroms.

The sweaters are manufactured by domestic contractors, as well as the sourcing contacts in Southeast Asia established through the Company's import business.

Men's Branded and Private-Label Line
------------------------------------

In October 1995, the Company acquired The Winona Knitting Mills, a private-label manufacturer of men's sweaters since 1943. Thereby, it acquired three strong brand names - The Lake Harmony Rowing Club(TM), Berwick(TM) and American Portrait(TM).

The men's sweaters are manufactured in the Company's facilities in Minnesota from natural fibers including wool and cotton. The sweaters are sold primarily under private-labels for retailers and apparel companies including Lands' End, L.L. Bean, Woolrich and Pendleton Woolen Mills. The branded men's line, including a new brand, Landscape(TM), are sold to retailers including Dillard's Department Stores and Federated Department Stores.

Competition
-----------
The sweater industry competition is intense and based on price, quality and service. While the Company faces competition from a large number of sweater manufacturers located in the United States, its primary competition comes from manufacturers located in Southeast Asia. The foreign competitors benefit from production cost advantages which are offset in part by United States import quota and tariff protection. The Company competes with the Southeast Asian suppliers by supplementing its domestic manufacturing with imports that allow it to compete aggressively in terms of price while providing superior service.

HOSIERY OPERATIONS

The Company, through its hosiery business operates in a highly competitive market which is dominated by two major competitors. Within this market, Hampshire Hosiery provides customized private-label hosiery and tights programs for chains and mass merchandisers and other large customers.

Hampshire Hosiery sells a limited number of high-volume styles utilizing its manufacturing facilities in North Carolina and foreign contractors. The hosiery business provides a high level quality and service through the use of state-of-the-art machinery including electronically controlled knitting machines, automated assembly machines, computerized color assurance machines and automated packaging machines. In addition, the use of electronic data processing utilizing EDI assists reducing the inventory required to be carried by its customers.

Hampshire Hosiery sells its hosiery and tights to customers throughout the United States including Kids `R' Us, Kmart, Nordstroms, Loehmann's Department Stores and US Shoe Corp. The hosiery business has a sales force of eight employees located in the Company's showrooms in New York, Boston and other sales locations throughout the United States.

Hampshire Hosiery will concentrate on providing customized private-label hosiery programs by offering a relatively small number of high-volume styles which are profitable for both the retailer and the Company. These programs will be marketed aggressively at prices which will produce reasonable profit margins. The Company will also offer niche products, including cotton tights and Diahann Carrol(R) brand hosiery products, in order to seek out new areas that can help it grow in both volume and profits.

INVESTMENT OPERATIONS

Hampshire Investments Ltd. ("Hampshire Investments") has been created by the Company for the purpose of diversifying the sources of the revenues and income of the Company. In 1997, the Company intends to provide $5 million to Hampshire Investments to make investments, no single one of which is expected to exceed $1 million. It is expected that the investments will initially be made in the apparel industry and in real estate, with emphasis on long-term as opposed to short term. Hampshire Investments intends to primarily make investments in operating businesses over which influence, but not control, can be exercised by the Company.

The employees of Hampshire Investments who will make the investment decisions will have experience both in managing businesses and managing such investments:
Ludwig Kuttner, Chairman and Chief Executive Officer of the Company, has privately invested both in operating businesses and in real estate over a number of years. He will actively participate in the investment decisions of Hampshire Investments.

Whether Hampshire Investments will provide revenue and income to the Company will depend both on the skills of the Hampshire Investments employees making the investment decisions and the success of the businesses in which the investments are made. There can be no assurance that Hampshire's investments will produce income for the Company.

SEASONALITY

Sweaters: Although the Company sells sweaters throughout the year, the sweater business is highly seasonal, with approximately 75% of sales occurring during the fall and winter months. The sweaters which are sold during the spring and summer are of lighter weight. The Company continues its research and development efforts to bring the market more products for spring and summer.

Hosiery: The hosiery business is not seasonal; although, hosiery sales increase slightly in the fall and winter months.

BACKLOG

Sweaters: The sales order backlog for the sweater segment was approximately $38.5 million as of March 7, 1997, compared with approximately $26.2 as of March 8, 1996. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

Hosiery: Hampshire Hosiery receives orders throughout the year. Approximately 90% of the hosiery orders are received by EDI with about half being shipped in two to five days and the remaining half being shipped the next week after receipt of order. As a result, Hampshire Hosiery has no significant sales order backlog.

TRADEMARKS

All significant trademarks of the Company are registered and the Company considers its trademarks to have value in the marketing of its products.

ELECTRONIC INFORMATION SYSTEMS

In order to schedule manufacturing, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of EDI applications. Approximately 60% of all orders are received electronically. These orders are automatically generated by the customers' computer systems based on their inventory levels. The Company's advance ship notices and invoices are sent to customers electronically, which results in the updating of the inventory systems of the customers.

CUSTOMER CONCENTRATION

One customer accounted for approximately 14% and 13% of consolidated sales for 1996 and 1995, respectively. The Company's five largest sweater customers and five largest hosiery customers accounted for approximately 39% and 12%, respectively, of the Company's total consolidated sales in 1996, compared with 39% and 13% in 1995.

CREDIT AND COLLECTION

The Company manages its credit and collection functions on a consolidated basis by evaluating, approving and monitoring the credit lines of its customers. Credit exposure is determined by past payment history and financial information obtained from credit agencies and other sources. The Company believes that its credit and collection management has been a significant factor in maximizing sales opportunities while minimizing bad debt losses.

EMPLOYEES

As of March 1, 1997, the Company had approximately 2,400 full-time employees and 40 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for hourly employees of San Francisco Knitworks, Inc. The UNITE Labor Union represents approximately 90 such employees under an agreement through May 1998.

GOVERNMENTAL REGULATION

The Company's business is subject to regulation by federal, state and local governmental agencies dealing with the protection of the environment. Certain of these regulations, which include provisions regulating air quality, water quality, disposal of waste products and employee safety, are technical in nature and require extensive controls to assure compliance with their provisions. The Company believes that it has operated, and intends to continue to operate, in full compliance with these regulations.

As a result of various bilateral agreements between the United States and certain foreign countries negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, Hampshire Designers benefits from import quota and tariff protection in certain categories of its sweater business, which quotas and tariffs are expected to continue in some form for the foreseeable future. The bilateral agreements impose quotas on the amount and type of competing goods which may be shipped into the United States.

In 1994, the General Agreement on Trade and Tariffs ("GATT") was approved by the United States and over 140 foreign countries. This Agreement, over time, gradually reduces tariffs and expands quotas between member countries. The profitability of the sweater business could be adversely affected if the quotas and tariffs were substantially reduced or eliminated.

The North American Free Trade Agreement ("NAFTA"), approved in 1993 by the United States, Canada and Mexico, will, over time, eliminate quota and tariffs among these three countries. Management is positioning the Company to benefit from NAFTA.

ITEM 2 - PROPERTIES

The Company leases its Anderson, South Carolina corporate offices and its sales offices. Hampshire Designers, San Francisco Knitworks and Winona Knitting Mills lease all of their sweater manufacturing and distribution facilities. Hampshire Hosiery owns its manufacturing and distribution facilities.

The Company believes that all of its properties are well maintained, in good condition and are generally suitable for their intended use. The Company's principally owned and leased properties are described in the table below.

                                                         Square     Lease
                    Property                            Footage  Expiration(1)
-------------------------------------------------      --------- ------------
Corporate Offices - Anderson, South Carolina             10,500    04/30/06
Sales Office - New York, New York                        24,000    08/31/06
Hampshire Designers
  Distribution Facility - Anderson, South Carolina       57,000    04/30/01
  Knitting and Finishing Plant - Chilhowie, Virginia     92,500    08/30/08
  Knitting Plant - Quebradillas, Puerto Rico            193,200    06/30/02
  Finishing Plant - Quebradillas, Puerto Rico            23,050    06/30/06
Hampshire Hosiery
  Knitting and Sewing Plant-Spruce Pine, North Carolina  37,000     Owned
  Finishing Plant and Distribution Facility
   Spruce Pine, North Carolina                          132,700     Owned
San Francisco Knitworks
  Manufacturing Plant - San Francisco, California        27,500    08/01/06
Winona Knitting Mills
  Knitting and Finishing Plant-Winona, Minnesota        110,000    06/01/07
  Sewing Plant - La Crescent, Minnesota                  12,000    10/31/99

(1) Assuming the exercise of all options to renew.

ITEM 3 - LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ National Market System ("NASDAQ") under the symbol "HAMP". The quarterly high and low bid quotations on NASDAQ for 1996 and 1995 are presented on Page F-25 of this Annual Report on Form 10-K. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The approximate number of stockholders of record on March 1, 1997 was 985.

The Company has not declared any dividends with respect to its Common Stock, subsequent to the effective date of its initial public offering, June 24, 1992. Any determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. No cash dividends may be paid on the Company's Common Stock unless all dividends on the Series A and Series D Convertible Preferred Stock for all past dividend dates have been paid.

ITEM 6 - SELECTED FINANCIAL DATA Selected Consolidated Financial Data (in thousands, except per share data)

STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31,           1996     1995(1)    1994(2)    1993    1992
                                --------  --------   --------  ------- -------
Net sales ...................   $148,305  $112,450    $83,595  $93,843 $96,057
Cost of goods sold...........    114,475    85,553     63,925   74,884  75,563
                                --------  --------   --------  ------- -------
Gross profit.................     33,830    26,897     19,670   18,959  20,494
Commission revenue...........        942     1,357        -        -       -
                                --------  --------   --------  ------- -------
                                  34,772    28,254     19,670   18,959  20,494
Selling, general and
  administrative expenses....     23,691    20,464     12,486   15,158  15,191
                                --------  --------   --------  ------- -------
                                  11,081     7,790      7,184    3,801   5,303
Hosiery restructuring
  gain (provision)...........        -         -          818   (7,500)    -
                                --------  --------   --------  ------- -------
Income (loss) from operations.    11,081     7,790      8,002   (3,699)  5,303
Other income (expense)
 Interest income.............        216       310         39      -       -
 Interest expense............     (1,319)     (944)      (797)  (1,089) (1,654)
 Other.......................        (82)      312        254     (324)   (246)
                                 --------  --------   --------  ------- -------
Income (loss) before income taxes  9,896     7,468      7,498   (5,112)  3,403
Provision for income taxes
 Current.....................     (1,900)   (1,028)    (1,109)    (500)   (341)
 Deferred....................      3,900       278        109      -       -
                                 --------  --------   --------  ------- -------
Net income (loss) ...........    $11,896   $ 6,718    $ 6,498  ($5,612) $ 3,062
                                 =======   =======    =======  ======== =======
Net income (loss) applicable to
  common stock ..............    $11,712   $ 6,577    $ 6,375  ($4,435) $ 2,774
                                 =======   =======    =======  ======== =======
Net income (loss) per common and
  common equivalent share ....     $2.97     $1.77      $1.80   ($1.72)   $0.96
                                   =====     =====      =====   =======   =====
Net income (loss) per common
  share-assuming full dilution     $2.70     $1.63      $1.74   ($1.72)   $0.93
                                   =====     =====      =====   =======   =====
-------------------------------------------------------------------------------
BALANCE SHEET

DECEMBER 31,                       1996      1995      1994      1993    1992
                                 --------  --------  --------  ------- -------
Cash and cash equivalents.....   $20,385   $10,034   $10,712  $ 2,433  $   402
Working capital...............    37,013    29,675    22,349   15,344   17,498
Total assets..................    71,930    66,438    42,966   41,132   44,581
Long-term debt (less current
  portion) and redeemable
  preferred stock.............    10,562    13,817     7,270    6,223    5,979
Total debt (3)................    14,057    18,569     8,860    8,782   14,702
Common stockholders' equity...    47,275    34,755    25,863   18,489   22,756
Book value per share..........    $12.18     $9.21     $7.47    $5.57    $6.90

(1) Includes the results of operations of Segue from January 1, 1995 and of Winona from October 11, 1995.
(2) Includes the results of operations of San Francisco Knitworks from January 1, 1994.
(3) Includes long-term debt, current portion thereof, borrowings under lines of credit, related party debt and redeemable preferred stock.
(4) There were no cash dividends declared on common stock during any of the above-presented periods.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF COMPANY SEGMENTS

The following table sets forth information with respect to the two segments of the Company's business Sweaters and Hosiery.
YEAR ENDED DECEMBER 31,  (in thousands)
                                          1996         1995          1994
                                        --------     --------      --------
Net sales            Sweaters           $117,575      $84,924       $55,984
                     Hosiery              30,730       27,526        27,611
                                        --------     --------      --------
                                         148,305      112,450        83,595
---------------------------------------------------------------------------
Gross profit         Sweaters             29,180       22,763        16,921
                     Hosiery               4,650        4,134         2,749
                                        --------     --------      --------
                                          33,830       26,897        19,670
---------------------------------------------------------------------------
Commission revenue   Sweaters                942        1,357           -
---------------------------------------------------------------------------
Selling, general and Sweaters             17,707       14,727         7,291
  administrative     Hosiery               3,530        3,603         3,092
  expenses           Corporate             2,454        2,134         2,103
                                        --------     --------      --------
                                          23,691       20,464        12,486
---------------------------------------------------------------------------
Restructuring gain   Hosiery                 -            -             818
---------------------------------------------------------------------------
Operating profit     Sweaters             12,415        9,393         9,630
                     Hosiery               1,120          531          (343)
                     Corporate            (2,454)      (2,134)       (2,103)
                     Hosiery restructuring   -            -             818
                                        --------     --------      --------
Income from operations                    11,081        7,790         8,002
Interest income                              216          310            39
Interest expense                          (1,319)        (944)         (797)
Other income (expense)                       (82)         312           254
                                        --------     --------      --------
Income before income taxes               $ 9,896      $ 7,468       $ 7,498
---------------------------------------------------------------------------
Depreciation and     Sweaters             $3,445       $2,556        $1,685
  amortization       Hosiery                 408          451           661
                     Corporate                26           25            68
                                        ---------    --------      --------
                                          $3,879       $3,032        $2,414
---------------------------------------------------------------------------
Capital expenditures Sweaters             $2,829       $2,824        $3,024
                     Hosiery                 837          108            47
                     Corporate                18            3            45
                                        --------     --------      --------
                                          $3,684       $2,935        $3,116
---------------------------------------------------------------------------
Identifiable         Sweaters            $41,277      $48,270       $32,762
  assets             Hosiery               8,455        9,341         8,669
                     Corporate            22,198        8,827         1,535
                                        --------     --------      --------
                                         $71,930      $66,438       $42,966
---------------------------------------------------------------------------

The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

YEAR ENDED DECEMBER 31,
                                                 1996    1995    1994
----------------------------------------------------------------------
Net sales                          Sweaters      79.3%   75.5%   67.0%
                                   Hosiery       20.7    24.5    33.0
                                   -----------------------------------
                                   Consolidated 100.0   100.0   100.0
----------------------------------------------------------------------
Gross profit                       Sweaters      24.8    26.8    30.2
                                   Hosiery       15.1    15.0    10.0
                                   -----------------------------------
                                   Consolidated  22.8    23.9    23.5
----------------------------------------------------------------------
Commission revenue                 Sweaters       0.8     1.6     -
----------------------------------------------------------------------
Selling, general and
  administrative                   Consolidated  16.0    18.2    14.9
Restructuring gain                 Hosiery         -       -      1.0
----------------------------------------------------------------------
Operating profit                   Consolidated   7.5%    6.9%    9.6%
----------------------------------------------------------------------

RESULTS OF OPERATIONS

1996 Compared To 1995
---------------------
The consolidated net income of the Company, excluding the net tax benefit of $3.9 million was $7,996,000 or $1.81 per share on a fully diluted basis. This represents an increase of $1,278,000 or 19% when compared to the $6,718,000 or $1.63 per share earned in 1995. Including the deferred tax benefit, the net income of the Company was $11,896,000 or $2.70 per share.

The consolidated net sales of the Company increased 31.9% to $148,305,000 in 1996 as a result of increased sales in both segments of the business.

Net sales for the sweater segment increased 38.4% in 1996 to $117,575,000. Approximately 60% of this increase is attributable to the sales of the men's (Winona) division acquired in October 1995. The sweater business segment sales increased by 16.8% with substantially all of the increase resulting from an increase in units of 16.3% over the prior year while average selling prices remained constant.

Net sales of the hosiery segment increased by $3,204,000 or 11.6% in 1996 as higher sales volume was offset by a shift in mix to lower priced items. Sales volume increased by 16.8% with higher volume in the tights business accounting for approximately 40% of the increase. A shift in product mix to lower priced goods resulted in a decrease in average selling price of 3.2%.

Gross profit for the Company for 1996 increased $6,933,000 or 25.8% compared to the previous year. As a percentage of net sales, however, gross profit decreased to 22.8% verses 23.9% for 1995. This overall decrease as a percentage of sales is attributable to the decrease in the sweater segments gross profit percentage discussed below.

Sweater segment gross profit increased $6,417,000 for 1996, and was 24.8% of net sales compared to 26.8% for the prior year. Excluding the sales of the men's sweater business, gross profit would have been 28.9% in 1996 compared to 28.7% in 1995. The men's sweater business had an adverse impact on overall segment gross profit, resulting primarily due to the expense of consolidating the manufacturing facilities and cost of introducing the branded men's sweater business.

Hosiery segment gross profit increased by $516,000 but, as a percentage of net sales, increased 0.1% above the percentage attained in 1995. This limited increase reflects the intense price competition within the industry.

A subsidiary of the Company has received commission revenue as agent for certain of its customers in arranging for the sourcing and importation of sweaters through independent manufacturers in the Far East. The commission revenue totaled $942,000 and $1,357,000 in 1996 and 1995, respectively. In 1997, the
Company will perform substantially all of the importation responsibility through a wholly-owned subsidiary.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased by 2.2% for 1996. This decrease was the direct result of the Company's management effort to grow the level of sales of both segments while keeping fixed overhead at the minimum levels required to support such sales. Included in the 1996 amount is a $667,000 charge against income for the recognition of an impairment of goodwill of the San Francisco Knitworks division in accordance with FAS 121 as more fully explained in Note 7 to the consolidated financial statements. Absent this charge, SG&A would have decreased 2.7%.

Income from operations increased $3,291,000 in 1996 to $11,081,000. As a percentage of net sales, income from operations increased to 7.5% from 6.9% in 1995. The sweater segment accounted for the majority of the increase.

A provision for current income taxes of $1,900,000 was recorded in 1996 compared with $1,028,000 in 1995. The provision included U.S. federal alternative minimum taxes (AMT), state income taxes where applicable and income taxes on the taxable earnings of the Puerto Rican subsidiary. This provision, however, was offset by a credit of $3,900,000, or $0.89 per share, relating to an adjustment of the Company's deferred tax asset, which produced a net tax benefit of $2,000,000 for 1996.

At December 31, 1996, the Company has recorded deferred tax assets of $5,271,000, net of a valuation allowance of $1,869,000. At December 31, 1995, the deferred tax assets totaled $1,371,000, net of a valuation allowance of $6,487,000. The benefit associated with the decrease in the valuation allowance is a result of both the utilization of deferred tax assets for which a valuation allowance was previously provided and management's determination of the amount of deferred tax benefits of net operating loss (NOL) carryforwards and AMT credit carryforwards which are "more likely than not" to be realized.

Certain NOL carryforwards are available to the Company to offset future taxable income. Subject to certain restrictions resulting from the sale of the Company's stock during its initial public offering, approximately $1.7 million of the NOL carryforwards are available for use in any single tax year. The amount of future taxable income required to fully realize the deferred tax assets associated with these NOL carryforwards, based on currently enacted tax rates, is approximately $7.0 million.

The Company, through its Puerto Rican subsidiary, has made an election under
Section 936 of the Internal Revenue Code pursuant to which the subsidiary's earnings are exempt from federal regular income taxes. This election has had the effect of generating deferred tax assets in the form of AMT credit carryforwards for the Company for which an offsetting valuation allowance was recorded. Due to the repeal of Section 936 and phase-out of its provision by the year 2005, management has determined that it is "more likely than not" that the Company will realize the full amount of the deferred tax assets relating to the AMT credit carryforwards and therefore no valuation allowance is required for such carryforwards.

All of the income of the Company's Puerto Rican operations are effectively exempt from Puerto Rican income taxes which reduces the Company's effective income tax rate as more fully described in Note 10 to the consolidated financial statements.

1995 Compared To 1994
---------------------
Consolidated net sales increased 34.5% to $112,450,000 in 1995, compared with $83,595,000 in 1994. The increase was primarily due to the acquisition of sweater businesses.

Sweater segment net sales were $84,924,000 in 1995, a $28,940,000 increase over 1994. Approximately two-thirds of this increase was attributable to increased sales associated with the acquisition of sweater businesses. During 1995, price increases and a shift in mix to lower-priced items reduced average selling prices by approximately 3.0% while unit volume increased approximately 14.0%. This volume increase occurred despite the weak retail environment for apparel in 1995.

Hosiery segment net sales in 1995 were $27,526,000, compared with $27,611,000 in 1994. The decrease was due primarily to the restructuring of the hosiery operations, including fewer close-out sales. During 1995, average selling prices increased by approximately 1.0%. Unit volume of continuing products increased by approximately 5.9% while unit volume for close-out items decreased by 65.5%.

Gross profit for 1995 was $26,897,000, compared with $19,670,000 in 1994. The increase occurred principally from increased sweater segment sales and the improved operating efficiencies associated with the hosiery segment. As a percentage of net sales, the 1995 gross profit was 23.9% as compared to 23.5% in 1994.

Sweater segment gross profit increased by $5,842,000 in 1995 to $22,763,000 compared with 1994. As a percentage of net sales, however, the gross profit of the Sweater segment was 26.8% in 1995, compared with 30.2% in 1994. The reduction was primarily the result of lower gross margin on sales of the acquired sweater businesses.

Hosiery segment gross profit increased by $1,385,000 in 1995 to $4,134,000 compared to $2,749,000 in 1994. As a percentage of net sales, the gross profit was 15.0% in 1995, as compared with 10.0% in 1994. The increase resulted primarily from fewer close-out sales and improved manufacturing efficiencies.

Selling, general and administrative expenses in 1995 were $20,464,000, 18.2% of net sales, compared to $12,486,000, 14.9% of net sales, in 1994. The increase was primarily a result of increased expenses from newly acquired sweater companies.

The $7,436,000 increase in selling, general and administrative expenses in the sweater segment over 1994 was primarily due to increases in fixed expenses and selling commissions arising from the newly acquired sweater businesses. As a percentage of net sales, the expenses of the sweater segment increased to 17.3% in 1995 compared to 13.0% in 1994.

The selling, general and administrative expenses of the hosiery segment increased $511,000 when compared with 1994. The increase was partly due to the expense of starting up the sock product line. As a percentage of net sales, the expenses of the hosiery segment increased to 13.1% in 1995 versus 11.2% in 1994.

Income from operations was $7,790,000 for 1995 as compared with $7,184,000 for 1994, excluding the reversal of a restructuring charge of $818,000. The 8.4% improvement was primarily attributable to improvement in the performance of the hosiery segment.

Operating income of the sweater segment was $9,393,000 in 1995, compared with $9,630,000 in 1994. The reduction is attributable to the acquired sweater businesses which were adversely affected by a weak retail environment during 1995 for their sweater products.

The hosiery segment had operating income of $531,000 in 1995 compared with a loss of $343,000 in 1994 (before the $818,000 restructuring gain). The improvement was primarily the result of higher volume and manufacturing efficiencies.

A provision for income taxes of $750,000 was recorded in 1995. The provision included U.S. Federal alternative minimum taxes, state income taxes where applicable and income taxes on the taxable earnings of the Puerto Rican subsidiary. The Company's operations in Puerto Rico are largely exempt from income taxes which reduces the Company's effective income tax rate as more fully explained in Note 10 to the consolidated financial statements.

As of December 31, 1995, the Company has recorded deferred tax assets of $1,371,000, net of a valuation allowance of $6,487,000. At December 31, 1994, the deferred tax assets totaled $1,373,000, net of a valuation allowance of $7,083,000.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company relate to funding working capital for current operations (primarily funding the buildup in inventories and accounts receivable which reach their maximum seasonal requirements in the third quarter), servicing long-term debt , funding capital expenditures for the improvement and replacement of machinery and equipment and certain other equity investments made from time to time. The primary resources to meet the liquidity and capital requirements include funds generated by operation, long-term equipment financing and revolving credit lines. The Company ended 1996 with cash and cash equivalents totaling $20,385,000 as compared to $10,034,000 for 1995. The primary source of this increase came from cash flows from operations which increased by $8,280,000 in 1996. This increase was due to the substantial reductions in inventory and the acceleration of collections from accounts receivable when compared to the prior year.

With respect to capital expenditures, it is the Company's policy generally to reinvest an amount approximating current year depreciation charges in improving and replacing machinery and equipment and operating facilities. During 1996, capital expenditures amounted to $3,684,000. In 1997, management plans to invest approximately $3.0 million in new machinery and equipment with emphasis being placed on improving manufacturing efficiencies in all manufacturing areas of the Company.

The Company is negotiating a renewal of its revolving credit facility to accommodate it present financing needs. The new facility, which will become effective April 1, 1997, will be limited to 85% of eligible accounts receivable, plus a seasonal overadvance of $6.0 million from March through October, not to exceed $25.0 million at any time. The line will be secured by the accounts receivable of the Company.

The Company also has other credit facilities which in the aggregate allow the Company to borrow an additional $9.5 million of which $4.5 million is limited to use for international letters of credit. The maximum amount outstanding under all lines of credit during 1996 was $16,405,000 and the average amount outstanding was approximately $4,672,000.

The Company's current and long-term debt was $10,763,000 at December 31, 1996 compared to $14,967,000 at December 31, 1995. The decrease was the result of scheduled amortization of long-term debt more fully described in Note 9 to the consolidated financial statements. It is the Company's policy to finance material capital expenditures on a long-term basis when possible.

The common stockholders' equity at December 31,1996 was $47,275,000 and total debt and redeemable preferred stock was $24,881,000 for a debt-to-equity ratio of .53 at year end compared to .91 at the end of 1995.

During 1996, the Company paid cash dividends of $184,000 on its preferred stock and redeemed, as required by the terms of the preferred stock agreement, 6,156 shares of Preferred Stock Series "D" ($308,000) which was 15% of the amount originally outstanding. See note 12 to the consolidated financial statements for a more detailed discussion of the terms and requirements of the preferred stock of the Company still outstanding.

Management believes cash flow from operations and available borrowings under credit facilities will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

OUTLOOK

On a consolidated basis, the Company has experienced substantial increases in net sales over the past two years due to both the growth of existing businesses and the 1995 acquisitions. While the Company feels that it will continue to be able to generate the increases in sales necessary to grow at an acceptable rate, it cautions that the expectation of continued sales growth consistent with recent history is not realistic.

Within the sweater segment, the Company anticipates sales growth in the 7%-10% range by expanding its women's branded sweater business and men's sweater business. In the hosiery segment, sales growth is expected to remain at or below current levels due to the extremely competitive nature of the hosiery business in general and the private-label business in particular.

The Company continues to believe that a primary reason for its success in recent years has been it ability to offer the highest level of quality and services through its domestic manufacturing and its ability to be an in-stock resource for its customers. Management is committed to continuing to offer such quality and services to its customers.

The Company expects profits to be in line with the increases in sales volume based on historical levels of 5% of net sales. It should be noted, however, as more fully discussed in Note 10 to the consolidated financial statements the effective current tax rate of the Company increased in 1996 to 19% . While this amount was distorted in 1996 due to the benefit of the realization of the deferred tax assets discussed above, for 1997 and beyond, the effective rate is expected to be in the 20%-22% range.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be presented in this Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

Certain information required to be presented in this Part III of this Annual Report on Form 10-K is omitted in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year and is incorporated herein by reference thereto.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required to be presented in this Item 10 is incorporated herein by reference to the Company's 1997 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

The information concerning executive compensation required to be presented in this Item 11 is incorporated herein by reference to the Company's 1997 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management required to be presented in this Item 12 is incorporated herein by reference to the Company's 1997 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in this Item 13 is incorporated herein by reference to the Company's 1997 Proxy Statement.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this Annual Report on Form 10-K.
     (1) Financial Statements

     (2) Financial  Statement Schedules
         The financial statements and financial statement schedules are listed on the Index to the Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K. All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

     (3) Exhibits:

         Exhibit No.                    Description                    Footnote
         ----------    ---------------------------------------------   --------
                       Exhibits Incorporated by References:
         (3)(A)        Restated Certificate of Incorporation of
                         Hampshire Group, Limited                          1
         (3)(A)(1)     Certificate of Amendment to the Certificate of
                         Incorporation of Hampshire Group, Limited         2
         (3)(A)(2)     Agreement of Merger between Hampshire Hosiery,
                         Inc. and Hampshire Designers, Inc.
                         dated June 26, 1995                               6
         (3)(A)(3)     Agreement of Merger between Segue (America)
                         Limited and H.G. Knitwear, Inc. dated
                         December 29, 1995                                 6
         (3)(A)(4)     Agreement and Plan of Merger among Hampshire
                         Group, Limited, The Winona Knitting Mills,
                         Inc. and Pete and Joyce Woodworth
                         dated June 5, 1995                                6
         (3)(B)        By-Laws of Hampshire Group, Limited                 1
         (3)(B)(1)     Amended and Restated By-Laws of Hampshire
                         Group, Limited                                    2
         (4)(B)        Form of Certificate of Stock Designation for
                         Hampshire Group, Limited Series D
                         Convertible Preferred Stock                       1
         (4)(B)(1)     Amended Form of Certificate of Stock
                         Designation for Hampshire Group, Limited
                         Series D Convertible Preferred Stock              2
         (4)(C)        Form of Certificate of Stock Designation for
                         Hampshire Group, Limited Series A
                         Convertible Preferred Stock                       6
         (10)(A)(2)(a) Employment Agreement between Hampshire Group,
                         Limited and Ludwig Kuttner dated May 6, 1992      2
         (10)(A)(5)    Employment Agreement between Hampshire Group,
                         Limited and Eugene Warsaw dated
                         December 29, 1986                                 1
         (10)(A)(7)    Employment Agreement between Hampshire
                         Designers, Inc. and Pete Woodworth
                         dated October 10, 1995                            6
         (10)(B)(1)    Form of Hampshire Group, Limited 1992 Stock
                         Option Plan Amended and Restated
                         effective June 7, 1995                            6
                       (Exhibits continued on next page)

         Exhibit No.                  Description                      Footnote
         ----------    ---------------------------------------------   --------
                       (Exhibits continued from previous page)
        (10)(C)(1)     Form of Hampshire Group, Limited and
                         Affiliates Common Stock Purchase Plan for
                         Directors and Executives Amended and
                         Restated effective June 7, 1995                   6
        (10)(F)        Form of Hampshire Group, Limited and
                         Subsidiaries 401(k) Retirement Savings Plan       1
        (10)(J)(1)     Lease Agreements between Hampshire Designers,
                         Inc. and Commerce Center Associates for the
                         Company's corporate offices dated May 1, 1994     5
        (10)(J)(2)     Lease Agreements between Hampshire Designers,
                         Inc. and Commerce Center Associates for the
                         Company's distribution center dated May 1, 1994   6
        (10)(J)(3)     Lease Agreement between Hampshire Designers,
                         Inc. and Leslie R. Woodworth, et al for the
                         Winona, Minnesota manufacturing plant
                         dated October 10, 1995                            6
        (10)(J)(4)     Lease Agreement between the Hampshire Designers,
                         Inc, and Pete Woodworth and Joyce Woodworth
                         for the La Crescent, Minnesota manufacturing
                         plant dated October 10, 1995                      6
        (10)(K)        Loan and Security Agreement between Hampshire
                         Hosiery, Inc. and MetLife Capital Corporation,
                         dated July 30, 1993                               4
        (10)(K)(1)     Loan and Security Agreement between San
                         Francisco Knitworks, Inc., Hampshire Designers,
                         Inc. and MetLife Capital Corporation
                         dated May 13, 1994                                5
        (10)(K)(2)     Loan and Security Agreement between San
                         Francisco Knitworks, Inc., Hampshire Designers,
                         Inc. and MetLife Capital Corporation dated
                         October 12, 1994                                  5
        (10)(K)(3)     Loan and Security Agreement among San Francisco
                         Knitworks, Inc., Hampshire Designers, Inc. and
                         MetLife Capital Corporation dated
                         September 22, 1995                                6
        (10)(M)        Agreement on Repatriation of Earnings between
                         Glamourette Fashion Mills, Inc. and
                         The Commonwealth of Puerto Rico (the "Closing
                         Agreement"), dated June 30, 1993                  4
        (10)(N)        Loan and Security Agreement between
                       Hampshire Designers, Inc. and SouthTrust Bank of
                         Alabama, N.A. dated May 1, 1994                   5
        (10)(O)        Loan and Security Agreement between Hampshire
                         Designers, Inc. and Central Fidelity National
                         Bank dated February 8, 1995                       6
        (10)(P)        Loan Agreement between Glamourette Fashion
                         Mills, Inc. and Banco Popular de Puerto Rico
                         dated June 1, 1995                                6
        (10)(Q)        Loan Agreement between Hampshire Designers,
                         Inc. and NationsBank of South Carolina, N.A.
                         dated June 27, 1995                               6
        (10)(R)        Asset Purchase Agreement between H.G.
                         Knitwear, Inc. and Babette & Partners, Ltd.
                         dated March 2, 1995                               6
                       (Exhibits continued on next page)

         Exhibit No.                  Description                      Footnote
         ----------    ---------------------------------------------   --------
                       (Exhibits continued from previous page)
        (10)(R)(2)     Asset Purchase Agreement among Segue (America)
                         Limited (formally Vintage, Inc.), Segue, Ltd.
                         and Neil Friedman dated February 15, 1995         6


        1. Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-47577
        2. Incorporated by reference to the Company's Registration Statement on Form S-1, Amendment No. 1, No. 33-47577
        3. Incorporate by reference to the Company's 1992 Annual Report on Form 10-K
        4. Incorporated by reference to the Company's 1993 Annual Report on Form 10-K
        5. Incorporated by reference to the Company's 1994 Annual Report on Form 10-K
        6. Incorporated by reference to the Company's 1995 Annual Report on Form 10-K

                       Exhibits filed herewith:
                       ------------------------
        (10)(H)(10) Fourth Amended and Restated Loan Agreement between Hampshire Designers, Inc. and NatWest Bank N.A. dated as of March 31, 1996
        (10)(L)(1)     Industrial Tax Exemption between Glamourette
                       Fashion Mills, Inc. and the Commonwealth of Puerto Rico, Office of Industrial Tax Exemption, dated September 17, 1996
        (10)(P)(1)     Revolving Line of Credit Agreement between
                       Banco Popular and Glamourette Fashion Mills, Inc. dated May 23, 1996.
        (10)(P)(2)     First Amendment to Financing Agreement between
                       Banco Popular and Glamourette Fashion Mills, Inc. dated September 16, 1996.
        (10)(S)        Revolving Line of Credit Agreement between
                       Merchants National Bank and Hampshire Group, Limited dated April 1, 1996.
        (10)(T) Amendment to Credit Agreement between MTB and Segue (America) Limited dated June 19, 1996.
        (11)           Statement Re Computation of Income per Share
        (21)           Subsidiaries of the Company
        (23)           Consent of Price Waterhouse LLP
        (27)           Financial Data Schedule

  (b)  There were no reports on Form 8-K filed in the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson and the State of South Carolina on this 25th day of March 1997.


                                    HAMPSHIRE GROUP, LIMITED


                                    By:      /s/ LUDWIG KUTTNER
                                             -----------------------------
                                             Ludwig Kuttner
                                             President and Chief Executive
                                             Officer


-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ LUDWIG KUTTNER      Chairman of the Board of Directors     March 25, 1997
      Ludwig Kuttner      President and Chief Executive Officer
                          (Principal Executive Officer)


  /s/ CHARLES W. CLAYTON  Vice President, Secretary, Treasurer   March 25, 1997
      Charles W. Clayton  and Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)

  /s/ HERBERT ELISH       Director                               March 25, 1997
      Herbert Elish

  /s/ MICHAEL C. JACKSON  Director                               March 25, 1997
      Michael C. Jackson

  /s/ HARVEY L. SPERRY    Director                               March 25, 1997
      Harvey L. Sperry

  /s/ EUGENE WARSAW       Director                               March 25, 1997
      Eugene Warsaw

  /s/ PETER W. WOODWORTH  Director                               March 25, 1997
      Peter W. Woodworth

HAMPSHIRE GROUP, LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----
Report of Independent Accountants                                     F-2
Consolidated Balance Sheet                                            F-3
Consolidated Statement of Income                                      F-4
Consolidated Statement of Cash Flows                                  F-5
Consolidated Statement of Changes in
  Common Stockholders' Equity                                         F-6
Notes to Consolidated Financial Statements                         F-7 - F-19

Financial Statement Schedules
     I  Condensed Financial Information of Registrant              F-20 - F-22
    II  Valuation and Qualifying Accounts                             F-23

Quarterly and Financial Stock Data                                    F-24

Report of Independent Accountants


To the Board of Directors and Stockholders of Hampshire Group, Limited


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hampshire Group, Limited and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which requires that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
----------------------
PRICE WATERHOUSE LLP
Atlanta, Georgia
February 18, 1997

HAMPSHIRE GROUP, LIMITED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
                  DECEMBER 31,                               1996     1995
                  ---------------------------------------------------------
ASSETS            Current assets:
                    Cash and cash equivalents              $20,385  $10,034
                    Accounts receivable trade - net         13,101   16,761
                    Other receivables                          412      722
                    Inventories                             14,873   19,380
                    Deferred tax asset - current             1,631      409
                    Other current assets                       704      235
                                                           -------  -------
                      Total current assets                  51,106   47,541
                  Property, plant and equipment - net       13,596   13,469
                  Deferred tax asset                         3,640      962
                  Intangible assets - net                    3,161    4,320
                  Other assets                                 427      146
                                                           -------  -------
                                                           $71,930  $66,438
                                                           =======  =======
                  ---------------------------------------------------------
LIABILITIES       Current liabilities:
                    Current portion of long-term debt      $ 2,618  $ 2,627
                    Current portion of notes payable to
                      related parties                          877    2,125
                    Accounts payable                         3,722    4,714
                    Accrued liabilities and
                      other liabilities                      6,876    8,400
                                                           -------  -------
                      Total current liabilities             14,093   17,866
                  Long-term debt                             6,643    8,590
                  Notes payable to related parties             625    1,625
                  Commitments and contingencies                -        -
                                                           -------  -------
PREFERRED STOCK   Redeemable, convertible preferred stock,
                    at redemption value:
                  Series A, 124,000 shares outstanding       1,550    1,550
                  Series D, 34,883 and 41,039 shares
                    outstanding                              1,744    2,052
                                                           -------  -------
COMMON            Common stock, $.10 par value; 3,885,503
STOCKHOLDERS'       and 3,771,624 shares issued and 3,879,503
EQUITY              and 3,771,624 outstanding                  389      377
                  Additional paid-in capital                23,853   22,979
                  Retained earnings                         23,111   11,399
                  Treasury stock                               (78)     -
                                                           -------  -------
                                                            47,275   34,755
                                                           -------  -------
                                                           $71,930  $66,438
                                                           =======  =======
                  ---------------------------------------------------------

The accompanying  notes are an integral part of these financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENT OF INCOME  (in thousands, except per share data)
          YEAR ENDED DECEMBER 31,             1996        1995       1994
          -----------------------------------------------------------------
          Net sales                          $148,305    $112,450   $83,595
          Cost of goods sold                  114,475      85,553    63,925
                                             --------    --------   -------
          Gross profit                         33,830      26,897    19,670
          Commission revenue                      942       1,357       -
                                             --------    --------   -------
                                               34,772      28,254    19,670
          Selling, general and
            administrative expenses            23,691      20,464    12,486
          Hosiery restructuring gain              -           -         818
                                             --------    --------   -------
          Income from operations               11,081       7,790     8,002
          Interest income                         216         310        39
          Interest expense                     (1,319)       (944)     (797)
          Other (expense) income                  (82)        312       254
                                             --------    --------   -------
          Income before provision for
            income taxes                        9,896       7,468     7,498
          Provision for income taxes
            Current                            (1,900)     (1,028)   (1,109)
            Deferred                            3,900         278       109
                                             --------    --------   -------
          Net income                           11,896       6,718     6,498
          Preferred dividend requirements        (184)       (141)     (123)
                                             --------    --------   -------
          Net income applicable to common
            stock                             $11,712     $ 6,577   $ 6,375
                                             ========    ========   =======
          ------------------------------------------------------------------

          Net income per share:
            Primary                             $2.97       $1.77     $1.80
                                                -----       -----     -----
            Assuming full dilution              $2.70       $1.63     $1.74
                                                -----       -----     -----

          Weighted average number of
            shares outstanding:
            Primary                             3,939       3,710     3,542
                                                -----       -----     -----
            Assuming full dilution              4,408       4,124     3,740
                                                -----       -----     -----
          -----------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

            YEAR ENDED DECEMBER 31,                  1996      1995      1994
            ------------------------------------------------------------------

            Cash flows from operating activities:
              Net income                           $11,896   $ 6,718   $ 6,498
              Adjustments to reconcile net
                income to net cash provided by
                operating activities:
                  Depreciation and amortization      3,879     3,032     2,414
                  Loss on impairment of asset          667       -         -
                  Loss (gain) of sale on assets         50       (37)     (241)
                  Deferred income taxes             (3,900)     (278)     (109)
                  Hosiery restructuring gain           -         -        (818)
              Net change in operating assets and
                liabilities, net of effects of
                acquired companies:
                  Receivables                        3,784      (300)    1,835
                  Inventories                        4,507    (1,144)    5,997
                  Other current assets                  82      (240)       (4)
                  Accounts payable                    (992)      701      (603)
                  Accrued liabilities               (1,518)    1,681     1,350
                  Accrued restructuring                -         (92)   (3,202)
                  Other                               (139)       (5)      -
                                                  --------   -------   -------
                Net cash provided by
                  operating activities              18,316    10,036    13,117
                                                  --------   -------   -------
            Cash flows from investing activities:
              Capital expenditures                  (3,684)   (2,935)   (3,116)
              Proceeds from sales of
                property and equipment                 110       852       855
              Other investments                       (503)      -         -
              Pre-acquisition advances to Winona       -      (3,060)      -
              Cash used for business acquisitions   (2,631)   (2,539)      -
                                                  --------   -------   -------
                Net cash used in investing
                  activities                        (4,077)   (7,774)   (4,800)
                                                  --------   -------   -------
            Cash flows from financing activities:
              Net repayments under lines of credit     -      (5,527)      -
              Proceeds from issuance of
                long-term debt                         711     4,640     3,354
              Repayment of long-term debt           (2,667)   (1,921)   (3,277)
              Repayment of related party debt       (2,248)      -         -
              Redemption of preferred stock           (308)      -         -
              Cash dividends on preferred stock       (184)     (141)     (123)
              Net proceeds from issuance of
                common stock                           764         9         8
              Tax benefit from employee stock plans    122       -         -
              Purchase of treasury stock - net         (78)      -         -
                                                   -------   -------   -------
                Net cash used in financing
                  activities                        (3,888)   (2,940)      (38)
                                                   -------   -------   -------
            Net increase (decrease) in cash and
              cash equivalents                      10,351      (678)    8,279
              Cash and cash equivalents -
                beginning of year                   10,034    10,712     2,433
                                                   -------   -------   -------
            Cash and cash equivalents - end of
              year                                 $20,385   $10,034   $10,712
                                                   =======   =======   =======
            ------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(in thousands, except share data)
                                         Additional
                            Common Stock   Paid-In  Retained Treasury
                           Shares   Amount Capital  Earnings  Stock    Total
                          --------- ------ -------  --------  -----   -------
YEARS ENDED DECEMBER 31,
1994, 1995 AND 1996

Balance December 31, 1993 3,321,163  $333  $19,763  ($1,553)  ($54)   $18,489
Issuance of common stock
  for business acquisition   90,625     9      716      -       -         725
Shares issued under the
  Stock Purchase Plan        47,295     4      208      -       54        266
Shares issued under
  Stock Option Plan           1,500     -        8      -       -           8
Net income for the year         -       -      -      6,498     -       6,498
Dividends on preferred stock    -       -      -       (123)    -        (123)
------------------------------------------------------------------------------
Balance December 31, 1994 3,460,583   346   20,695    4,822     -      25,863
Issuance of common stock
  for business acquisition  240,000    24    1,761      -       -       1,785
Shares issued under the
  Stock Purchase Plan        69,541     7      514      -       -         521
Shares issued under Stock
  Option Plan                 1,500     -        9      -       -           9
Net income for the year         -       -      -      6,718     -       6,718
Dividends on preferred stock    -       -      -       (141)    -        (141)
------------------------------------------------------------------------------
Balance December 31, 1995 3,771,624    377  22,979   11,399     -      34,755
Shares issued under the
  Stock Option Plan         119,879     12     752     -        -         764
Purchase of treasury stock  (62,500)    -      -       -      (746)      (746)
Transfer of shares to
  Stock Purchase Plan        56,500     -      -       -       668        668
Tax benefit from employee
  stock plans                   -       -      122     -        -         122
Net income for the year         -       -      -     11,896     -      11,896
Dividends on preferred stock    -       -      -       (184)    -        (184)
------------------------------------------------------------------------------
Balance December 31, 1996 3,885,503   $389 $23,853  $23,111  ($ 78)   $47,275
                          =========   ==== =======  =======  ======   =======

The accompanying notes are an integral part of these financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Hampshire Group, Limited (the "Company"), through its subsidiaries, is engaged primarily in the manufacture and sale of knitted sweaters and legwear. The significant accounting policies used in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary, Hampshire Designers, Inc. and its subsidiaries (collectively, "Hampshire Designers"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less.

Fair Value of Financial Instruments
-----------------------------------
Management believes that the fair value of financial instruments does not materially differ from their carrying values.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic inventories of Hampshire Designers and Hampshire Hosiery and using the first-in, first-out ("FIFO") method for all other domestic inventory and inventory located in Puerto Rico.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while maintenance costs and minor replacements are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in results of operations.

Intangibles
-----------
Intangible assets consist primarily of goodwill which is being amortized over 10 years on a straight-line basis. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company will undertake the necessary studies and evaluate projected future earnings associated with the asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, the impaired asset is written down to its estimated fair value.

Revenue Recognition
-------------------
The Company recognizes revenue upon shipment of goods to customers.

Income Taxes
------------
Income taxes are recognized during the year in which transactions enter into the determination of income for financial reporting purposes, with deferred taxes being provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis for income tax reporting purposes.

Per Share Data
--------------
Income per common and common equivalent share is computed by dividing net income applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The dilutive effect of stock options and warrants is computed using the modified treasury stock method.

Income per common share assuming full dilution is computed by dividing net income applicable to common stock, adjusted for dividends accruing on preferred stock, by the sum of the weighted average number of common and dilutive common equivalent shares outstanding during the period determined using the modified treasury stock method and the number of common shares assumed to have been issued had the convertible preferred stock been converted into common stock as of the beginning of the year; conversion of the convertible preferred stock has been assumed only if such conversions are dilutive.

Use of Estimates
----------------
Preparation of financial statements in accordance with generally accepted accounting principles requires management to use estimates and assumptions which affect the amounts reported for assets, liabilities, revenue, expenses and disclosure of contingent liabilities in the financial statements. Actual results could differ from those estimates. The more significant accounts affected by estimates are allowances for doubtful accounts, returns and allowances, obsolete and slow moving inventory and the deferred tax asset valuation allowance.

Reclassification
----------------
Certain accounts previously reported have been reclassified to conform to classifications used in 1996.

Note 2  - Acquisitions

Effective January 1, 1995, the Company, through an 80%-owned subsidiary, Segue (America) Limited ("Segue"), acquired substantially all of the assets and business of Segue, Ltd., a privately held corporation. Segue designs and imports ladies' and men's sweaters which are marketed in the middle and upper price categories. Additionally, Segue provides sourcing services and functions as a buying agent for certain of its customers for which it receives commissions. The assets were acquired for $1,937,000 in cash and $479,000 in assumed liabilities. Additional contingent purchase price consisted of 26,000 shares of restricted Common Stock of the Company, which was to be delivered upon Segue achieving certain financial goals. As of December 31, 1996, the shares were forfeited because the financial objectives were not achieved. In connection with this transaction, the Company recorded goodwill in the amount of approximately $512,000.

In January 1995, the Company formed a wholly-owned subsidiary, H.G. Knitwear, Inc. ("Knitwear"), that acquired certain assets, principally accounts receivable and inventories of Babette & Partners, Ltd. Knitwear was organized to engage in the business of selling better sweaters to major department stores, specialty retailers and a variety of well-known catalog retailers. The assets were purchased for $200,000 in cash and $690,000 in assumed liabilities. The liabilities included a $500,000 note which was owed to the Chairman and Chief Executive Officer of the Company. (The note was paid in full in February 1997.) Results of operations of Knitwear were not material to the Company and as a result, no pro forma data is presented. On December 30, 1995, Knitwear was merged into Segue.

In October 1995, The Winona Knitting Mills, Inc. (Winona), principally a private-label manufacturer of better men's sweaters, was merged with the Company in exchange for approximately $500,000 in cash, $2,287,000 in short-term obligations, $1,250,000 in long-term debt, 124,000 shares of convertible preferred stock valued at $1,550,000 and 240,000 restricted shares of the Company's common stock valued at $1,785,000. Additionally, payments of up to $1,333,000 are contingent upon the future financial performance of the acquired business for the years 1996 through 1998 of which no additional amount was earned in 1996. Such payments will be made one-half in cash and one-half in restricted common stock of the Company. In connection with the acquisition, the Company recorded goodwill in the amount of $2,288,000.

All of the above transactions were accounted for using the purchase method. The operating results of Segue, Knitwear and Winona are included in the consolidated financial statements of the Company from their respective dates of acquisitions.

Had the acquisition of Segue and Winona been consummated as of January 1, 1994, the Company's unaudited consolidated pro forma results of operations for the years ended December 31, 1995 and 1994 would have been:

(in thousands, except per share data)

                                             Pro Forma      Pro Forma
                                             Unaudited      Unaudited
Year ended December 31                          1995           1994
----------------------------------------------------------------------
Net sales                                    $130,545        $116,567
----------------------------------------------------------------------
Net income applicable to common stock          $4,724          $6,557
----------------------------------------------------------------------
Net income per share
  Primary                                       $1.21           $1.73
----------------------------------------------------------------------
  Full dilution                                 $1.12           $1.65
----------------------------------------------------------------------

Effective January 1, 1994, Hampshire Designers, Inc. purchased the assets of San Francisco Knitworks, a manufacturer of sweaters for the designer and better markets. The purchase price consisted of $2,539,000 in cash, paid at the closing, and $725,000 payable on or prior to January 31, 1996 in cash, or at the Company's option, in Company Common Stock valued at the mean selling price at January 31, 1996. The Company escrowed 90,625 shares of restricted common stock of the Company in connection with this transaction and these shares have not been released from escrow pending final resolution of the purchase price. The acquisition was accounted for using the purchase method and the results of operations of San Francisco Knitworks were included with those of the Company for 1994.

Note 3 - Hosiery Restructuring

The Company recorded a pre-tax restructuring charge of $7.5 million in 1993 for the estimated costs required to consolidate its hosiery operations into the Spruce Pine, North Carolina facilities and to discontinue production of certain hosiery products. During 1994, the Company ceased manufacturing in the knitting plant located in Belmont, North Carolina and closed the distribution center also located in Belmont, with the discontinuation of a branded product line. The licensing agreement for the branded product line was transferred to another manufacturer resulting in a favorable settlement of a minimum royalty obligation. The provision for the settlement of the licensing agreement exceeded the actual payment by $818,000, which in the opinion of management was not required for other expenses of the restructuring; therefore, the provision was reduced as a credit to income in 1994.

Note 4 - Accounts Receivable and Major Customers

The Company sells principally to department stores, specialty stores, mail-order catalog businesses, chain stores, mass merchandisers and other retailers located in the United States. The Company had sales to one major customer (sales in excess of 10% of total sales) which as a percentage of total sales accounted for approximately 14%, 13% and 14% for 1996, 1995 and 1994, respectively. At December 31, 1996, and 1995, 53% and 39%, respectively, of the trade receivables were due from five customers .

The Company performs ongoing evaluations of its customers' credit worthiness and maintains allowances for potential credit losses. The Company generally does not require collateral to secure its trade receivables. The accounts receivable are stated net of allowances for doubtful accounts and returns and allowances of $2,847,000 and $2,031,000 at December 31, 1996 and 1995, respectively.

Note 5 - Inventories

The components of inventories are as follows:
                                                                (in thousands)
                                           December 31          1996     1995
                                           ------------------------------------
                                           Finished goods      $ 8,767 $10,954
                                           Work in-progress      6,063   7,341
                                           Raw materials and
                                             supplies            4,176   5,082
                                           ------------------------------------
                                                                19,006  23,377
                                           Less - Excess of
                                             current cost
                                             over LIFO
                                             carrying value     (4,133) (3,997)
                                           ------------------------------------
                                                               $14,873 $19,380
                                           ====================================

Approximately 49% and 50% of total inventories were valued using the LIFO method at December 31, 1996 and 1995, respectively.

During 1994 certain inventory quantities were reduced. This reduction resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of such years' purchases, the effect of which increased net income by approximately $553,000 in 1994; there was no material effect on income in 1996 and 1995.

Note 6 - Property, Plant and Equipment

Property, plant and equipment is summarized as follows:
                                                 Estimated      (in thousands)
                                               Useful Lives     1996      1995
               ---------------------------------------------------------------
               Land                                           $    83  $    83
               Buildings and improvements       15-45 years     1,310    1,289
               Leasehold improvements            5-10 years     4,683    4,206
               Machinery and equipment            3-7 years    23,648   25,767
               Furniture and fixtures             3-7 years       907      668
               Transportation equipment           3-5 years       219      171
               Construction in progress                           673      620
               ---------------------------------------------------------------
                                                               33,642   30,685
               Less - Accumulated depreciation                (20,046) (17,216)
               ---------------------------------------------------------------
                                                              $13,596  $13,469
               ===============================================================

Depreciation expense was $3,387,000, $2,519,000, and $2,192,000, respectively, for the years ended December 31, 1996, 1995 and 1994.

Note 7 - Intangible Assets

In the fourth quarter of 1996, management made an evaluation of the goodwill recorded on the books of the Company and concluded that the carrying value of the goodwill recorded in the acquisition of the assets of San Francisco Knitworks had become impaired. The carrying value was written down to its estimated fair value.

Activity in intangible assets for the years ended December 31, 1996 and 1995 is summarized in the table below:

                                   (in thousands)               1996      1995
                                   -------------------------------------------
                                   Balance beginning of year  $ 4,320   $1,687
                                   Addition from acquisition
                                     of assets of Segue, Ltd.     -        512
                                   Addition from merger of
                                     Winona Knitting Mills        -      2,288
                                   Amortization during year      (492)    (167)
                                   Impairment write-down of
                                     goodwill of San Francisco
                                     Knitworks                   (667)     -
                                   -------------------------------------------
                                   Balance at end of year      $3,161   $4,320
                                   ===========================================

Note 8 - Accrued Liabilities

Accrued liabilities are summarized in the table below:

                                   December 31   (in thousands)  1996    1995
                                   -------------------------------------------
                                   Accrued compensation         $2,210  $2,889
                                   Income taxes                  1,434   1,380
                                   Accrued medical claims          764     768
                                   Other accrued liabilities     2,468   3,363
                                   -------------------------------------------
                                                                $6,876  $8,400
                                   ===========================================

Note 9 - Borrowings

Revolving Credit Facility
-------------------------
The Company maintains a $19.5 million combined credit facility for Hampshire Designers. The credit facility consists of an $18 million line of credit and a $1.5 million letter of credit facility. Advances under the line of credit are limited to the lesser of: (1) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable of Hampshire Designers excluding the Winona Division, and (ii) a seasonal adjustment of $6 million during the period from March 1 to October 31. Advances under the line bear interest, at the option of the Company, at the bank's prime rate or a fixed rate of LIBOR plus 1.5% and are secured by the accounts receivable of Hampshire Designers and are guaranteed by Hampshire Group, Limited. No advances were outstanding under the line of credit at December 31, 1996 or 1995. Outstanding letters of credit under this facility totaled approximately $0.9 million at December 31, 1996. The credit facility is subject to annual renewal in the first quarter of each year.

The $19.5 million credit facility contains certain covenants which, among other things, limit the amount of additional funded indebtedness, investments and capital leases. In addition, the credit facility requires, among other things, that Hampshire Designers, Inc. maintain tangible net worth of $14.5 million and limits dividends and loans to Hampshire Group, Limited (excluding distributions in the ordinary course of business for operating expenses and payment of management fees) to amounts not in excess of Hampshire Designers current year earnings.

The Company maintains a $3.0 million facility with a bank for Segue which may be used to fund letters of credit. Advances on the facility are at the bank's prime rate and are secured by the inventory purchased subject thereto and are guaranteed by Hampshire Group, Limited. Outstanding letters of credit totaled approximately $1.9 million at December 31, 1996.

At December 31, 1996, Glamourette Fashion Mills, Inc. ("Glamourette") a subsidiary of Hampshire Designers, had available an unsecured $2 million line of credit with a commercial bank which is guaranteed by Hampshire Designers. The line is available for short-term borrowing not to exceed 180 days and bears interest at the lower of prime rate or the LIBOR rate plus 1.75%. No advances were outstanding under the line at December 31, 1996 or 1995.

The Company maintains an unsecured $3.0 million credit facility for the Winona Division for peak period financing. The line is available for short-term borrowing not to exceed one year and bears interest at the option of the Company at the bank's prime rate or the LIBOR rate plus 1.87%. No advances were outstanding under the line at December 31, 1996 or 1995.

The Company also maintains  standby letters of credit, in the amount of $802,000
at  December  31,  1996,  for  the  purposes  of  guaranteeing   payment  for  a
self-insured workers' compensation program.

Factoring Agreement
-------------------
The Winona Division has a factoring agreement pursuant to which it sells approximately 30% of its accounts receivables to a factor, without recourse. The accounts are factored on a 45 day maturity basis, but the Company may request advances up to 80% of the uncollected balance of the receivables, with such advances bearing interest at prime rate plus 1%. The agreement requires a commission rate of 1% of the factored accounts receivable.

Notes Payable to Related Parties
--------------------------------
Notes payable to related parties at December 31, 1996 and 1995 (all of which were part of acquisition purchase price) are set forth below:

                                                                 (in thousands)
                                                                  1996    1995
-------------------------------------------------------------------------------
Unsecured note payable to a director of the Company and his
  spouse, in ten equal quarterly installments of principal
  plus accrued interest at 9.8% per annum, commencing
  October 1, 1996                                                $1,125  $1,250
Unsecured note payable to the Company's Chairman and Chief
  Executive Officer, interest payable quarterly at 9.5% per
  annum (balance paid in full in February 1997)                     377     500
Unsecured note payable to a director of the Company and his
  spouse, interest and principal due February 9, 1996,
  with interest at prime                                             -    2,000
-------------------------------------------------------------------------------
                                                                  1,502   3,750
Less - Amount payable within one year                              (877) (2,125)
-------------------------------------------------------------------------------
Amount payable after one year                                    $  625  $1,625
===============================================================================

Maturities of these related party notes for the two years ending December 31, 1998 to 1999 are $500,000 and $125,000, respectively.

Long -Term Debt
---------------
Long-term debt at December 31, 1996 and 1995 is comprised of:

                                                                 (in thousands)
                                                                1996       1995
--------------------------------------------------------------------------------
Notes payable to insurance company in monthly installments
  of $96,000, including interest at various rates from 7.55%
  to 9.03%,  through 2000                                      $4,882    $6,100
Note payable to bank in monthly installments of approximately
  $31,800, including interest at 7.70% through 1999               840     1,144
Note payable to bank, in monthly installments of approximately
  $20,500, plus interest at LIBOR rate plus 1.75%,
  adjusted quarterly                                              887     1,134
Note payable to bank in monthly installments of approximately
  $31,100, including interest at 7.97% through 1999                723     1,025
Note payable to bank in monthly installments of $9,650 plus
  interest at LIBOR plus 1.75%, adjusted quarterly,
  through 2001                                                    551       -
Note payable to Economic Development Division of the State of
  Minnesota in monthly installments of approximately $4,400
  including  interest at 4.0% through 2007, unsecured             450       481
Notes payable in monthly installments of approximately $1,750 including interest at 7.25% through 2000, secured by certain
  real estate                                                     254       256
Other notes payable in monthly installments of approximately
  $28,000, including interest ranging from 5.88% to 10.4%,
  through 2001                                                    674     1,077
-------------------------------------------------------------------------------
                                                                9,261    11,217
Less - Amount payable within one year                          (2,618)   (2,627)
-------------------------------------------------------------------------------
Amount payable after one year                                  $6,643   $ 8,590
===============================================================================

Unless otherwise disclosed, the notes are secured by certain machinery and equipment of the respective companies.

                                                                (in thousands)
                                                              ----------------
 Maturities of long-term debt as of December 31, 1996         1997      $2,618
 are summarized in the table to the right:                    1998       2,714
                                                              1999       2,073
                                                              2000       1,215
                                                              2001         144
                                                              Thereafter   497
                                                              ----------------
                                                                        $9,261
                                                              ================

Note 10 - Income Taxes                   (in thousands)  1996     1995    1994
                                         -------------------------------------
The components of income tax             Current:
expense are set forth in the               Federal      $1,430   $ 504   $ 744
table to the right:                        State           290     300     163
                                           Puerto Rico     180     224     202
                                         -------------------------------------
                                                         1,900   1,028   1,109
                                         Deferred:
                                           Federal      (3,900)   (278)   (109)
                                         -------------------------------------
                                         Total         ($2,000)  $ 750  $1,000
                                         =====================================


The domestic and Puerto Rico            (in thousands)   1996    1995    1994
components of income before income      --------------------------------------
taxes are set forth in the table        Domestic        $4,161  $1,187  $1,649
to the right:                           Puerto Rico      5,735   6,281   5,849
                                        --------------------------------------
                                        Income before
                                          income taxes  $9,896  $7,468  $7,498
                                        ======================================

A reconciliation of the provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income before income taxes and the Company's actual provision for income taxes is set forth in the table below:

                                    (in thousands)        1996    1995    1994
-------------------------------------------------------------------------------
Tax provision at federal statutory rate                  $3,365  $2,539  $2,549
 Increase (decrease) in tax arising from:
   Effect of exemption of Puerto Rico earnings
     from United States tax                              (2,136) (2,136) (1,989)
   Puerto Rico taxes on income, including
     withholding taxes                                      224     224     202
   State taxes, less federal income tax benefit             191     199     108
   Change in valuation allowance                         (4,618)   (596) (1,738)
   Other                                                    832     520   1,868
-------------------------------------------------------------------------------
                                                        ($2,000)  $ 750  $1,000
===============================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets and liabilities as of December 31, 1996 and 1995 is set forth in the table below:

                              (in thousands)                     1996     1995
                             -------------------------------------------------
                             Deferred income tax assets:
                               Inventories                        -     $  149
                               Allowances for receivables $ 996 801 Accrued liabilities and other
                                 temporary differences          1,221    1,394
                               Net operating loss carryforwards 4,227    5,749
                               AMT credit carryforwards         1,116      462
                             -------------------------------------------------
                                Gross deferred income tax
                                  assets                        7,560    8,555

                             -------------------------------------------------
                             Deferred income tax liabilities:
                               Inventories                         (8)     -
                               Property, plant and equipment     (412)    (697)
                                Gross deferred income tax
                                  liabilities                    (420)    (697)
                             -------------------------------------------------
                             Valuation allowance for deferred
                               income tax assets               (1,869)  (6,487)
                             -------------------------------------------------
                                                               $5,271   $1,371
                             -------------------------------------------------

The net operating loss carryforwards for income tax purposes expire as set forth in the table below:
                                                              (in thousands)
                                           Year           Regular Tax     AMT
                                          -------------------------------------
                                           1997            $2,762          -
                                           1998             1,095          -
                                           1999               648          -
                                           2000               164          -
                                           2001             1,344          -
                                           2002 - 2009      7,435       $1,341
                                          -------------------------------------
                                                          $13,448       $1,341
                                          =====================================

As a result of the sale of the Company's common stock pursuant to the Offering, the Company generally is not permitted to utilize more than approximately $1.7 million of the net operating loss carryovers existing as of the completion of the Offering in any single tax year, provided that to the extent such net operating loss carryforward limitation is not utilized in any tax year, it may be carried forward to subsequent tax years and consequently will increase the subsequent years' limitation.

All of Glamourette's income was effectively exempt from Puerto Rico income tax by an extended tax grant under the Puerto Rico Tax Incentives Act of 1987 (the "Act"). The grant allows partial exemption from income, property and municipal taxes. Under this extension of the grant, the Company enjoys 90% exemption from Puerto Rico income taxes, and 75% exemption from property taxes and municipal taxes through the year 2002 and will be subject to tollgate taxes on dividends ranging from 0 to 5%. Absent this exemption, Glamourette's earnings would be subject to Puerto Rican income tax at rates of up to 39%.

Glamourette has made an election under Section 936 of the Internal Revenue code pursuant to which Glamourette's earnings are exempt from US taxes. However, dividends received from Glamourette, together with certain other items, enter into the computation of the US alternative minimum tax (AMT). Due to the 936 exemption and the relative portion of Glamourette's earnings to other US taxable income in prior years, management estimated that the Company would more likely than not be a perpetual AMT taxpayer. Accordingly, since NOL deductions are limited in calculating AMT, the Company had, prior to 1996, determined that a valuation allowance was required with respect to NOL carryforwards and AMT credit carryforwards. During 1996, Section 936 was repealed and is being phased out over a 10-year period. As a result, the Company believes that during this phase-out period it will incur regular US tax liabilities and therefore receive the benefit of a significant portion of the NOL and AMT credit carryforwards. The Company reduced the valuation allowance in the fourth quarter of 1996 to adjust deferred tax assets to an amount management believes more likely than not will be realized.

The Company has not provided deferred taxes on approximately $9.0 million of Glamourette's undistributed earnings generated prior to 1993. Deferred taxes are required to be provided for earnings of Glamourette in 1993 and future years under FAS 109 regardless of management's intent to indefinitely reinvest these earnings. The Company received dividends from Glamourette of approximately $5.0 million, $5.5 million and $9.5 million in 1996, 1995 and 1994, respectively, and paid withholding taxes where applicable.

Note 11 - Commitments and Contingencies

The Company  leases  premises and  equipment                 (in thousands)
under  operating (in leases having terms                   ------------------
thousands) from monthly to 12 years. At                     1997      $1,484
December 31, 1996,  future minimum lease                    1998       1,316
payments under leases having an initial                     1999       1,241
or remaining  non-cancelable  term in                       2000       1,093
excess of one year were as set forth in                     2001         912
the table to the right:                                     Thereafter   730
                                                           -----------------
                                                                      $6,776
                                                           =================

Rent expense on operating leases was $1,636,000, $1,475,000 and $1,053,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

Note 12 - Capitalization

The Company's authorized capital stock consists of 10,000,000 shares of common stock and 1,000,000 shares of serial preferred stock (the "Preferred Stock"), each having a par value of $.10 per share. The Board of Directors is authorized to provide for the issuance of Preferred Stock in such series and having such designations, voting powers, preferences and other rights and restrictions as the Board of Directors shall determine.

In connection with the acquisition of the stock of The Winona Knitting Mills described in Note 2 , the Company issued 124,000 shares of 5% cumulative nonvoting Series A Convertible, Preferred Stock ("Series A" stock) having a liquidation preference and stated value of $12.50 per share. Accrued dividends on the Series A stock are payable quarterly on March 31, June 30, September 30 and December 31, to the holders of record as of the fifteenth day of the month during which the dividend payment is to be made.

The Series A stock is convertible, at the option of the holder, in whole or in part, into common stock at the conversion rate of one share of common stock for one share of the Series A stock. The Series A stock is also subject to mandatory redemption by the Company at its stated value plus any accrued but unpaid dividends in 20 equal quarterly installments beginning on January 1, 2001.

The Company has also issued 41,039 shares (including 36,039 held by the Company's Chairman) of 6% cumulative nonvoting Series D Convertible, Preferred Stock ("Series D" stock) having a liquidation preference and stated value of $50 per share. The Series D stock is convertible, at the option of the holder, in whole or in part, into common stock at a price of $11.40 per common share. The Series D stock is also subject to mandatory redemption at its stated value plus any accrued but unpaid dividends in 20 equal quarterly installments beginning April 1, 1996. During 1996, the Company redeemed 6,156 shares of Series D stock at its stated value.

Both the Series A and Series D stock are redeemable, subject to their respective conversion rights, in whole or in part, at the option of the Company at any time. For the Series A stock, the redemption price equals 104%, 103%, 102% and 101% of the stated value of the stock during the years beginning October 12, 1996, 1997, 1998 and 1999, respectively, and thereafter at the stated value thereof. The redemption price for the Series D stock is equal to 102% and 101% of the stated value of the stock during the years beginning May 6, 1996, 1997, respectively, and thereafter at the stated value thereof.

No dividends may be paid or declared on the Company's common stock unless all dividends on the Series A and Series D stock, for all past dividend dates have been paid in full and the dividends thereon for the most recent dividend date have been paid or declared and amounts sufficient for payment thereof set apart. The aggregate redemption requirements of the Series A and Series D stock, assuming there are no accrued but unpaid dividends thereon, and assuming there are no conversions of the shares into common stock, will be $410,000 in 1997 through 2000, $414,000 in 2001 and $310,000 per year from 2002 through 2005.

Summary of the activity in redeemable preferred stock for the three years ended December 31, 1996 is set forth in the table below:

                                                           Preferred Stock
                          (in thousands)                Series A     Series D
                          --------------------------------------------------
                          Balance December 31, 1993         -         $2,052
                            Preferred dividend accrued      -            123
                            Preferred dividends paid        -           (123)
                          --------------------------------------------------
                          Balance December 31, 1994         -          2,052
                            Issuance of preferred stock   $1,550         -
                            Preferred dividends accrued       18         123
                            Preferred dividends paid         (18)       (123)
                          --------------------------------------------------
                          Balance December 31, 1995        1,550       2,052
                            Preferred dividends accrued       78         106
                            Preferred dividends paid         (78)       (106)
                            Redemption of preferred stock     -         (308)
                          --------------------------------------------------
                          Balance December 31, 1996       $1,550      $1,744
                          ==================================================

Note 13 - Stock Options, Warrants and Compensation Plans

The Company has reserved 750,000 shares of common stock for issuance upon exercise of options granted under the Stock Option Plan. Options are granted at the direction of the Company's Board of Directors to executives and key employees of the Company. No option may have an exercise price less than fair market value per share of the common stock at the date of grant. All options have a maximum term of 10 years and vest and become dully exercisable after a maximum of 5 years from the date of grant.

The stock option activity is set forth in the table below:

                                                 Number of     Weighted Average
                                                  Options       Exercise Price
                ---------------------------------------------------------------
                Outstanding December 31, 1993     375,728          $ 7.75
                  Granted                         182,623            6.58
                  Exercised                        (1,500)           5.75
                Canceled or expired              (111,692)           9.82
                ---------------------------------------------------------------
                Outstanding December 31, 1994     445,159            7.12
                  Granted                         108,067            7.71
                  Exercised                        (1,500)           5.98
                  Canceled or expired             (15,000)           7.50
                ---------------------------------------------------------------
                Outstanding December 31, 1995     536,726            7.42
                  Granted                          63,466           11.28
                  Exercised                      (119,879)           6.37
                  Canceled or expired             (24,500)           8.86
                ---------------------------------------------------------------
                Outstanding December 31, 1996    $455,813          $ 7.87
                ===============================================================

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: dividend yields of 0% and 0%, expected volatility of 21.4% and 25.9%, risk-free interest rates of 5.37% and 7.56% and expected life of the option of 5.11 and 4.16 years. The weighted average fair value of the options granted during 1996 and 1995 respectively were $3.38 and $2.40. Had compensation cost been determined on the basis of fair value pursuant to FAS 123, the impact on income would have been immaterial.

The following is a summary of the status of options outstanding at December 31, 1996:

               Options Outstanding                       Options Exercisable
---------------------------------------------------   ------------------------
                                 Weighted
                                 Average   Weighted                  Weighted
Range of            Number      Remaining  Average       Number      Average
Exercise           Outstanding Contractual Exercise   Exercisable    Exercise
 Prices             12/31/96      Life      Price       12/31/96      Price
----------------------------------------------------  -------------------------
$5.750  - $5.750      5,729        2.00     $5.7500       5,729       $5.7500
 5.812  -  5,813     77,092        3.00      5.8125      77,092        5.8125
 6.000  -  6.190     65,909        4.08      6.1179      55,909        6.1390
 7.500  -  7.500     54,380        4.20      7.5000      54,380        7.5000
 7.870  -  7.870     65,909        2.53      7.8700      39,546        7.8700
 8.250  -  8.250     15,000        4.00      8.2500      15,000        8.2500
 9.900  -  9.900    114,328        2.91      9.9000     114,328        9.9000
10.625  - 11.750     49,466        6.39     11.1554      12,899       11.1744
12.100  - 12.100      7,500        4.10     12.1000       1,875       12.1000
12.500  - 12.500        500        6.00     12.5000           0        0.0000
                    -------                 -------     -------       -------
                    455,813                 $8.1507     376,758       $7.8718
                    =======                 =======     =======       =======

In December 1990 the Company issued warrants to purchase 338,182 shares of the Company's common stock at an exercise price of $6.19 per share through December 31, 2000. The aggregate consideration for such warrants was $250,000 cash. The warrants remain outstanding at December 31, 1996.

In 1992, the Company adopted a Common Stock Purchase Plan for nonemployee directors and key executives. Pursuant to the amended plan, nonemployee directors may elect to use their fees as directors to purchase common stock of the Company. Key executives may elect to use from 4% to 10% of their annual salaries and 10% to 40% of their annual bonuses to purchase common stock of the Company. The Company has established a trust to which it delivers shares of the Company's common stock to satisfy such elections following the end of each plan year.

The number of shares of common stock to be delivered is determined, with respect to nonemployee directors, by dividing the amount of director fees elected to be used to purchase common stock in each calendar quarter by 95% of the fair market value of the Company's common stock at the end of each calendar quarter. The number of shares of common stock to be delivered with respect to key executives is determined by dividing the amount so elected to be used for the purchase of common stock by 90% of the lower of: (1) the average of the fair market value of the Company's common stock at the end of each calendar quarter, or (2) the fair market value of the Company's common stock as of the end of the plan year. Alternatively, the Company may contribute cash to the trust in an amount sufficient to enable the trustee to purchase in the open market, the number of shares of common stock which the Company would be required to deliver.

Each of the three nonemployee directors received a director's fee of $25,000 in 1996 and 1995, and $22,500 in 1994. The nonemployee directors elected to use $50,000 in 1996, $75,000 in 1995 and $67,500 in 1994 of their compensation to purchase common stock of the Company. The key executives elected to use approximately $501,000, $520,000 and $357,000 of their compensation for 1996, 1995 and 1994, respectively, to purchase common stock of the Company under the Hampshire Group, Limited Common Stock Purchase Plan.

In November 1994, the Company registered 700,000 shares of common stock under the Securities Act of 1933, as amended. This action was in regards to the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives and the Hampshire Group, Limited 1992 Stock Option Plan. Of these shares, 278,000 have been issued under these Plans.

Note 14 - Retirement Savings Plan

The Company has a 401(k) Retirement Savings Plan under which all employees, other than employees of the Winona Division, having completed at least one year of service and having reached the age of twenty may participate. The Company's matching contribution is determined annually at the discretion of the Board of Directors and was $272,000, $225,200 and $143,000 in 1996, 1995 and 1994,
respectively. Such matching contributions vest fully over seven years of employment.

The Company also maintains a 401(k) Retirement Savings Plan under which all employees of the Winona Division having completed at least one year of service and having reached the age of twenty-one may participate. The Company's matching contribution is determined annually by the plan sponsor and was $41,000 for the year ended December 31, 1996. Such matching contributions become fully vested upon meeting the eligibility requirements of the plan. The Winona Division employees will become participants in the Hampshire Group, Limited 401(k) Retirement Savings Plan on January 1, 1997.

Note 15 - Related Party Transactions

The Company leases certain buildings from an affiliated company. Rent expense under such leases was $192,000, $184,000 and $178,000 in 1996, 1995 and 1994,
respectively. The Company also leases certain buildings from a director of the Company and certain of his relatives. Rent expense under such leases was $135,000 and $28,500 for 1996 and 1995.

The Company has notes receivable from certain key employees of a subsidiary amounting to $109,000 and $128,000 at December 31, 1996 and 1995, respectively. The notes are secured by subsidiary preferred stock owned by the executives. The Company also has a note receivable, bearing interest at prime, from an employee of a subsidiary totaling $70,000 at December 31, 1996. The note is secured by subsidiary stock.

The Company has granted an option to the key executives of Hampshire Hosiery Division to purchase 20% of the equity interest of the division for $1,200,000. In management's opinion, the option price currently meets or exceed the fair market value. The option terminates the earlier of: a) December 31, 1999, or b) upon the termination of the employment of the executive for any reason.

During 1995 and 1994, the Company incurred consulting fees totaling $24,000 each year payable to a Director of the Company for professional services rendered.

Note 16 - Supplementary Disclosure of Cash Flow Information

                                                                (in thousands)
                  ------------------------------------------------------------
                                                          1996    1995   1994
                  ------------------------------------------------------------
                  Cash paid during the year for:
                      Interest                          $1,304    $974   $877
                      Income taxes                       1,952     551    621
                  ------------------------------------------------------------
                  Schedule of non-cash investing and
                    financial activities:
                    Issuance of stock under the
                      Common Stock Purchase
                    Plan for Directors and Executives      -      $521   $266
                  ------------------------------------------------------------

The Company purchased all of the capital stock of The Winona Knitting Mills, Inc. in October, 1995. In conjunction with the acquisition, liabilities were assumed as set forth in the table below:
                                                               (in thousands)
                  ------------------------------------------------------------
                  Fair value of assets acquired                    $17,346
                  Cash paid for capital stock                         (500)
                  Notes and other short-term obligations            (3,537)
                  Preferred stock exchanged                         (1,550)
                  Common stock exchanged                            (1,785)
                  ------------------------------------------------------------
                  Liabilities assumed                               $9,974
                  ============================================================


The Company purchased the assets of Segue, Ltd. and Babette & Partners, Ltd. in January 1995. In conjunction with theses acquisitions, liabilities were assumed as set forth in the table below:

                                                               (in thousands)
                  ------------------------------------------------------------
                  Fair value of assets acquired                     $3,350
                  Cash paid for the net assets                      (2,131)
                  ------------------------------------------------------------
                    Liabilities assumed                             $1,219
                  ============================================================

In January 1994, the Company purchased the assets of San Francisco Knitworks for $2,539,000 cash and, additionally, $725,000 payable on or prior to January 31, 1996 in cash or, at the Company's option, in the Company's common stock. The Company placed 90,625 shares of its common stock in escrow to secure the transaction with a value assigned of $725,000. These shares have not been released from escrow pending resolution of the final purchase price.

Note 17 - Financial Information About Industry Segments

Business segment information appears on Pages 10 and 11 of this Annual Report on Form 10-K.


SCHEDULE I
1 of 3
                            HAMPSHIRE GROUP, LIMITED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                                 (in thousands)
                                                       December 31,
                                                -----------------------
Assets                                            1996           1995
------                                            ----           ----
Current assets:
    Cash                                         $16,211        $ 7,290
    Due from subsidiaries                         20,612         19,859
    Deferred tax asset - current                   1,631            409
    Other current assets                             412            113
                                                 -------        -------
      Total current assets                        38,866         27,671

Notes receivable from and investments in
  subsidiaries                                    12,101         16,135
Deferred tax asset                                 3,640            962
Other assets                                         304             53
                                                 -------        -------
                                                 $54,911        $44,821
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable - related parties                $   877        $ 2,125
  Accounts payable and accrued expenses            2,840          2,714
                                                 -------        -------
    Total current liabilities                      3,717          4,839

Note payable - related parties                       625          1,625
Redeemable preferred stock                         3,294          3,602
                                                 -------        -------
Common stock and other stockholders' equity:
    Common stock                                     389            377
    Additional paid-in capital                    23,853         22,979
    Retained earnings                             23,111         11,399
    Treasury stock                                   (78)           -
                                                 -------        -------
                                                 $54,911        $44,821
                                                 =======        =======

SCHEDULE I
2 of 3
                            HAMPSHIRE GROUP, LIMITED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                                 (in thousands)

                                                Year ended December 31,
                                             -----------------------------
                                              1996        1995       1994
                                              ----        ----       ----
Revenue
  Management fees charged to subsidiaries    $2,241       $1,707     $1,255
  Interest charged to subsidiaries            2,717        1,589        845
                                             ------       ------     ------
                                              4,958        3,296      2,100
General and administrative expenses           2,454        2,134      2,103
                                             ------       ------     ------
Income (loss) from operations                 2,504        1,162         (3)

Other income (expense)
  Equity in earnings of subsidiaries          5,980        5,586      6,410
  Interest income                               141          152        -
  Interest expense                             (149)         -          (20)
  Other                                         -              3          2
                                             ------       ------     ------
Income before income taxes                    8,476        6,903      6,389
Benefit (provision) for income taxes          3,420         (185)       109
                                             ------       ------     ------
Net income                                   11,896        6,718      6,498
Preferred dividend requirements                (184)        (141)      (123)
                                             ------       ------     ------
Net income applicable to common stock       $11,712       $6,577     $6,375
                                             ======       ======     ======

SCHEDULE I
3 of 3
                            HAMPSHIRE GROUP, LIMITED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                 Year ended December 31,
                                             -----------------------------
                                              1996        1995       1994
                                              ----        ----       ----
Cash flows from operating activities
  Net income                                $11,896     $ 6,718     $ 6,498
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Equity in earnings of consolidated
        subsidiaries                         (5,980)     (5,586)     (6,410)
      Dividends received from subsidiaries    8,629       9,492       6,094
      Depreciation and amortization              26          25          68
      Deferred income taxes                  (3,900)       (278)       (109)
      Gain on sales of assets                   -           -            (2)
      Net change in operating assets and
        liabilities:
        Receivables from subsidiaries           632        (534)     (5,076)
        Receivables                             (76)       (133)        -
        Other assets                             21        (345)        (82)
        Accounts payable and accrued expense    126       1,608         406
                                            -------     -------     -------
Net cash provided by operating activities    11,374      10,967       1,387
                                            -------     -------     -------
Cash flows from investing activities:
  Investments                                  (503)        -           -
  Proceeds from sale of assets                  -           -            14
  Capital expenditures                          (18)         (3)        (45)
  Pre-acquisition advances to Winona            -        (3,060)        -
  Cash paid in business acquisition             -          (500)        -
  Investment in and advances to subsidiaries    -           -        (1,000)
                                            -------     -------     -------
Net cash used in investing activities          (521)     (3,563)     (1,031)
                                            -------     -------     -------
Cash flows from financing activities
  Repayment of long-term debt                (2,248)        -          (275)
  Proceeds from issuance of common stock        764           9           8
  Redemption of preferred stock                (308)        -           -
  Purchase of treasury stock                    (78)        -           -
  Tax benefits from employee stock plans        122         -           -
  Cash dividends on preferred stock            (184)       (141)       (123)
                                            -------     -------     -------
Net cash used in financing activities        (1,932)       (132)       (390)
                                            -------     -------     -------
Net increase (decrease) in cash               8,921       7,272         (34)
Cash at beginning of period                   7,290          18          52
                                            -------     -------     -------
Cash at end of period                       $16,211      $7,290     $    18
                                            =======     =======     =======

SCHEDULE II

                          HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)
                                          Charged
                               Balance      to      Charged
                                 at        sales      to               Balance
                              beginning     and      other     Deduc-  end of
                               of year    expenses  accounts   tions     year
-------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful
    accounts                     $248      $332        -       ($166)    $414
  Allowance for returns
    and adjustments               634       975        -        (781      828
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful
    accounts                     $414    $  375       $50      ($135)    $704
  Allowance for returns
    and adjustments               828     1,081        83       (665)   1,327
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful
    accounts                   $  704    $  269        -       ($176)  $  797
  Allowance for returns
    and adjustments             1,327     2,564        -      (1,841)   2,050
-------------------------------------------------------------------------------

Quarterly Financial and Stock Data (unaudited)
                         (in thousands, except per share data and stock prices)
Quarter Ended                        Mar. 30    Jun. 29    Sept. 28   Dec. 31
-------------------------------------------------------------------------------
Net sales                            $26,430    $21,243    $49,593    $51,039
Gross profit                           4,878      3,748     12,059     13,145
Commission revenue                        41        284        579         38
Income (loss) from operations           (262)      (373)     5,916      5,800
Income (loss) applicable to
  common stock                          (574)      (642)     4,819      8,109
-------------------------------------------------------------------------------
Income (loss) per common and
  common equivalent share             ($0.15)    ($0.17)     $1.17      $1.96
Income (loss) per common
  share assuming full dilution        ($0.15)    ($0.17)     $1.10      $1.84
-------------------------------------------------------------------------------
Common stock
  High price                          $12.00     $13.00     $12.75     $13.50
                                      -----------------------------------------
  Low price                           $10.38     $10.75     $11.50     $12.25
-------------------------------------------------------------------------------

In 1995                  (in thousands, except per share data and stock prices)
Quarter Ended                         Apr. 1      Jul. 1   Sept. 30    Dec. 31
-------------------------------------------------------------------------------
Net sales                            $14,111    $13,580    $39,278    $45,481
Gross profit                           3,032      3,251     10,548     10,066
Commission revenue                        73        222        884        178
Income (loss) from operations           (210)      (236)     4,941      3,295
Income (loss) applicable to
  common stock                          (299)       (93)     4,264      2,705
-------------------------------------------------------------------------------
Income (loss) per common and
  common equivalent share             ($0.08)    ($0.03)     $1.13      $0.66
Income (loss) per common
  share assuming full dilution        ($0.08)    ($0.03)     $1.07      $0.63
-------------------------------------------------------------------------------
Common stock
  High price                           $9.25      $9.25     $11.00     $13.00
                                       ----------------------------------------
  Low price                            $7.00      $8.25      $8.50     $10.00
-------------------------------------------------------------------------------

                                      F-24