Form 10-Q
period 1997-03-29
HAMPSHIRE GROUP LTD
filed 1997-05-13
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 29, 1997.
                                 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to______.

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


       (Registrant's Telephone Number, Including Area Code) (803) 225-6232


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class                   Number of Shares Outstanding
         Of Securities                                May 7, 1997
  -----------------------------              ----------------------------
  Common Stock,  $.10 Par Value                         3,862,143

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q
                                 March 29, 1997


PART I - FINANCIAL INFORMATION                                           Page

Item 1 - Financial Statements

         Consolidated Balance Sheet as of March 29, 1997, March 30, 1996
         and December 31, 1996                                              3

         Consolidated Statement of Operations for the three months
         ended March 29, 1997 and March 30, 1996                            5

         Consolidated Statement of Cash Flows for the three months
         ended March 29, 1997 and March 30, 1996                            6

         Notes to Consolidated Financial Statements                         7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 12

Item 4 - Submission of Matters to a Vote of Security Holders               12

Item 6 - Exhibits and Reports on Form 8-K                                  12

         Signature Page                                                    13


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                     ASSETS

                                       March 29,     March 30,   December 31,
                                         1997          1996          1996
                                      (Unaudited)   (Unaudited)
                                      -----------   -----------  ------------
Current assets:
  Cash and cash equivalents            $11,080        $ 3,098       $20,385
  Accounts receivable trade - net       14,293         14,442        13,101
  Other receivables                        788            653           412
  Inventories                           22,284         23,855        14,873
  Deferred tax asset                     1,631            409         1,631
  Other current assets                     762            448           704
                                       -------        -------       -------
     Total current assets               50,838         42,905        51,106

Property, plant and equipment - net     13,255         13,325        13,596
Deferred tax asset                       3,640            962         3,640
Intangible assets - net                  3,083          4,195         3,161
Other assets                               591            123           427
                                       -------        -------       -------
                                       $71,407        $61,510       $71,930
                                       =======        =======       =======

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY

                                       March 29,     March 30,   December 31,
                                         1997          1996          1996
                                      (Unaudited)   (Unaudited)
                                      -----------   -----------  ------------
Current liabilities:
  Current portion of long-term debt    $ 2,599       $ 2,476       $ 2,618
  Notes payable to related parties         375           375           877
  Accounts payable                       5,120         4,649         3,722
  Accrued liabilities                    7,015         7,172         6,876
                                       -------       -------       -------
    Total current liabilities           15,109        14,672        14,093

Long-term debt                           5,989         8,167         6,643
Notes payable to related parties           500         1,375           625
                                       -------       -------       -------
    Total liabilities                   21,598        24,214        21,361
                                       -------       -------       -------
Redeemable, convertible preferred
stock, at redemption value:
  Series A                               1,550         1,550         1,550
  Series D                               1,642         1,744         1,744
                                       -------       -------       -------
    Total preferred stock                3,192         3,294         3,294
                                       -------       -------       -------
Common stockholders' equity:
  Common stock,                            392           379           389
  Additional paid-in capital            24,043        23,071        23,853
  Retained earnings                     22,785        10,825        23,111
  Treasury stock                          (603)         (273)          (78)
                                       -------       -------       -------
    Total common stockholders' equity   46,617        34,002        47,275
                                       -------       -------       -------
                                       $71,407       $61,510       $71,930
                                       =======       =======       =======


  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                              Three Months Ended
                                            ----------------------
                                            March 29,     March 30,
                                              1997          1996
                                            ---------     ---------
                                           (Unaudited)    (Unaudited)
Net sales                                    $23,580       $26,430
Cost of goods sold                            18,889        21,552
                                             -------       -------
  Gross profit                                 4,691         4,878
Commission revenue                               -              41
                                             -------       -------
                                               4,691         4,919
Selling, general & administrative
  expenses                                     4,783         5,181
                                             -------       -------
Loss from operations                             (92)         (262)
Other income (expense):
  Interest expense                              (221)         (279)
  Miscellaneous                                  (11)          107
                                             -------       -------
Loss before income taxes                        (324)         (434)
Benefit (provision) for income taxes              64           (92)
                                             -------       -------
Net loss                                        (260)         (526)
Preferred dividend requirements                  (44)          (48)
                                             -------       -------
Net loss applicable to common stock          ($  304)      ($  574)
                                             =======       =======

Net loss per common share                     ($0.07)       ($0.15)
                                              ======        ======
Weighted average number of shares
  outstanding                                  3,851         3,751
                                              ======        ======

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                       Three Months Ended
                                                     ----------------------
                                                     March 29,     March 30,
                                                       1997          1996
                                                     ---------     ---------
                                                    (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                           ($  260)      ($  526)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                         923           960
   Loss on sale of assets                                 (2)           (2)
   Net change in operating assets and liabilities:
     Receivables                                      (1,468)        2,392
     Inventories                                      (7,410)       (4,475)
     Other current assets                                (55)          (63)
     Accounts payable                                  1,396           (67)
     Accrued liabilities                                 143        (1,224)
     Other                                               -              50
                                                     -------       -------
   Net cash used in operating activities              (6,733)       (2,955)
                                                     -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (544)         (872)
                                                     -------       -------
  Proceeds from sales of property and equipment           40           -
  Cash used for investments                             (267)          -
                                                     -------       -------
    Net cash used in investing activities               (771)         (872)
Cash flows from financing activities:
  Repayment of long-term debt                           (672)         (574)
  Repayment of related party debt                       (627)       (2,000)
  Treasury stock purchased                              (548)         (273)
  Proceeds from issuance of common stock                  90            94
  Redemption of preferred stock                          -            (308)
  Payment of preferred stock dividends                   (44)          (48)
                                                     -------       -------
    Net cash used by financing activities             (1,801)       (3,109)
                                                     -------       -------
Net decrease in cash and cash equivalents             (9,305)       (6,936)
Cash and cash equivalents at beginning of period      20,385        10,034
                                                     -------       -------
Cash and cash equivalents at end of period           $11,080       $ 3,098
                                                     =======       =======

  (The accompanying notes are an integral part of these financial statements.)

BASIS OF PRESENTATION
---------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year due to the seasonality of the business. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

Net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Conversion of the convertible preferred stock into common stock has not been assumed because inclusion would be antidilutive.

Certain accounts previously reported have been reclassified to conform to classifications used in 1997.

REVOLVING CREDIT FACILITY
-------------------------
The Company is in process of renewing its principal credit facility which will extend through May 31, 1998. The credit facility consists of a $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. Advances under the line of credit are limited to the lesser of: (1) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable and (ii) a seasonal adjustment of $6 million during the period from March 1 to October 31.

Advances under the facility bear interest, at the option of the Company, at the bank's prime rate or a fixed rate of LIBOR plus 1.5% and are secured by the trade accounts receivable of Hampshire Designers and are guaranteed by Hampshire Group, Limited. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

INVENTORIES
-----------
A summary of inventories by component is as follows:


                                                (in thousands)
                                      March 29,    March 30,   December 31,
                                        1997         1996         1996
                                      --------     --------    -----------
Finished goods                        $14,390      $15,667       $8,767
Work-in-progress                        7,793        8,030        6,063
Raw materials and supplies              4,591        4,517        4,176
                                      -------      -------       ------
                                       26,774       28,214       19,006
Less-LIFO reserve                      (4,490)      (4,359)      (4,133)
                                      -------      -------       ------
    Net inventories                   $22,284      $23,855      $14,873
                                      =======      =======      =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SEGMENT DATA
---------------------
Set forth below are the Company's results of operations by business segment for the three months ended March 29, 1997 and March 30, 1996:

                                                      (in thousands)
                                                    Three Months Ended
                                                  -----------------------
                                                  March 29,      March 30,
                                                    1997           1996
                                                  --------       --------
Net sales:
    Sweaters                                      $18,850        $20,735
    Hosiery                                         4,730          5,695
                                                  -------        -------
                                                  $23,580        $26,430
                                                  =======        =======
Gross profit:
    Sweaters                                      $ 4,244        $ 3,987
    Hosiery                                           447            891
                                                  -------        -------
                                                  $ 4,691        $ 4,878
                                                  =======        =======
Commission revenue:
    Sweaters                                      $  -           $    41
                                                  =======        =======
Operating profit (loss):
    Sweaters                                      $   702        $    91
    Hosiery                                          (330)            47
                                                  -------        -------
                                                      372            138
Less - Corporate expenses                            (464)          (400)
                                                  -------        -------
Loss from operations                              $   (92)       $  (262)
                                                  =======        =======


RESULTS OF OPERATIONS
---------------------
Three Months Ended March 29, 1997 Compared With Three Months Ended March 30,
1996.

The Company's net sales for the quarter ended March 29, 1997 were $23,580,000, as compared with $26,430,000 for the quarter ended March 30, 1996. The decrease of $2,850,000 was attributable to reduced sales in both the sweater and hosiery segments.

Sweater segment net sales were $18,850,000 for the three months ended March 29, 1997, as compared with $20,735,000 for the three months ended March 30, 1996. The 9% decrease resulted from shipments of close-out sales of women's products in January 1996 from the year 1995 and shipments in December 1996 of close-out sales for 1996, as requested by the customer; and the close-out sales prior to the consolidation of two men's sweater manufacturing facilities in the first quarter of 1996. These reductions were partially offset by higher sales of imported products sold under the labels Designers Originals Sport(R) and Designers Original Studio(R).

Hosiery segment net sales were $4,730,000 for the three months ended March 29, 1997, as compared to $5,695,000 for the three months ended March 30, 1996. The 16.9% decrease was principally attributable to the loss of a major customer resulting from their decision to reduce the number of vendors.

Gross profit for the three months ended March 29, 1997 was $4,691,000 compared with $4,878,000 for the three months ended March 30, 1996. The decrease was principally due to a decrease in the segment sales; however, as a percent of net sales the gross margin increased to 19.9% from 18.5%.

Sweater segment gross profit increased by $257,000 for the three months ended March 29, 1997 as compared with the same period for 1996. As a percentage of net sales, gross profit was 22.5% for the three months ended March 29, 1997 versus 19.2% for the three months ended March 30, 1997. The improved performance year to year resulted from the reduction of low margin close-out sales and the absence of the start-up costs for Mycrolon(R) products which were incurred in the prior year.

Hosiery segment gross profit for the three months ended March 29, 1997 decreased $444,000 from the same period last year. The decrease was primarily attributable to the 16.9% decrease in net sales. As a percentage of net sales, gross profit was 9.5% for the three months ended March 29, 1997 as compared with 15.6% for the three months ended March 30, 1996.

Selling, general and administrative expense for the three months ended
March 29, 1997 were $4,783,000, as compared with $5,181,000 for the same period in 1996. The decrease of $398,000 was due principally to reduced selling, general and administrative expenses on reduced sales.

Loss from operations for the three months ended March 29, 1997 totaled $92,000 as compared with a loss of $262,000 for the same period in 1996. The reduction was due principally to improved gross margin on sweater sales and reduced selling, general and administrative expenses.

Interest expense for the three months ended March 29, 1997 decreased to $221,000 as compared with $279,000 for the same period ended March 30, 1996. The decreases were attributable to reduced debt.

SEASONALITY
-----------
Approximately two-thirds of sweater sales occur in the second half of the year. The hosiery segment sales are not highly seasonal.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the buildup in inventories and accounts receivable which reach their maximum requirements in the third quarter, servicing long-term debt and funding capital expenditures for machinery and equipment. Excess cash in the business, in management's opinion approximately $5 million, will be invested in assets not used directly in the operations of the business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term equipment financing.

Net cash used in operations for the three months ended March 29, 1997 totaled $6,733,000 of which the primary use was to build inventory for shipments later in the year. Capital expenditures for 1997 are currently planned to be approximately $3,000,000, of which $544,000 has been expended through March 29, 1997. The planned expenditures are primarily for manufacturing equipment and facility improvements.

The net cash used in financing activities for the three months ended March 29, 1997 was $1,801,000. The principal use was the repayment of debt of $1,299,000. Other uses were the purchase of investment of $267,000 and the purchase of common stock in the amount of $548,000 for funding of employee benefit programs and redemption of preferred stock.

At March 30, 1997, the Company is in process of renewing its principal credit facility which will extend through May 31, 1998. The credit facility consists of a $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. The Company also has two other credit facilities of $5 million in the aggregate with no balance outstanding at March 30, 1997. The Company had letters of credit outstanding at March 30, 1997 in the aggregate amount of $2,150,000.

The Company believes its cash flow from operations and borrowings under its credit lines will provide adequate resources to meet its operational needs and capital requirements for the foreseeable future.

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

There were no matters submitted to a vote of security holders during the quarter.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

    a)  Exhibits

    Exhibit                Description
      No.
    -------  ------------------------------------------------
    (10)(D) Form of Hampshire Group, Limited Voluntary Deferred Compensation Plan for Directors and Executives
    (11)     Statement Re Computation of Loss Per Share
    (27)     Financial Data Schedule

    b)  Reports on Form 8-K filed during the quarter.

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HAMPSHIRE GROUP, LIMITED
                                        (Registrant)



Date:    May 9, 1997                    /s/ Ludwig Kuttner
      ---------------------             -------------------------------
                                        Ludwig Kuttner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:     May 9, 1997                   /s/ Charles W. Clayton
      ---------------------             -------------------------
                                        Charles W. Clayton
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)