Form 10-Q
period 1997-06-28
HAMPSHIRE GROUP LTD
filed 1997-08-11
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended June 28, 1997.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from __________ to__________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                        Number of Shares Outstanding
        Of Securities                                   August 4, 1997
----------------------------                    ----------------------------
Common Stock, $.10 Par Value                              3,885,269

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                 June 28, 1997


PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1 -  Financial Statements

          Consolidated Balance Sheet as of June 28, 1997,
          June 29, 1996 and December 31, 1996                             3

          Consolidated Statement of Operations for the three
          months and six months ended June 28, 1997 and June 29, 1996     5

          Consolidated Statement of Cash Flows for the six months
          ended June 28, 1997 and June 29, 1996                           6

          Notes to Consolidated Financial Statements                      7

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                              12

Item 4 -  Submission of Matters to a Vote of Security Holders            12

Item 6 -  Exhibits and Reports on Form 8-K                               12

Signature Page                                                           13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                     ASSETS

                                                June 28,    June 29,    Dec. 31,
                                                  1997        1996        1996
                                               ---------    --------    --------
                                              (unaudited) (unaudited)

Current assets:
     Cash and cash equivalents .............     $   659     $   776     $20,385
     Marketable securities .................         560        --           303
     Accounts receivable trade - net .......      15,405      13,827      13,101
     Other receivables .....................         957         766         412
     Inventories ...........................      39,314      33,281      14,873
     Deferred tax asset ....................       1,631         409       1,631
     Other current assets ..................         344         512         401
                                                 -------     -------     -------
          Total current assets .............      58,870      49,571      51,106

Property, plant and equipment - net ........      13,622      13,968      13,596
Deferred tax asset .........................       3,640         962       3,640
Intangible assets - net ....................       3,009       4,073       3,161
Long-term investments ......................       2,323        --           200
Other assets ...............................         115         111         227
                                                 -------     -------     -------
                                                 $81,579     $68,685     $71,930
                                                 =======     =======     =======

(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                                               June 28,    June 29,    Dec. 31,
                                                 1997        1996        1996
                                              ---------   ---------   ----------
                                             (unaudited) (unaudited)
Current liabilities:
    Borrowings under lines of credit ......    $ 9,365     $ 8,385
    Current portion of long-term debt .....      2,579       2,399    $  2,618
    Notes payable to related parties ......        500         375         877
    Accounts payable ......................      6,906       4,862       3,722
    Accrued liabilities ...................      7,059       7,103       6,876
                                               -------     -------    --------
         Total current liabilities ........     26,409      23,124      14,093

Long-term debt ............................      5,370       7,423       6,643
Notes payable to related parties ..........        375       1,252         625
                                               -------     -------     -------
         Total liabilities ................     32,154      31,799      21,361
                                               -------     -------     -------
Redeemable, convertible preferred stock,
  at redemption value......................      3,089       3,294       3,294
                                               -------     -------     -------
Common stockholders' equity:
    Common stock ..........................        392         387         389
    Additional paid-in capital ............     24,145      23,605      23,853
    Retained earnings .....................     22,481      10,183      23,111
    Treasury stock ........................       (682)       (583)        (78)
                                               -------     -------     -------
          Total common stockholders' equity     46,336      33,592      47,275
                                               -------     -------     -------
                                               $81,579     $68,685     $71,930
                                               =======     =======     =======

 (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                      Three months ended     Six months ended
                                     --------------------   -------------------
                                     June 28,    June 29,   June 28,   June 29,
                                       1997        1996       1997       1996
                                       ----        ----       ----       ----
                                          (unaudited)           (unaudited)
Net sales .......................... $21,466     $21,243    $45,077     $47,673
Cost of goods sold .................  17,092      17,495     36,012      39,047
                                     -------     -------    -------     -------
    Gross profit ...................   4,374       3,748      9,065       8,626
Commission revenue .................                 284                    325
                                     -------     -------    -------     -------
                                       4,374       4,032      9,065       8,951
Selling, general & administrative
    expenses .......................   4,629       4,405      9,412       9,586
                                     -------     -------    -------     -------
Loss from operations ...............    (255)       (373)      (347)       (635)
Other income (expense):
    Interest expense ...............    (210)       (243)      (432)       (522)
    Interest income ................     161          23        241         135
    Miscellaneous ..................      11         (14)       (80)        (19)
                                     -------     -------    -------     -------
Loss before income taxes ...........    (293)       (607)      (618)     (1,041)
Benefit (provision) for income taxes      58          10        122         (82)
                                     -------     -------    -------     -------
Net loss ...........................    (235)       (597)      (496)     (1,123)
Preferred dividend requirements ....     (42)        (45)       (86)        (93)
                                     -------     -------    -------     -------
Net loss applicable to common stock  $   277)   ($   642)  ($   582)    ($1,216)
                                     =======     =======    =======     =======

Net loss per common share ..........  ($0.07)     ($0.17)    ($0.15)     ($0.32)
                                       =====       =====      =====       =====
Weighted average number
     of shares outstanding .........   3,851       3,755      3,851       3,753
                                       =====       =====      =====       =====

(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                          Six months ended
                                                       ----------------------
                                                        June 28,      June 29,
                                                          1997         1996
                                                        -------       -------
                                                            (unaudited)
Cash flows from operating activities: ................
    Net loss .........................................   ($  496)   ($ 1,123)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization .................     1,870       1,915
       Gain on sale of assets ........................       --           (4)
       Net change in operating assets and liabilities:
            Marketable securities ....................      (257)        --
            Receivables ..............................    (2,863)      2,892
            Inventories ..............................   (24,443)    (13,901)
            Other current assets .....................       175        (111)
            Accounts payable .........................     3,186         150
            Accrued liabilities ......................       144      (1,296)
            Other ....................................       --           50
                                                         -------     -------
       Net cash used in operating activities .........   (22,684)    (11,428)
                                                         -------     -------
Cash flows from investing activities:
    Long-term investment .............................    (2,123)
    Capital expenditures .............................    (1,802)     (2,359)
    Proceeds from sales of property and equipment ....        66          10
                                                         -------     -------
        Net cash used in investing activities ........    (3,859)     (2,349)
                                                         -------     -------
Cash flows from financing activities:
    Net borrowings under lines of credit .............     9,365       8,385
    Repayment of long-term debt ......................    (1,313)     (1,395)
    Repayment of related party debt ..................      (627)     (2,123)
    Treasury stock purchased .........................      (654)       (583)
    Proceeds from issuance of common stock ...........        90         636
    Redemption of preferred stock ....................       --         (308)
    Payment of preferred stock dividends .............       (44)        (93)
                                                         -------     -------
        Net cash provided by financing activities ....     6,817       4,519
                                                         -------     -------
Net decrease in cash and cash equivalents ............   (19,726)     (9,258)
Cash and cash equivalents at beginning of period .....    20,385      10,034
                                                         -------     -------
Cash and cash equivalents at end of period ...........   $   659     $   776
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

INVENTORIES

A summary of inventories by component is as follows:

                                         (in thousands)
                              June 28,      June 29,     Dec. 31,
                                1997          1996        1996
                              -------       -------      -------
Finished goods ...........    $27,815       $23,461      $ 8,767
Work-in-progress .........     10,976         8,751        6,063
Raw materials and supplies      5,239         5,428        4,176
                              -------       -------      -------
                               44,030        37,640       19,006
 Less-LIFO reserve .......     (4,716)       (4,359)      (4,133)
                              -------       -------      -------
    Net inventories ......    $39,314       $33,281      $14,873
                              =======       =======      =======

REVOLVING CREDIT FACILITY

The Company has renewed its principal credit facility through May 31, 1998.
The credit facility consists of a $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. Advances under the line of credit are limited to the lesser of: (l) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable and (ii) a seasonal adjustment of $6 million during the period from March 1 to October 31.

Loans under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loans are secured by the trade accounts receivable of Hampshire Designers and are guaranteed by Hampshire Group, Limited. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

The Company also has two other credit facilities of $5 million in the aggregate and an additional letter of credit facility in the amount of $3 million.

STOCK OPTIONS

In May 1997, pursuant to the Hampshire Group, Limited 1992 Stock Option
Plan, the Company granted to certain key employees options to acquire 50,000 shares of the Company's common stock at a price of $14.50 per share, including the Chief Executive Officer who received non-qualified options to acquire 5,000 shares. The option price was equal to the fair market value as of the date of the grant.

CAPITALIZATION

As of July 1, 1997, the Company purchased from a former director, for $1 million ($7.534 per share), warrants to purchase 132,728 shares of the Company's common stock with an exercise price of $6.19 per share. The Board of Directors has also authorized the Company to purchase from time to time in the open market up to 100,000 shares of its common stock. The Company intends to use 50,000 of such shares for employee benefit programs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SEGMENT DATA

Set forth below are the Company's results of operations by business segment for the periods presented:

                                          (in thousands)
                            Three months ended     Six months ended
                            -------------------   -------------------
                            June 28,   June 29,   June 28,    June 29,
                             1997        1996       1997       1996
                            -------    -------    -------     -------
Net sales:
    Sweaters ............   $16,055    $13,696    $34,936    $34,431
    Hosiery .............     5,411      7,547     10,141     13,242
                            -------    -------    -------    -------
                            $21,466    $21,243    $45,077    $47,673
                            =======    =======    =======    =======
Gross profit:
    Sweaters ............   $ 3,528    $ 2,480    $ 7,772    $ 6,467
    Hosiery .............       846      1,268      1,293      2,159
                            -------    -------    -------    -------
                            $ 4,374    $ 3,748    $ 9,065    $ 8,626
                            =======    =======    =======    =======
Operating profit (loss):
    Sweaters ............   $   289    ($  293)   $   991    ($  202)
    Hosiery .............        34        342       (296)       389
                            -------    -------    -------    -------
                                323         49        695        187
Less - Corporate expenses      (578)      (422)    (1,042)      (822)
                            -------    -------    -------    -------
Loss from operations ....   ($  255)   ($  373)   ($  347)   ($  635)
                            =======    =======    =======    =======

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

The Company's net sales for the first six months of 1997 decreased 5.4% to $45,077,000. The decrease, in the six-month period, was primarily the result of a 23.4% reduction in the net sales of the hosiery segment, which resulted primarily from the loss of a major customer.

Net sales in the sweater segment increased 1.5% over the same period the previous year due primarily to the increase in sales of the imported products sold under the Designers Original Studio and Designers Originals Sport labels. The net sales in 1996 reflected close-out sales of women's products and close-out sales associated with the consolidation of two men's manufacturing facilities. Unit volume was up 4.0% over the prior year but a corresponding shift in product mix to lower price goods resulted in a 2.4% decrease over the same period for the previous year.

The net sales decrease in the hosiery segment for the six months consisted of a 16.3% reduction in unit volume and a 7.1% reduction in net sales resulting from a shift to lower-priced products. The performance of the hosiery segment reflected the over-capacity and the corresponding price pressures which have resulted in the hosiery industry.

Gross profit, as a percentage of net sales, increased by 2.0% due to the strong margins achieved in the sweater segment. In absolute dollars, gross profit increased $439,000 to $9,065,000.

Gross profit of the sweater segment increased 20.2% to $7,772,000 on the strength of the improvement in the men's sweater business and the absence of the expense associated with the consolidation of the manufacturing facilities.
As a percentage of net sales, gross profit increased from 18.8% to 22.2% for the six months.

Gross profit of the hosiery segment for the six months decreased in both absolute dollars and as a percentage of net sales to 12.8% from 16.3% for the same period of the previous year. The hosiery segment continues to be impacted by the pricing pressures resulting from the over-capacity within the industry.

THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

The Company's net sales for the quarter ending June 28, 1997 were $21,466,000 representing a 1.0% increase over the prior year. This increase was the result of an $2,359,000 increase in sales in the sweater segment offset by a $2,136,000 decrease in the hosiery segment.

The sweater segment's 17.2% increase was the result of a 21.6% increase in unit volume offset by a 4.4% decrease in sale dollars due to a shift in product mix to lower priced goods. The increase in unit volume occurred across all product lines with the majority occurring in the ladies, traditional business and the imported, branded business. The decrease in average selling price was the result of a shift to lower priced products in the import products sold under the Designers Originals Sport and Designers Original Studio labels.

In the hosiery segment, the decrease in sales was attributable to the loss of a major customer resulting from their decision to reduce the number of vendors. The loss of the customer resulted in reducing net sales by $2,136,000 to $5,411,000 with a corresponding decrease in both unit volume and price/product mix of 23.3% and 5.0% respectively.

Gross profit for the quarter increased as a percentage of net sales from 17.6% to 20.4% with the increase attributable to the sweater segment offset by the decrease in the hosiery segment.

The sweater segments gross profit increased in absolute dollars by $1,048,000 and as a percentage of net sales from 18.1% to 22.0%. This increase was primarily attributable to the increase in the men's sweater business.

In the hosiery segment, competitive price pressures within the industry and the loss of a major customer contributed to the decline in gross margin as a percentage of net sales from 16.8% to 15.6%.

SEASONALITY

Approximately two-thirds of sweater sales occur in the second half of the year. The hosiery segment sales are not highly seasonal.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the buildup in inventories and accounts receivable (which reach their maximum requirements in the third quarter), servicing long-term debt, funding capital expenditures for machinery and equipment and investing, in 1997, approximately $5 million in assets not used in the business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term equipment financing.

Net cash used in operations for the six months ended June 28, 1997 totaled $22,684,000 of which the primary use was to produce inventory for shipments later in the year.

Capital expenditures for 1997 are currently planned to be approximately $3,000,000, of which $1,802,000 has been expended through June 28, 1997. The planned expenditures are primarily for manufacturing equipment and facility improvements.

The net cash provided by financing activities for the six months ended June 28, 1997 was $6,817,000. Besides funding the working capital needs, the principal use was the repayment of debt of $1,940,000. Other uses were the purchase of investments of $2,380,000 and the purchase of common stock in the amount of $654,000 for funding of employee benefit programs and redemption of preferred stock.

The Company renewed its principal credit facility which will extend through May 31, 1998. The credit facility consists of a $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. The Company also has two other credit facilities of $5 million in the aggregate. The Company had letters of credit outstanding at June 28, 1997 in the aggregate amount of $9,849,000.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 7, 1997, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated April 7, 1997:

     1) Each of the five nominees standing for re-election (Ludwig Kuttner, Herbert Elish, Harvey L. Sperry, Eugene Warsaw and Peter W. Woodworth) were elected as Directors of the Company. Messrs. Kuttner, Elish, Warsaw, and Woodworth each had 3,097,665 votes FOR, 0 votes AGAINST and 0 votes WITHHELD; Mr. Sperry had 3,096,798 votes FOR, 867 votes AGAINST and 0 votes WITHHELD.

     2) The ratification of the appointment of Price Waterhouse LLP as independent public accountants for the Company for the year ending December 31, 1997 was approved 3,096,798 votes FOR, 0 votes AGAINST, and 0 votes ABSTAINED.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

    a)  Exhibits

        Exhibit No.                      Description
        -----------     ---------------------------------------------------
        (10)(D)         Hampshire Group, Limited Voluntary Deferred Compensation
                        Plan for Directors and Executives effective January 1,
                        1997
        (10)(H)(11)     Amendment Number Two to Fourth Amended and Restated Loan
                        Agreement between Hampshire Designers, Inc., The Chase
                        Manhattan Bank and Fleet Bank (formally NatWest Bank
                        N.A.) dated June 1, 1997
        (10)(S)(1)      Revolving Line of Credit Agreement between Hampshire
                        Group Limited and Merchants National Bank dated March 24, 1997
        (11)            Statement Re Computation of Loss Per Share
        (27)            Financial Data Schedule

    b)  Reports on Form 8-K filed during the quarter.

There were no reports filed by the Company on Form 8-K during the quarter ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HAMPSHIRE GROUP, LIMITED
                                     (Registrant)








Date:      August 11, 1997            /s/ Ludwig Kuttner
      -----------------------------  ------------------------------
                                     Ludwig Kuttner
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)






Date:       August 11, 1997           /s/ Charles W. Clayton
     -----------------------------   ------------------------------
                                     Charles W. Clayton
                                     Vice President, Secretary, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                        Officer)