Form 10-Q
period 1997-09-27
HAMPSHIRE GROUP LTD
filed 1997-11-12
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended September 27, 1997.

                                 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from __________ to ___________.


                          Commission File No. 33-47577


                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                    06-0967107
    ------------------------              -----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of Each Class                     Number of Shares Outstanding
        Of Securities                               November 3, 1997
------------------------------                -----------------------------
Common Stock, $.10 Par Value                           3,878,253

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                               September 27, 1997


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
 Item 1-Financial Statements

        Consolidated Balance Sheet as of September 27, 1997,
        September 28, 1996 and December 31, 1996                              3

        Consolidated Statement of Operations for the three months and
        nine months ended September 27, 1997 and September 28, 1996           5

        Consolidated Statement of Cash Flows for the nine months
        ended September 27, 1997 and September 28, 1996                       6

        Notes to Consolidated Financial Statements                            7

 Item 2-Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9

PART II - OTHER INFORMATION

 Item 1 -  Legal Proceedings                                                 12

 Item 4 -  Submission of Matters to a Vote of Security Holders               12

 Item 6 -  Exhibits and Reports on Form 8-K                                  12

 Signature Page                                                              13


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                     ASSETS

                                                Sept. 27,   Sept. 28,    Dec. 31,
                                                  1997         1996       1996
                                                --------    --------     -------
                                               (unaudited) (unaudited)
Current assets:
  Cash and cash equivalents .............        $   713     $   614     $20,385
  Securities available for sale .........            709         -           303
  Accounts receivable trade - net .......         37,267      33,743      13,101
  Other receivables .....................            914       1,126         412
  Inventories ...........................         33,801      27,433      14,873
  Deferred tax asset - current ..........          1,631         409       1,631
  Other current assets ..................            437         675         401
                                                 -------     -------     -------
    Total current assets .............            75,472      64,000      51,106

Property, plant and equipment - net ........      14,286      13,816      13,596
Long-term investments ......................       3,550         -           200
Deferred tax asset .........................       3,640         962       3,640
Intangible assets - net ....................       2,930       3,943       3,161
Other assets ...............................         107         121         227
                                                 -------     -------     -------
                                                 $99,985     $82,842     $71,930
                                                 =======     =======     =======

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY

                                                 Sept. 27,   Sept. 28,  Dec. 31,
                                                   1997        1996       1996
                                                 --------    --------   -------
                                                (unaudited) (unaudited)
Current liabilities:
  Borrowings under lines of credit ........      $21,370     $15,445
  Current portion of long-term debt .......        2,716       2,397     $ 2,618
  Notes payable to related parties ........          500         375         877
  Accounts payable ........................        6,031       4,832       3,722
  Accrued liabilities .....................       10,430       9,481       6,876
                                                 -------     -------     -------
    Total current liabilities .............       41,047      32,530      14,093

Long-term debt ............................        5,348       7,480       6,643
Notes payable to related parties ..........          250       1,127         625
                                                 -------     -------     -------
    Total liabilities .....................       46,645      41,137      21,361
                                                 -------     -------     -------
Redeemable, convertible preferred stock,
  at redemption value
  Series A ................................        1,550       1,550       1,550
  Series D ................................        1,436       1,744       1,744
                                                 -------     -------     -------
    Total preferred stock .................        2,986       3,294       3,294
                                                 -------     -------     -------
Common stockholders' equity:
  Common stock, 3,933,503, 3,871,321 and
    3,891,503 shares issued and 3,875,269,
    3,821,321 and 3,885,503 outstanding ...          393         387         389
  Additional paid-in capital ..............       23,997      23,605      23,853
  Retained earnings .......................       26,800      15,002      23,111
  Treasury stock ..........................         (836)       (583)        (78)
                                                 -------     -------     -------
    Total common stockholders' equity......       50,354      38,411      47,275
                                                 -------     -------     -------
                                                 $99,985     $82,842     $71,930
                                                 =======     =======     =======

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                          Three months ended   Nine months ended
                                          ------------------   -----------------
                                          Sept. 27, Sept. 28, Sept. 27, Sept. 28,
                                           1997       1996      1997      1996
                                          --------  --------  --------  --------
                                             (unaudited)           (unaudited)
Net sales ...........................     $61,008   $49,593   $106,085   $97,266
Cost of goods sold ..................      47,239    37,534     83,251    76,581
                                          -------   -------   --------   -------
  Gross profit ......................      13,769    12,059     22,834    20,685
Other revenue .......................           6       579          6       904
                                          -------   -------   --------   -------
                                           13,775    12,638     22,840    21,589
Selling, general & administrative
  expenses ..........................       6,964     6,722     16,376    16,308
                                          -------   -------   --------   -------
Income from operations ..............       6,811     5,916      6,464     5,281
Other income (expense):
  Interest expense...................        (566)     (493)      (998)   (1,015)
  Interest income ...................          59         4        300       139
  Miscellaneous .....................          72       (13)        (8)      (32)
                                          -------   -------   --------   -------
Income before income taxes ..........       6,376     5,414      5,758     4,373
Provision for income taxes ..........       1,265       550      1,143       632
                                          -------   -------   --------   -------
Net income ..........................       5,111     4,864      4,615     3,741
Preferred dividend requirements
                                               42        45        128       138
                                          -------   -------   --------   -------
Net income applicable to common stock     $ 5,069   $ 4,819    $ 4,487   $ 3,603
                                          =======   =======   ========   =======

Net income per common share:
  Primary ...........................       $1.21     $1.17      $1.13    $0.93
                                            =====     =====      =====    =====
  Fully diluted .....................       $1.15     $1.10      $1.03    $0.85
                                            =====     =====      =====    =====
Weighted average number
  of shares outstanding:
  Primary ...........................       4,174     4,106      3,963    3,871
                                            =====     =====      =====    =====
  Fully diluted .....................       4,463     4,406      4,473    4,381
                                            =====     =====      =====    =====

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                       Nine months ended
                                                       -----------------
                                                 Sept. 27, 1997   Sept. 28, 1996
                                                 --------------   --------------
                                                           (unaudited)
Cash flows from operating activities:
  Net income ....................................     $ 4,615          $ 3,741
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization ................       2,888            2,855
   Gain on sale of assets........................          (2)              (9)
   Net change in operating assets and liabilities:
     Marketable securities ......................        (406)             -
     Receivables ................................     (24,668)         (17,299)
     Inventories ................................     (18,928)          (8,055)
     Other current assets .......................          84             (372)
     Accounts payable ...........................       2,309               92
     Accrued liabilities ........................       3,557            1,158
     Other                                                -                 22
                                                      -------          -------
     Net cash used in operating activities ......     (30,551)         (17,867)
                                                      -------          -------
Cash flows from investing activities:
  Long-term investment ..........................      (3,350)             -
  Capital expenditures ..........................      (3,412)          (3,027)
  Proceeds from sales of property and equipment            66               10
                                                      -------          -------
     Net cash used in investing activities ......      (6,696)          (3,017)
                                                      -------          -------
Cash flows from financing activities:
  Net borrowings under lines of credit ..........      21,370           15,445
  Proceeds from long-term  borrowings ...........         776              711
  Repayment of long-term debt ...................      (1,973)          (2,051)
  Repayment of related party debt ...............        (752)          (2,248)
  Treasury stock purchased ......................        (808)            (583)
  Proceeds from issuance of common stock ........          90              636
  Redemption of preferred stock .................         -               (308)
  Purchase of stock warrants ....................      (1,000)             -
  Payment of preferred stock dividends ..........        (128)            (138)
                                                      -------          -------
     Net cash provided by financing activities ..      17,575           11,464
                                                      -------          -------
Net decrease in cash and cash equivalents .......     (19,672)          (9,420)
Cash and cash equivalents at beginning of period       20,385           10,034
                                                      -------          -------
Cash and cash equivalents at end of period ......     $   713          $   614
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

Income per common and common equivalent share is computed by dividing net income applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The dilutive effect of stock options and warrants is computed using the treasury stock method.

Income per common share assuming full dilution is computed by dividing net income applicable to common stock, adjusted for dividends accruing on preferred stock, by the sum of the weighted average number of common and dilutive common equivalent shares outstanding during the period determined using the treasury stock method and the number of common shares assumed to have been issued had the convertible preferred stock been converted into common stock as of the beginning of the year.

Certain accounts previously reported have been reclassified to conform to current classifications.

INVENTORIES
-----------
A summary of inventories by component is as follows:

                                                (in thousands)
                                     Sept. 27,     Sept. 28,     Dec. 31,
                                       1997          1996          1996
                                     --------      --------      -------
Finished goods                        $24,079      $18,871       $ 8,767
Work-in-progress                        9,629        8,231         6,063
Raw materials and supplies              4,709        4,690         4,176
                                      -------      -------       -------
                                       38,417       31,792        19,006
 Less - LIFO reserve                   (4,616)      (4,359)       (4,133)
                                      -------      -------       -------
    Net inventories                   $33,801      $27,433       $14,873
                                      =======      =======       =======

REVOLVING CREDIT FACILITY
-------------------------
The Company has renewed its principal credit facility through May 31, 1998.
The credit facility consists of a $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. Advances under the line of credit are limited to the lesser of: (1) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable and (ii) a seasonal adjustment of $6 million during the period from March 1 to October 31.

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

STOCK OPTIONS
-------------
In May 1997, pursuant to the Hampshire Group, Limited 1992 Stock Option Plan, the Company granted to certain key employees options to acquire 50,000 shares of the Company's common stock at a price of $14.50 per share, including the Chief Executive Officer who received non-qualified options to acquire 5,000 shares. The option price was equal to the fair market value as of the date of the grant.

CAPITALIZATION
--------------
As of July 1, 1997, the Company purchased from a former director, for $1 million ($7.534 per share), warrants to purchase 132,728 shares of the Company's common stock with an exercise price of $6.19 per share. Hampshire's common stock closed at $15.375 on July 7, 1997. The Board of Directors has also authorized the Company to purchase from time to time in the open market up to 100,000 shares of its common stock. The Company intends to use 50,000 of such shares for employee benefit programs.

RECENT PRONOUNCEMENTS
---------------------
In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, if this pronouncement had been adopted, basic earnings per share for the third quarters of 1997 and 1996 would have been $1.31 and $1.27, respectively, and for the first nine months of 1997 and 1996 would have been $1.16 and $0.96, and diluted earnings per share for the third quarters of 1997 and 1996 would have been $1.16 and $1.11, respectively, and for the first nine months of 1997 and 1996 would have been $1.03 and $0.86, respectively.

In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gains or losses on available-for-sale securities, that would be considered a component of comprehensive income. SFAS 130 is effective for the Company in 1998. SFAS 131, which is also effective in 1998, requires that public business enterprises report financial and descriptive information about its reportable operating segments using the "management approach." This approach focuses on financial information that an enterprise's management uses to make decisions about operating matters. Management has not yet determined the impact SFAS 131 will have on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SEGMENT DATA

Set forth below are the Company's results of operations by business segment for the periods presented:

                                              (in thousands)
                               Three months ended         Nine months ended
                               ------------------         -----------------
                             Sept. 27,     Sept. 28,     Sept. 27,   Sept. 28,
                               1997          1996          1997        1996
                             --------      --------      --------    --------
Net sales:
  Sweaters                   $53,755       $40,406       $ 88,691      $74,837
  Hosiery                      7,253         9,187         17,394       22,429
                             -------       -------       --------      -------
                             $61,008       $49,593       $106,085      $97,266
                             =======       =======       ========      =======
Gross profit:
  Sweaters                   $12,574       $10,874        $20,346      $17,341
  Hosiery                      1,195         1,185          2,488        3,344
                             -------       -------        -------      -------
                             $13,769       $12,059        $22,834      $20,685
                             =======       =======        =======      =======
Operating profit:
  Sweaters                   $ 7,196       $ 6,452        $ 8,187      $ 6,250
  Hosiery                        361           234             65          623
                             -------       -------        -------      -------
                               7,557         6,686          8,252        6,873
Less - Corporate expenses       (746)         (770)        (1,788)      (1,592)
                             -------       -------        -------      -------
Income from operations       $ 6,811       $ 5,916        $ 6,464      $ 5,281
                             =======       =======        =======      =======

RESULTS OF OPERATIONS

Nine Months Ended September 27, 1997
------------------------------------
Net sales for the nine months ended September 27, 1997 increased 9.1% over the same period of the previous year due to increases in sales of the sweater segment.

Net sales in the sweater segment increased 18.5% over the previous year due to increased sales of imported products sold under the Designers Original Studio and Designers Originals Sport labels and sales of men's sweaters. Of the 18.5%, increases in unit volume accounted for 16.1% and an improved product mix which resulted in higher priced goods accounted for the remaining 2.4%.

Net sales in the hosiery segment for the nine months decreased 22.4% from the previous year, resulting from the loss of a major customer earlier in the year and the continued over-capacity in the hosiery industry. The loss of unit volume accounted for 16.6% of the decrease with a shift in product mix to lower priced goods accounting for the remaining 5.8%.

Gross profit as a percentage of net sales increased by 0.2% for the nine months ended September 27, 1997. In absolute dollars, gross profit increased $2,149,000 to $22,834,000.

Gross profit in the sweater segment increased by $3,005,000 but, as a percentage of net sales, it decreased 0.3%. The percentage reduction is attributable to a shift in mix of goods offset by the efficiencies resulting from higher sales dollars.

Gross profit in the hosiery segment decreased in both absolute dollars and as a percentage of sales to 14.3% from 14.9% for the same period of the previous year. The hosiery segment continues to suffer from the industry-wide pricing pressures which are the result of over-capacity in the industry.

Income from operations for the nine months increased from 5.4% of net sales to 6.1% principally due to improvement in the operating performance of the sweater segment.

Operating income of the sweater segment for the nine months increased 31% over the same period of the previous year, or 9.2% of net sales versus 8.4% for the previous year. The improvement is primarily the result of the economies of scale which accompany the increase in sales volume.

Operating income of the hosiery segment decreased from $623,000 for the first nine months of 1996 to $65,000 for the same period of 1997 as a result of decreased unit volume.

Selling, general and administrative expenses increased $68,000, due primarily to inflation, to $16,376,000 for the first nine months of 1997; but as a percentage of net sales, the expenses decreased to 15.4% versus 16.8% for the previous year.

Three Months Ended September 27, 1997
-------------------------------------
Net sales for the three months ended September 27, 1997 increased 23.0% over the same period of the previous year due to increases of the sweater segment, notwithstanding decreases in the sales of hosiery segment.

Net sales of the sweater segment increased 33.0% over the prior year due to sales increases in both the men's sweater line and the imported novelty lines sold under the Designers Originals Sport and Designers Original Studio labels. Unit volume accounted for 26.9% of the increase with a change in product mix accounting for the remaining 6.1%.

Net sales of the hosiery segment for the three months ended September 27, 1997 decreased 21.1% compared to the same period of the previous year. This decrease is due to the loss of a customer and the inability of the company to replace those sales due to competitive industry pressures. Of the 21.1% decrease, reduction in overall unit volume accounted for 17.0% with the remaining 4.1% relating to a shift in product mix to lower priced goods.

Gross profit for the quarter increased $1,710,000 but as a percentage of net sales, it decreased from 24.3% to 22.6%. This percentage decrease is primarily attributable to a decrease in the sweater segment gross profit.

Sweater segment gross profit decreased, as a percentage of net sales, by 3.5% to 23.4%. The decrease resulted from lower profit margin of the Designers Original and private label sweater lines.

Gross profit in the hosiery segment increased, as a percentage of net sales, by 3.6% to 16.5%. This increase is due primarily to the elimination of low margin sales that were in the sales amount in 1996.

SEASONALITY
-----------
The results of operations for the period are not necessarily indicative of results for the year as a whole. Over two-thirds of sweater sales occur in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the build-up in inventories and accounts receivable, servicing long-term debt, funding capital expenditures for machinery and equipment and investing in 1997 approximately $7.0 million in assets not used in the operation of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term equipment financing.

Net cash used in operations for the nine months ended September 27, 1997 totaled $30,551,000 of which the primary use was to fund inventory and accounts receivable build-ups which reach their peak in the third and fourth quarters.

The net cash provided by financing activities for the nine months was $17,575,000. Besides funding the working capital needs, the primary uses of the funds included capital expenditures of $3,412,000, purchase of long-term investments of $3,350,000 and the repayment of long-term debt of $2,725,000.

The Company currently has in place a credit facility which consist of $20.0 million line of credit and an $8.0 million letters of credit facility, not to exceed $25.0 million in the aggregate. The Company also has two other credit facilities of $5.0 million in the aggregate and a letter of credit facility of $3.0 million. The Company had letter of credit outstanding at September 27, 1997 in the aggregate amount of $3,129,000.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 27, 1997.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

  a) Exhibits

     Exhibit No.                      Description
     -----------  -------------------------------------------------------
     (10)(H)(12)  Amendment No. 3 to Fourth Amended and Restated
                   Loan Agreement between Hampshire Designers, Inc.,
                   The Chase Manhattan Bank and Fleet Bank, N.A.
                   dated June 30, 1997
     (11)         Statement Re Computation of Income Per Share
     (27)         Financial Data Schedule

  b) Reports on Form 8-K filed during the quarter.

There were no reports filed by the Company on Form 8-K during the quarter ended September 27, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAMPSHIRE GROUP, LIMITED
                                           (Registrant)


Date: November 10, 1997                    /s/ Ludwig Kuttner
-------------------------                  ---------------------------
                                           Ludwig Kuttner
                                           President and Chief
                                            Executive Officer
                                          (Principal Executive Officer)



Date: November 10, 1997                    /s/ Charles W. Clayton
-------------------------                  ---------------------------
                                           Charles W. Clayton
                                           Vice President, Secretary, Treasurer
                                            and Chief Financial Officer
                                          (Principal Financial and
                                            Accounting Officer)