Form 10-K
period 1997-12-31
HAMPSHIRE GROUP LTD
filed 1998-03-26
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D C 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997 . or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to_________.

                          Commission File No. 33-47577

                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                          06-0967107
           ----------------------        ---------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (which consist solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 17, 1998, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market System, was approximately $24,900,000. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 1998, the Registrant had outstanding 4,143,343 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Definitive Proxy Statement, relative to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               1997 ANNUAL REPORT
                                Table of Content

                                                                           Page
Part I
        Item  1.   Business                                                   3
        Item  2.   Properties                                                 7
        Item  3.   Legal Proceedings                                          8
        Item  4.   Submission of Matters to a Vote of Security Holders        8

Part II
        Item  5.   Market for the Registrant's Common Equity and
                     Related Stockholder Matters                              8
        Item  6.   Selected Financial Data                                    9
        Item  7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     10
        Item  8.   Financial Statements and Supplementary Data               14
        Item  9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     14

Part III
        Item  10.  Directors and Executive Officers of the Registrant        15
        Item  11.  Executive Compensation                                    15
        Item  12.  Security Ownership of Certain Beneficial Owners
                     and Management                                          15
        Item  13.  Certain Relationships and Related Transactions            15

Part IV
        Item  14.  Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                     16

Signature Page                                                               19

Consolidated Financial Statements                                           F-1

Financial Statement Schedules                                              F-22

Quarterly Financial and Stock Data                                         F-28

          "Cautionary Disclosure Regarding Forward-Looking Statements"

When used in this document in general and in the Outlook Section of Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's other filings under the Securities Exchange Act of 1934.


                                     PART I
                                     ------
ITEM 1 - BUSINESS

GENERAL
-------
Hampshire Group, Limited ("Hampshire Group" or the "Company") operates three business segments - sweaters, hosiery and investments. Hampshire Designers, Inc. is the largest manufacturer of sweaters in North America and is a manufacturer of hosiery and other legwear. Hampshire Investments, Limited was organized in March 1997, for the purpose of making long-term, diversified investments.

Information with respect to sales, operating income and identifiable assets attributable to the business segments appears in Management's Discussion and Analysis of Financial Condition commencing on Page 10 hereof.

Hampshire Group, through a predecessor firm, has been engaged in the manufacture of hosiery since 1917 and of sweaters since 1956. On June 24, 1992, the Company had an initial public offering of one million shares of its common stock.

STRENGTHS AND STRATEGY
----------------------
The Company's primary strength is its ability to design, develop, manufacture and deliver quality products within a given price range, while providing superior levels of customer service.

The Company's products are designed and developed in several ways depending on the type of product. In the branded business, the products first are designed through the Company's experienced design team incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are then further refined in collaboration with the manufacturing sector, resulting in a high-quality product that can be manufactured to meet certain price points. In the private-label side of the business, the products are designed in a collaborative process with the customers to ensure that the needs of the customers are being satisfied.

The quality of these garments is ensured in a variety of ways. For those goods produced in the Company's own facilities, each garment is manufactured using only superior quality yarns and must undergo a rigorous quality assurance program. For goods that are sourced outside the Company, several techniques are utilized. In some instances, multi-staged inspection processes, including direct field audits, are employed by the Company's employees to ensure the quality demands of our customers are being met. In others, the Company utilizes both sourcing agents and inspection agencies to obtain the assurances that those goods manufactured outside meet the same standards applied to the goods produced "in-house".

The Company provides superior customer service from its domestic distribution facilities through the Company's Quick Response program and an Electronic Data Interchange ("EDI") system that links the Company's computers electronically to those of many of its major customers. By helping retailers reduce inventory carrying costs through the centralized location of its distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an important service to its customers.

The Company is a leading supplier in the women's sweater moderate-price category. The Company has expanded into higher-priced segments of both the women's and men's sweater market. The Company, in addition to being the largest sweater manufacturer in North America, has developed world-wide sweater sourcing capabilities.

The acquisition of San Francisco Knitworks, Inc. ("SFK") and Segue, Limited ("Segue") expanded the Company's business into women's better sweater market. Segue also provides worldwide sourcing of manufacturing for sweaters. The acquisition of Winona Knitting Mills expanded the sweater business by providing a strong customer base in the men's sweater market. The Company's men's sweater business will be further expanded beginning in 1998 by the acquisition of licenses to produce sweaters under brands covering the entire range of men's sweaters sold by department stores.

The hosiery segment strategy consists of producing a limited number of high volume customized styles and increasing its share of the specialty market including tights and cotton tights for children.

SWEATER OPERATIONS
------------------
The Company is the largest manufacturer of sweaters in North America. This business consists of Designers Originals branded sweaters and private-label women's sweaters, novelty imported women's sweaters, designer-branded women's sweaters and men's private-label and branded sweaters.

With the expansion of the import program of Segue and the addition of the licenses for the designer branded men's sweaters, management believes that 1998 sales will consist of approximately 50% women's and 50% men's sweaters; and approximately 50% self manufactured and 50% outsourced. This mix allows the Company to supply the needs of its customers at a number of price levels.

Designers Originals
-------------------
Designers Originals sweaters, which generally sell in the $30-$40 range, are full-fashion (knit-to-body shape) and dyed slowly in an open vat process. Most are made of the Company's branded, cashmere-like acrylic yarn called Luxelon and are styled mainly in classic designs which have changed little since first introduced.

Designers Originals sweaters are sold in the moderate- price women's market, but possess manufacturing details usually found only on more expensive sweaters. Sales are strong because of the demand for classic-styled sweaters. The Company has historical relationships with many of its 1,600 customers which include department stores such as J C Penney, Dillard's Department Stores, May Company, Federated Department Stores and specialty stores. The sweaters are sold by two employees and twelve independent sales representatives in the United States with senior management participating in the presentations to the larger accounts. The Company also meets with customers during the ten market weeks conducted in the apparel industry each year.

The Company manufactures the Designers Originals sweaters. This affords the Company flexibility in the production planning process. The Company maintains rigorous quality control in order to satisfy the strict standards required by its customers. Quality control consists of light inspection by photospectrometer of each dye lot for shade consistency and lamp examination of all sweaters after assembly for knitting defects. In addition, there are three full inspections of all sweaters - after dying, after finishing, and during folding and packaging.

The Company utilizes Quick Response automatic reordering through EDI for many of its customers. Because of the consistent demand for its products, the Company is able to maintain a sizable finished goods inventory which, when combined with the fast turnaround time for manufacturing, allows the Company to fill most reorders in 72 hours.

Private-Label
-------------
The Company's private-label sweaters are designed in collaboration with customers and are produced to desired specifications for sale under labels of a number of retailers and apparel companies. These sweaters consist primarily of full-fashion cotton sweaters manufactured domestically in the Company's facilities in Virginia, California and Puerto Rico, utilizing the same processes employed for manufacture of the branded Designers Originals sweaters. The Company maintains the high quality standards required by its private-label customers including Lands' End, Lord & Taylor and Sears.

Novelty Import Line
-------------------
The Company, through Segue's international sourcing capability, designs and imports patterned and novelty sweaters for sale primarily in the women's moderate-price market. These products are sold under several brand names including Designers Originals Studio, Designers Originals Sport, and Moving Bleu.

Designer-Branded Women's Line
-----------------------------
The Company has the exclusive right to market products designed by Mary Jane Marcasiano which bears the Marcasiano label. Ms. Marcasiano designs fashionable classic sweaters of exceptional quality which sell to the designer, bridge and better markets. She works closely with her customers, including prestigious boutiques, department stores and catalogs to develop specific products for their customers. Major customers include Saks Fifth Avenue, Neiman Marcus, Bergdorf Goodman and Nordstroms.

The sweaters are manufactured by the Company, by domestic contractors and by contractors in Southeast Asia obtained by the Company's import business.

Men's Branded and Private-Label Line
------------------------------------
In October 1995, the Company acquired Winona Knitting Mills, which has manufactured branded and private-label men's sweaters since 1943.

Approximately 60% of the men's sweaters are manufactured in the Company's facilities in Winona, Minnesota and the remaining sweaters are produced by contractors.

The sweaters, made from natural fibers including wool and cotton, are sold primarily under private-labels for retailers and apparel companies including Eddie Bauer, Lands' End, L.L. Bean and Woolrich. The branded men's line, including American Portrait, Berwick, The Lake Harmony Rowing Club and Landscape, are sold to retailers including Dillard's Department Stores, Federated Department Stores and J C Penney.

Men's Designer Branded Lines
----------------------------
The Company has acquired the following licenses, effective January 1, 1998, to produce and market men's sweaters: Jantzen, which the Company believes to be the number one men's sweater brand in the country, Geoffrey Beene, Ron Chereskin and Robert Stock. These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments of our customers. The majority of the sweaters will be produced by contractors.

The sweaters will be sold to large department stores and specialty stores in the United States. Major customers will include Federated Department Stores, May Company, J C Penney, Mercantile Stores, Belks and Sears. The sweaters will be sold by two employees and five independent representatives.

Competition
-----------
The sweater industry competition is based on price, quality and service. While the Company faces competition from a large number of sweater manufacturers located in the United States, its primary competition comes from manufacturers located in Southeast Asia.

The foreign competitors benefit from production cost advantages which are offset in part by United States import quota and tariff protection. The Company competes with the Southeast Asian suppliers by providing superior service based on domestic manufacturing. The Company sources sweaters both in Southeast Asia and in Mexico.

HOSIERY OPERATIONS
------------------
The hosiery industry is highly competitive and is dominated by two major competitors. Hampshire Hosiery provides customized private-label hosiery and tights programs for chains and mass merchandisers and selected department store customers. Hampshire Hosiery sells a limited number of high-volume styles utilizing its manufacturing facilities in North Carolina and foreign contractors.

The hosiery business provides a high level of quality and service through the use of state-of-the-art machinery including electronically controlled knitting machines, automated assembly machines, computerized color assurance machines and automated packaging machines. In addition, the use of electronic data processing utilizing EDI reduces the inventory required to be carried by its customers.

Hampshire Hosiery sells its hosiery and tights to customers in the United States including Kids "R" Us, Nordstroms, Loehmann's Department Stores and Casual Corner. The hosiery is sold by eight employees located in the Company's showrooms in New York and other sales locations throughout the United States.

The Company also sells niche products including cotton tights, Diahann Carrol and Charles Jourdan branded hosiery products and athletic socks.

INVESTMENT OPERATIONS
---------------------
Hampshire Investments, Limited ("Hampshire Investments") was created by the Company for the purpose of implementing its strategy to use a portion of its financial resources to invest in diversified businesses which are not necessarily owned solely by the Company. The investment objective of Hampshire Investments is to make a substantial contribution to the earnings of the Company in the long term.

In 1997, Hampshire Investments invested approximately $8 million in such businesses and expects to invest an additional $10 million in 1998. The investments were made in publicly traded apparel and textile businesses, in entertainment, industrial and service businesses, some of which are not publicly traded, and in real property, for development and rental income. Some of the real property is owned solely by Hampshire Investments.

It is the intention of Hampshire Investments to concentrate future investments in businesses in which either substantial influence or control may be exercised.

Ludwig Kuttner, Chairman and Chief Executive Officer of the Company, who has privately invested both in diversified operating businesses and in real property developments over the past 25 years, actively participates in the investment decisions of Hampshire Investments.

SEASONALITY
-----------
Sweaters: Although the Company sells sweaters throughout the year, the sweater business is highly seasonal, with approximately 75% of sales occurring during the fall and winter months.

Hosiery: The hosiery business is not seasonal; although, hosiery sales increase slightly in the fall and winter months.

BACKLOG
-------
Sweaters: The sales order backlog for the sweater segment was approximately $42.8 million as of March 2, 1998, compared with approximately $38.5 as of March 7, 1997. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

Hosiery: Hampshire Hosiery receives orders throughout the year. Approximately 90% of the hosiery orders are received by EDI with about one-half being shipped in two to five days and the remaining one-half being shipped the next week after receipt of order. As a result, Hampshire Hosiery has no significant sales order backlog.

TRADEMARKS
----------
All significant trademarks of the Company are registered and the Company considers its trademarks to have value in the marketing of its products.

ELECTRONIC INFORMATION SYSTEMS
------------------------------
In order to schedule manufacturing, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of EDI applications. Approximately 60% of all orders are received electronically. These orders are automatically generated by the customers' computer systems based on their inventory levels. The Company's advance ship notices and invoices are sent to customers electronically, which results in the updating of the inventory systems of the customers.

CUSTOMER CONCENTRATION
----------------------
One customer accounted for approximately 19% and 14% of consolidated sales for 1997 and 1996, respectively. The Company's five largest sweater customers and five largest hosiery customers accounted for approximately 41% and 7%, respectively, of the Company's total consolidated sales in 1997, compared with 39% and 12% in 1996.

CREDIT AND COLLECTIONS
----------------------
The Company manages its credit and collection functions on a consolidated basis by evaluating, approving and monitoring the credit lines of its customers. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The Company believes that its credit and collection management has been a significant factor in maximizing sales opportunities while minimizing bad debt losses.

EMPLOYEES
---------
As of March 2, 1998, the Company had approximately 2,500 full-time employees and 45 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for the hourly employees of San Francisco Knitworks, Inc. The UNITE Labor Union represents approximately 110 such employees under an agreement expiring in May 1998.

GOVERNMENTAL REGULATION
-----------------------
The Company's business is subject to regulation by federal, state and local governmental agencies dealing with the protection of the environment. Certain of these regulations, which include provisions regulating air quality, water quality, disposal of waste products and employee safety, are technical in nature and require extensive controls to assure compliance with their provisions. The Company believes that it has operated, and intends to continue to operate, in full compliance with these regulations.

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

The General Agreement on Trade and Tariffs ("GATT") was approved in 1994 by the United States and 140 foreign countries. This Agreement, over time, gradually reduces tariffs and expands quotas between member countries. The profitability of the sweater business could be adversely affected if the quotas and tariffs were substantially reduced or eliminated.

The North American Free Trade Agreement ("NAFTA"), approved in 1993 by the United States, Canada and Mexico, will, over time, eliminate quota and tariffs among these three countries. Management is positioning the Company to benefit from NAFTA.

ITEM 2 - PROPERTIES

The Company leases its Anderson, South Carolina corporate offices and its New York sales offices. Hampshire Designers, San Francisco Knitworks and Winona Knitting Mills lease all of their sweater manufacturing and distribution facilities. Hampshire Hosiery owns its manufacturing and distribution facilities and Hampshire Brands owns its distribution facility.

The Company believes that all of its properties are well maintained, in good condition and are generally suitable for their intended use. The Company's principally owned and leased properties are described in the table below.

                                                          Square      Lease
             Property                                     Footage  Expiration(1)
--------------------------------------------------        -------  ------------
Corporate Offices-Anderson, South Carolina                10,500     04/30/06
Sales Office-New York, New York                           24,000     08/31/11
Hampshire Designers:
  Distribution Facility-Anderson, South Carolina          57,000     04/30/01
  Knitting and Finishing Plant-Chilhowie, Virginia        92,500     08/30/08
  Knitting Plant-Quebradillas, Puerto Rico               193,200     06/30/02
  Finishing Plant-Quebradillas, Puerto Rico               23,050     06/30/06
Hampshire Brands:
  Distribution Facility-Winona, Minnesota                 36,000     Owned
Hampshire Hosiery:
  Knitting and Sewing Plant-Spruce Pine, North Carolina   37,000     Owned
  Finishing Plan and Distribution Facility-
    Spruce Pine, North Carolina                          132,700     Owned
San Francisco Knitworks:
  Manufacturing Plant-San Francisco, California           27,500     08/01/06
Winona Knitting Mills:
  Knitting and Finishing Plant-Winona, Minnesota         110,000     06/01/07
  Sewing Plant-La Crescent, Minnesota                     15,600     10/31/09

(1) Assuming the exercise of all options to renew.

ITEM 3 - LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company's management believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ National Market System ("NASDAQ") under the symbol "HAMP". The quarterly high and low bid quotations on NASDAQ for 1997 and 1996 are presented on Page F-28 of this Annual Report on Form 10-K. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The approximate number of stockholders of record on March 17, 1998 was 990.

The Company has not declared any dividends with respect to its Common Stock, subsequent to the effective date of its initial public offering, June 24, 1992. Any determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Senior Note Agreement, which is expected to be closed in April 1998, will contain covenants placing limitations on "restricted payments" which includes payment of cash dividends See Note 17 to the consolidated financial statements.

ITEM 6 - SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
(in thousands, except per share data)

YEAR ENDED DECEMBER 31,               1997      1996    1995(1)    1994    1993
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales                          $164,428  $148,305  $112,450  $83,595 $93,843
Cost of goods                       127,631   114,475    85,553   63,925  74,884
                                   ---------------------------------------------
Gross profit                         36,797    33,830    26,897   19,670  18,959
Commission revenue                      -         942     1,357      -       -
                                   ---------------------------------------------
                                     36,797    34,772    28,254   19,670  18,959
Selling, general & admin expenses    24,170    23,691    20,464   12,486  15,158
                                   ---------------------------------------------
                                     12,627    11,081     7,790    7,184   3,801
Hosiery restructuring
  gain (provision)                      -         -         -        818  (7,500)
                                   ---------------------------------------------
Income (loss) from operations        12,627    11,081     7,790    8,002  (3,699)
Other income (expense):
  Interest income                       320       216       310       39     -
  Interest expense                   (1,343)   (1,319)     (944)    (797) (1,089)
  Other                                 (98)      (82)      312      254    (324)
                                   ---------------------------------------------
Income (loss) before income taxes    11,506     9,896     7,468    7,498  (5,112)
Income tax (provision) benefit:
  Current                            (2,700)   (1,900)   (1,028)  (1,109)   (500)
  Deferred                              200     3,900       278      109     -
                                   ---------------------------------------------
Net income (loss)                   $ 9,006   $11,896   $ 6,718  $ 6,498 ($5,612)
                                   ---------------------------------------------
Net income (loss) applicable
  to common stock                   $ 8,839   $11,712   $ 6,577  $ 6,375 ($4,435)
                                   =============================================

Net income (loss) per share-basic     $2.29     $3.10     $1.85    $1.81  ($1.33)
                                   ---------------------------------------------
Net income (loss) per share-diluted   $2.02     $2.72     $1.68    $1.73  ($1.33)
                                   ---------------------------------------------

--------------------------------------------------------------------------------
DECEMBER 31,                           1997      1996    1995(1)    1994    1993
--------------------------------------------------------------------------------
BALANCE SHEET DATA
Cash and cash equivalents           $12,003   $20,385   $10,034  $10,712 $ 2,433
Working capital                      36,303    37,220    29,675   22,349  15,344
Total assets                         80,585    71,930    66,438   42,966  41,132
                                   ---------------------------------------------
Long-term debt (less current portion)
  and redeemable preferred stock      7,166    10,869    13,817    7,270   6,223
Total debt (2)                       10,577    14,364    18,569    8,860   8,782
Common stockholders'equity (3)       57,710    47,275    34,755   25,863  18,489
                                   ---------------------------------------------
Book value per share                 $13.96    $12.17     $9.21    $7.47   $5.57
                                   ---------------------------------------------


(1) Includes the results of operations of Winona Knitting Mills from October 11, 1995
(2) Includes long-term debt, current portion thereof, borrowings under lines of credit, related party debt and redeemable preferred stock
(3) There were no cash dividends declared on common stock during any of the periods presented above


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information with respect to the segments of the Company's business - Sweaters, Hosiery and Investments.

RESULTS OF OPERATIONS OF COMPANY SEGMENTS

Year ended December 31, (in thousands)             1997       1996      1995
--------------------------------------------------------------------------------
Net sales                     Sweaters          $140,807   $117,575   $84,924
                              Hosiery             23,621     30,730    27,526
                                                --------------------------------
                                                 164,428    148,305   112,450
--------------------------------------------------------------------------------
Gross profit                  Sweaters            33,081     29,180    22,763
                              Hosiery              3,716      4,650     4,134
                                                --------------------------------
                                                  36,797     33,830    26,897
--------------------------------------------------------------------------------
Commission revenue            Sweaters               -          942     1,357
--------------------------------------------------------------------------------
Selling, general and          Sweaters            18,350     17,040    14,727
  administrative expenses     Hosiery              3,114      3,530     3,603
                              Corporate            2,706      2,454     2,134
                                                --------------------------------
                                                  24,170     23,024    20,464
--------------------------------------------------------------------------------
Operating profit              Sweaters            14,731     12,415     9,393
                              Hosiery                602      1,120       531
                              Corporate           (2,706)    (2,454)   (2,134)
                                                --------------------------------
Income from operations                            12,627     11,081     7,790
Interest income                                      320        216       310
Interest expense                                  (1,343)    (1,319)     (944)
Other income (expense)                               (98)       (82)      312
Income before income taxes                       $11,506    $ 9,896   $ 7,468
--------------------------------------------------------------------------------
Depreciation and amortization Sweater             $3,459     $3,445    $2,556
                              Hosiery                459        408       451
                              Investments             21        -         -
                              Corporate               28         26        25
                                                 -------------------------------
                                                  $3,967     $3,879    $3,032
--------------------------------------------------------------------------------
Capital expenditures          Sweaters            $4,346     $2,829    $2,824
                              Hosiery                816        837       108
                              Corporate               54         18         3
                                                 -------------------------------
                                                  $5,216     $3,684    $2,935
--------------------------------------------------------------------------------
Identifiable assets           Sweaters           $49,778    $41,277   $48,270
                              Hosiery              7,131      8,455     9,341
                              Investments          8,290        -         -
                              Corporate           15,386     22,198     8,827
                                                 -------------------------------
                                                 $80,585    $71,930   $66,438
--------------------------------------------------------------------------------


The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

YEAR ENDED DECEMBER 31,                              1997      1996      1995
-------------------------------------------------------------------------------
Net sales                          Sweaters          85.6%     79.3%     75.5%
                                   Hosiery           14.4      20.7      24.5
                                                  -----------------------------
                                   Consolidated     100.0     100.0     100.0
-------------------------------------------------------------------------------
Gross profit                       Sweaters          23.5      24.8      26.8
                                   Hosiery           15.7      15.1      15.0
                                                  -----------------------------
                                   Consolidated      22.4      22.8      23.9
-------------------------------------------------------------------------------
Commission revenue                 Sweaters           -         0.8       1.6
-------------------------------------------------------------------------------
Selling, general & administrative  Consolidated      14.7      16.0      18.2
-------------------------------------------------------------------------------
Operating profit                   Consolidated       7.7%      7.5%      6.9%
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

1997 Compared To 1996
---------------------
The consolidated net income of the Company was $9,006,000 or $2.02 per share on a diluted basis. This represents an increase of $1,010,000 or 12.6% when compared with the $7,996,000 or $1.83 per share earned in the prior year, excluding the $3,900,000 deferred tax benefit or $0.89 per share recorded in 1996.

Consolidated net sales of the Company increased 10.9% to $164,428,000 from $148,305,000 in 1996. The increase in sales was attributable to the sweater segment.

Net sales of the sweater segment increased 19.8% to $140,807,000, as compared to $117,575,000 in 1996. The increased sales consists primarily of the imported products sold under the Designers Original Studio and Designers Originals Sport labels and men's sweaters. Of the 19.8% overall increase, growth in unit volume accounted for 19.3% while the changes in product mix to higher priced goods accounted for 0.5%.

Net sales of the hosiery segment declined to $23,621,000 due to the loss of a major customer. The customer loss was partially offset by the addition of two new customers who accounted for over 10% of the sales and increased sales to other customers. Unit volume for the year decreased 13% while a shift in mix to lower priced goods resulted in a decrease in the average selling price of 10.1%.

Consolidated gross profit of the Company increased $2,967,000 or 8.8%, but as a percentage of net sales, the gross margin decreased by 0.4% to 22.4%. The decrease resulted from lower gross profit percentage of the sweater segment.


The sweater segment gross profit as a percentage of sales decreased by 1.4%, resulting from several factors. First, a decrease in sales of Designers Original sweaters resulted in lower favorable volume variances versus the prior year. Second, greater than expected close-out volume in the imported, novelty sweater line resulted in lower margins, as a percentage of sales, than in prior years. This overall decrease was partially offset by higher gross profits, as a percentage of net sales, in men's sweaters resulting from having the efficiencies of the consolidated manufacturing facilities.

Gross profit in the hosiery segment increased, as a percentage of net sales, by 0.6% from the prior year. The increase, which was accomplished in spite of a 23.1% decrease in sales, resulted from blending domestic production with lower cost imported products.

In prior years, a subsidiary of the Company acted as agent for certain of its customers in arranging for the sourcing and importation of sweaters and received commissions. Commencing in 1997, management decided to source and import the products as a principal.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased by 0.8% for 1997 compared to 1996, excluding the write-off of impaired goodwill of $667,000 with respect to San Francisco Knitworks, which occurred in 1996. The sweater segment was the leading contributor to the decrease with a 1.5% decrease from 14.5% in 1996 to 13.0% in 1997, principally due to the increase in volume spreading the fixed cost over a larger base of sales.

Income from operations increased 14% to $12,627,000. The increase in the sweater segment was 18.7%.

The provision for income taxes net increased to $2,500,000 in 1997 compared with $1,900,000 in 1996, excluding the $3.9 million adjustment to the Company's deferred asset account. The 2.5% increase in effective tax rate from 19.2% in 1996 to 21.7% for 1997 is primarily the result of a larger percentage of taxable income being generated in the United States.

Certain net operating loss carryforwards ("NOL") are available to the Company to offset future taxable income. Subject to certain restrictions resulting from the sale of the Company's stock during its initial public offering, approximately $1.7 million of the NOL carryforwards are available for use in any single tax year plus any credit unused from a previous year.

The Company, through its Puerto Rican subsidiary, has made an election under
Section 936 of the Internal Revenue Code pursuant to which the subsidiary's earnings are exempt from federal regular income taxes. This election has had the effect of generating deferred tax assets in the form of alternative minimum tax credit ("AMT") carryforwards for the Company for which an offsetting valuation allowance was recorded. Due to the repeal of Section 936 and phase-out of its provision by the year 2005, management has determined that it is "more likely than not" that the Company will realize the full amount of the deferred tax assets relating to the AMT credit carryforwards and therefore no valuation allowance is required for such carryforwards.

Substantially all of the income of the Company's Puerto Rican operations are effectively exempt from Puerto Rican income taxes which reduces the Company's effective income tax rate as more fully described in Note 11 to the consolidated financial statements.

1996 Compared To 1995
---------------------
In 1996, the consolidated net income of the Company, excluding the net tax benefit of $3.9 million, was $7,996,000 or $1.83 per share on a diluted basis. This represented an increase of $1,278,000 or 19% when compared with the $6,718,000 or $1.68 per share earned in 1995. Including the deferred tax benefit, the net income of the Company was $11,896,000 or $2.72 per share. The consolidated net sales of the Company increased 31.9% to $148,305,000 in 1996 as a result of increased sales in both segments of the business.

In 1996, net sales for the sweater segment increased 38.4% to $117,575,000. Approximately 60% of this increase is attributable to sales in the men's division, which was acquired in October 1995. Sales of the pre-acquisition sweater business increased by 16.8%.

Net sales of the hosiery segment increased by $3,204,000 or 11.6% in 1996 as higher sales volume was offset by a shift in mix to lower priced items. Sales volume increased by 16.8% with higher volume in the tights business accounting for approximately 40% of the increase. A shift in product mix to lower priced goods resulted in a decrease in average selling price of 3.2%.

Consolidated gross profit of the Company for 1996 increased 25.8% to $33,830,000 compared to $26,897,000 the previous year. As a percentage of net sales, however, gross profit decreased to 22.8% verses 23.9% for 1995. This overall decrease as a percentage of sales is attributable to the decrease in the sweater segment's gross profit percentage.

Sweater segment gross profit increased $6,417,000 for 1996, and was 24.8% of net sales compared to 26.8% for the prior year. The men's sweater business had an adverse impact on overall segment gross profit, resulting primarily to the expense of consolidating the manufacturing facilities and costs attributable to introducing the branded men's sweater business.

Hosiery segment gross profit increased by $516,000 but, as a percentage of net sales, increased only 0.1% compared to 1995. This limited increase reflects the intense price competition within the industry.

A subsidiary of the Company received commission revenue as agent for certain of its customers in arranging for the sourcing and importation of sweaters through independent manufacturers in the Far East. The commission revenue totaled $942,000 and $1,357,000 in 1996 and 1995, respectively.

Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased by 2.2% for 1996. Included in the 1996 amount is a $667,000 charge against income for the recognition of the impairment of goodwill of San Francisco Knitworks in accordance with SFAS 121 as more fully explained in Note 8 to the consolidated financial statements.

Income from operations increased $3,291,000 in 1996 to $11,081,000. As a percentage of net sales, income from operations increased to 7.5% from 6.9% in 1995. The sweater segment accounted for the majority of the increase.

A provision for current income taxes of $1,900,000 was recorded in 1996 compared with $1,028,000 in 1995. The provision included U.S. federal alternative minimum taxes (AMT), state income taxes where applicable and income taxes on the taxable earnings of the Puerto Rican subsidiary. This provision, however, was offset by a credit of $3,900,000, or $0.89 per share, relating to an adjustment of the Company's deferred tax asset.

At December 31, 1996, the Company recorded deferred tax assets of $5,271,000, net of a valuation allowance of $1,869,000. At December 31, 1995, the deferred tax assets totaled $1,371,000, net of a valuation allowance of $6,487,000. The benefit associated with the decrease in the valuation allowance is a result of both the utilization of deferred tax assets for which a valuation allowance was previously provided and management's determination of the amount of deferred tax benefits of net operating loss (NOL) carryforwards and AMT credit carryforwards which are "more likely than not" to be realized.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company relate to funding working capital for current operations (primarily funding the buildup in inventories and accounts receivable which reach their maximum seasonal requirements in the third quarter), servicing long-term debt, funding capital expenditures for the improvement and replacement of machinery and equipment and other investments made from time to time by Hampshire Investments. The primary resources to meet the liquidity and capital requirements include funds generated by operations, long-term equipment financing, revolving credit lines and other long-term financing.

The Company ended 1997 with cash and cash equivalents totaling $12,003,000, down $8,382,000 from December 31, 1996. Net cash was impacted by a $3,855,000 increase in inventory and a $3,161,000 increase in accounts receivable from 1996. Inventory levels were higher in part due to the carrying requirements associated with projected first quarter 1998 sales and in part due to the low levels of inventory carried at the end of 1996. Accounts receivable increases are attributable to the customers requesting shipments of goods later in the year in order to minimize their carrying costs. This has the effect of pushing shipments to later in the year, which in turn moves the due date into the subsequent period.

Net cash used to fund capital expenditures and Hampshire Investments totaled $13,443,000. It is the Company's policy to generally reinvest an amount approximating current year depreciation charges in improving and replacing machinery and equipment and operating facilities. In addition, in 1997 the company incurred approximately $1,800,000 in capital expenditures associated with the start-up of the new Hampshire Brands division ("Brands"). Hampshire Investments invested $8 million in 1997. The investments were in publicly traded apparel and textile businesses, in entertainment, industrial and service businesses, some of which are not publicly traded, and in real property, for development and rental income. Some of the real property is owned solely by Hampshire Investments.

The Board of Directors of the Company has authorized management to purchase from time-to-time in the open market up to 140,000 shares of its common stock. The Company intends to use approximately 50% of such shares for employee benefit programs.

The Company has a principal credit facility which expires May 31, 1998. The credit facility consists of $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. Advances under the line of credit are limited to the lesser of: (1) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable and
(ii) a seasonal adjustment of $6 million during the period from March 1 to October 31.

Loans under the facility bear interest at the bank's prime rate or, at the option of the company, a fixed rate for a fixed term. The loans are secured by the trade accounts receivable of Hampshire Designers and are guaranteed by Hampshire Group, Limited. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

The Company has received a commitment from several banks for a revolving credit facility to accommodate its short-term financing needs. Advances under the new facility will be limited to 85% of eligible accounts receivable, plus a seasonal over-advance from March through October, not to exceed $42 million at any time. The line will be secured by the receivables and common stock of all subsidiaries of the Companies except Hampshire Investments.

The Company also has other credit facilities which in the aggregate allow the Company to borrow an additional $8 million of which $3.5 million is limited to use for international letters of credit. The maximum amount outstanding under all lines of credit during 1997 was $23,920,000 and the average amount outstanding was approximately $7,078,000.

The Company has also received a commitment from two insurance companies for a term loan ("Senior Note") of $15 million at 7.05% with repayment terms of seven equal annual installments commencing January 2002. Interest shall be payable semi-annually and the loan shall be secured pari passu with the Company's bank revolving credit facility. The Senior Note is expected to be delivered in April 1998.

Management believes that cash flow from operations, available borrowings under the credit facilities and available borrowing under the Senior Note will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

YEAR 2000 COMPLIANCE
--------------------
In March 1996, the Company began converting its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). At December 31, 1997, approximately 75 percent of the Company's systems were compliant, with all systems expected to be compliant by mid-year 1999.

The Company was in process of replacing the systems at two of its operating divisions; therefore, the new software did not require modification. Secondly, some of the operating software is under maintenance agreements and updated versions of such operating systems have been received.

The total cost of the project is estimated to be $500,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes as incurred. As of December 31, 1997, the project is approximately 50% completed.

OUTLOOK
-------
The Company has experienced substantial growth in net sales over the past few years, and anticipates a similar increase in 1998. The growth in sales is attributable to the acquisition and business development strategy of the sweater segment. The Company does not expect a similar increase in net income. The sale of sweaters under the Jantzen, Geoffrey Beene, Robert Stock and Ron Chereskin brands is expected to add in excess of $20 million in 1998. The Company expects the costs associated with the integration of the branded sweaters will reduce the contribution of such sales to the sweater segment income in 1998.

The Company continues to believe that a primary reason for its success in recent years has been its ability to offer new products and the highest level of quality and services through its domestic manufacturing and its ability to be an in-stock resource for its customers. Management is committed to continuing to offer such quality and services to its customers. Management is also very cognizant of the pricing pressures within the market which could adversely effect earnings of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be presented in this Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure in 1997.

                                    PART III

Certain information required to be presented in this Part III of this Annual Report on Form 10-K is omitted in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year and is incorporated herein by reference thereto.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required to be presented in this Item 10 is incorporated herein by reference to the Company's 1998 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

The information concerning executive compensation required to be presented in this Item 11 is incorporated herein by reference to the Company's 1998 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management required to be presented in this Item 12 is incorporated herein by reference to the Company's 1998 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in this Item 13 is incorporated herein by reference to the Company's 1998 Proxy Statement.

                                     PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The  following documents are filed as part of this Annual Report on Form
10-K.

(1) Financial Statements

(2) Financial Statement Schedules

    The financial statements and financial statement schedules are listed on the Index to the Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K. All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, or they are not applicable.

(3) Exhibits:
    Exhibit No.                Description                              Footnote
    -----------  -----------------------------------------------        --------
                 EXHIBITS INCORPORATED BY REFERENCES:
    (10)(H)(10)  Fourth Amended and Restated loan Agreement between
                 Hampshire Designers, Inc. and NatWest Bank N.A.
                 dated as of March 31, 1996                                 1
    (10)(H)(11)  Amendment Number Two to Fourth Amended and Restated
                 Loan Agreement between Hampshire Designers, Inc.,
                 The Chase Manhattan Bank and Fleet Bank dated
                 June 1, 1997                                               2
    (10)(H)(12)  Amendment Number Three to Fourth Amended and Restated
                 Loan Agreement between Hampshire Designers, Inc.,
                 The Chase Manhattan Bank and Fleet Bank, N.A. dated
                 June 30, 1997                                              3
    (10)(L)(1)   Industrial Tax Exemption between Glamourette Fashion
                 Mills, Inc. and the Commonwealth of Puerto Rico,
                 Office of Industrial Tax Exemption, dated
                 September 17, 1996                                         1
    (10)(P)(1)   Revolving Line of Credit Agreement between Banco Popular
                 and Glamourette Fashion Mills, Inc. dated May 23, 1996.    1
    (10)(P)(2)   First Amendment to Financing Agreement between Banco
                 Popular and Glamourette Fashion Mills, Inc. dated
                 September 16, 1996.                                        1
    (10)(S)      Revolving Line of Credit Agreement between Merchants
                 National Bank and Hampshire Group, Limited
                 dated April 1, 1996.                                       1
    (10)(T)      Amendment to Credit Agreement between MTB Bank and
                 Segue (America) Limited dated June 19, 1996.               1
-------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's 1996 Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for June 28, 1997.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for September 27, 1997.

                 EXHIBITS FILED HEREWITH:
    (3)(A)       Restated Certificate of Incorporation of Hampshire
                 Group, Limited
    (3)(A)(1) Certificate of Amendment to the Certificate of Incorporation of Hampshire Group, Limited
    (3)(A)(2)    Amended and Restated By-Laws of Hampshire Group, Limited
    (3)(B)(2) Agreement of Merger between Hampshire Hosiery, Inc. and Hampshire Designers, Inc. dated June 26, 1995
    (3)(B)(3) Agreement of Merger between Segue (America) Limited and H.G. Knitwear, Inc. dated December 26, 1995
    (3)(B)(4) Agreement and Plan of Merger among Hampshire Group, Limited, The Winona Knitting Mills, Inc. and Pete and Joyce Woodworth dated June 5, 1995
    (3)(B)(5) Asset Purchase Agreement among Segue (America) Limited, Segue, Ltd. and Neil Friedman dated February 15, 1995
    (10)(A)(1) Employment Agreement between Hampshire Group, Limited and Ludwig Kuttner dated May 6, 1992
    (10)(A)(2)   Employment Agreement between Hampshire Designers, Inc.
                 and Pete Woodworth dated October 10, 1995
    (10)(B)(1) Form of Hampshire Group, Limited 1992 Stock Option Plan Amended and Restated effective June 7, 1995
    (10)(C)(1) Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives
                 Amended and Restated effective June 7, 1995
    (10)(D)(1)   Form of Hampshire Group, Limited and Subsidiaries
                 401(k) Retirement Savings Plan
    (10)(D)(2) Form of Hampshire Group, Limited Voluntary Deferred Compensation Plan for Directors and Executives Amended and Restated December 30, 1997
    (10)(J)(1) Lease Agreements between Hampshire Designers, Inc. and Commerce Center Associates for the Company's Anderson, South Carolina corporate offices dated May 1, 1994
    (10)(J)(2) Lease Agreements between Hampshire Designers, Inc. and Commerce Center Associates for the Company's Anderson, South Carolina distribution center dated May 1, 1994
    (10)(J)(3)   Lease Agreement between Hampshire Designers, Inc.
                 and Leslie R. Woodworth, et al for the Winona, Minnesota manufacturing plant dated October 10, 1995

    (10)(J)(4)   Lease Agreement between the Hampshire Designers, Inc.
                 and Pete Woodworth and Joyce Woodworth for the La Crescent, Minnesota manufacturing plant dated October 10, 1995
    (10)(K) Loan and Security Agreement between Hampshire Hosiery, Inc. and MetLife Capital Corporation, dated July 30, 1993
    (10)(K)(1)   Loan and Security Agreement among San Francisco
                 Knitworks, Inc., Hampshire Designers, Inc. and
                 MetLife Capital Corporation dated May 13, 1994
    (10)(K)(2)   Loan and Security Agreement among San Francisco
                 Knitworks, Inc., Hampshire Designers, Inc. and
                 MetLife Capital Corporation dated October 12, 1994
    (10)(K)(3)   Loan and Security Agreement among San Francisco
                 Knitworks, Inc., Hampshire Designers, Inc. and
                 MetLife Capital Corporation dated September 22, 1995
    (10)(M)      Agreement between Glamourette Fashion Mills, Inc. and
                 The Commonwealth of Puerto Rico on Repatriation of Earnings (the "Closing Agreement"), dated June 30, 1993
    (10)(N) Loan and Security Agreement between Hampshire Designers, Inc. and SouthTrust Bank of Alabama, N.A. dated May 1, 1994
    (10)(O) Loan and Security Agreement between Hampshire Designers, Inc. and Central Fidelity National Bank dated February 8, 1995
    (10)(Q) Loan Agreement between Hampshire Designers, Inc. and NationsBank of South Carolina, N.A. dated June 27, 1995
    (11)         Statement Re Computation of Income per Share
    (21)         Subsidiaries of the Company
    (23)         Consent of Price Waterhouse LLP
    (27)         Financial Data Schedule


 (b)  There were no reports on Form 8-K filed in the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson and the State of South Carolina on this 20th day of March 1997.


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


/s/ LUDWIG KUTTNER      Chairman of the Board of Directors       March 20, 1998
    Ludwig Kuttner      President and Chief Executive Officer
                        (Principal Executive Officer)

/s/ CHARLES W. CLAYTON  Vice President, Secretary, Treasurer     March 20, 1998
    Charles W. Clayton  and Chief Financial Officer
                        (Principal Financial and Accounting Officer)

/s/ HERBERT ELISH       Director                                 March 20, 1998
    Herbert Elish

/s/ HARVEY L. SPERRY    Director                                 March 20, 1998
    Harvey L. Sperry

/s/ EUGENE WARSAW       Director                                 March 20, 1998
    Eugene Warsaw

/s/ PETER W. WOODWORTH  Director                                 March 20, 1998
    Peter W. Woodworth

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

Notes to Consolidated Financial Statements                         F-7 - F-21

Financial Statement Schedules
     I.  Condensed Financial Information of Registrant             F-22 - F-24
    II.  Valuation and Qualifying Accounts                            F-25
   III.  Real Estate and Accumulated Depreciation                  F-26 - F-27

Quarterly and Financial Stock Data                                    F-28

Report of Independent Accountants

To the Board of Directors and Stockholders of Hampshire Group, Limited


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hampshire Group, Limited and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICE WATERHOUSE LLP
---------------------------

Price Waterhouse LLP

Atlanta, Georgia
February 27, 1998


HAMPSHIRE GROUP, LIMITED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
ASSETS
December 31,                                           1997            1996
-------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                          $12,003         $20,385
  Available-for-sale securities                          914             203
  Accounts receivable trade - net                     16,227          13,101
  Inventories                                         18,728          14,873
  Deferred tax asset                                   3,198           1,631
  Other current assets                                   942             813
                                                    ---------------------------
    Total current assets                              52,012          51,006
  Property, plant and equipment - net                 15,093          13,596
  Real property investments - net                      4,127             -
  Long-term investments                                3,051             300
  Available-for-sale securities                          547             -
  Deferred tax asset                                   2,326           3,640
  Intangible assets - net                              3,385           3,161
  Other assets                                            44             227
                                                    ---------------------------
                                                     $80,585         $71,930
-------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Current portion of long-term debt                 $  2,911        $  2,618
  Current portion of notes payable to
    related parties                                      500             877
  Accounts payable                                     4,068           3,722
  Accrued liabilities and other liabilities            8,230           6,569
                                                    ---------------------------
    Total current liabilities                         15,709          13,786
Long-term debt                                         6,084           6,643
Notes payable to related parties                         125             625
Deferred compensation                                    957             307
Commitments and contingencies                            -               -

PREFERRED STOCK
Redeemable, convertible preferred stock,
  at redemption value:                                   -             3,294
                                                    ---------------------------
COMMON STOCKHOLDERS EQUITY

Common stock, $.10 par value; 4,191,721 and
  3,891,503 shares issued and 4,135,125 and
  3,885,503 outstanding                                  419             389
Additional paid-in capital                            27,322          23,853
Retained earnings                                     31,038          23,111
Unrealized loss on available-for-sale
  securities - net                                       (89)            -
Treasury stock, 59,210 and 6,000 shares at cost         (980)            (78)
                                                    ---------------------------
    Total stockholders' equity                        57,710          47,275
                                                    ---------------------------
                                                     $80,585         $71,930
-------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


HAMPSHIRE GROUP, LIMITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

Year ended December 31,                              1997       1996     1995
--------------------------------------------------------------------------------
Net sales                                          $164,428   $148,305 $112,450
Cost of goods sold                                  127,631    114,475   85,553
                                                 -------------------------------
  Gross profit                                       36,797     33,830   26,897
Commission revenue                                     -           942    1,357
                                                     36,797     34,772   28,254
Selling, general and administrative expenses         24,170     23,691   20,464
                                                 -------------------------------
Income from operations                               12,627     11,081    7,790
Other income (expenses):
  Interest income                                       320        216      310
  Interest expense                                   (1,343)    (1,319)    (944)
  Other                                                 (98)       (82)     312
                                                 -------------------------------
Income before provision for income taxes             11,506      9,896    7,468
Benefit (provision) for income taxes:
  Current                                            (2,700)    (1,900)  (1,028)
  Deferred                                              200      3,900      278
                                                 -------------------------------
Net income                                            9,006     11,896    6,718
Preferred stock dividend requirements                  (167)      (184)    (141)
                                                 -------------------------------
Net income applicable to common stock               $ 8,839    $11,712  $ 6,577
--------------------------------------------------------------------------------
  Net income per share:    Basic                      $2.29      $3.10    $1.85
                                                 -------------------------------
                           Diluted                    $2.02      $2.72    $1.68
                                                 -------------------------------
  Weighted average number
    of shares outstanding: Basic                      3,856      3,778    3,560
                                                 -------------------------------
                           Diluted                    4,465      4,379    3,992
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


HAMPSHIRE GROUP, LIMITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

YEAR ENDED DECEMBER 31,                             1997      1996      1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                      $ 9,006    $11,896   $ 6,718
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                 3,967      3,879     3,032
      Loss on impairment of asset                     -          667       -
      Loss (gain) on sale of assets                    (3)        50       (37)
      Deferred income taxes                          (200)    (3,900)     (278)
      Tax benefit relating to common stock plans      100        122       -
  Net change in operating assets and liabilities,
    net of effects of acquired companies:
      Receivables                                  (3,126)     3,784      (300)
      Inventories                                  (3,855)     4,507    (1,144)
      Accounts payable                                346       (992)      701
      Other liabilities                             2,385     (1,518)    1,681
      Other                                           (16)       (57)     (337)
                                                 -------------------------------
     Net cash provided by operating activities      8,604     18,438    10,036
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                             (5,216)    (3,684)   (2,935)
  Proceeds from sales of  property and equipment       73        110       852
  Purchase of available-for-sale securities - net  (1,400)       -         -
  Real property and other investments              (6,900)      (503)      -
  Cash used for business acquisitions                 -          -      (5,691)
                                                 -------------------------------
    Net cash used in investing activities         (13,443)    (4,077)   (7,774)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt          2,421        711     4,640
  Repayment of debt                                (3,562)    (4,915)   (7,448)
  Proceeds from issuance of common stock               90        764         9
  Repurchase of common stock warrants              (1,000)       -         -
  Redemption of preferred stock                       -         (308)      -
  Cash dividends on preferred stock                  (167)      (184)     (141)
  Purchase of treasury stock - net                 (1,325)       (78)      -
                                                  ------------------------------
    Net cash used in financing activities          (3,543)    (4,010)   (2,940)
--------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                             (8,382)    10,351      (678)
Cash and cash equivalents - beginning of year      20,385     10,034    10,712
                                                  ------------------------------
Cash and cash equivalents - end of year           $12,003    $20,385   $10,034
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1995, 1996 and 1997
(in thousands, except share data)
                                                       Unrealized
                                                        Loss on
                                    Additional          Available  Trea-
                      Common Stock   Paid-In   Retained for-sale   sury
                     Shares  Amount  Capital   Earnings Securities Stock Total
--------------------------------------------------------------------------------
Balance-Beginning
 of period           3,460,583 $346    $20,695    $4,822      -      -   $25,863
Net income                -     -         -        6,718      -      -     6,718
Issuance of common
 stock for business
 acquisition           240,000   24      1,761       -        -      -     1,785
Shares issued under
 the common stock
 plans                  71,041    7        523       -        -      -       530
Deferred compensation
 payable in Company
 shares                205,961   -         -       1,348      -      -     1,348
Shares held in trust
 for deferred compen-
 sation liability     (205,961)  -         -      (1,348)     -      -    (1,348)
Dividends on
 preferred stock          -      -         -        (141)     -      -      (141)
--------------------------------------------------------------------------------
Balance-
 December 31, 1995   3,771,624   377    22,979    11,399      -      -    34,755
Net income                -      -         -      11,896      -      -    11,896
Purchase of treasury
 stock                 (62,500)  -         -         -        -   ($746)    (746)
Shares issued under
 the common stock
 plans                 176,379     12      752       -        -     668    1,432
Tax benefit relating to
 common stock plans       -      -         122       -        -      -       122
Deferred compensation
 payable in Company
 shares                245,763   -          -       1,835     -      -     1,835
Shares held in trust
 for deferred compen-
 sation liability     (245,763)  -          -      (1,835)    -      -    (1,835)
Dividends on preferred
 stock                    -      -          -        (184)    -      -      (184)
--------------------------------------------------------------------------------
Balance-December
 31, 1996            3,885,503    389    23,853    23,111     -      (78) 47,275
Net income                -      -          -       9,006     -      -     9,006
Additional shares issued
 for business
 acquisition            14,223      1       264      -        -      -       265
Preferred stock
 conversion            276,995     27     3,267      -        -      -     3,294
Purchase of treasury
 stock                 (91,615)   -         -        -        -    (1,443)(1,443)
Shares issued under the
 common stock plans     50,019      2        88        (92)   -       541    539
Repurchase of stock
 warrant                   -      -         (98)      (902)   -      -    (1,000)
Repurchase of subsidiary
 stock                     -      -         -          (70)   -      -       (70)
Tax benefit relating to
 common stock plans        -      -         100       -       -      -       100
Deferred compensation
 payable in Company
 shares               276,616     -          -       2,456    -      -     2,456
Shares held in trust
 for deferred compen-
 sation liability    (276,616)    -          -      (2,456)   -      -    (2,456)
Unrealized loss on
 available-for-sale
 securities - net          -      -          -        -      ($89)   -       (89)
Dividends on preferred
 stock                     -      -          -        (167)   -      -      (167)
--------------------------------------------------------------------------------
Balance December
 31, 1997           4,135,125   $419    $27,490    $30,870   ($89) ($980)$57,710
--------------------------------------------------------------------------------

                                   F-6

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Hampshire Group, Limited (the "Company"), through its subsidiaries, is engaged in the manufacture and sale of knitted sweaters and legwear and investing in and holding of real estate. The significant accounting policies used in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, Hampshire Designers, Inc. and its subsidiaries (collectively, "Hampshire Designers") and Hampshire Investments, Limited and its subsidiaries (collectively, "Hampshire Investments"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less.

Fair Value of Financial Instruments
-----------------------------------
Management believes that the fair value of financial instruments does not materially differ from their carrying values.

Available-For-Sale Securities
-----------------------------
The Company owns certain equity securities which it has classified as available-for-sale. These securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses on the disposal of available-for-sale securities are determined using the specific-identification method and are included in the results of operations for the period of the transaction. Management determines the appropriate classification of securities at the time of purchase.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic inventories of Hampshire Designers and Hampshire Hosiery and using the first-in, first-out ("FIFO") method for all other domestic inventory and inventory located in Puerto Rico.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while maintenance costs and minor replacements are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

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

Revenue Recognition
-------------------
The Company recognizes revenue upon shipment of goods to customers or upon confirmation of a security trade. Rental income is recognized on a straight-line basis.

Income Taxes
------------
Income taxes are recognized during the year in which transactions enter into the determination of income for financial reporting purposes, with deferred taxes being provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis for income tax reporting purposes.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Presentation of Prior Year Data
-------------------------------
Certain reclassifications have been made to prior-year data to conform with the current-year presentation.

Earnings Per Common Share
-------------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. Earnings per share for prior years have been restated to provide comparable information to 1997.

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants and conversion of the preferred stock.

Recent Accounting Standards
---------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gain or loss on available-for-sale securities, that would be considered a component of comprehensive income. SFAS 130 is effective for the Company in 1998.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information." SFAS 131, which is also effective in 1998, requires that public business enterprises report financial and descriptive information about its reportable operating segments using the "management approach." This approach focuses on financial information that an enterprise's management uses to make decisions about operating matters. Management has not yet determined the impact SFAS 131 will have on the reporting of the Company.

Note 2 - Acquisition

In October 1995, The Winona Knitting Mills, Inc. (Winona), principally a private-label manufacturer of better men's sweaters, was merged into the Company in exchange for approximately $500,000 in cash, $2,287,000 in short-term obligations, $1,250,000 in long-term debt, 124,000 shares of convertible preferred stock valued at $1,550,000 and 240,000 restricted shares of the Company's common stock valued at $1,785,000. Additionally, payments of up to $1,333,000 are contingent upon the future financial performance of the acquired business for the years 1996 through 1998, of which such payments will be made one-half in cash and one-half in restricted common stock of the Company. No additional amount was earned in 1996 and $530,000 was earned in 1997. In connection with the acquisition, the Company recorded goodwill in the amount of $2,288,000 and as a result of the additional payments to be made, the Company has recorded an additional $530,000 in goodwill. The Company estimates that an additional contingent payment of $470,000 will be required in 1998; hence an additional $470,000 of goodwill will be recorded then.

The above transaction was accounted for using the purchase method. The operating results of Winona are included in the consolidated financial statements of the Company from the date of acquisition.

Had the acquisition of Winona been consummated as of January 1, 1995, the Company's consolidated pro forma results of operations for the year ended December 31, 1995 would have been as set forth in the table below:

                                               Pro Forma
(in thousands, except per share data)          (unaudited)
------------------------------------------------------------
Net sales                                        $130,545
------------------------------------------------------------
Net income applicable to common stock              $4,624
------------------------------------------------------------
Net income per share:   Basic                       $1.23
                        Diluted                     $1.18
------------------------------------------------------------

Note 3 - Available-for-Sale Securities

A summary of available-for-sale securities at December 31, 1997 and 1996 is set forth in the table below.

                                        (in thousands)

                                    Unrealized Holdings
                                    -------------------       Fair
     1997               Cost          Gain      Losses        Value
---------------------------------------------------------------------
Current:
  Equity securities    $1,056          $2       ($144)         $914
Long-term:
  Mutual funds (1)        547           -           -           547
---------------------------------------------------------------------
                       $1,603          $2       ($144)       $1,461
---------------------------------------------------------------------

                                    Unrealized Holdings
                                    -------------------       Fair
     1996               Cost          Gain      Losses        Value
---------------------------------------------------------------------
Current:
  Equity securities     $203           -           -           $203
---------------------------------------------------------------------

(1) The investment in mutual funds has been made to fund the liability of a deferred compensation plan. (See Note 14.)

Note 4 - Accounts Receivable and Major Customers

The Company performs ongoing evaluations of its customers' credit worthiness and maintains allowances for potential credit losses. The Company generally does not require collateral to secure its trade receivables. The accounts receivable are stated net of allowances for doubtful accounts and returns and allowances of $3,295,000 and $2,847,000 at December 31, 1997 and 1996, respectively. At
December 31, 1997, and 1996, 55% and 53%, respectively, of the trade receivables were due from five customers.

The Company sells principally to department stores, mail-order catalog businesses, chain stores, mass merchandisers and other retailers located in the United States. The Company had sales to one major customer (defined as sales in excess of 10% of total sales) which as a percentage of total sales accounted for approximately 17%, 14% and 13% for 1997, 1996 and 1995, respectively.

Note 5 - Inventories

The components of inventories at December 31, 1997 and 1996 are set forth in the table below.

  (in thousands)                   1997         1996
-----------------------------------------------------
Finished goods                   $11,512     $ 8,767
Work-in-progress                   6,938       6,063
Raw materials and supplies         4,393       4,176
-----------------------------------------------------
                                  22,843      19,006
Less - Excess of current cost
  over LIFO carrying value        (4,115)     (4,133)
-----------------------------------------------------
                                 $18,728     $14,873
-----------------------------------------------------

Approximately 58% and 49% of total inventories were valued using the LIFO method at December 31, 1997 and 1996, respectively.

Note 6 - Property, Plant and Equipment

The components of property, plant and equipment for December 31, 1997 and 1996 are set forth in the table below.

                              Estimated
(in thousands)               Useful Lives      1997     1996
-----------------------------------------------------------------
Land                                          $  225    $   83
Buildings and improvements    15-45 years      3,301     1,310
Leasehold improvements         5-10 years      4,980     4,683
Machinery and equipment        3-7  years     28,126    25,767
Furniture and fixtures         3-7  years      1,179       907
Transportation equipment       3-5  years        233       219
Construction in progress                          76       673
-----------------------------------------------------------------
                                              38,120    33,642
Less-Accumulated depreciation                (23,027)  (20,046)
-----------------------------------------------------------------
                                             $15,093   $13,596
-----------------------------------------------------------------

Depreciation expense was $3,661,000, $3,387,000, and $2,519,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

Note 7 - Real Property Investments

The Company, through its investments subsidiary, has made direct investments in real property for the purposes of generating rental revenue. These properties consist of commercial facilities in the United States and abroad and are carried at capitalized cost with depreciation being provided for over the estimated useful lives of the property, 15 years.

(in thousands)                       1997        1996
---------------------------------------------------------
Commercial property:                  -             -
  United States                    $1,687           -
  Foreign                           2,461           -
---------------------------------------------------------
                                    4,148
Less:Accumulated depreciation         (21)          -
---------------------------------------------------------
Total -                            $4,127           -
---------------------------------------------------------

Note 8 - Intangible Assets

In connection with the merger of Winona Knitting Mills, the Company recorded an additional $530,000 in goodwill as a result of certain payments to be made in accordance with the contingent purchase price agreement. In the fourth quarter of 1996, management made an evaluation of the goodwill recorded on the books of the Company and concluded that the carrying value of the goodwill recorded in the acquisition of the assets of San Francisco Knitworks had become impaired. The carrying value was written down $667,000 to its estimated fair value.

Activity in intangible assets for the years ended December 31, 1997 and 1996 is summarized in the table below.

(in thousands)                                1997         1996
-----------------------------------------------------------------
Balance - beginning of year                 $3,161       $4,320
Amortization during year                      (306)        (492)
Addition from contingent purchase price
  of Winona Knitting Mills                     530          -
Impairment write-down of goodwill of
  San Francisco Knitworks                       -          (667)
-----------------------------------------------------------------
Balance - end of year                       $3,385       $3,161
-----------------------------------------------------------------

Note 9 - Accrued Liabilities

Accrued liabilities at December 31, 1997 and 1996 are summarized in the table below.

(in thousands)                              1997        1996
---------------------------------------------------------------
Accrued compensation                       $2,799      $2,210
Income taxes                                1,678       1,434
Accrued medical claims                        836         764
Other accrued liabilities                   2,917       2,161
---------------------------------------------------------------
                                           $8,230      $6,569
---------------------------------------------------------------

Note 10 - Borrowings

Revolving Credit Facility
-------------------------
The Company has renewed its principal credit facility through May 31, 1998. The credit facility consists of $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. Advances under the line of credit are limited to the lesser of: (1) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable and
(ii) a seasonal adjustment of $6 million during the period from March 1 to October 31.

Loans under the facility bear interest at the bank's prime rate or, at the option of the company, a fixed rate for a fixed term. The loans are secured by the trade accounts receivable of Hampshire Designers and are guaranteed by Hampshire Group, Limited. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

The Company maintains a $3.5 million facility with a bank for Segue, Limited, a subsidiary of Hampshire Designers, which is used primarily to fund international letters of credit. Advances on the facility bear interest at the bank's prime rate and are secured by the inventory purchased pursuant thereto and are guaranteed by Hampshire Group, Limited. Outstanding letters of credit totaled approximately $1.1 million at December 31, 1997.

At December 31, 1997, Glamourette Fashion Mills, Inc., a subsidiary of Hampshire Designers, had available an unsecured $2 million credit facility from a commercial bank which is guaranteed by Hampshire Designers. The facility is available for short-term borrowing not to exceed 180 days and to fund letters of credit. Advances on the facility bear interest at the lower of the bank's prime rate or the one-month LIBOR rate plus 1.75%. No advances were outstanding under the line at December 31, 1997 or 1996.

The Company maintains an unsecured $2.5 million credit facility for the Winona Division for peak period financing. The line is available for short-term borrowing not to exceed one year and to fund letters of credit. Advances on the facility bear interest, at the option of the Company, at the bank's prime rate or the one-month LIBOR rate plus 1.87%. No advances were outstanding under the line at December 31, 1997 or 1996.

Factoring Agreement
-------------------
The Winona Division has a factoring agreement pursuant to which it sells approximately 40% of its accounts receivables to a factor, without recourse. The accounts are factored on a 45-day maturity basis, but the Company may request advances up to 80% of the uncollected balance of the receivables, with such advances bearing interest at prime rate plus 1%. The agreement requires a commission rate of 1% of the factored accounts receivable.

Long -Term Debt
---------------
Long-term debt at December 31, 1997 and 1996 is comprised of:
                                                (in thousands)    1997    1996
--------------------------------------------------------------------------------
Notes payable to insurance company in monthly installments
  of $96,000, including interest at rates from 7.55% to
  9.03%, through 2000.                                          $3,568   $4,882
Note payable to bank in monthly installments of approximately
  $31,800, including interest at 7.70% through 1999.               511      840
Note payable to bank, in monthly installments of approximately
  $20,500, plus interest at LIBOR rate plus 1.75%, adjusted
  quarterly through 2000.                                          641      887
Note payable to bank in monthly installments of $9,650, plus
  interest at LIBOR plus 1.75%, adjusted quarterly through 2001.   435      551
Note payable to bank in monthly installments of approximately
  $31,100, including interest at 7.97% through 1999.               386      723
Note payable to bank in monthly installments of  $15,800,
  including interest at 8.25% through 2002.                        733       -
Note payable to bank in monthly installments of approximately
  $12,350, including interest at 8.4% through 2007, secured
  by certain real estate.                                          989       -
Note payable to bank in monthly installments of approximately
  $8,300, including interest at 10%  through 2008, secured by certain real estate. The interest rate is adjustable every
  five years with the next adjustment coming April 1, 1998.        637       -
Notes payable to mortgage company in monthly installments of approximately $1,750, including interest at 7.25% through
  2000, secured by certain real estate.                            251      254
Note payable to Economic Development Division of the State of
  Minnesota in monthly installments of approximately $4,400,
  including interest at 4.0% through 2007, unsecured.              414      450
Other notes payable in monthly installments of approximately
  $28,000, including interest ranging from 5.88% to 10.4%,
  through 2001.                                                    430      674
--------------------------------------------------------------------------------
                                                                 8,995    9,261
Less - Amount payable within one year                           (2,911)  (2,618)
--------------------------------------------------------------------------------
Amount payable after one year                                   $6,084   $6,643
--------------------------------------------------------------------------------

Unless otherwise disclosed, the notes are secured by certain machinery and equipment of the respective companies.

Maturities of long-term debt as of December 31, 1997 are summarized in the table below.

    Year           (in thousands)
------------------------------------
    1998              $2,911
    1999               2,379
    2000               1,520
    2001                 474
    2002                 579
    Thereafter         1,132
------------------------------------
                      $8,995
------------------------------------

Notes Payable to Related Parties
--------------------------------
Notes payable to related parties at December 31, 1997 and 1996 (all of which were part of the acquisition purchase price) are set forth below:

                                           (in thousands)   1997        1996
--------------------------------------------------------------------------------
Unsecured note payable to a director of the Company
  and his spouse, in ten equal quarterly installments
  of principal plus accrued interest at 9.8% per annum,
  commencing October 1996                                   $625       $1,125
Unsecured note payable to the Company's Chairman and
  Chief Executive Officer, interest payable quarterly
  at 9.5% per annum (balance paid in full in February 1997)   -           377
--------------------------------------------------------------------------------
                                                             625        1,502
Less - Amount payable within one year                       (500)        (877)
--------------------------------------------------------------------------------
Amount payable after one year                               $125       $  625
--------------------------------------------------------------------------------

Note 11 - Income Taxes

The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are set forth in the table below.

                  (in thousands)    1997    1996     1995
-----------------------------------------------------------
Current:
  Federal                         $2,246   $1,430   $  504
  State                              317      290      300
  Puerto Rico                        137      180      224
-----------------------------------------------------------
                                   2,700    1,900    1,028
Deferred:
  Federal                           (200)  (3,900)    (278)
------------------------------------------------------------
Total                             $2,500  ($2,000)  $  750
------------------------------------------------------------

The domestic and Puerto Rico components of income before income taxes are set forth in the table below.

               (in thousands)    1997       1996       1995
------------------------------------------------------------
Domestic                       $ 6,368     $4,161     $1,187
Puerto Rico                      5,138      5,735      6,281
------------------------------------------------------------
Income before income taxes     $11,506     $9,896     $7,468
------------------------------------------------------------

A reconciliation of the provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income before income taxes and the Company's actual provision for income taxes is set forth in the table below.



                          (in thousands)     1997      1996    1995
----------------------------------------------------------------------
Tax provision at federal statutory rate     $3,912   $3,365   $2,539
Increase (decrease) in tax arising from:
  Effect of exemption of Puerto Rico
   earnings from United States tax          (1,747)  (1,950)  (2,136)
  Puerto Rico taxes on income,
   including withholding taxes                 137      180      224
  State taxes, less federal income
   tax benefit                                 178      191      199
  Change in valuation allowance                -     (4,618)    (596)
  Other                                         20      832      520
----------------------------------------------------------------------
                                            $2,500  ($2,000)   $ 750
----------------------------------------------------------------------

A summary of the temporary differences carryforwards giving rise to deferred income tax assets and liabilities as of December 31, 1997 and 1996 is set forth in the table below.

                                            (in thousands)    1997     1996
------------------------------------------------------------------------------
Deferred income tax assets:
  Inventories                                               $  249        -
  Allowances for receivables                                 1,055     $  996
  Accrued liabilities and other temporary
   differences                                               1,840      1,221
  Unrealized losses on available-for-sale securities            53        -
  Net operating loss carryforwards                           3,633      4,227
  AMT credit carryforwards                                   1,034      1,116
------------------------------------------------------------------------------
Gross deferred income tax assets                             7,864      7,560
------------------------------------------------------------------------------
Deferred income tax liabilities:
  Inventories                                                  -           (8)
  Property, plant and equipment                               (471)      (412)
------------------------------------------------------------------------------
    Gross deferred income tax liabilities                     (471)      (420)
------------------------------------------------------------------------------
Valuation allowance for deferred income tax assets          (1,869)    (1,869)
------------------------------------------------------------------------------
                                                            $5,524     $5,271
------------------------------------------------------------------------------

The net operating loss carryforwards for income tax purposes expire as set forth in the table below.

            (in thousands)         Year    Regular Tax
                                   --------------------
                                   1998      $ 1,095
                                   1999          648
                                   2000          164
                                   2001        1,344
                                   2002        1,384
                                   2003-2009   6,051
                                   --------------------
                                             $10,686
                                   --------------------

As a result of the sale of the Company's common stock pursuant to the Offering, the Company generally is not permitted to utilize more than $1.7 million of the net operating loss carryovers existing as of the completion of the Offering in any single tax year, provided that to the extent such net operating loss carryforward limitation is not utilized in any tax year, it may be carried forward to subsequent tax years and consequently will increase the subsequent years' limitation. Substantially all of the income of Glamourette Fashion Mills, Inc. ("Glamourette") was effectively exempt from Puerto Rico income tax by an extended tax grant under the Puerto Rico Tax Incentives Act of 1987 (the "Act"). The grant allows partial exemption from income, property and municipal taxes. Under this extension of the grant, the Company enjoys 90% exemption from Puerto Rico income taxes, and 75% exemption from property taxes and municipal taxes through the year 2010 and will be subject to tollgate taxes on dividends ranging from 0 to 5%. Absent this exemption, Glamourette's earnings would be subject to Puerto Rican income tax at rates of up to 39%.

Glamourette has made an election under Section 936 of the Internal Revenue code pursuant to which Glamourette's earnings are exempt from US taxes. However, dividends received from Glamourette, together with certain other items, enter into the computation of the US alternative minimum tax ("AMT"). Due to the
Section 936 exemption and the relative portion of Glamourette's earnings to other US taxable income in prior years, management estimated that the Company would more likely than not be a perpetual AMT taxpayer. Accordingly, since NOL deductions are limited in calculating AMT, the Company had, prior to 1996, determined that a valuation allowance was required with respect to NOL carryforwards and AMT credit carryforwards. During 1996, Section 936 was repealed and is being phased out over a 10-year period. As a result, the Company believes that during this phase-out period it will incur regular US tax liabilities and therefore receive the benefit of a significant portion of the NOL and AMT credit carryforwards. The Company reduced the valuation allowance in the fourth quarter of 1996 to adjust deferred tax assets to an amount management believes more likely than not will be realized.

The Company has approximately $9.0 million of Glamourette's undistributed earnings which it considers permanently invested and for which it has not provided any deferred taxes. The Company received dividends from Glamourette of approximately $5.0 million, $5.0 million and $5.5 million in 1997, 1996 and 1995, respectively.

Note 12 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from monthly to 12 years. At December 31, 1997, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

     Year     (in thousands)
---------------------------------
     1998        $1,362
     1999         1,288
     2000         1,190
     2001           877
     2002           294
     Thereafter   1,162
---------------------------------
     Total       $6,173
---------------------------------
Rent expense on operating leases was $1,596,000, $1,636,000 and $1,475,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

During November 1997, the Company's subsidiary, Glamourette Fashion Mills, Inc., received notice from the Internal Revenue Service of a pending examination of the year 1995. The examination has not been completed. However, the Company believes any assessment would be without merit, and that any adjustment which might result would not have a material effect on the consolidated financial position of the Company.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

Note 13 - Capitalization

The Company's authorized capital stock consists of 10,000,000 shares of common stock and 1,000,000 shares of serial preferred stock (the "Preferred Stock"), each having a par value of $0.10 per share. The Board of Directors is authorized to provide for the issuance of Preferred Stock in such series and having such designations, voting powers, preferences and other rights and restrictions as the Board of Directors shall determine.

In connection with the acquisition of stock of The Winona Knitting Mills described in Note 2, the Company issued 124,000 shares of 5% cumulative nonvoting Series A Convertible, Preferred Stock ("Series A" stock) having a liquidation preference and stated value of $12.50 per share. The Series A stock was convertible, at the option of the holder into common stock at the conversion rate of one share of common stock for one share of the Series A stock. The Series A stock was also subject to mandatory redemption by the Company at its stated value plus a premium and any accrued but unpaid dividends in 20 equal quarterly installments beginning on January 1, 2001.

In 1992, the Company issued 41,039 shares (including 36,039 shares held by the Company's Chairman) of 6% cumulative nonvoting Series D Convertible, Preferred Stock ("Series D" stock) having a liquidation preference and stated value of $50 per share. The Series D stock was convertible at the option of the holder, in whole or in part, into common stock at a price of $11.40 per common share. The Series D stock was also subject to mandatory redemption at its stated value plus a premium and any accrued but unpaid dividends in 20 quarterly installments beginning April 1, 1996. During 1996, the Company redeemed 6,156 shares of Series D stock at its stated value. During 1997, subject to the mandatory quarterly redemptions, the holders elected to convert 8,208 shares of Series D stock into 36,000 shares of Hampshire Group, Limited common stock.

In the fourth quarter of 1997, the Company gave notice to the holders of record of its intent to redeem all of the outstanding shares of both Series A and Series D stock at the required redemption price. The Company was notified by the holders of all of the Series A and Series D stock of their intent to convert the shares into common stock of the Company. Effective December 30, 1997, all shares of Series A and Series D stock were converted into 240,995 shares of Hampshire Group, Limited common stock in the aggregate.

A summary of the activity in redeemable Preferred Stock for the three years ended December 31, 1997 is set forth in the table below.

                                   Preferred Stock
             (in thousands)      Series A    Series D
-------------------------------------------------------
Balance - Beginning of period       -         $2,052
  Issuance of preferred stock     $1,550         -
  Preferred dividends accrued         18         123
  Preferred dividends paid           (18)       (123)
-------------------------------------------------------
Balance December 31, 1995          1,550       2,052
  Preferred dividends accrued         78         106
  Preferred dividends paid           (78)       (106)
  Redemption of preferred stock     -           (308)
-------------------------------------------------------
Balance December 31, 1996          1,550       1,744
  Preferred dividends accrued         78          89
  Preferred dividends paid           (78)        (89)
  Conversion of preferred stock   (1,550)     (1,744)
-------------------------------------------------------
Balance December 31, 1997           -             -
-------------------------------------------------------

Note 14 - Stock Options, Warrants and Compensation Plans

In November 1994, the Company registered 750,000 shares of its common stock under the Securities Act of 1933, as amended. This action was in regards to the Hampshire Group, Limited 1992 Stock Option Plan and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 292,000 have been issued under these plans.

Beginning in 1996, the Board of Directors of the Company authorized the repurchase of shares of the Company's common stock, some of which would be used to offset the dilution caused by the issuance of shares under the Stock Option Plan and Stock Purchase Plan. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". When treasury shares are reissued, the Company uses a specific identification method and the excess of repurchase cost over reissuance price is treated as a reduction of "Retained Earnings".

Stock Options
-------------
Options to purchase Hampshire Group, Limited Common Stock are granted at the direction of the Company's Board of Directors to executives and key employees of the Company and its subsidiaries. No option may be granted with an exercise price less than fair market value per share of common stock at the date of grant. All options have a maximum term of 10 years and become fully exercisable after a maximum of 5 years from the date of grant.

Stock option activity is set forth in the table below.

                                     Number of   Weighted Average
                                      Options     Exercise Price
---------------------------------------------------------------------
Outstanding - Beginning of period     445,159        $ 7.12
  Granted                             108,067          7.71
  Exercised                            (1,500)         5.98
  Canceled or expired                 (15,000)         7.50
---------------------------------------------------------------------
Outstanding December 31, 1995          536,726         7.42
  Granted                               63,466        11.28
  Exercised                           (119,879)        6.37
  Canceled or expired                  (24,500)        8.86
----------------------------------------------------------------------
Outstanding December 31, 1996          455,813         7.87
  Granted                               50,000        14.50
  Exercised                            (29,556)        6.98
  Canceled or expired                  (45,625)       14.16
----------------------------------------------------------------------
Outstanding December 31, 1997          430,632       $ 8.33
----------------------------------------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the Financial Accounting Standards Board during 1995 and was effective for the Company in 1996. SFAS 123 allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB 25. Since the Company has elected to continue applying APB 25 in accounting for its plans, no compensation expense has been recognized in 1997, 1996 or 1995. Additionally, in accordance with SFAS 123, the Company is required to disclose fair value information about its stock-based employee compensation plans for periods beginning after January 1, 1995. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced .

In order to estimate compensation cost, the Black-Scholes model was employed using the assumptions set forth in the table below.

                              1997        1996        1995
------------------------------------------------------------
Dividend yield                0.00%       0.00%       0.00%
Expected life (years)         4.37        5.11        4.16
Expected volatility          18.60%      21.40%      25.90%
Risk-free interest rate       6.54%       5.37%       7.56%
Weighted-average fair values
  of options granted         $5.07       $3.38       $2.40
-------------------------------------------------------------

The table below sets forth the effect on net income and diluted earnings per share had compensation cost been determined under SFAS 123.

        (in thousands)             1997        1996       1995
-----------------------------------------------------------------
Net income:       As reported     $9,006      $11,896     $6,718
                  Proforma        $8,930      $11,813     $6,459
-----------------------------------------------------------------
Diluted earnings  As reported      $2.02        $2.72      $1.68
 per share:       Proforma         $2.00        $2.70      $1.62
-----------------------------------------------------------------

The table below is a summary of the status of options outstanding at December 31,1997:

              Options Outstanding                  Options Exercisable
----------------------------------------------- ---------------------------
                           Weighted  Weighted
 Range of        Number     Average   Average       Number     Weighted
 Exercise      Outstanding Remaining Exercise     Exercisable   Average
   Prices       12/31/97     Life      Price       12/31/97  Exercise Price
----------------------------------------------- ---------------------------
$ 5.750-$5.750    4,274       1.00    $ 5.750       4,274       $ 5.750
  5.812- 5.813   77,092       2.00      5.813      77,092         5.813
  6.000- 6.190   47,273       3.34      6.150      42,273         6.168
  7.500- 7.500   50,653       3.22      7.500      50,653         7.500
  7.870- 7.870   65,909       1.53      7.870      52,728         7.870
  8.250- 8.250   15,000       2.00      8.250      15,000         8.250
  9.900- 9.900  109,091       2.00      9.900     109,091         9.900
 10.625-11.750   44,565       5.40     11.173      24,724        11.129
 12.100-12.500    8,000       4.56     12.125       4,250        12.147
 14.500-14.500    8,775       6.50     14.500       2,194        14,500
                -------              ---------- ---------------------------
                430,632               $ 8.332     382,279       $ 8.085
                -------              ---------- ---------------------------


Warrants to Purchase Common Stock
---------------------------------
In December 1990, the Company issued warrants to purchase 338,182 shares of the Company's common stock at an exercise price of $6.19 per share through December 31, 2000. The aggregate consideration for such warrants was $250,000. As of July 1, 1997, the Company repurchased from a former director, for $1 million ($7.534 per share), 132,728 of these warrants leaving a balance of 205,454 outstanding at December 31, 1997.

Common Stock Purchase Plan
--------------------------
In 1992, the Company adopted the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives ("SPP"). Pursuant to the plan, which was amended June 7, 1995, non-employee directors may elect to use their fees as directors to purchase common stock of the Company. Key executives may elect to use from 4% to 10% of their annual salaries and 10% to 40% of their annual bonuses to purchase common stock of the Company.

The number of shares of common stock to be delivered is determined, with respect to non-employee directors, by dividing the amount of director fees elected to be used to purchase common stock in each quarter by 95% of the fair market value of the Company's common stock at the end of the calendar quarter. The number of shares of common stock to be delivered with respect to annual bonuses of key executives is determined by dividing the amount so elected to be used for the purchase of common stock by 90% of the lower of: (1) the average of the fair market value of the Company's common stock at the end of each calendar quarter, or (2) the fair market value of the Company's common stock as of the end of the plan year. The number of shares of common stock to be delivered with respect to annual salaries of key executives is determined by dividing the amount so elected to be used for the purchase of common stock by 90% of the Company's common stock at the end of the calendar quarter.

The participating directors and executives, in the aggregate, elected to use approximately $735,000, $560,000 and $534,000 of their compensation for 1997, 1996 and 1995, respectively, to purchase common stock of the Company under the SPP. The Company has established a trust to which it delivers the shares of the Company's common stock to satisfy such elections following the end of each plan year. Alternatively, the Company may contribute cash to the trust in an amount sufficient to enable the trustee to purchase in the open market, the number of shares of common stock which the Company would be required to deliver.

Voluntary Deferred Compensation Plan
------------------------------------
In 1997, the Company adopted the Hampshire Group, Limited Deferred Voluntary Compensation Plan for Directors and Executives (the "Top Hat Plan"). Pursuant to the plan, key executives may elect to defer up to 20% of the total compensation in each year with said deferrals being invested in mutual funds external to the Company. In 1997, the participants deferred $547,000 with the resulting liability being included in deferred compensation. To assist in funding the deferred compensation liability, the Company has invested in certain mutual funds. The market value of these mutual funds was $547,000 and are presented as assets of the Company in the accompanying balance sheets.

Note 15 - Retirement Savings Plan

In 1988, the Company adopted the Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan under which all employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors and was $346,000, $313,000 and $225,000 in 1997, 1996 and 1995, respectively. Such matching contributions vest fully over seven years of employment.

Note 16 - Related Party Transactions

The Company leases certain buildings from an affiliated company. Rent expense under such leases was $200,000, $192,000 and $184,000 in 1997, 1996 and 1995,
respectively. The Company also leases certain buildings from a director of the Company and certain of his relatives. Rent expense under such leases was $162,000, $135,000 and $28,500 for 1997, 1996 and 1995. The terms of these leases were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms.

The Company has notes receivable from certain key executives of a subsidiary amounting to $1,425 and $109,000 at December 31, 1997 and 1996, respectively. The notes are secured by subsidiary preferred stock owned by the executives.

In 1996 the Company granted an option to a key executives of the Hosiery Division of Hampshire Designers, Inc. to purchase 20% of the equity interest of the division for $1,200,000. In the opinion of management, the option price currently meets or exceeds the fair market value. The option terminates the earlier of: a) December 31, 1999, or b) upon termination of the executive for any reason.

Note 17 - Subsequent Event

Subsequent to December 31, 1997, the Company received a commitment from two insurance companies for a term loan of $15 million (the "Senior Notes") with repayment terms of seven equal annual installments commencing January 2002. The outstanding balance shall bear interest at 7.05% per annum, payable semi-annually, and shall be secured parri passu with the Company's revolving credit facility by a pledge of the accounts receivable and common stock of the subsidiaries of the Company other than Hampshire Investments which shall be defined as an Unrestricted Subsidiary of the Company.

The note agreement shall contain certain covenants which, among other things, limit the amount of additional funded indebtedness which may be incurred by the Company and restricts unsecured indebtedness of the Restricted Subsidiaries of the Company. The agreement shall also contain provisions which shall limit restricted payments including cash dividend payments and advances to and investments in Hampshire Investments; and shall require the Company to maintain certain minimum financial ratios and tangible net worth for the Company and Restricted Subsidiaries.

Management expects the agreement to be closed and the loan to be funded in April 1998.

Note 18 - Earnings Per Share

Set forth in the tables below is a reconciliation by year of the numerator and the denominator of the basic and diluted earnings per share ("EPS") computation.

                                            Income        Shares      Per-Share
For the Year Ended 1997    (in thousands) (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------
Net income                                  $9,006
Less: Preferred stock dividends               (167)
-----------------------------------------------------
Basic EPS:
Income available to common stockholders      8,839         3,856         $2.29
Effect of dilutive securities:
  Convertible preferred stock                  167           254            -
  Options/warrants                             -             355            -
--------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions                  $9,006         4,465         $2.02
--------------------------------------------------------------------------------



                                            Income        Shares      Per-Share
For the Year Ended 1996    (in thousands) (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------
Net income                                 $11,896
Less: Preferred stock dividends               (184)
-----------------------------------------------------
Basic EPS:
Income available to common stockholders     11,712         3,778         $3.10
Effect of dilutive securities:
  Convertible preferred stock                  184           321           -
  Options/warrants                             -             280           -
--------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions                 $11,896         4,379         $2.72
--------------------------------------------------------------------------------



                                            Income        Shares      Per-Share
For the Year Ended 1995    (in thousands) (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------
Net income                                  $6,718
Less: Preferred stock dividends               (141)
-----------------------------------------------------
Basic EPS:
Income available to common stockholders      6,577         3,560         $1.85
Effect of dilutive securities:
  Convertible preferred stock                  141           207           -
  Options/warrants                             -             225           -
--------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions                  $6,718         3,992         $1.68
--------------------------------------------------------------------------------

Note 19 - Supplementary Disclosure of Cash Flow Information

                (in thousands)        1997        1996       1995
--------------------------------------------------------------------
Cash paid during the year for:
  Interest                           $1,329      $1,304       $974
  Income taxes                        2,152       1,952        551
---------------------------------------------------------------------
Schedule of non-cash investing and
 financial activities:
  Issuance of stock under the
   Common Stock Purchase Plan for
   Directors and Executives              -          -          $521
---------------------------------------------------------------------


The Company purchased all of the capital stock of The Winona Knitting Mills, Inc. in October 1995. In conjunction with the acquisition, liabilities were assumed as set forth in the table below.

                                  (in thousands)
------------------------------------------------
Fair value of assets acquired         $17,346
Cash paid                                (500)
Notes and other obligations            (3,537)
Preferred stock exchanged              (1,550)
Common stock exchanged                 (1,785)
------------------------------------------------
  Liabilities assumed                 $ 9,974
------------------------------------------------


The Company purchased the assets of Segue Limited and Babette & Partners, Ltd. in January 1995. In conjunction with these acquisitions, liabilities were assumed as set forth in the table below.

                                   (in thousands)
------------------------------------------------
Fair value of assets acquired         $3,350
Cash paid for the net assets          (2,131)
------------------------------------------------
  Liabilities assumed                 $1,219
------------------------------------------------

Note 20 - Financial Information About Industry Segments

Business segment information appears on Pages 10 and 11 of this Annual Report on Form 10-K.

                                                                    SCHEDULE I
                                                                    1 of 3

                            HAMPSHIRE GROUP, LIMITED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                                 (in thousands)

                                                         December 31,
                                                    -----------------------
                                                      1997            1996
                                                      ----            ----
ASSETS
------
Current assets:
  Cash                                               $ 9,494          $16,211
  Due from subsidiaries                               26,525           20,612
  Deferred tax asset                                   3,145            1,631
  Other current assets                                    55              412
                                                     ------------------------
    Total current assets                              39,219           38,866

Notes receivable from and investments in subsidiaries 20,631           12,101
Deferred tax asset                                     2,326            3,640
Other assets                                             617              304
                                                     ------------------------
                                                     $62,793          $54,911
                                                     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable - related parties                    $   500          $   877
  Accounts payable and accrued expenses                3,501            2,533
                                                     ------------------------
    Total current liabilities                          4,001            3,410

Note payable - related parties                           125              625
Deferred compensation                                    957              307
Redeemable preferred stock                               -              3,294
Common stock and other stockholders' equity:
  Common stock, $0.10 par value                          419              389
  Additional paid-in capital                          27,322           23,853
  Retained earnings                                   30,949           23,111
  Treasury stock                                        (980)             (78)
                                                     -------------------------
    Total stockholders' equity                        57,710           47,275
                                                     -------------------------
                                                     $62,793          $54,911
                                                     =========================

                                                                 SCHEDULE I
                                                                  2 of 3

                            HAMPSHIRE GROUP, LIMITED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               STATEMENT OF INCOME
                                 (in thousands)

                                                     Year ended December 31,
                                                 ------------------------------
                                                  1997         1996      1995
                                                  ----         ----      ----
Revenue
 Management fees charged to subsidiaries         $2,466      $ 2,241    $1,707
 Interest charged to subsidiaries                 2,388        2,717     1,589
                                                -------------------------------
                                                  4,854        4,958     3,296
General and administrative expenses               2,706        2,454     2,134
                                                -------------------------------
Income from operations                            2,148        2,504     1,162

Other income (expense)
  Equity in earnings of subsidiaries              7,440        5,980     5,586
  Interest income                                   272          141       152
  Interest expense                                 (111)        (149)      -
  Other income (expense)                              7          -           3
                                                 ------------------------------
Income before income taxes                        9,756        8,476     6,903
Income taxes (provision) benefit                   (750)       3,420      (185)
                                                 ------------------------------
Net income                                        9,006       11,896     6,718
Preferred dividend requirements                    (167)        (184)     (141)
                                                 ------------------------------
Net income applicable to common stock            $8,839      $11,712    $6,577
                                                 ==============================

                                                                   SCHEDULE I
                                                                   3 of 3
                            HAMPSHIRE GROUP, LIMITED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                    Year ended December 31,
                                                -------------------------------
                                                   1997       1996       1995
                                                  ------     ------     ------
Cash flows from operating activities:
  Net income                                    $  9,006    $11,896     $6,718
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Equity in earnings of consolidated
     subsidiaries                                 (7,440)    (5,980)    (5,586)
    Dividends received from subsidiaries           6,500      8,629      9,492
    Depreciation and amortization                     28         26         25
    Tax benefits from employee stock plans           100        122        -
    Deferred income taxes                           (200)    (3,900)      (278)
    Net change in operating assets and liabilities:
      Receivables from subsidiaries              (13,360)       129       (534)
      Receivables                                     36        (76)      (133)
      Other assets                                    (2)        21       (345)
      Accounts payable and accrued expenses        1,946        126      1,608
                                                -------------------------------
Net cash provided (used) by operating activities  (3,386)    10,993     10,967
                                                -------------------------------
Cash flows from investing activities:
  Capital expenditures                               (52)       (18)        (3)
  Pre-acquisition advances to Winona                 -          -       (3,060)
  Cash paid in business acquisition                  -          -         (500)
                                                -------------------------------
Net cash used in investing activities                (52)       (18)    (3,563)
                                                -------------------------------
Cash flows from financing activities
  Repayment of long-term debt                       (877)    (2,248)       -
  Purchase of stock warrants                      (1,000)       -          -
  Proceeds from issuance of common stock              90        764          9
  Redemption of preferred stock                      -         (308)       -
  Purchase of treasury stock - net                (1,325)       (78)       -
  Cash dividends on preferred stock                 (167)      (184)      (141)
                                                -------------------------------
Net cash used in financing activities             (3,279)    (2,054)      (132)
                                                -------------------------------
Net increase (decrease) in cash                   (6,717)     8,921      7,272
Cash at beginning of period                       16,211      7,290         18
                                                -------------------------------
Cash at end of period                            $ 9,494    $16,211     $7,290
                                                ===============================

                                                                  SCHEDULE II

                            HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                 Balance    Charged    Charged
                                    at      to sales    to               Balance
                                beginning      and      other    Deduc-  end of
                                 of year    expenses   accounts  tions    year
                                ------------------------------------------------
Year Ended December 31, 1995
----------------------------
  Allowance for doubtful
   accounts                       $414      $  375       $50     ($135)  $  704
  Allowance for returns and
   adjustments                     828       1,081        83      (665)   1,327

Year Ended December 31, 1996
----------------------------
  Allowance for doubtful
   accounts                     $  704      $  269        -    ($  176)  $  797
  Allowance for returns and
   adjustments                   1,327       2,564        -     (1,841)   2,050

Year Ended December 31, 1997
----------------------------
  Allowance for doubtful
   accounts                     $  797      $  223        -    ($  204)  $  816
  Allowance for returns and
   adjustments                   2,050       3,925        -     (3,496)   2,479



                                                                  SCHEDULE III
                                                                  1 of 2

                            HAMPSHIRE GROUP, LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)
                                                      Initial Cost
                                              --------------------------------
                                                                     Land
                                    Encum-                            and
                                    brances    Land    Buildings    Buildings
                                    -------------------------------------------
Charlottesville-Commercial Bldg.
  Charlottesville, Virginia                     $285     $  397      $  682
Amity Mall-Shopping Center
  Amityville, New York                $637       187        664         851
Project #1-Apartment Units
  St. Petersburg, Russia                -         -         152         152
Project #2-Apartment Units
  St. Petersburg, Russia                -         -         330         330
Project #5-Apartment Units
  St. Petersburg, Russia                -         -         255         255
Project #6-Apartment Units
  St. Petersburg, Russia                -         -         182         182
Project #7-Apartment Units
  St. Petersburg, Russia                -         -         210         210
Project #8-Apartment Units
  St. Petersburg, Russia                -         -         155         155
Project #9-Apartment Units
  St. Petersburg, Russia                -         -         182         182
Project #10-Apartment Units
  St. Petersburg, Russia                -         -         110         110
Deposits and Other                      -         -         254         254
                                    ------------------------------------------
                                      $637      $472     $2,891      $3,363
                                    ==========================================


SCHEDULE III Page 1 of 2 (continued)
                          ---------

                            HAMPSHIRE GROUP, LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)
                                            Cost Capitalized Subsequent
                                                   to Acquisition
                                    -------------------------------------------
                                                                    Land and
                                        Land         Building       Building
                                     Improvements  Improvements   Improvements
                                    -------------------------------------------
Charlottesville-Commercial Bldg.
  Charlottesville, Virginia              -             $   1          $    1
Amity Mall-Shopping Center
  Amityville, New York                   -                 3               3
Project #1-Apartment Units
  St. Petersburg, Russia                 -               184             184
Project #2-Apartment Units
  St. Petersburg, Russia                 -               142             142
Project #5-Apartment Units
  St. Petersburg, Russia                 -               182             182
Project #6-Apartment Units
  St. Petersburg, Russia                 -               120             120
Project #7-Apartment Units
  St. Petersburg, Russia                 -                10              10
Project #8-Apartment Units
  St. Petersburg, Russia                 -               114             114
Project #9-Apartment Units
  St. Petersburg, Russia                 -                29              29
Project #10-Apartment Units
  St. Petersburg, Russia                 -               -                -
Deposits and Other                       -               -                -
                                    ------------------------------------------
                                         -              $785            $785
                                    ==========================================



SCHEDULE III Page 1 of 2 (continued)
                          ---------

                            HAMPSHIRE GROUP, LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)
                                    Gross Amount at Which Carried
                                         at End of Period
                                    ------------------------------
                                             Building
                                                and                Accumulated
                                     Land   Improvements   Total   Depreciation
                                    ------------------------------ ------------
Charlottesville-Commercial Bldg.
  Charlottesville, Virginia           $285      $ 398      $ 683      ($13)
Amity Mall-Shopping Center
  Amityville, New York                 187        667        854        (8)
Project #1-Apartment Units
  St. Petersburg, Russia               -          336        336        -
Project #2-Apartment Units
  St. Petersburg, Russia               -          472        472        -
Project #5-Apartment Units
  St. Petersburg, Russia               -          437        437        -
Project #6-Apartment Units
  St. Petersburg, Russia               -          302        302        -
Project #7-Apartment Units
  St. Petersburg, Russia               -          220        220        -
Project #8-Apartment Units
  St. Petersburg, Russia               -          269        269        -
Project #9-Apartment Units
  St. Petersburg, Russia               -          211        211        -
Project #10-Apartment Units
  St. Petersburg, Russia               -          110        110        -
Deposits and Other                     -          254        254        -
                                    ------------------------------------------
                                     $472      $3,676     $4,148      ($21)
                                    ==========================================

                                                                SCHEDULE III
                                                                2 of 2

                            HAMPSHIRE GROUP, LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

     Base Building             15 years
     Improvements              Over remaining useful lives of the building

The aggregate cost for federal income tax purposes was approximately $4.15 million at December 31, 1997.

The changes in total real estate assets and accumulated depreciation for the period ending December 31, 1997 are as follows:

Total Real Estate Assets                      Accumulated Depreciation
------------------------                      ------------------------
Balance, beginning of period       -          Balance, beginning of period   -
  Acquisitions                   $3,363         Depreciation               ($21)
  Additions and improvements        785         Disposals                    -
---------------------------------------       ----------------------------------
Balance, end of period           $4,148       Balance, end of period       ($21)
=======================================       ==================================

Quarterly Financial and Stock Data (unaudited)
(in thousands, except per share data and stock prices)
In 1997 Quarter Ended                     Mar.29    Jun.28    Sept.27   Dec.31
                                          ------    ------    -------   -------
Net sales                                $23,580   $21,466    $61,008   $58,374
Gross profit                               4,691     4,374     13,769    13,963
-------------------------------------------------------------------------------
Income (loss) from operations                (92)     (255)     6,811     6,163
Income (loss) applicable to common stock    (304)     (277)     5,069     4,351
-------------------------------------------------------------------------------
Income (loss) per common and
 common equivalent share - basic          ($0.08)   ($0.07)     $1.31     $1.13
Income (loss) per common share - diluted  ($0.08)   ($0.07)     $1.16     $0.99
-------------------------------------------------------------------------------
Common stock price: High                  $15.75    $15.75     $17.50    $20.00
                    Low                   $12.75    $14.00     $14.75    $17.50
-------------------------------------------------------------------------------

In 1996 Quarter Ended                     Mar.30    Jun.29    Sept.28   Dec.31
                                          ------    ------    -------   -------
Net sales                                $26,430    $21,243   $49,593   $51,039
Gross profit                               4,878      3,748    12,059    13,145
Commission revenue                            41        284       579        38
-------------------------------------------------------------------------------
Income (loss) from operations               (262)      (373)    5,916     5,800
Income (loss) applicable to common stock    (574)      (642)    4,819     8,109(1)
-------------------------------------------------------------------------------
Income (loss) per common and
  common equivalent share - basic         ($0.15)    ($0.17)    $1.27     $1.99(1)
Income (loss) per common share -diluted   ($0.15)    ($0.17)    $1.11     $1.83(1)
-------------------------------------------------------------------------------
Common stock price: High                  $12.00     $13.00    $12.75    $13.50
                    Low                   $10.38     $10.75    $11.50    $12.25
--------------------------------------------------------------------------------

In 1995 Quarter Ended                      Apr.1     Jul.1    Sept.30   Dec.31
                                          ------    ------    -------   -------
Net sales                                $14,111    $13,580   $39,278   $45,481
Gross profit                               3,032      3,251    10,548    10,066
Commission revenue                            73        222       884       178
-------------------------------------------------------------------------------
Income (loss) from operations               (210)      (236)    4,941     3,295
Income (loss) applicable to common stock    (299)       (93)    4,264     2,705
-------------------------------------------------------------------------------
Income (loss) per common and
  common equivalent share - basic         ($0.08)    ($0.03)    $1.21     $0.73
Income (loss) per common share - diluted  ($0.08)    ($0.03)    $1.08     $0.63
-------------------------------------------------------------------------------
Common stock price: High                   $9.25      $9.25    $11.00    $13.00
                    Low                    $7.00      $8.25     $8.50    $10.00
-------------------------------------------------------------------------------

(1) Income applicable to common stock for the fourth quarter of 1996 includes $3.9 million adjustment to the Company's deferred tax account; and basic and diluted earnings per share for the period includes $0.89 per share relating to the adjustment.

                            HAMPSHIRE GROUP, LIMITED
                               1997 EXHIBIT INDEX

Exhibit No.                                Description
-----------  -----------------------------------------------------------------
 (3)(A)      Restated Certificate of Incorporation of Hampshire Group, Limited
 (3)(A)(1)   Certificate of Amendment to the Certificate of Incorporation of
               Hampshire Group, Limited
 (3)(A)(2)   Amended and Restated By-Laws of Hampshire Group, Limited
 (3)(B)(2)   Agreement of Merger between Hampshire Hosiery, Inc. and
               Hampshire Designers, Inc. dated June 26, 1995
 (3)(B)(3)   Agreement of Merger between Segue (America) Limited
               and H.G. Knitwear, Inc. dated December 26, 1995
 (3)(B)(4)   Agreement and Plan of Merger among Hampshire Group,
               Limited, The Winona Knitting Mills, Inc. and Pete and
               Joyce Woodworth dated June 5, 1995
 (3)(B)(5)   Asset Purchase Agreement among Segue (America) Limited,
               Segue, Ltd. and Neil Friedman dated February 15, 1995
(10)(A)(1)   Employment Agreement between Hampshire Group, Limited
               and Ludwig Kuttner dated May 6, 1992
(10)(A)(2)   Employment Agreement between Hampshire Designers, Inc.
               and Pete Woodworth dated October 10, 1995
(10)(B)(1)   Form of Hampshire Group, Limited 1992 Stock Option Plan
               Amended and Restated effective June 7, 1995
(10)(C)(1)   Form of Hampshire Group, Limited and Affiliates Common
               Stock Purchase Plan for Directors and Executives
               Amended and Restated effective June 7, 1995
(10)(D)(1)   Form of Hampshire Group, Limited and Subsidiaries
               401(k) Retirement Savings Plan
(10)(D)(2)   Form of Hampshire Group, Limited Voluntary Deferred Compensation
               Plan for Directors and Executives Amended and Restated
               December 30, 1997
(10)(J)(1)   Lease Agreements between Hampshire Designers, Inc.  and
               Commerce Center Associates for the Company's Anderson,
               South Carolina corporate offices dated May 1, 1994
(10)(J)(2)   Lease Agreements between Hampshire Designers, Inc. and
               Commerce Center Associates for the Company's Anderson,
               South Carolina distribution center dated May 1, 1994

                        (Exhibits continued on next page)

                        (Exhibits continued from previous page)

(10)(J)(3)   Lease Agreement between Hampshire Designers, Inc.
               and Leslie R. Woodworth, et al for the Winona, Minnesota manufacturing plant dated October 10, 1995
(10)(J)(4)   Lease Agreement between the Hampshire Designers, Inc.
               and Pete Woodworth and Joyce Woodworth for the La Crescent, Minnesota manufacturing plant dated October 10, 1995
(10)(K)      Loan and Security Agreement between Hampshire Hosiery, Inc.
               and MetLife Capital Corporation, dated July 30, 1993
(10)(K)(1)   Loan and Security Agreement among San Francisco
               Knitworks, Inc., Hampshire Designers, Inc. and
             MetLife Capital Corporation dated May 13, 1994
(10)(K)(2)     Loan and Security Agreement among San Francisco
             Knitworks, Inc., Hampshire Designers, Inc. and
               MetLife Capital Corporation dated October 12, 1994
(10)(K)(3)   Loan and Security Agreement among San Francisco
               Knitworks, Inc., Hampshire Designers, Inc. and
             MetLife Capital Corporation dated September 22, 1995
(10)(M)        Agreement between Glamourette Fashion Mills, Inc. and
               The Commonwealth of Puerto Rico on Repatriation of Earnings (the "Closing Agreement"), dated June 30, 1993
(10)(N)      Loan and Security Agreement between Hampshire Designers, Inc.
               and SouthTrust Bank of Alabama, N.A. dated May 1, 1994
(10)(O)      Loan and Security Agreement between Hampshire Designers, Inc.
               and Central Fidelity National Bank dated February 8, 1995
(10)(Q)      Loan Agreement between Hampshire Designers, Inc. and
               NationsBank of South Carolina, N.A. dated June 27, 1995
(11)         Statement Re Computation of Income per Share
(21)         Subsidiaries of the Company
(23)         Consent of Price Waterhouse LLP
(27)         Financial Data Schedule