Form 10-Q
period 1998-03-28
HAMPSHIRE GROUP LTD
filed 1998-05-01
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 28, 1998.
                                          or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class                   Number of Shares Outstanding
              Of Securities                               May 1, 1998
        -----------------------------            ----------------------------
        Common Stock,  $.10 Par Value                      4,161,781

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                 March 28, 1998


PART I - FINANCIAL INFORMATION                                             Page

Item 1 - Financial Statements

         Consolidated Balance Sheet as of March 28, 1998 and
         December 31, 1997                                                   3

         Consolidated Statement of Operations for the Three Months
         Ended March 28, 1998 and March 29, 1997                             5

         Consolidated Statement of Comprehensive Income for the Three
         Months Ended March 28, 1998 and March 29, 1997                      6

         Consolidated Statement of Cash Flows for the Three Months
         Ended March 28, 1998 and March 29, 1997                             7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  12

Item 4 - Submission of Matters to a Vote of Security Holders                12

Item 6 - Exhibits and Reports on Form 8-K                                   12

Signature Page                                                              13


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                     ASSETS
                                                       March 28,   December 31,
                                                         1998         1997
                                                       ---------   ------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                            $  1,091      $12,003
  Available-for-sale securities                           1,130          914
  Accounts receivable - net                              14,851       16,615
  Inventories                                            28,800       18,728
  Deferred tax asset                                      3,153        3,198
  Other current assets                                      821          554
                                                       ---------------------
    Total current assets                                 49,846       52,012

Property, plant and equipment - net                      15,339       15,093
Real property investments - net                           4,672        4,127
Long-term investments                                     4,135        3,051
Available-for-sale securities                               757          547
Deferred tax asset                                        2,326        2,326
Intangible assets - net                                   3,292        3,385
Other assets                                                 67           44
                                                       ---------------------
                                                        $80,434      $80,585
                                                       =====================

(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                                       March 28,   December 31,
                                                         1998         1997
                                                       ---------   ------------
                                                     (Unaudited)

Current liabilities:
 Current portion of long-term debt                     $ 2,883       $ 2,911
 Notes payable to related parties                          375           500
 Notes payable under lines of credit                     1,000           -
 Accounts payable                                        6,288         4,068
 Accrued liabilities                                     6,757         8,230
                                                       ---------------------
   Total current liabilities                            17,303        15,709

Long-term debt                                           5,387         6,084
Notes payable to related parties                           -             125
Deferred compensation                                    1,198           957
                                                       ---------------------
   Total liabilities                                    23,888        22,875
                                                       ---------------------
Common stockholders' equity:
  Common stock                                             419           419
  Additional paid-in capital                            27,322        27,322
  Retained earnings                                     29,710        31,038
  Accumulated other comprehensive income (loss)            (13)          (89)
  Treasury stock                                          (892)         (980)
                                                       ---------------------
    Total common stockholders' equity                   56,546        57,710
                                                       ---------------------
                                                       $80,434       $80,585
                                                       =====================

(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                        Three Months Ended
                                                        -------------------
                                                      March 28,       March 29,
                                                        1998             1997
                                                      --------        ---------
                                                            (Unaudited)
Net sales                                             $26,180           $23,580
Cost of goods sold                                     21,757            18,889
                                                      -------------------------
  Gross profit                                          4,423             4,691
Other revenue                                              76               -
                                                      -------------------------
                                                        4,499             4,691
Selling, general and administrative expenses            5,964             4,783
                                                      -------------------------
Loss from operations                                   (1,465)              (92)
Other income (expense):
  Interest expense                                       (185)             (221)
  Miscellaneous                                           142               (11)
                                                      -------------------------
Loss before income taxes                               (1,508)             (324)
Benefit for income taxes                                  350                64
                                                      -------------------------
Net loss                                               (1,158)             (260)
Preferred dividend requirements                           -                 (44)
Net loss applicable to common stock                  ($ 1,158)          ($  304)
                                                      =========================
Net loss per common share                              ($0.28)           ($0.08)

Weighted average number of shares outstanding           4,105             3,864

(The accompanying notes are an integral part of these financial statements.)

                                       5


                            HAMPSHIRE GROUP, LIMITED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                        Three Months Ended
                                                        -------------------
                                                      March 28,       March 29,
                                                        1998             1997
                                                      --------        ---------
Net income (loss)                                     ($1,158)          ($260)
                                                      --------------------------
Other comprehensive income, net of tax:
  Unrealized holding gains on securities
   arising during periods                                 121             -
  Income tax expense related to items of other
   comprehensive income                                   (45)            -
                                                      --------------------------
Other comprehensive income                                 76             -
                                                      --------------------------
Comprehensive income (loss)                           ($1,082)           ($260)
                                                      ==========================



(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                        Three Months Ended
                                                        -------------------
                                                      March 28,       March 29,
                                                        1998             1997
                                                      --------        ---------
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss                                            ($1,158)       ($  260)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                         1,151            923
  Loss on sale of assets                                  -               (2)
  Net change in operating assets and liabilities:
    Receivables                                         1,764         (1,468)
    Inventories                                       (10,072)        (7,410)
    Other assets                                         (290)           (55)
    Accounts payable                                    2,220          1,396
    Accrued liabilities                                (1,473)            83
    Deferred compensation                                 241             60
                                                      -----------------------
  Net cash used in operating activities                (7,617)        (6,733)
                                                      -----------------------
Cash flows from investing activities:
  Capital expenditures                                 (1,293)          (544)
  Purchase of available-for sale securities - net        (277)           -
  Proceeds from sales of property and equipment           -               40
  Real estate properties                                 (563)          (267)
  Long term investments                                (1,110)           -
                                                      -----------------------
Net cash used in investing activities                  (3,243)          (771)
                                                      -----------------------
Cash flows from financing activities:
  Net borrowings under lines of credit                  1,000            -
  Repayment of long-term debt                            (725)          (672)
  Repayment of related party debt                        (250)          (627)
  Treasury stock purchased - net                          (77)          (548)
  Proceeds from issuance of common stock                  -               90
  Payment of preferred stock dividends                    -              (44)
                                                      -----------------------
    Net cash used by financing activities                 (52)        (1,801)
                                                      -----------------------
Net decrease in cash and cash equivalents             (10,912)        (9,305)
Cash and cash equivalents at beginning of period       12,003         20,385
                                                      -----------------------
Cash and cash equivalents at end of period            $ 1,091        $11,080
                                                      =======================

(The accompanying notes are an integral part of these financial statements.)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year due to the seasonality of the business. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

Net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Certain accounts previously reported have been reclassified to conform to classifications used in 1998.

INVENTORIES

A summary of inventories by component is as follows:

                                            (in thousands)
                                  March 28, 1998   Dec. 31, 1997
                                  --------------  -------------
Finished goods                        $20,670        $11,512
Work-in-progress                        7,776          6,938
Raw materials and supplies              4,743          4,393
                                     --------------------------
                                       33,189         22,843
Less-LIFO reserve                      (4,389)        (4,115)
                                     --------------------------
  Net inventories                     $28,800        $18,728
                                     ==========================

REVOLVING CREDIT FACILITY

The Company has as its principal credit facility through May 31, 1998 a $20 million line of credit and an $8 million letter of credit facility, not to exceed $25 million in the aggregate. Advances under the line of credit are limited to the lesser of: (1) $20 million; or (2) the sum of (i) 85% of the eligible accounts receivable and (ii) a seasonal adjustment of $6 million during the period from March 1 to October 31.

Loans under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loans are secured by the trade accounts receivable of Hampshire Designers and are guaranteed by Hampshire Group, Limited. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

The Company also has two other credit facilities of $4.5 million in the aggregate and an additional letter of credit facility in the amount of $4.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

BUSINESS SEGMENT DATA

Set forth below are the Company's results of operations by business segment for the three months ended March 28, 1998 and March 29, 1997:
                                       (in thousands)
                                     Three Months Ended
                                     ------------------
                                    March 28,   March 29,
                                      1998        1997
                                    ---------   ---------
Net sales:
  Sweaters                           $21,693    $18,850
  Hosiery                              4,487      4,730
                                    ---------------------
                                     $26,180    $23,580
                                    =====================
Gross profit:
  Sweaters                           $ 4,019    $ 4,244
  Hosiery                                404        447
                                    ---------------------
                                     $ 4,423    $ 4,691
                                    =====================

Operating profit (loss):
  Sweaters                          ($   628)   $   702
  Hosiery                               (350)      (330)
  Investments                             (8)       -
                                    ---------------------
                                        (986)       372
Less - Corporate expenses               (479)      (464)
                                    ---------------------
Loss from operations                ($ 1,465)  ($    92)
                                    =====================

RESULTS OF OPERATIONS

Three Months Ended March 28, 1998 Compared With Three Months Ended March 29,
1997.

The Company's net sales for the quarter ended March 28, 1998 were $26,180,000, as compared with $23,580,000 for the quarter ended March 29, 1997. The increase of $2,600,000 was attributable to increased sales in the sweater segment.

Sweater segment net sales were $21,693,000 for the three months ended March 28, 1998, as compared with $18,850,000 for same period in the preceding year. The $2,843,000, or 15.1%, increase was attributable to a couple of factors. First was the increase in sales of the novelty imported products sold under the labels Designers Originals Sport and Designers Originals Studio. Second, Hampshire Brands division, created in late 1997 to sell men's sweaters under the Jantzen, Geoffrey Beene, Robert Stock and Ron Chereskin labels, had sales in 1998 and there were no comparable sales for 1997. Excluding the sales of the newly formed Hampshire Brands division, unit volume for the sweater segment increased 17.8% for the first quarter of 1998 but was offset by a 6.7% decrease in sales due a shift in the mix to lower priced goods.

Hosiery segment net sales were $4,487,000 for the three months ended March 28, 1998, as compared to $4,730,000 for the three months ended March 29, 1997. The 5.1% decrease was the result of a shift in mix to lower priced goods. For the quarter, unit volume increased 6.2% as compared to the same period in 1997 but the shift in mix to lower priced goods resulted in an 11.3% decrease in sales.

Gross profit for the three months ended March 28, 1998 decreased by $268,000 from $4,691,000 in the first quarter of 1997 to $4,423,000 in the first quarter of 1998. As a percentage of net sales, the gross profit decreased by 3.0% from 19.9% to 16.9%. This decrease is due primarily to lower gross profit percentages in the sweater segment.

Sweater segment gross profit decreased by $225,000 or, as a percentage of net sales, decreased by 4.0% from 22.5% in 1997 to 18.5% in 1998. This 4.0% decrease was the result of unfavorable manufacturing variances in the Designers Originals and private-label manufacturing facilities.

In the hosiery segment, gross profit decreased by $43,000 or, as a percentage of net sales, decreased by 0.5% from 9.5% in 1997 to 9.0% in 1998. The decrease was the result of lower than expected production levels that resulted in manufacturing inefficiencies.

Selling, general and administrative expenses for the three months ended March 28, 1998 were $5,964,000, as compared with $4,783,000 for the same period in 1997. The increase is attributable to start-up costs associated with the newly created Hampshire Brands division.

Loss from operations for the three months ended March 28, 1998 totaled $1,465,000 as compared with a loss of $92,000 for the same period in 1997. The result was due to the lower gross profit percentages and the start-up costs attributable to the Hampshire Brands division.

The investment segment, Hampshire Investments, Limited ("Hampshire Investments"), broke even for the three months ended March 28, 1998. It continues to make long-term investments in real property and other assets and continues to invest in securities of unrelated companies.

SEASONALITY

Approximately two-thirds of sweater sales occur in the second half of the year. The hosiery segment sales are not seasonal.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the buildup in inventories and accounts receivable which reach their maximum requirements in the third quarter, servicing long-term debt, funding capital expenditures for machinery and equipment and making investments, through its investment subsidiary, in assets unrelated to the operations of the apparel business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving lines of credit and long-term financing.

Net cash used in operations for the three months ended March 28, 1998 totaled $7,617,000 of which the primary use was the build-up of inventory for shipments later in the year. Capital expenditures for 1998 are currently planned to be approximately $4,000,000, of which $1,293,000 has been expended through March 28, 1998. The planned expenditures are primarily for manufacturing equipment and facility improvements.

The Company continues to make investments in unrelated assets through its investment subsidiary. During the three months ended March 28, 1998, Hampshire Investments used $1,740,000 of which $1,085,000 was use to purchase and renovate real property and invest in real estate limited partnerships. In addition, $500,000 was invested in an international investment fund.

At March 28, 1998, the Company is renewing, with several banks, a revolving credit facility to accommodate its short-term financing needs through May 31, 1999. Advances under the new facility will be limited to 85% of eligible accounts receivable, plus a seasonal over-advance from March through October, not to exceed $42 million at any time. The line will be secured by the receivables and common stock of the subsidiaries of the Company.

The Company also has other credit facilities which provides an additional $4.5 million in lines of credit and an additional $4.0 million for international letters of credit.

As of March 28, 1998, the Company had advances of $1 million under lines of credit and $7.2 of letters of credit outstanding.

The Company has received a commitment from two insurance companies for a term loan ("Senior Notes") of $15 million at 7.05% with repayment terms of seven equal annual installments commencing January 2002. Interest will be payable semi-annually and the loan will be secured pari passu with the Company's bank revolving credit facility. The Senior Notes are expected to be delivered in the second quarter of 1998.

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

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits

      Exhibit No.                   Description
      -----------  ---------------------------------------------------
      (10)(A)(3) Employment Agreement between Ludwig Kuttner and Hampshire Group, Limited dated as of January 1, 1998
      (11)         Statement Re Computation of Income per Share
      (27)         Financial Data Schedule

  b)  Reports on Form 8-K filed during the quarter.

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HAMPSHIRE GROUP, LIMITED
                                    (Registrant)



Date:       May 1, 1998                  /s/ Ludwig Kuttner
       ------------------------          ------------------------
                                         Ludwig Kuttner
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:        May 1, 1998                 /s/ Charles W. Clayton
       ------------------------          ------------------------
                                         Charles W. Clayton
                                         Vice President, Secretary, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)