Form 10-Q
period 1998-06-27
HAMPSHIRE GROUP LTD
filed 1998-08-11
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 27, 1998.
                                          or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.


                          Commission File No. 33-47577


                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                   06-0967107
      (State of Incorporation)             (I.R.S. Employer Identification No.)

                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29625
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)



       (Registrant's Telephone Number, Including Area Code) (864) 225-6232


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class                   Number of Shares Outstanding
              Of Securities                            August 3, 1998
        -----------------------------            ----------------------------
        Common Stock,  $.10 Par Value                     4,164,691
                                          1

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                 June 27, 1998


PART I - FINANCIAL INFORMATION                                             Page

Item 1 - Financial Statements

         Consolidated Balance Sheet as of June 27, 1998,
         June 28, 1997 and December 31, 1997                                 3

         Consolidated Statement of Operations for the Three Months
         and Six Months Ended June 27, 1998 and June 28, 1997                5

         Consolidated Statement of Comprehensive Income for the Six
         Months and Three Months Ended June 27, 1998 and June 28, 1997       6

         Consolidated Statement of Cash Flows for the Six Months
         Ended June 27, 1998 and June 28, 1997                               7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  14

Item 4 - Submission of Matters to a Vote of Security Holders                14

Item 6 - Exhibits and Reports on Form 8-K                                   14

Signature Page                                                              15


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                     ASSETS

                                                June 27,    June 28,   Dec. 31,
                                                 1998         1997       1997
                                                --------    --------   --------
                                              (unaudited)  (unaudited)
Current assets:
  Cash and cash equivalents                   $    438      $   659    $12,003
  Available-for-sale securities                  1,011          560        914
  Accounts receivable trade - net               18,490       15,405     16,227
  Other receivables                              1,234          957        434
  Inventories                                   47,157       39,314     18,728
  Deferred tax asset                             3,173        1,631      3,198
  Other current assets                             964          344        508
                                              --------      -------    -------
    Total current assets                        72,467       58,870     52,012

Property, plant and equipment - net             15,224       13,622     15,093
Deferred tax asset                               2,326        3,640      2,326
Real property investments - net                  5,728          900      4,127
Intangible assets - net                          3,212        3,009      3,385
Notes receivable - long term                       115          109        -
Long-term investments                            5,420        1,423      3,051
Trading assets held in retirement trust            901          -          547
Other assets                                        35            6         44
                                              --------      -------    -------
                                              $105,428      $81,579    $80,585
                                              ========      =======    =======



(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                                               June 27,    June 28,   Dec. 31,
                                                 1998        1997        1997
                                               --------    --------   --------
                                             (unaudited)  (unaudited)
Current liabilities:
  Borrowings under lines of credit            $ 9,968      $ 9,365        -
  Current portion of long-term debt             3,478        2,579     $  2,911
  Notes payable to related parties                250          500          500
  Accounts payable                              8,282        6,906        4,068
  Accrued liabilities                           7,010        6,709        8,230
                                             --------      -------     --------
    Total current liabilities                  28,988       26,059       15,709

Long-term debt                                 19,316        5,370        6,084
Notes payable to related parties                  -            375          125
Deferred compensation                             901          -            547
Other deferred compensation                       473          350          410
                                             --------      -------     --------
  Total liabilities                            49,678       32,154       22,875
                                             --------      -------     --------
Redeemable, convertible preferred stock,
  at redemption value                             -          3,089          -
                                             --------      -------     --------
Common stockholders' equity:
  Common stock                                    423          392          419
  Additional paid-in capital                   27,845       24,145       27,474
  Retained earnings                            28,710       22,481       30,886
  Accumulated other comprehensive
    income (loss)                                 (47)         -            (89)
  Treasury stock                               (1,181)        (682)        (980)
                                             --------      -------     --------
    Total common stockholders' equity          55,750       46,336       57,710
                                             --------      -------     --------
                                             $105,428      $81,579      $80,585
                                             ========      =======     =======

(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                         Three Months Ended   Six Months Ended
                                        -------------------- -------------------
                                        June 27,    June 28,  June 27,  June 28,
                                          1998       1997      1998      1997
                                        ---------  --------- --------- ---------
                                             (unaudited)         (unaudited)
Net sales                               $28,599     $21,466   $54,779   $45,077
Cost of goods sold                       23,532      17,092    45,289    36,012
                                        -------     -------   -------   -------
  Gross profit                            5,067       4,374     9,490     9,065
Other revenue                               102         -         178       -
                                        -------     -------   -------   -------
                                          5,169       4,374     9,668     9,065
Selling, general & administrative
  expenses                                6,017       4,629    11,982     9,412
                                        -------     -------   -------   -------
Loss from operations                       (848)       (255)   (2,314)     (347)
Other income (expense):
  Interest expense                         (423)       (210)     (606)     (432)
  Interest income                            14         161       127       241
  Miscellaneous                             232          11       260       (80)
                                        -------     -------   -------   -------
Loss before income taxes                 (1,025)       (293)   (2,533)     (618)
Benefit (provision) for income taxes        225          58       575       122
                                        -------     -------   -------   -------
Net loss                                   (800)       (235)   (1,958)     (496)
Preferred dividend requirements             -           (42)      -         (86)
                                        -------     -------   -------   -------
Net loss applicable to common stock     ($  800)    ($  277)  ($1,958)  ($  582)
                                        =======     =======   =======   =======
Net loss per common share                ($0.19)     ($0.07)   ($0.48)   ($0.15)
                                         ======      ======    ======    ======
Weighted average number
  of shares outstanding                   4,137       3,851     4,122     3,858
                                          =====       =====     =====     =====

(The accompanying notes are an integral part of these financial statements.)

                                       5


                            HAMPSHIRE GROUP, LIMITED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                         Six Months Ended
                                                        -------------------
                                                  June 27, 1998  June 28, 1997
                                                  -------------  -------------
Net loss for the period                                 ($1,958)         ($496)
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on
   securities arising during periods             ($29)              -
  Plus reclassification adjustment for losses
    included in net income                         71               -
                                                 -----            ------
Other comprehensive income                                   42             -
                                                         -------         ------
Comprehensive income (loss)                             ($1,916)         ($496)
                                                         =======         =====


                                                         Three Months Ended
                                                         ------------------
                                                  June 27, 1998    June 28, 1997
                                                  -------------    -------------
Net loss for the period                                   ($800)         ($235)
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on
   securities arising during periods              ($55)              -
  Plus reclassification adjustment for losses
    included in net income                          21               -
                                                 -----            ------
Other comprehensive income                                  (34)           -
                                                           -----         ------
Comprehensive income (loss)                               ($834)         ($235)
                                                           =====         ======



(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                         Six Months Ended
                                                        -------------------
                                                      June 27,       June 28,
                                                        1998           1997
                                                      --------      ---------
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss for the period                             ($ 1,958)      ($   496)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                          2,364          1,870
  Gain on sale of assets                                   (16)           -
  Net change in operating assets and liabilities:
    Receivables                                         (3,146)        (2,739)
    Inventories                                        (28,429)       (24,443)
    Other assets                                          (481)          (238)
    Accounts payable                                     4,214          3,186
    Accrued liabilities                                 (1,220)           144
    Deferred compensation                                  417            -
                                                      --------        --------
    Net cash used in operating activities              (28,255)       (22,716)
                                                      --------        --------
Cash flows from investing activities:
  Real property and other investments                   (4,011)        (1,834)
  Marketable securities                                   (385)          (257)
  Capital expenditures                                  (2,279)        (1,802)
  Proceeds from sales of property and equipment             15             66
                                                      --------        --------
    Net cash used in investing activities               (6,660)        (3,827)
                                                      --------        --------
Cash flows from financing activities:
  Net borrowings under lines of credit                   9,968          9,365
  Proceeds from issuance of long-term debt              15,260            -
  Repayment of long-term debt                           (1,461)        (1,313)
  Repayment of related party debt                         (375)          (627)
  Treasury stock purchased                                 (42)          (654)
  Proceeds from issuance of common stock                   -               90
  Payment of preferred stock dividends                     -              (44)
                                                      --------        --------
    Net cash provided by financing activities           23,350          6,817
                                                      --------        --------
Net decrease in cash and cash equivalents              (11,565)       (19,726)
Cash and cash equivalents at beginning of period        12,003         20,385
                                                      --------        --------
Cash and cash equivalents at end of period            $    438        $   659
                                                      ========        ========

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

INVENTORIES

A summary of inventories by component is as follows:

---------------------------------------------------------------

                                    (in thousands)
                              June 27,    June 28,   Dec. 31,
                               1998         1997       1997
                             ---------   ---------   --------
Finished goods                $34,661     $27,815     $11,512
Work-in-progress                9,577      10,976       6,938
Raw materials and supplies      7,308       5,239       4,393
                              -------     -------     -------
                               51,546      44,030      22,843
 Less-LIFO reserve             (4,389)     (4,716)     (4,115)
                              -------     -------     -------
    Net inventories           $47,157     $39,314     $18,728
                              =======     =======     =======
---------------------------------------------------------------

REVOLVING CREDIT FACILITY

The Company has renewed its principal credit facility through May 26, 1999 with three participating commercial banks. The credit facility consists of a $42 million combined line of credit and letter of credit facility. Advances under the facility are limited to the lesser of: (1) the amount set forth above; or
(2) the sum of (i) 85% of the eligible accounts receivable; and (ii) a seasonal adjustment of up to $12 million from March 1 to October 31.

Advances under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, other than certain factored trade accounts receivable. The Company has pledged as security the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

(Notes continued)

The Company also has two other credit facilities of $4.5 million in the aggregate and an additional letter of credit facility in the amount of $4.0 million.

SALE OF SENIOR NOTES

In the second quarter of 1998, the Company sold Senior Notes ("Senior Notes") in the principal amount of $15 million to two insurance companies. The Senior Notes, which bear interest at a rate of 7.05% per annum, shall be payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are secured pari passu with the Company's revolving credit facilities.

SUBSEQUENT EVENT

In July 1998, the Company sold its designer-branded women's line marketed under the Mary Jane Marcasiano label. The consideration consisted of $549,000 in cash, the assumption of all production contracts entered into for the upcoming seasons and the assumption of all employees. The transaction will not have a material impact on the Company or its operations.

In July 1998, the Company reached an agreement in principal to enter into a joint venture, Intertex Apparel, Ltd., with Marc and Jack Setton to import and market Airport brand junior sweaters, Kikit brand casual week-end sportswear and private-label junior apparel.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. Under SFAS 133 derivatives may be designated as fair value hedges, cash flow hedges or foreign currency hedges as long as they are effective in hedging the identified risks. SFAS 133 requires an entity to establish at inception of the hedge the method it will use for assessing effectiveness and the measurement approach for determining the ineffective portion of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier adoption is encouraged. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company does not expect that adoption of SFAS 133 will have a material impact upon the consolidated financial statements.

TRADING ASSETS HELD IN RETIREMENT TRUST

Under a plan adopted by the Company in 1997, certain executives are permitted to defer annually a portion of their compensation. These deferrals are then invested in certain mutual funds that have been classified as trading securities and shown in the long-term asset section to match the corresponding deferred compensation liability. Unrealized gains or losses are recorded in the statement of operations in miscellaneous income and the corresponding change in the liability account due to the unrealized market fluctuations is recorded in compensation expense.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

BUSINESS SEGMENT DATA

Set forth below are the Company's results of operations by business segment for the periods presented:

                                                   (in thousands)
                                     Three Months Ended      Six Months Ended
                                     --------------------   -------------------
                                     June 27,    June 28,   June 27,   June 28,
                                       1998        1997       1998       1997
                                     --------    --------   --------   --------
Net sales:
  Sweaters                           $23,241     $16,055     $44,934   $34,936
  Hosiery                              5,358       5,411       9,845    10,141
                                     -------     -------     -------   -------
                                     $28,599     $21,466     $54,779   $45,077
                                     =======     =======     =======   =======
Gross profit:
  Sweaters                           $ 4,389     $ 3,528     $ 8,408   $ 7,772
  Hosiery                                678         846       1,082     1,293
                                     -------     -------     -------   -------
                                     $ 5,067     $ 4,374     $ 9,490   $ 9,065
                                     =======     =======     =======   =======
Operating profit (loss):
  Sweaters                          ($   145)    $   289    ($ 1,022)  $   991
  Hosiery                                (87)         34        (437)     (296)
  Investments                            (20)        -           (30)      -
                                     -------     -------     -------   -------
                                        (252)        323      (1,489)      695
Less - Corporate expenses               (596)       (578)       (825)   (1,042)
                                     -------     -------     -------   -------
Loss from operations                ($   848)   ($   255)   ($ 2,314) ($   347)
                                     =======     =======     =======   =======

RESULTS OF OPERATIONS

Six Months ended June 27, 1998 and June 28, 1997
------------------------------------------------

The Company's net sales for the first six months of 1998 increased 21.5% to $54,779,000. The increase was attributable to sales of the sweater segment offset by a reduction in the hosiery segment.

Net sales in the sweater segment increased 28.6% over the same period the previous year. This increase was attributable to several factors. First was the increase in sales of the novelty imported products sold under the labels Designers Originals Sport and Designers Originals Studio. Second, Hampshire Brands Division, created in late 1997 to sell men's sweaters under the Jantzen, Geoffrey Beene, Robert Stock and Ron Chereskin labels, had sales in 1998 and there were no comparable sales for 1997. Excluding sales of the newly formed Hampshire Brands Division, unit volume for the sweater segment increased 27.1% for the six months of 1998, but was offset by a 8.4% decrease in sales due to a shift in the mix to lower priced goods.

Hosiery segment net sales were $9,845,000 for the six months as compared to $10,141,000 for the comparable period a year ago. The 2.9% decrease was a result of a shift in mix to lower priced goods. During the period, unit volume was up 5.0% but the shift in mix resulted in a 7.9% decrease in sales.

Gross profit for the first six months of 1998 increased by $425,000, but as a percentage of net sales, decreased from 20.1% to 17.3%. This was the result of lower gross profit percentages in both segments.

Sweater segment gross profit decreased from 22.2% of net sales for the first six months of 1997 to 18.7% for the same period in 1998. This decrease was caused by unfavorable manufacturing variances in certain domestic manufacturing facilities relating to the start-up of new products.

In the hosiery segment, gross profit was down in both dollar terms and as a percentage of net sales. It decreased 1.8% to 11.0% for the first six months of 1998 compared with 12.8% for the first six months of 1997. The decrease resulted from unfavorable variances from lower than expected manufacturing levels as the Company continues its strategy of focusing on providing a limited number of profitable styles.

Selling, general and administrative expenses for the six months ended June 27, 1998 were $11,982,000, as compared with $9,412,000 for the same period in 1997. This increase is attributable to the start-up costs associated with the Hampshire Brands Division.

The investment segment, Hampshire Investment, Limited ("Hampshire Investments"), made a profit of $17,000 for the six months ended June 27,1998. It continues to make long-term investments in real property and other assets and invest in securities of unrelated companies.

Three Months ended June 27, 1998 and June 28, 1997
--------------------------------------------------

The Company's net sales for the first three months ended June 27, 1998 were $28,599,000 compared to $21,466,000 for the three months ended June 28, 1997. The 33.2% increase was attributable to the sweater segment offset by a reduction in the hosiery segment.

Net sales in the sweater segment increased 44.8% over the same period the previous year. This increase was primarily attributable to three factors. First was the increase in sales of the Designers Originals branded acrylic sweaters. Second was the increase in sales of the novelty imported products sold under the labels Designers Originals Sport and Designers Originals Studio. Third, Hampshire Brands Division, created in late 1997 to sell men's sweaters under the Jantzen, Geoffrey Beene, Robert Stock and Ron Chereskin labels, had sales in 1998 and there were no comparable sales for 1997. Excluding sales of the newly formed Hampshire Brands Division, unit volume for the sweater segment increased 39.9% for the six months of 1998 but was offset by a 6.5% decrease in sales due to a shift in the mix to lower priced goods.

Hosiery segment net sales were $5,358,000 for the three months as compared to $5,411,000 for the comparable period a year ago. The 1.0% decrease was a result of a shift in mix to lower priced goods. During the period, unit volume was up 3.7% but the shift in mix resulted in a 4.7% decrease in sales.

Gross profit for the three months ended June 27, 1998 increased by $693,000, but as a percentage of net sales, decreased 2.7% to 17.7% from 20.4%. This was the result of lower gross profit percentages in both segments with the sweater segment having the larger decline of the two.

Sweater segment gross profit decreased 3.1% to 18.9% for three months ended June 27, 1998 from 22.0% of net sales for the same period in 1997. This decrease was caused by unfavorable manufacturing variances in certain domestic manufacturing facilities relating to the start-up of new products.

In the hosiery segment, gross profit was down in both dollar terms and as a percentage of net sales. It was 12.7% in the second quarter of 1998 compared with 15.6% in the second quarter of 1997. This decrease was the result of lower than expected manufacturing levels.

Selling, general and administrative expenses for the three months ended June 27, 1998 were $6,017,000 as compared with $4,629,000 for the same period in 1997. This increase is attributable to the start-up costs associated with the Hampshire Brands Division. Hampshire Investments made a profit of $15,000 for the three months ended June 27, 1998. It continues to make long-term investments in real property and other assets and invest in securities of unrelated companies.

SEASONALITY

Over two-thirds of sweater segment sales occur in the second half of the year. The hosiery segment sales are not seasonal.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the buildup in inventories and accounts receivable (which reach their maximum requirements in the third quarter), servicing long-term debt, funding capital expenditures for machinery and equipment and investing in 1998 approximately $10 million in assets not used in the apparel business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term equipment financing.

Net cash used in operations for the six months ended June 27, 1998 totaled $28,255,000 of which the primary use was to produce inventory for shipments later in the year. Net cash used by investing activities for the six months totaled $6,660,000 of which the primary uses were to fund capital expenditures and fund the purchase of real property investments and other investments. Capital expenditures for the period, planned to be approximately $4,000,000 for the year, were $2,279,000. Investments in real property and other was $4,011,000 of which approximately $1,600,000 was in real property and the remainder consisting of various equity investments.

Cash flow provided by financing activities was $23,350,000 with the primary sources being the revolving credit facility and the $15,000,000 Senior Note placement.

The Company renewed its principal credit facility through May 26, 1999 with three participating commercial banks. This consists of a combined $42 million line of credit and letter of credit facility subject to applicable sub- limits of 85% of eligible accounts receivable plus a seasonal overadvance of up to $12 million from March 1 through October 31. Advances under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, other than certain factored trade accounts receivable. The Company has pledged as security the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. Letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

The working capital needs of the joint venture, Intertex Apparel, Ltd., is expected to total approximately $8.0 million over the remainder of 1998.

In the second quarter of 1998, the Company sold $15 million worth of Senior Notes to two insurance companies. These notes, which bear interest at a rate of 7.05% per annum, are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The loans shall be secured pari passu with the Company's revolving credit facility.

The Company believes its cash flow from operations, borrowings under its credit lines, and proceeds from the sale of the Senior Notes will provide adequate resources to meet its operational needs and capital requirements for the foreseeable future.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on May 6, 1998, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated April 3, 1998:

     Each of the five nominees standing for re-election (Ludwig Kuttner, Herbert Elish, Harvey L. Sperry, Eugene Warsaw and Peter W. Woodworth) were elected as Directors of the Company by a majority of the votes cast in the election.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

  a) Exhibits

     Exhibit No.                   Description
     -----------  ---------------------------------------------------
     (10)(H)(1) Note Purchase Agreement between Hampshire Group, Limited Phoenix Home Life Mutual Insurance Company and The Ohio National Life Insurance Company dated May 15, 1998.
     (10)(H)(2) Credit Agreement and Guaranty between Hampshire Group, Limited and The Chase Manhattan Bank, Republic National Bank of New York and NationsBank, N.A. dated May 28, 1998
     (11)         Statement Re Computation of Loss per Share
     (27)         Financial Data Schedule

  b) Reports on Form 8-K filed during the quarter.

     There were no reports filed by the Company on Form 8-K during the quarter ended June 27, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HAMPSHIRE GROUP, LIMITED
                                        (Registrant)



Date:    August 10, 1998                /s/ Ludwig Kuttner
       ------------------------         ------------------------
                                        Ludwig Kuttner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:    August 10, 1998                /s/ Charles W. Clayton
       ------------------------         ------------------------
                                        Charles W. Clayton
                                        Vice President, Secretary, Treasurer
                                          and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)