Form 10-Q
period 1998-09-26
HAMPSHIRE GROUP LTD
filed 1998-11-06
CIK 887150

UNITED
                         STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 26, 1998 .

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.


                          Commission File No. 33-47577


                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                    06-0967107
  (State of Incorporation)             (I.R.S. Employer Identification No.)

                              POST OFFICE BOX 2667
                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29625
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)


       (Registrant's Telephone Number, Including Area Code) (864) 225-6232


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of Each Class                   Number of Shares Outstanding
        Of Securities                             November 2, 1998
------------------------------              ----------------------------
Common Stock,  $0.10 Par Value                        4,159,741

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                               September 26, 1998


PART I - FINANCIAL INFORMATION                                          Page

  Item 1 -  Financial Statements

  Consolidated Balance Sheet as of September 26, 1998,
  September 27, 1997 and December 31, 1997                                3

  Consolidated Statement of Operations for the Three Months and
  Nine Months Ended September 26, 1998 and September 27, 1997             5

  Consolidated Statement of Comprehensive Income for the Three
  Months and Nine Months Ended September 26, 1998 and
  September 27, 1997                                                      6

  Consolidated Statement of Cash Flows for the Nine Months
  Ended September 26, 1998 and September 27, 1997                         7

  Notes to Consolidated Financial Statements                              8

  Item 2 -  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    11

PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                            15

  Item 4 -  Submission of Matters to a Vote of Security Holders          15

  Item 6 -  Exhibits and Reports on Form 8-K                             15

  Signature Page                                                         16


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                     ASSETS
                                           Sept. 26,   Sept. 27,    Dec. 31,
                                             1998         1997        1997
                                             ----         ----        ----
                                          (unaudited)  (unaudited)
Current assets:
  Cash and cash equivalents                $   878     $    713      $12,003
  Available-for-sale securities                530          709          914
  Accounts receivable trade - net           41,654       37,267       16,227
  Other receivables                          4,150          914          434
  Inventories                               49,856       33,801       18,728
  Deferred tax asset                         3,265        1,631        3,198
  Other current assets                         754          437          508
                                          --------      -------      -------
    Total current assets                   101,087       75,472       52,012

Property, plant and equipment - net         14,759       14,286       15,093
Deferred tax asset                           2,326        3,640        2,326
Real property investments - net              7,142        2,473        4,127
Intangible assets - net                      3,069        2,930        3,385
Long-term investments                        5,085        1,077        3,051
Trading assets held in retirement trust        776          -            547
Other assets                                   150          107           44
                                          --------      -------      -------
                                          $134,394      $99,985      $80,585
                                          ========      =======      =======

   (The accompanying notes are an integral part of these financial statements.)



                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY
                                           Sept. 26,   Sept. 27,    Dec. 31,
                                             1998         1997        1997
                                             ----         ----        ----
                                          (unaudited)  (unaudited)
Current liabilities:
  Borrowings under lines of credit        $ 35,380       $21,370        -
  Current portion of long-term debt          2,511         2,716   $  2,911
  Notes payable to related parties             250           500        500
  Accounts payable                           7,472         6,031      4,068
  Accrued liabilities                       10,126        10,022      8,230
                                          --------       -------    -------
    Total current liabilities               55,739        40,639     15,709

Long-term debt                              21,210         5,348      6,084
Notes payable to related parties               -             250        125
Deferred compensation                          776           -          547
Other deferred compensation                    506           408        410
                                          --------       -------    -------
    Total liabilities                       78,231        46,645     22,875
                                          --------       -------    -------

Redeemable, convertible preferred stock,
  at redemption value                          -           2,986        -
                                          --------       -------    -------
Common stockholders' equity:
  Common stock                                 423           393        419
  Additional paid-in capital                27,845        23,997     27,474
  Retained earnings                         29,372        26,800     30,886
  Accumulated other comprehensive
    income (loss)                             (203)          -          (89)
  Treasury stock                            (1,274)         (836)      (980)
                                          --------       -------    -------
     Total common stockholders' equity      56,163        50,354     57,710
                                          --------       -------    -------
                                          $134,394       $99,985    $80,585
                                          ========       =======    =======

 (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                        Three Months Ended    Nine Months Ended
                                       --------------------  -------------------
                                       Sept. 26,   Sept. 27, Sept. 26, Sept. 27,
                                          1998       1997       1998     1997
                                          ----       ----       ----     ----
                                            (unaudited)          (unaudited)
Net sales                               $60,215     $61,008  $114,994   $106,085
Cost of goods sold                       48,079      47,239    93,368     83,251
                                        -------     -------  --------   --------
  Gross profit                           12,136      13,769    21,626     22,834
Other revenue                               110           6       288          6
                                        -------     -------  --------   --------
                                         12,246      13,775    21,914     22,840
Selling, general and administrative
  expenses                                7,476       6,964    19,458     16,376
Non-recurring expenses                    2,500         -       2,500        -
                                        -------     -------  --------   --------
Income (loss) from operations             2,270       6,811       (44)     6,464
Other income (expense):
  Interest expense                         (990)       (566)   (1,596)      (998)
  Interest income                            42          59       169        300
  Miscellaneous                              66          72       326         (8)
                                        -------     -------  --------   --------
Income (loss) before income taxes         1,388       6,376    (1,145)     5,758
Provision for income taxes                  725       1,265       150      1,143
                                        -------     -------  --------   --------
Net income (loss)                           663       5,111    (1,295)     4,615
Preferred dividend requirements             -            42       -          128
                                        -------     -------  --------   --------
Net income (loss) applicable to
  common stock                          $   663     $ 5,069  ($ 1,295)  $  4,487
                                        =======     =======  ========   ========
Net income (loss) per common share:
   Basic                                  $0.16       $1.31    ($0.31)     $1.16
                                          =====       =====     =====      =====
   Diluted                                $0.15       $1.16    ($0.31)     $1.03
                                          =====       =====     =====      =====
Weighted average number of
  shares outstanding:
   Basic                                  4,138       3,856     4,127      3,857
                                          =====       =====     =====      =====
   Diluted                                4,466       4,424     4,127      4,469
                                          =====       =====     =====      =====

 (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
                                                    Three Months Ended
                                                    ------------------
                                           Sept. 26, 1998      Sept. 27, 1997
                                           --------------      --------------
                                             (unaudited)         (unaudited)
Net income for the period                           $663               $5,111
Other comprehensive income, net of taxes:
  Unrealized holding gains (losses)
    on securities arising during periods    ($167)                -
  Plus reclassification adjustment for
    losses included in net income              11                 -
                                             ----               -----
Other comprehensive income (loss)                   (156)                  -
                                                    ----               ------
Comprehensive income                                $507               $5,111
                                                    ====               ======




                                                     Nine Months Ended
                                                    ------------------
                                           Sept. 26, 1998      Sept. 27, 1997
                                           --------------      --------------
                                             (unaudited)         (unaudited)
Net income (loss) for the period                   ($1,295)              $4,615
Other comprehensive income, net of taxes:
  Unrealized holding gains (losses)
    on securities arising during periods    ($196)                -
  Plus reclassification adjustment for
    losses included in net income              82                 -
                                             ----               -----
Other comprehensive income (loss)                     (114)                 -
                                                    ------               -------
Comprehensive income (loss)                        ($1,409)              $4,615
                                                   =======               ======

 (The accompanying notes are an integral part of these financial statements.)


                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                           Nine Months Ended
                                                           -----------------
                                                        Sept. 26,      Sept. 27,
                                                          1998           1997
                                                        ---------      ---------
                                                                (unaudited)
Cash flows from operating activities:
  Net income (loss)                                     ($  1,295)     $  4,615
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Depreciation and amortization                            3,633         2,888
   Gain on sale of assets
                                                              (19)           (2)
   Non-recurring expenses                                   2,500           -
   Net change in operating assets and liabilities:
    Receivables                                           (29,228)      (24,547)
    Inventories                                           (31,128)      (18,928)
    Other assets                                             (537)          (40)
    Accounts payable                                        3,404         2,309
    Accrued liabilities                                     1,896         3,560
    Deferred compensation                                     365           -
                                                         --------      --------
   Net cash used in operating activities                  (50,409)      (30,145)
                                                         --------      --------
Cash flows from investing activities:
  Real property and other investments                      (7,336)       (3,350)
  Marketable securities                                       (89)         (406)
  Capital expenditures                                     (2,916)       (3,412)
  Proceeds from sales of property and equipment                28            66
                                                         --------      --------
    Net cash used in investing activities                 (10,313)       (7,102)
                                                         --------      --------
Cash flows from financing activities:
  Net borrowings under lines of credit                     35,380        21,370
  Proceeds from long-term borrowings                       16,891           776
  Repayment of long-term debt                              (2,165)       (1,973)
  Repayment of related party debt                            (375)         (752)
  Treasury stock purchased                                   (134)         (808)
  Proceeds from issuance of common stock                      -              90
  Purchase of stock warrants                                  -          (1,000)
  Payment of preferred stock dividends                        -            (128)
                                                         --------      --------
    Net cash provided by financing activities              49,597        17,575
                                                         --------      --------
Net decrease in cash and cash equivalents                 (11,125)      (19,672)
Cash and cash equivalents at beginning of period           12,003        20,385
                                                         --------      --------
Cash and cash equivalents at end of period               $    878      $    713
                                                         ========      ========


(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
---------------------
The consolidated financial statements include the accounts of Hampshire Group, Limited (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year due to the seasonality of the business. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Certain accounts previously reported have been reclassified to conform to classifications used in 1998.

INVENTORIES
-----------
A summary of inventories by component is as follows:

                                                (in thousands)
                                     Sept. 26,     Sept. 27,       Dec. 31,
                                       1998          1997            1997
                                       ----          ----            ----
Finished goods                        $38,994       $24,079        $11,512
Work-in-progress                       10,530         9,629          6,938
Raw materials and supplies              4,721         4,709          4,393
                                      -------       -------        -------
                                       54,245        38,417         22,843
 Less-LIFO reserve                     (4,389)       (4,616)        (4,115)
                                      -------       -------        -------
    Net inventories                   $49,856       $33,801        $18,728
                                      =======       =======        =======

REVOLVING CREDIT FACILITY
-------------------------
The Company has renewed its principal credit facility through May 26, 1999 with three participating commercial banks. The credit facility consists of a $42 million combined line of credit and letter of credit facility. Advances under the facility are limited to the lesser of: (1) the amount set forth above; or
(2) the sum of (i) 85% of the eligible accounts receivable; and (ii) a seasonal adjustment of up to $12 million from March 1 to October 31.

Advances under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, other than certain factored trade accounts receivable. In addition, letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit. The Company has pledged as security the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company.

The Company also has two other credit facilities of $4.5 million in the aggregate and an additional letter of credit facility in the amount of $4 million.

SALE OF SENIOR NOTES
--------------------
In June of 1998, the Company sold senior notes ("Senior Notes") in the principal amount of $15 million to two insurance companies. The Senior Notes, which bear interest at a rate of 7.05% per annum and are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are secured pari passu with the Company's revolving credit facilities.

SALE OF MARCASIANO DIVISION
---------------------------
In July 1998, the Company sold its designer-branded women's line marketed under the Mary Jane Marcasiano label. The consideration consisted of $549,000 in cash and the assumption of production contracts. The employees of the division became employees of the buyer. The transaction will not have a material impact on the Company or its operations.

RECENT ACCOUNTING STANDARDS
---------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier adoption is encouraged. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company, upon adoption beginning in 2000, does not expect that adoption of SFAS 133 will have a material impact upon the consolidated financial statements.

TRADING ASSETS HELD IN RETIREMENT TRUST
---------------------------------------
Under a plan adopted by the Company in 1997, senior executives are permitted to defer annually a portion of their compensation. These deferrals are invested in certain mutual funds that have been classified as trading securities and shown in the long-term asset section to match the corresponding deferred compensation liability.

RISK FACTORS
------------
As outlined in the 1997 Annual Report to Shareholders, the Company through its subsidiary, Hampshire Investments, Limited, is investing a portion of its financial resources in diversified businesses that are not owned solely by the Company. The investment objective is to make a substantial contribution to earnings of the Company over the long term. A portion of these investments are in foreign countries, including Russia, and therefore carry with them certain risks that are inherent in all investments in countries with developing free market economies. These risks include the possible currency devaluations and governmental control of the economy. The profitability of the Company could be adversely affected by such developments.

YEAR 2000
---------
The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for substantially all key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not post significant operational problems. Most of the Company's information technology projects over the last several years have made the affected systems Year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $1 million. The Company does not expect any cost increases above its current estimates to have a material effect on its financial results. The Company is also in contact with its significant suppliers and customers with which its systems interface regarding year 2000 compliance.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SEGMENT DATA

Set forth below are the Company's results of operations by business segment for the periods presented:
                                                   (in thousands)
                                      Three Months Ended      Nine Months Ended
                                      ------------------      -----------------
                                   Sept. 26,     Sept. 27,  Sept. 26,  Sept. 27,
                                      1998         1997       1998        1997
                                   ---------     ---------  ---------  ---------
Net sales:
  Sweaters                          $53,929      $53,755    $ 98,885   $ 88,691
  Hosiery                             6,286        7,253      16,109     17,394
                                    -------      -------    --------   --------
                                    $60,215      $61,008    $114,994   $106,085
                                    =======      =======    ========   ========
Gross profit:
  Sweaters                          $11,262      $12,574     $19,670    $20,346
  Hosiery                               874        1,195       1,956      2,488
                                    -------      -------     -------    -------
                                    $12,136      $13,769     $21,626    $22,834
                                    =======      =======     =======    =======
Operating profit (loss):
  Sweaters                          $ 5,297      $ 7,196     $ 4,525    $ 8,187
  Hosiery                                90          361        (347)        65
  Investments                        (2,478)         -        (2,508)       -
                                    -------      -------     -------    -------
                                      2,909        7,557       1,670      8,252
Less - Corporate expenses              (639)        (746)     (1,714)    (1,788)
                                    -------      -------     -------    -------
Income (loss) from operations       $ 2,270      $ 6,811     $   (44)   $ 6,464
                                    =======      =======     =======    =======

RESULTS OF OPERATIONS

Nine Months Ended September 26, 1998 and September 27, 1997
-----------------------------------------------------------
Net sales for the first nine months of 1998 increased 8.4% to $114,994,000. The increase was attributable to sales of the sweater segment offset by a reduction in sales of the hosiery segment.

Net sales in the sweater segment increased 11.5% over the same period the previous year. This increase was attributable to sales of the Hampshire Brands Division under the Jantzen, Geoffrey Beene, Robert Stock and Ron Chereskin labels. This division commenced operations in 1998 and had no sales in 1997. Excluding sales of the newly formed Hampshire Brands Division, unit volume for the sweater segment increased 8.2% for the nine months of 1998, but was offset by a 7.7% decrease in sales due to a shift in the mix to lower priced goods.

Hosiery segment net sales were $16,109,000 for the nine months as compared with $17,394,000 for the comparable period of the previous year. The 7.4% decrease was the result of a shift in mix to lower priced goods. During the period, unit volume was up 11.9%, but was offset by a shift in mix of 19.3%.

Gross profit for the first nine months of 1998 decreased by $1,208,000 and, as a percentage of net sales, decreased from 21.5% to 18.8%. This was the result of lower gross profit percentages in both segments.

Sweater segment gross profit decreased from 22.9% of net sales for the first nine months of 1997 to 19.9% for the same period in 1998. This decrease was caused by production inefficiencies in two domestic manufacturing facilities and the competitive sweater market as a whole.

In the hosiery segment, gross profit decreased 2.2% to 12.1% for the first nine months of 1998 compared with 14.3% for the first nine months of 1997. The decrease resulted from unfavorable variances from lower than expected manufacturing levels.

Selling, general and administrative expenses for the nine months ended September 26, 1998 were $19,416,000, as compared with $16,376,000 for the same period in 1997. This increase is principally attributable to the operating expenses associated with the Hampshire Brands Division.

The Company through its investment subsidiary, Hampshire Investments, Limited, ("Hampshire Investments") incurred a $2,500,000 charge in the third quarter of 1998 to recognize the devaluation of the ruble with respect to real property located in St. Petersburg, Russia. Excluding this one-time charge, Hampshire Investments lost $44,000 for the nine months September 26, 1998.

Three Months Ended September 26, 1998 and September 27, 1997
------------------------------------------------------------
The Company's net sales for the three months ended September 26, 1998 were $60,215,000 compared with $61,008,000 for the three months ended September 27, 1997. The 1.3% decrease was attributable to the hosiery segment.

Net sales in the sweater segment increased 0.3% over the same period the previous year. Sales for Hampshire Brands Division accounted for an 11.5% increase with sales of the other divisions accounting for the off- setting decrease. The majority of this decrease is a result of sales being deferred to the fourth quarter when compared to the same period the previous year. Excluding sales for the Hampshire Brands Division, unit volume for the sweater segment decreased 5.5% for the third quarter of 1998 and a shift in mix to lower priced goods accounted for an additional 5.9% decrease.

Hosiery segment net sales were $6,286,000 for the three months as compared with $7,253,000 for the comparable period a year ago. The 13.3% decrease was a result of a shift in mix to lower priced goods. During the period, unit volume was up 22.4%, but was offset by a shift in mix of 35.7%.

Gross profit for the three months ended September 26, 1998 decreased by $1,633,000 and, as a percentage of net sales, decreased 2.4% to 20.2% from 22.6%. This was the result of lower gross profit percentages in both segments.

Sweater segment gross profit decreased to 20.9% of net sales for the three months ended September 26, 1998 from 23.4% for the same period in 1997. This decrease was caused by production inefficiencies in two domestic manufacturing facilities and the effects of the competitive sweater market as a whole.

In the hosiery segment, gross profit was down to 13.9% in the third quarter of 1998 compared with 16.5% in the third quarter of 1997. This decrease was the result of lower than expected manufacturing levels.

Selling, general and administrative expenses for the three months ended September 26, 1998 were $7,434,000 as compared with $6,964,000 for the same period in 1997. This increase is attributable to the operating expenses associated with the Hampshire Brands Division offset by a reduction in compensation expenses in the sweater segment.

The Company recorded a $2,500,000 charge to earnings in the third quarter of 1998 to recognize the devaluation of the ruble with respect to real property investments. The impairment is shown in the statement of operations under the caption "Non-recurring expenses". Hampshire Investments had a loss of $61,000 for the three months ended September 26, 1998.

SEASONALITY
-----------
Over two-thirds of sweater segment sales occur in the second half of the year. The hosiery segment sales are not seasonal.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the build-up in inventories and accounts receivable (which reach their maximum requirements in the third quarter), servicing long-term debt, funding capital expenditures for machinery and equipment and investing in 1998 approximately $10 million in assets not used in the apparel business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term borrowing.

Net cash used in operations for the nine months ended September 26, 1998 totaled $50,409,000 of which the primary uses were the build-up of inventory for shipments later in the year and account receivables. Net cash used by investing activities for the nine months totaled $10,313,000 of which the primary uses were to fund capital expendi- tures and fund the purchase of real property investments and other investments. Capital expenditures for the period, planned to be approximately $4,000,000 for the year, were $2,916,000. Hampshire Investments used funds during the period of $4,943,000 as the purchase price for real property and $2,393,000 for capital stock.

Cash flow provided by financing activities was $49,597,000 with the primary sources being the revolving credit facility and the sale of the $15,000,000 Senior Notes.

The Company renewed its principal credit facility through May 26, 1999 with three participating commercial banks. The facility consists of a combined $42 million line of credit and letter of credit facility subject to applicable sublimits of 85% of eligible account receivables, plus a seasonal overadvance of up to $12 million from March 1 through October 31. Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate for a fixed term. The loan is secured by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, other than certain factored trade accounts receivable. The Company has pledged as security the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. In addition, letters of credit issued under the facility are secured by the inventory shipped pursuant to the letters of credit.

In the second quarter of 1998, the Company sold Senior Notes in the principal amount of $15 million to two insurance companies. The Senior Notes bear interest at a rate of 7.05% per annum and are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are secured pari passu with the Company's revolving credit facility.

Management of the Company believes its cash flow from operations and borrowings under its credit facilities and proceeds from the sale of the Senior Notes will provide adequate resources to meet its operational needs and capital requirements for the foreseeable future.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 26, 1998.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

 a)  Exhibits
      Exhibit No.                  Description
      (10)(R)      Restated Term Note between MetLife Capital Corporation and
                     Hampshire Designers, Inc., dated July 30, 1998
      (11)         Statement Re Computation of Income Per Share
      (27)         Financial Data Schedule

 b)  Reports on Form 8-K filed during the quarter.

There were no reports filed by the Company on Form 8-K during the quarter ended September 26, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HAMPSHIRE GROUP, LIMITED
                                    (Registrant)




Date:  November 6, 1998             /s/ Ludwig Kuttner
                                    --------------------------------------
                                    Ludwig Kuttner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 6, 1998             /s/ Charles W. Clayton
                                    --------------------------------------
                                    Charles W. Clayton
                                    Vice President, Secretary, Treasurer and
                                      Chief Financial
                                   (Principal Financial and Accounting Officer)