Form 10-K
period 1998-12-31
HAMPSHIRE GROUP LTD
filed 1999-03-31
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998.
                                      or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934. For the transition period from _________ to_________.

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

Securities registered pursuant to Section 12(b) of the Act: (Title of class)
None.

Securities registered pursuant to Section 12(g) of the Act: (Title of class) Common Stock, $.10 Par Value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (which consist solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 19, 1999, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market System, was approximately $13,315,000. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 1999, the Registrant had outstanding 4,208,246 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement, relative to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               1998 ANNUAL REPORT
                               Table of Contents

                                                                           Page
Part I
    Item  1.   Business                                                      3
    Item  2.   Properties                                                    7
    Item  3.   Legal Proceedings                                             8
    Item  4.   Submission of Matters to a Vote of Security Holders           8

Part II
    Item  5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                 8
    Item  6.   Selected Financial Data                                       9
    Item  7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10
    Item  8.   Financial Statements and Supplementary Data                  14
    Item  9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        14

Part III
    Item  10.  Directors and Executive Officers of the Registrant           14
    Item  11.  Executive Compensation                                       14
    Item  12.  Security Ownership of Certain Beneficial Owners
                 and Management                                             14
    Item  13.  Certain Relationships and Related Transactions               14

Part IV
    Item  14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                        15

Signature Page                                                              18

Consolidated Financial Statements                                          F-1

Financial Statement Schedules                                              F-23

Quarterly Financial and Stock Data                                         F-26

                                    PART I
ITEM 1 - BUSINESS

GENERAL
-------
Hampshire Group, Limited ("Hampshire Group" or the "Company") operates two business segments - Sweaters and Investments. Hampshire Designers, Inc. is the largest manufacturer of sweaters in North America. Hampshire Investments, Limited was organized in March 1997, for the purpose of making long-term, diversified investments.

Information with respect to sales, operating income and identifiable assets attributable to the business segments appears in Management's Discussion and Analysis of Financial Condition commencing on Page 10 of this report.

Hampshire Group, through a predecessor firm, has been engaged in the manufacture of sweaters since 1956. On June 24, 1992, the Company had an initial public offering of one million shares of its common stock.

Strengths and Strategy
----------------------
The Company's primary strength is its ability to design, develop, manufacture and deliver quality products within a given price range, while providing superior levels of customer service. Secondly, the Company has developed superior international sourcing abilities.

The Company's products are designed and developed in several ways depending on the type of product. In the branded business, the products first are designed through the Company's experienced design team incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with the manufacturing sector, resulting in a high-quality product that can be manufactured to meet certain price points. In the private-label side of the business, the products are designed in collaboration with the customers to ensure that the consumer appeal desired by the customers are being satisfied.

The quality of these garments is ensured in a variety of ways. For those goods produced in the Company's own facilities, each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance program. For goods that are sourced outside the Company, several techniques are utilized. In some instances, multi-staged inspection processes, including direct field audits, are applied by the Company's employees, and occasionally by the customers' quality control personnel, to ensure that the quality demands of the customers are being met. In international sourcing, the Company utilizes both sourcing agents and inspection agencies to obtain the assurances that those goods manufactured outside meet the same high quality standards applied to the goods produced in the Company's manufacturing facilities.

The Company provides superior customer service from its domestic distribution facilities through the Company's Quick Response program and an Electronic Data Interchange ("EDI") system that links the Company's computers electronically to those of many of its major customers. By providing just-in-time delivery of merchandise through the centralized location of its distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an important service to its customers.
-------------------------------------------------------------------------------
          "Cautionary Disclosure Regarding Forward-Looking Statements"

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

The Company is a leading supplier in the women's sweater moderate-price category and has expanded into higher-priced segments of both the women's and men's sweater market. The Company, in addition to being the largest sweater manufacturer in North America, has world-wide sweater sourcing capabilities.

The acquisition of San Francisco Knitworks, Inc. ("SFK") and Segue, Limited ("Segue") expanded the Company's business into the women's better sweater market. Segue also has worldwide sourcing capabilities. The acquisition in 1995 of Winona Knitting Mills ("Winona") expanded the sweater business by providing a strong customer base in the men's sweater market. The Company's men's sweater business was extended further in 1998 by obtaining licenses to produce sweaters under nationally known brands covering the entire range of men's sweaters sold by department stores.

To diversify the asset base, the Company has established Hampshire Investments, Limited to invest primarily in real properties and common stock of apparel companies.

SWEATER OPERATIONS
------------------
The Company is the largest manufacturer of sweaters in North America. This business consists of Designers Originals branded sweaters and private-label women's sweaters, novelty imported women's sweaters, designer-branded women's sweaters and men's private-label and branded sweaters.

With the expansion of the import program of Segue and the addition of the licenses for the designer branded men's sweaters, 1998 sales consisted of approximately 50% women's and 50% men's sweaters; and approximately 50% self manufactured and 50% outsourced. Further, the 1998 sales consisted of approximately 50% branded and 50% private-label merchandise. This mix better enables the Company to be the complete source for the sweater requirements of its customers.

Designers Originals
-------------------
Designers Originals sweaters are sold in the moderate-price women's market, but possess manufacturing details usually found only on more expensive sweaters. The sweaters, which generally sell in the $30-$40 range, are full-fashion (knit-to-body shape) and dyed slowly in an open vat process. Most are made of the Company's branded, cashmere-like acrylic yarn called Luxelon and are styled primarily in classic designs for which there is continuing customer demands.

The Company has historical relationships with many of its approximately 1,600 customers which include department stores such as JC Penney, Dillard's Department Stores, May Company, Federated Department Stores and specialty stores. The sweaters are sold by Company employees with senior management participating in the presentations to the larger accounts.

The Company manufactures the majority of the Designers Originals sweaters. This affords the Company flexibility in the production planning process. The Company maintains rigorous quality control in order to satisfy the strict standards required by its customers. Quality control consists of light inspection by photospectrometer of each dye lot for shade consistency and lamp examination of all sweaters after assembly for knitting defects. Quality evaluation includes three full inspections of all sweaters - after dying, after finishing, and during folding and packaging. Our manufacturing facilities have been evaluated and highly rated to the high quality standards of our customers, including JC Penney, and Lands' End.

The Company utilizes Quick Response automatic reordering through EDI for many of its customers. Because of the consistent demand for the products, the Company is able to maintain a sizable finished goods inventory which, when combined with the fast turnaround time for manufacturing, allows the Company to fill most reorders in 72 hours.

Private-Label
-------------
The Company's private-label sweaters are designed in collaboration with the customers and are produced to desired specifications for sale under labels of a number of retailers and apparel companies. These sweaters consist primarily of full-fashion cotton sweaters manufactured domestically in the Company's facilities in Virginia, California and Puerto Rico, utilizing the same processes employed for manufacture of the branded Designers Originals sweaters. The Company maintains the high quality standards required by its private-label customers including Lands' End, Lord & Taylor and Sears.

Novelty Import Line
-------------------
The Company, through Segue's international sourcing capability, designs and imports patterned and novelty sweaters for sales primarily in the women's moderate-price market. These products, which are marketed under the brand names Designers Originals Sport, Designers Originals Studio, and Moving Bleu, were among the Company's fastest-growing lines in 1998. A variety of new patterns and designs have been incorporated into the line for 1999.

Men's Branded and Private-Label Line
------------------------------------
In 1995, the Company acquired Winona Knitting Mills, which has manufactured branded and private-label men's sweaters since 1943. Approximately 55% of the men's sweaters sold during 1998 were manufactured in the Company's facilities in Winona, Minnesota and the remaining sweaters were produced by contractors located primarily in the United States and Mexico.

The sweaters, made from natural fibers including wool and cotton, are sold primarily under private-labels for retailers and apparel companies, including Eddie Bauer, Lands' End, L.L. Bean and Woolrich. The branded men's line, including American Portrait, Berwick, Lake Harmony Rowing Club and
Landscape, are sold to retailers including Dillard's Department Stores, Federated Department Stores and JC Penney.

Men's Designer Branded Lines
----------------------------
Effective January 1, 1998, the Company acquired the following licenses to produce and market men's sweaters: Jantzen, Geoffrey Beene, Ron Chereskin and Robert Stock. These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments of our customers. The Company believes that Jantzen is one of the most important men's sweater brand in the United States. The branded sweaters are designed by the Company and produced internationally by contractors to the specifications of the Company.

The sweaters are sold to large department and specialty stores across the United States. Major customers include Federated Department Stores, May Company, JC Penney, Mercantile Stores, Belks and Sears. The sweaters are sold by two employees and five independent representatives.

Competition
-----------
Competition in the sweater industry primarily is based on product design, price, quality and service. While the Company faces competition from a large number of sweater manufacturers located in the United States, its primary competition comes from manufacturers located in Southeast Asia.

The foreign competitors benefit from production cost advantages which are offset in part by United States import quota and tariff protection. The Company competes with the Southeast Asian suppliers by providing superior service and quicker turn around time, providing a better quality product to meet customers' requirements. The Company is developing manufacturing capabilities in areas where costs are competitive, including Southeast Asia and in Mexico.

INVESTMENT OPERATIONS
---------------------
Hampshire Investments, Limited ("Hampshire Investments") was established by the Company in 1997 to diversify the asset base of the Company and to increase stockholder value in the long term. In 1997 Hampshire Investments invested approximately $5 million in real property and in a mutual fund holding common stock of natural resource companies in Russia. In 1998 the subsidiary recorded a reserve of $2.5 million charge for assets impairment primarily due to the effect of the devaluation of the Russian ruble.

The balance of the investments were made primarily in real property and publicly traded apparel and textile stocks. Investments' holdings include real property for development and rental income. At the end of 1998, the value of investments was approximately $15.5 million, of which approximately 60% was real estate and 40% was common stock.

The Company intends to utilize not in excess of one-half of its annual net income for Hampshire Investments. The investment emphasis will be on undervalued assets.

Ludwig Kuttner, Chief Executive Officer of the Company, who has privately invested both in diversified operating businesses and in real property developments over the past 25 years, primarily makes the investment decisions of Hampshire Investments.

Seasonality
-----------
Although the Company sells sweaters throughout the year, the sweater business is highly seasonal, with approximately 75% of sales occurring during the fall and winter months.

Backlog
-------
The sales order backlog for the sweater segment was approximately $34.7 million as of March 5, 1999, compared with approximately $38.5 as of March 6, 1998. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

Trademarks
----------
The Company considers its trademarks to have value in the marketing of its products; therefore, all significant trademarks of the Company are registered.

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

Customer Concentration
----------------------
One customer accounted for approximately 15% and 19% of consolidated sales for 1998 and 1997, respectively. The Company's five largest customers accounted for approximately 48% of the Company's consolidated sales in 1998, compared with 41% in 1997.

Credit and Collection
---------------------
The Company manages its credit and collection functions on a consolidated basis by evaluating, approving and monitoring the credit lines of its customers. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The Company believes that its credit and collection management has been a significant factor in maximizing sales opportunities while minimizing bad debt losses.

Employees
---------
As of March 5, 1999, the Company had approximately 2,125 full-time employees and 25 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for the hourly employees of San Francisco Knitworks, Inc. The Unite Labor Union represents approximately 92 employees under an agreement expiring in May 2001.

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

The World Trade Organization was established in 1995 as the governing body for international trade between the United States and 140 foreign countries. This Agreement, over a ten year period, gradually reduces tariffs and expands quotas between member countries. The profitability of the sweater business could be adversely affected if the quotas and tariffs were substantially reduced or eliminated.

The North American Free Trade Agreement ("NAFTA"), approved in 1993 by the United States, Canada and Mexico, will, over time, eliminate quota and tariffs among these three countries. Management is positioning the Company to benefit from NAFTA.

                              ITEM 2 - PROPERTIES

The Company leases its Anderson, South Carolina corporate office and its New
York sales office and showroom. All of the operating subsidiaries of the Company lease manufacturing plants and distribution centers, except Hampshire Brands which owns its distribution center.

------------------------------------------------------------------------------
                                                       Square        Lease
                 Properties                            Footage    Expiration(1)
---------------------------------------------------    -------    ------------
Corporate Offices - Anderson, South Carolina            10,500       04/30/06

Sales Office and Showroom - New York, New York          24,000       08/31/11

Hampshire Designers:
    Distribution Center - Anderson, South Carolina      57,000       04/30/06
    Knitting and Finishing Plant - Chilhowie, Virginia  92,500       08/30/08
    Knitting Plant - Quebradillas, Puerto Rico         193,200       06/30/02
    Finishing Plant - Quebradillas, Puerto Rico         23,050       06/30/06

Hampshire Brands:
    Distribution Center - Winona, Minnesota             36,000        Owned

San Francisco Knitworks:
    Manufacturing Plant - San Francisco, California     27,500       08/01/06

Winona Knitting Mills:
    Knitting and Finishing Plant - Winona, Minnesota   110,000       06/01/07
    Sewing Plant - LaCrescent, Minnesota                15,600       10/31/09

Hampshire Hosiery (discontinued operations):
    Knitting and Sewing Plant - Spruce Pine,
      North Carolina                                    37,000        Owned
    Finishing Plant and Distribution Facility -
      Spruce Pine, North Carolina                      132,700        Owned

-------------------------------------------------------------------------------

(1) Assuming the exercise of all options to renew.

ITEM 3 - LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company's management believes that no currently pending litigation, to which it is a party, will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ National Market System ("NASDAQ") under the symbol "HAMP". The quarterly high and low bid quotations on NASDAQ for 1996, 1997 and 1998 are presented on Page F-25 of this Annual Report on Form 10-K. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The approximate number of stockholders of record on March 19, 1999 was 1,300.

The Company has not declared any dividends with respect to its Common Stock, subsequent to the effective date of its 1992 initial public offering. Any determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Senior Note Agreement, which closed in June 1998, contains covenants placing limitations on "restricted payments", which includes payment of cash dividends. See Note 9 to the consolidated financial statements.

ITEM 6 - SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
(in thousands, except per share data)

YEAR ENDED DECEMBER 31,             1998     1997      1996     1995(3)  1994
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA (1)
Net sales                        $168,688  $140,807  $117,575  $84,924  $55,984
Cost of goods sold                133,769   107,726    88,395   62,161   39,063
                                -----------------------------------------------
Gross profit                       34,919    33,081    29,180   22,763   16,921
Other revenue                         507        43       942    1,357      -
                                -----------------------------------------------
                                   35,426    33,124    30,122   24,120   16,921
Selling, general and admin.
  expenses                         24,971    21,156    19,494   16,861    9,394
Asset impairment charge             2,500       -         667      -        -
                                -----------------------------------------------
Income from continuing operations   7,955    11,968     9,961    7,259    7,527
Other income (expense):
  Interest expense                 (1,696)     (824)     (716)    (488)    (188)
  Interest income                     243       363       195      297       31
  Other                               502      (139)      (90)     262      254
                                -----------------------------------------------
Income before income taxes          7,004    11,368     9,350    7,330    7,624
Income tax (provision) benefit:
  Current                          (1,471)   (2,649)   (1,780)    (998)  (1,137)
  Deferred                            194       200     3,900(2)   278      109
                                -----------------------------------------------
Net income from continuing
  operations                       $5,727    $8,919   $11,470   $6,610   $6,596
                                ===============================================
Net income per share from
  continuing operations: Basic      $1.39     $2.27     $2.99    $1.82    $1.84
                                -----------------------------------------------
                         Diluted    $1.29     $2.00     $2.62    $1.66    $1.76
                                -----------------------------------------------

-------------------------------------------------------------------------------
December 31,                        1998      1997      1996     1995     1994
-------------------------------------------------------------------------------
BALANCE SHEET DATA

Cash and cash equivalents        $ 13,886   $12,003   $20,385  $10,034  $10,712
Working capital                    51,283    36,303    37,220   29,675   22,349
Total assets                      100,848    80,585    71,930   66,438   42,966
-------------------------------------------------------------------------------
Long-term debt (less current portion)
  and redeemable preferred stock   22,505     7,166    10,869   13,817    7,270
Total debt (4)                     24,287    10,577    14,364   18,569    8,860
Common stockholders' equity (5)    63,403    57,710    47,275   34,755   25,863
-------------------------------------------------------------------------------
Book value per share               $15.03    $13.96    $12.17   $9.21     $7.47
-------------------------------------------------------------------------------

(1) The Statement of Operations has been restated to eliminate the revenues and expenses of discontinued operations.
(2) Net income for 1996 includes a $3.9 million adjustment to the Company's deferred tax account, and earnings per share include $0.89 relative to the adjustment.
(3) Includes the results of operations of Winona Knitting Mills from October 11, 1995.
(4) Includes long-term debt, current portion thereof, borrowings under lines of credit, related party debt and redeemable preferred stock.
(5) There were no cash dividends declared on common stock during any of the periods presented above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF COMPANY SEGMENTS

The following table sets forth information with respect to the segments of the Company's business.

Year Ended December 31,  (in thousands)       1998       1997           1996
-------------------------------------------------------------------------------
Net sales                    Sweaters       $168,688     $140,807     $117,575
------------------------------------------------------------------------------
Gross profit                 Sweaters         34,919       33,081       29,180
                                                20.7%        23.5%        24.8%
-------------------------------------------------------------------------------
Other revenue                Sweaters            -            -            942
                             Investments         507           43         -
-------------------------------------------------------------------------------
Selling, general and         Sweaters         21,966       18,350       17,040
 administrative expenses     Corporate         2,523        2,706        2,454
                             Investments         482          100          -
                                           ------------------------------------
                                              24,971       21,156       19,494
                                                14.8%        15.0%        16.6%
Asset impairment charge      Investments       2,500          -            667
                                           ------------------------------------
                                              27,471       21,156       20,161
-------------------------------------------------------------------------------
Operating profit             Sweaters         12,953       14,731       12,415
                             Corporate        (2,523)      (2,706)      (2,454)
                             Investments      (2,475)         (57)         -
                                           ------------------------------------
Income from operations                         7,955       11,968        9,961
                                                 4.7%         8.5%         8.5%
Interest expense                              (1,696)        (824)        (716)
Interest income                                  243          363          195
Other income (expense)                           502         (139)         (90)
                                           ------------------------------------
Income before income taxes                   $ 7,004      $11,368      $ 9,350
-------------------------------------------------------------------------------
Revenue by                   United States  $169,086     $140,850     $118,517
  geographic area            Russia               99          -            -
                             Europe               10          -            -
                                            -----------------------------------
                                            $169,195     $140,850     $118,517
-------------------------------------------------------------------------------

Additional segment data is provided in Note 18 of the consolidated financial statements included in this Annual Report.

RESULTS OF OPERATIONS
1998 Compared With 1997
-----------------------
The consolidated net income of the Company from continuing operations for the year ended December 31, 1998 was $5,727,000, or $1.29 per share on a diluted basis. This represents a decrease of $3,192,000 when compared with net income from continuing operations of $8,919,000, or $2.00 per share on a diluted basis, for the preceding year. The income from continuing operations for 1998 included $2,500,000 for asset impairment principally to reflect the devaluation of the ruble on certain Russian investments, which amounted to a reduction of $0.56 per share on a diluted basis.

Consolidated nets sales of the Company of continuing operations increased 19.8% to $168,688,000 for the year 1998 from $140,807,000 in the prior year. The increase in sales can be attributed primarily to the success achieved by Segue in developing strong sales and worldwide sourcing relationships and the establishment of the branded men's lines. Of the overall 19.8% increase, growth in unit volume accounted for 25.8% increase, offset by a 6.0% decrease resulting from change in product mix and average price of units sold. This decrease is principally the result of price reductions from intense competition in the sweater market.

Gross profit from the Company's continuing operations increased $1,838,000, or 5.6%; however, as a percent of net sales the gross margin decreased 2.8% to 20.7%. The decrease can be attributed primarily to intense competition which resulted in lower prices and lower margins. A second factor that had a significant impact on the cost of goods produced was the introduction of a new fiber component in the manufacturing process of one of the sweater manufacturing plants of the Company. In introducing the new fiber, inefficiencies occurred consisting of higher than average irregulars and lower than usual production. A third factor adversely affecting the margin was the unseasonably warm weather experienced during the peak retail season for sweaters. This resulted in higher than normal mark-down allowances for customers. These factors were partially offset by the success achieved by our branded men's lines and reduced costs resulting from international sourcing.

Hampshire Investments, Limited, the investment segment of the Company established in 1997, had net loss of $2,545,000 for the year. The loss included the $2,500,000 write-down resulting principally from the devaluation of the Russian ruble.

Selling, general and administrative expenses ("SG&A") for the continuing operations of the Company was $24,971,000 for the year 1998 compared with $21,156,000 for the preceding year. The increase occurred primarily because of increased commission and shipping costs directly associated with the higher sales generated by Hampshire Brands. As a percent of sales, SG&A was 14.8% of net sales, a 0.2% reduction from the previous year.

Income from continuing operations was $10,455,000 for the year 1998, excluding the $2,500,000 asset impairment of the Investments segment, compared with $11,968,000 for the previous year. The decrease resulted principally from the reduction in gross margin.

The net income tax provision decreased to $1,277,000 in 1998 compared with $2,449,000 in 1997. The 3.3% decrease in the effective tax rate from 21.5% in 1997 to 18.2% for 1998 is primarily the result of a smaller percentage of taxable income being generated in the United States and increased deferred state tax credit.

The effective tax rate is lower than the statutory rate due to (i) the utilization of certain net operating loss carry-forwards available to the Company to offset taxable income and (ii) substantially all of the income of the Company's Puerto Rican subsidiary is exempt from federal regular income taxes pursuant to an election under Section 936 of the Internal Revenue Code. Section 936 has been repealed and its provisions will be phased-out by the year 2005.

During the fourth quarter of 1998, the Company decided to dispose of the hosiery business and reported results of the segment as discontinued operations. For the year ended December 31, 1998, the Hosiery segment generated net sales of $24,118,000 and an after-tax loss of $214,000. The Hosiery segment has been treated as a discontinued operation in the consolidated financial statements and an after-tax accrual of $500,000 has been charged against the 1998 income for estimated loss on disposal of the assets.

1997 Compared With 1996
-----------------------
The consolidated net income from continuing operation of the Company was $8,919,000 or $2.00 per share on a diluted basis. This represents an increase of $1,349,000 or 17.8% when compared with the $7,570,000 or $1.73 per share earned in the prior year, excluding the $3,900,000 deferred tax benefit, or $0.89 per share, recorded in 1996.

Consolidated net sales of the sweater segment increased 19.8% to $140,807,000, as compared with $117,575,000 in 1996. The increased sales consists primarily of the imported products sold under the Designers Original Studio and Designers Originals Sport labels and men's sweaters. Of the 19.8% overall increase, growth in unit volume accounted for 19.3% while the changes in product mix to higher priced goods accounted for 0.5%.

Consolidated gross profit of the Company increased $3,901,000 or 13.4%, but as a percentage of net sales, the gross margin decreased by 1.3% to 23.5%. The decrease resulted from lower gross profit percentage of the imported products.

The Sweater segment gross profit as a percentage of sales decreased by 1.3%, resulting from several factors. First, a decrease in sales of Designers Original sweaters resulted in smaller favorable volume variances versus the prior year. Second, greater than expected close-out volume in the imported, novelty sweater line resulted in lower margins, as a percentage of sales, than in prior years. This overall decrease was partially offset by higher gross profits, as a percentage of net sales, in men's sweaters resulting from having the efficiencies of the consolidated manufacturing facilities.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased by 1.6% for 1997 compared with 1996, excluding the write-off in 1996 of impaired goodwill of $667,000 with respect to San Francisco Knitworks. The Sweater segment was the leading contributor to the decrease with a 1.5% decrease in 1997, principally due to the increase in volume spreading the fixed cost over a larger base of sales.

Income from continuing operations increased $2,007,000 to $11,968,000. The 20.1% increase resulted primarily from the increased volume with the operating profit percentage remaining constant at 8.5%.

The net income tax provision increased to $2,449,000 in 1997 compared with $1,780,000 in 1996, excluding the $3,900,000 adjustment to the Company's deferred tax asset account. The 2.5% increase in effective tax rate from 19.0% in 1996 to 21.5% for 1997 is primarily the result of a larger percentage of taxable income being generated in the United States. The Company's tax structure and effective income tax rate are more fully described in Note 10 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The liquidity and capital requirements of the Company relate to funding working capital for current operations (principally funding the buildup in inventories and accounts receivable which reach their maximum seasonal requirements in the third quarter), servicing long-term debt, funding capital expenditures for the improvement and replacement of machinery and equipment and other investments made from time to time by Hampshire Investments. The primary resources to meet the liquidity and capital requirements include funds generated by operations, long-term equipment financing, revolving credit lines and long-term notes.

The Company has a principal credit facility which is subject to renegotiation on or before May 26, 1999. The credit facility consists of $42 million combined line of credit and letter of credit facility in the aggregate. Advances under the line of credit are limited to the lesser of: (1) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable and
(ii) a seasonal adjustment of $12 million during the period from March 1 to October 31.

Advances under the facility bear interest at the bank's prime rate or, at the option of the company, a fixed rate for a fixed term. The loans are collateralized pari passu with the Senior Notes by the trade accounts receivable of Hampshire Designers and the common stock of all the subsidiaries of the Company. Letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit.

The Company also has other credit facilities which in the aggregate allow the Company to borrow an additional $8 million, of which $3.5 million is limited to use for international letters of credit. The maximum advances outstanding under all lines of credit during 1998 was $36,595,000 and the average amount outstanding during the borrowing period was approximately $15,980,000. At December 31, 1998 there were no advances outstanding.

During 1998, the Company sold $15 million of 7.05% long-term notes to two insurance companies (the "Senior Notes") with repayment terms of seven equal annual installments commencing January 2002. Interest is payable semi-annually and the loan is collateralized pari passu with the Company's bank revolving credit facility as more fully explained in Note 9 to the consolidated financial statements.

The Company ended 1998 with cash and cash equivalents totaling $13,886,000, an increase of $1,883,000 over the previous year. Net cash was impacted by a $6,383,000 increase in inventory and a $7,960,000 increase in accounts receivable from continuing operations as compared with 1997. Both elements resulted primarily from the startup of Hampshire Brands.

Net cash used to fund capital expenditures was $3,094,000. It is the Company's policy to generally reinvest an amount approximating current year depreciation charges in improving and replacing machinery and equipment and operating facilities. In addition, in 1998 the Company increased the investments of Hampshire Investments by $9,126,000. The investments primarily consist of publicly traded apparel common stocks and real property for development and rental income. The Company intends to invest not in excess of one-half of the annual income in the Investment segment.

The Board of Directors of the Company had authorized management to purchase from time-to-time in the open market up to 140,000 shares of its common stock. During 1998, the Company purchased 44,200 shares of common stock for $745,545. Such purchases approximated the number of shares required for funding the Company's Common Stock Purchase Plan.

Management believes that cash flow from operations, available borrowings under the credit facilities and other long-term borrowing will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

YEAR 2000 READINESS
-------------------
The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 issue involves the risk that various problems may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches. The Company and its subsidiaries conduct on-going employee education on the issue and have attempted to identify all information technology (computers, software, etc.) and non-information technology (machinery, alarms, etc.) that may be affected by the Year 2000 date change.

The Company began in 1996 implementing its plan to ensure that all mission critical software of its systems will function properly in the year 2000 and thereafter. The majority of the software used by the corporate office and all operations other than Hampshire Brands and Winona Knitting Mills has been developed in-house; therefore, the emphasis has been primarily on modifying these systems. The systems used by Hampshire Brands and Winona Knitting Mills have been modified, tested and certified by the third party vendors who supplied the software.

The Company believes that the conversion of substantially all critical operating systems will be completed by June 1999 and that its customers are aware of and are addressing their Year 2000 issues. However, in the Company's most reasonably likely worse case scenario, some portion of a critical system may not function properly. If a critical system temporarily fail to perform properly, the Company will invoke its contingency plan to correct the problem, The Company will incur extra costs for salaries and for independent expert assistance. These costs are not expected to be material.

The Company intends to make a complete test of its hardware as well as software during the 4th of July shut-down week. Management estimated that on December 31, 1998 the project was 90% complete. The Company has developed contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems. The plans include, among other alternatives, operating on substitute hardware.

The Company's Directors & Officers liability insurance policy was rewritten upon renewal in August 1998 and coverage of Year 2000 issues was added.

The direct cost of the projects solely intended to correct Year 2000 problems are currently estimated at less than $1 million of which approximately $800,000 has been expended or committed to as of December 31, 1998. With the exception of approximately $100,000 for outside software enhancements, all other costs have been expensed as incurred. The Company does not expect any cost increases above its current estimates to have a material effect on its financial results. The Company has been in contact with its significant suppliers and customers with which its systems interface regarding Year 2000 compliance and does not anticipate any problems relating to the exchange of data.

The preceding discussion of the Year 2000 issue includes forward-looking statements reflecting management's current assessments and estimates and which involve risks and uncertainties. Various factors could cause actual results to differ materially from those expected by such assessments and forward-looking statements. Factors that might affect the timely and satisfactory completion of the Year 2000 project include, but are not limited to, vendor representations and timely corrections of hardware or software problems, the readiness of key utilities, suppliers and customers, and similar uncertainties. The Company's management of the project is an ongoing process involving continual evaluation. Unanticipated problems could emerge and alternative solutions may be devised that may be more costly than anticipated or more difficult to solve.

OUTLOOK
-------
The Company has experienced substantial growth in net sales over the past few years. The growth in sales is attributable to the acquisition and business development strategy of the sweater segment. Sales of the men's branded products under the Jantzen, Geoffrey Beene, Ron Chereskin and Robert Stock licenses, contributed in excess of $25 million in 1998.

The Company continues to believe that the primary reason for its success in recent years has been its ability to offer new products and the highest level of quality and services through its domestic manufacturing and its ability to be an in-stock resource for its customers. Management is committed to continuing to offer such quality and services to its customers. Management is very cognizant of the pricing pressures within the market which could adversely affect earnings of the Company.

ITEM 7A - MARKET RISK

The long term debt of the Company is at fixed interest rates which were at market when the debt was issued and which approximates market interest rates at December 31, 1998. The short-term debt of the Company has variable interest rates based on the prime rate of the financial institution purchasing the debt. The Company had no short-term debt at December 31, 1998.

In purchasing sweaters from foreign manufacturers, the Company uses letters of credit which require the payment of dollars upon receipt of bills of lading for the sweaters.

Hampshire Investments does not issue or own foreign indetedness. Hampshire Investments either purchases foreign based assets with dollars or with foreign currency purchased with dollars. Real property which is owned by Hampshire Investments and which is located outside the United States is leased for dollars and not foreign currency. The primary market risk which Hampshire Investments has with respect to foreign currencies is the impact that fluctuations in such currencies have on the businesses of the lessees of such real property and on the foreign based businesses and the foreign based funds in which Hampshire Investments owns equity.

Hampshire Investments limits its market risk in the common stock of publicly traded apparel companies primarily by limiting the amount of its investments. In addition to following all of its investments closely, Hampshire Investments limits the market risk, of its investments by limiting the amount of the aggregate investments to not in excess of 50% of annual net income of the Company on a cumulative basis.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be presented in this Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure in 1998.

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required to be presented in this Item 10 is incorporated herein by reference to the Company's 1999 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

The information concerning executive compensation required to be presented in this Item 11 is incorporated herein by reference to the Company's 1999 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management required to be presented in this Item 12 is incorporated herein by reference to the Company's 1999 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in this Item 13 is incorporated herein by reference to the Company's 1999 Proxy Statement.

                                     PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K.

  (1) Financial Statements

  (2) Financial Statement Schedules

      The financial statements and financial statement schedules are listed on the Index to the Consolidated Financial Statements on Page F-2 of this Annual Report on Form 10-K. All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, or they are not applicable.

  (3)Exhibits:
     Exhibit No.        Description                                    Footnote
    ------------ ----------------------------------------------        --------
                 Exhibits Incorporated by References:
                 -----------------------------------
   (3)(A)        Restated Certificate of incorporation of Hampshire
                  Group, Limited                                            2
   (3)(A)(1)     Certificate of Amendment to the Certificate of
                  Incorporation of Hampshire Group, Limited                 2
   (3)(A)(2)     Amended and Restated By-Laws of Hampshire Group,
                  Limited                                                   2
   (3)(B)(2)     Agreement of Merger between Hampshire Hosiery, Inc.
                  and Hampshire Designers, Inc. dated June 26, 1995         2
   (3)(B)(3)     Agreement of Merger between Segue (America) Limited
                  and H.G. Knitwear, Inc. dated December 26, 1995           2
   (3)(B)(4)     Agreement and Plan of Merger among Hampshire Group,
                  Limited, The Winona Knitting Mills, Inc. and
                  Peter and Joyce Woodworth dated June 5, 1995              2
   (3)(B)(5)     Asset Purchase Agreement among Segue (America)
                  Limited, Segue, Ltd. and Neil Friedman dated
                  February 15, 1995                                         2
  (10)(A)(2)     Employment Agreement between Hampshire Designers,
                  Inc. and Peter Woodworth dated October 10, 1995           2
  (10)(B)(1)     Form of Hampshire Group, Limited 1992 Stock Option
                  Plan Amended and Restated effective June 7, 1995          2
  (10)(C)(1)     Form of Hampshire Group, Limited and Affiliates
                  Common Stock Purchase Plan for Directors and
                  Executives Amended and Restated effective June 7, 1995    2
  (10)(D)(1)     Form of Hampshire Group, Limited and Subsidiaries 401(k)
                  Retirement Savings Plan                                   2
-------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's 1996 Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K.

                        (Exhibits continued on next page)

                      (Exhibits continued from previous page)

 Exhibit No.            Description                                     Footnote
------------    ---------------------------------------------------     --------
 (10)(D)(2)     Form of Hampshire Group, Limited Voluntary Deferred
                 Compensation Plan for Directors and Executives Amended
                 and Restated December 30, 1997                              2
 (10)(J)(3)     Lease Agreement between Hampshire Designers, Inc.
                 and Leslie R. Woodworth, et al for the Winona, Minnesota
                 manufacturing plant dated October 10, 1995                  2
 (10)(J)(4)     Lease Agreement between the Hampshire Designers, Inc.
                 and Pete Woodworth and Joyce Woodworth for the La Crescent,
                 Minnesota manufacturing plant dated October 10, 1995        2
 (10)(K)(1)     Loan and Security Agreement among San Francisco
                 Knitworks, Inc., Hampshire Designers, Inc. and
                 MetLife Capital Corporation dated May 13, 1994              2
 (10)(K)(2)     Loan and Security Agreement among San Francisco
                 Knitworks, Inc., Hampshire Designers, Inc. and
                 MetLife Capital Corporation dated October 12, 1994          2
 (10)(K)(3)     Loan and Security Agreement among San Francisco
                 Knitworks, Inc., Hampshire Designers, Inc. and
                 MetLife Capital Corporation dated September 22, 1995        2
 (10(L)(1)      Industrial Tax Exemption between Glamourette Fashion
                 Mills, Inc. and the Commonwealth of Puerto Rico, Office
                 of Industrial Tax Exemption, dated September 17, 1996       1
 (10)(M)        Agreement between Glamourette Fashion Mills, Inc. and
                 The Commonwealth of Puerto Rico on Repatriation of
                 Earnings (the "Closing Agreement"), dated June 30, 1993     2
 (10)(N)        Loan and Security Agreement between Hampshire Designers,
                 Inc. and SouthTrust Bank of Alabama, N.A. dated
                 May 1, 1994                                                 2
 (10)(O)        Loan and Security Agreement between Hampshire Designers,
                 Inc. and Central Fidelity National Bank dated
                 February 8, 1995                                            1
 (10)(P)(1)     Revolving Line of Credit Agreement between Banco Popular
                 and Glamourette Fashion Mills, Inc. dated May 23, 1996.     1
 (10)(P)(2)     First Amendment to Financing Agreement  between Banco
                 Popular and Glamourette Fashion Mills, Inc. dated
                 September 16, 1996.                                         1
 (10)(Q)        Loan Agreement between Hampshire Designers, Inc. and
                 NationsBank of South Carolina, N.A. dated June 27, 1995     2
 (10)(S)        Revolving Line of Credit Agreement between Merchants
                 National Bank and Hampshire Group, Limited dated
                 April 1, 1996.                                              1
 (10)(T)        Amendment to Credit Agreement between MTB Bank and
                 Segue (America) Limited dated June 19, 1996.                1

                        (Exhibits continued on next page)

                      (Exhibits continued from previous page)

                Exhibits filed herewith:
                -----------------------
 (10)(A)(3)     Employment Agreement between Hampshire Group, Limited  and
                 Ludwig Kuttner dated as of January 1, 1998
 (10)(H)(1)     Note Purchase Agreement between Hampshire Group, Limited
                 Phoenix Home Life Mutual Insurance Company and
                 The Ohio National Life Insurance Company dated May 15, 1998
 (10)(H)(2)     Credit Agreement and Guaranty between Hampshire Group,
                 Limited and The Chase Manhattan Bank, Republic National
                 Bank of New York and NationsBank, N.A. Dated May 28, 1998
 (10)(J)(5)     Renewed Lease Agreement between Hampshire Designers, Inc.
                 and Commerce Center Associates, Inc. for the Company's Anderson, South Carolina corporate offices dated August 1, 1998
 (10)(J)(6)     Renewed Lease Agreement between Hampshire Designers, Inc. and
                 Commerce Center Associates, Inc. for the Company's Anderson, South Carolina distribution center dated August 1, 1998
 (10)(R)        Restated Term Note between MetLife Capital Corporation and
                 Hampshire Designers, Inc., dated July 30, 1998
 (21)           Subsidiaries of the Company
 (23)           Consent of PricewaterhouseCoopers LLP
 (27)           Financial Data Schedule


 (b)  There were no reports on Form 8-K filed in the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson and the State of South Carolina on this 19th day of March 1999.

                                       HAMPSHIRE GROUP, LIMITED
                                       By: /s/ LUDWIG KUTTNER
                                       -------------------------
                                       Ludwig Kuttner
                                       President and Chief Executive Officer
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ LUDWIG KUTTNER       Chairman of the Board of Directors      March 19, 1999
Ludwig Kuttner           President and Chief Executive Officer
                         (Principal Executive Officer)

/s/ CHARLES W. CLAYTON   Vice President, Secretary, Treasurer    March 19, 1999
Charles W. Clayton       and Chief Financial Officer
                         (Principal Financial and Accounting Officer)

/s/ HERBERT ELISH        Director                                March 19, 1999
Herbert Elish

/s/ HARVEY L. SPERRY     Director                                March 19, 1999
Harvey L. Sperry

/s/ EUGENE WARSAW        Director                                March 19, 1999
Eugene Warsaw

/s/ JOEL GOLDBERG        Director                                March 19, 1999
Joel Goldberg

/s/ PETER W. WOODWORTH   Director                                March 19, 1999
Peter W. Woodworth

Report of Independent Accountants


To the Board of Directors and Stockholders of Hampshire Group, Limited


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hampshire Group, Limited and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
---------------------------------

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 11, 1999

                            HAMPSHIRE GROUP, LIMITED
                   Index To Consolidated Financial Statements



                                                                    Page
                                                                    ----
Report of Independent Accountants                                    F-1

Consolidated Balance Sheet                                           F-3

Consolidated Statement of Income                                     F-4

Consolidated Statement of Comprehensive Income                       F-5

Consolidated Statement of Cash Flows                                 F-6

Consolidated Statement of Changes
 in Stockholders' Equity                                             F-7

Notes to Consolidated Financial Statements                        F-8 - F-21

Financial Statement Schedules
  I.  Valuation and Qualifying Accounts                              F-23
 II.  Real Estate and Accumulated Depreciation                    F-24 - F-25

Quarterly and Financial Stock Data                                   F-26

HAMPSHIRE GROUP, LIMITED
Consolidated Balance Sheet
(in thousands, except share data)

December 31,                                             1998        1997
--------------------------------------------------------------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                            $13,886      $12,003
  Available-for-sale securities                            549          914
  Accounts receivable trade - net                       24,194       16,227
  Other accounts receivable                              1,428          434
  Inventories                                           20,789       18,728
  Deferred tax asset                                     4,006        3,198
  Hosiery assets held for sale - net                       774          -
  Other current assets                                     597          508
                                                   -------------------------
       Total current assets                             66,223       52,012
Property, plant and equipment - net                     13,677       15,093
Real property investments - net                          8,679        4,127
Long-term investments                                    5,238        3,051
Trading securities held in retirement trust              1,087          547
Deferred tax asset                                       2,416        2,326
Intangible assets - net                                  3,390        3,385
Other assets                                               138           44
                                                   -------------------------
                                                      $100,848      $80,585
                                                   =========================
--------------------------------------------------------------------------------
LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt                   $  1,782      $ 3,411
  Accounts payable                                       5,772        4,068
  Accrued  expenses and other liabilities                7,386        8,230
                                                   -------------------------
       Total current liabilities                        14,940       15,709
Long-term debt                                          20,777        6,209
Deferred compensation                                    1,728          957
Commitments and contingencies                              -            -
                                                   -------------------------
       Total liabilities                                37,445       22,875
                                                   -------------------------
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------
Common stock, $.10 par value; 4,253,492 and
  4,191,721 shares issued and 4,218,246 and
  4,135,125 outstanding                                    425          419
Additional paid-in capital                              28,276       27,474
Retained earnings                                       35,459       30,886
Accumulated other comprehensive loss                      (188)         (89)
Treasury stock, 35,246 and 59,210 shares at cost          (569)        (980)
                                                    -------------------------
       Total stockholders' equity                       63,403       57,710
                                                    -------------------------
                                                      $100,848      $80,585
                                                    =========================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated Statement of Income
(in thousands, except per share data)

Year Ended December 31,                          1998       1997       1996
-------------------------------------------------------------------------------
Net sales                                      $168,688   $140,807   $117,575
Cost of goods sold                              133,769    107,726     88,395
                                              ---------------------------------
  Gross profit                                   34,919     33,081     29,180
Other revenue                                       507         43        942
                                              ---------------------------------
                                                 35,426     33,124     30,122
Selling, general and administrative expenses     24,971     21,156     19,494
Asset impairment charge                           2,500        -          667
                                              ---------------------------------
Income from operations                            7,955     11,968      9,961
Other income (expense):
  Interest expense                               (1,696)      (824)      (716)
  Interest income                                   243        363        195
  Other                                             502       (139)       (90)
                                              ---------------------------------
Income before provision for income taxes          7,004     11,368      9,350
Income tax (provision) benefit:
   Current                                       (1,471)    (2,649)    (1,780)
   Deferred                                         194        200      3,900
                                              ---------------------------------
Net income from continuing operations             5,727      8,919     11,470
Income (loss) from discontinued operations-net     (214)        87        426
Loss from disposal of discontinued
  operations-net                                   (500)       -          -
                                              ---------------------------------
Net income                                        5,013      9,006     11,896
Preferred stock dividend requirements               -         (167)      (184)
                                              ---------------------------------
Net income applicable to common stock           $ 5,013    $ 8,839    $11,712
                                              =================================

-------------------------------------------------------------------------------

Net income per share from     Basic               $1.39      $2.27      $2.99
  continuing operations:                      ---------------------------------
                              Diluted             $1.29      $2.00      $2.62
                                              ---------------------------------
Net income per share:         Basic               $1.21      $2.29      $3.10
                                              ---------------------------------
                              Diluted             $1.13      $2.02      $2.72
                                              ---------------------------------
Weighted average number       Basic               4,128      3,856      3,778
  of shares outstanding:                      ---------------------------------
                              Diluted             4,443      4,465      4,379
                                              ---------------------------------
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated Statement of Comprehensive Income
(in thousands)

Year Ended December 31,                          1998       1997       1996
------------------------------------------------------------------------------
Net income                                     $5,013     $9,006     $11,896
Other comprehensive income,  net of tax:
  Unrealized holding losses on securities
    arising during periods                         49       (89)        -
  Plus reclassification adjustment for
    gains included in net income                 (148)        -           -
                                            ----------------------------------
Other comprehensive loss                          (99)       (89)        -
                                            ----------------------------------
Comprehensive income                           $4,914     $8,917     $11,896
                                            ==================================
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated Statement of Cash Flows
(in thousands)

Year Ended December 31,                          1998       1997       1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                   $ 5,013    $ 9,006    $11,896
  Loss (income) from discontinued operations       214        (87)      (426)
  Loss from disposal of discontinued operation     500        -          -
                                             ----------------------------------
  Income from continuing operations              5,727      8,919     11,470
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization              4,397      3,508      3,471
      Write-down of foreign investments          2,500        -          -
      Loss on impairment of asset                  -          -          667
      Loss on sale of assets                         1          4         59
      Deferred income taxes                       (781)      (200)    (3,900)
      Tax benefit relating to common stock plans   227        100        122
    Net change in operating assets and
     liabilities, net of effects of acquired
     or disposed companies:
      Receivables                               (7,960)    (4,132)     3,458
      Inventories                               (6,383)    (4,312)     3,506
      Accounts payable                           2,000        340       (247)
      Accrued expenses and other liabilities       401      2,927     (1,733)
      Other assets                                 (42)       (93)      (153)
                                              ---------------------------------
      Net cash provided by (used in)
       continuing operations                        87      7,061     16,720
      Net cash provided by (used in)
       discontinued operations                    (820)       957        211
                                              ---------------------------------
    Net cash provided by (used in) operating
     activities                                   (733)     8,018     16,931
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                          (3,094)    (4,400)    (2,847)
  Proceeds from sales of  property and
   equipment                                       580          4        110
  Purchase of available-for-sale securities-net   (622)    (1,400)       -
  Purchase of real property and other
   investments                                  (9,126)    (6,900)      (503)
  Additional purchase price of business
   acquisition                                    (265)       -          -
                                              ---------------------------------
    Net cash used in investing activities      (12,527)   (12,696)    (3,240)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt      17,523      1,645        711
  Debt issuance costs                             (112)       -          -
  Repayment of long-term debt                   (2,939)    (2,947)    (4,245)
  Proceeds from issuance of common stock           375         90        764
  Repurchase of common stock warrants              -       (1,000)       -
  Redemption of preferred stock                    -          -         (308)
  Cash dividends on preferred stock                -         (167)      (184)
  Reduction (purchase) of treasury stock - net     296     (1,325)       (78)
                                              ---------------------------------
    Net cash provided by (used in) financing
     activities                                 15,143     (3,704)    (3,340)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                               1,883     (8,382)    10,351
Cash and cash equivalents - beginning of year   12,003     20,385     10,034
                                              ---------------------------------
Cash and cash equivalents - end of year        $13,886    $12,003    $20,385
                                              =================================
Supplementary disclosure of cash flow information
-------------------------------------------------------------------------------
Cash paid during the year for:
  Interest                                      $1,434     $1,329     $1,304
  Income taxes                                   1,387      2,152      1,952
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share data)

Years Ended December 31, 1996, 1997 and 1998
                                                        Additional
                                      Common Stock        Paid-In     Retained
                                    Shares    Amount      Capital     Earnings
------------------------------------------------------------------------------
Balance - Beginning of year       3,771,624    $377       $22,979      $11,399
Net income for the year               -          -            -         11,896
Purchase of treasury stock          (62,500)     -            -            -
Shares issued under the
  common stock plans                176,379      12           752          -
Tax benefit relating to
  common stock plans                  -          -            122          -
Deferred compensation payable
  in Company shares                 245,763      -            -            -
Shares held in trust for deferred
  compensation liability           (245,763)     -            -            -
Dividends on preferred stock          -          -            -           (184)
-------------------------------------------------------------------------------
Balance - December 31, 1996       3,885,503     389        23,853       23,111
Net income for the year               -          -            -          9,006
Additional shares issued
 for business acquisition            14,223       1           264          -
Preferred stock conversion          276,995      27         3,267          -
Purchase of treasury stock          (91,615)     -            -            -
Shares issued under the
  common stock plans                 50,019       2            88          (92)
Repurchase of stock warrant           -          -            (98)        (902)
Repurchase of subsidiary stock        -          -            -            (70)
Tax benefit relating to
  common stock plans                  -          -            100          -
Deferred compensation payable
  in Company shares                 276,616      -            -            -
Shares held in trust for deferred
  compensation liability           (276,616)     -            -            -
Unrealized loss on available-
  for-sale securities - net           -          -            -            -
Dividends on preferred stock          -          -            -           (167)
-------------------------------------------------------------------------------
Balance - December 31, 1997       4,135,125      419       27,474       30,886
Net income for the year               -          -            -          5,013
Additional shares issued              -
  for business acquisition           17,952        2          204          -
Purchase of treasury stock          (44,200)     -            -            -
Shares issued under the
  common stock plans                109,369        4          371         (440)
Tax benefit relating to
  common stock plans                  -          -            227          -
Deferred compensation payable
  in Company shares                 314,050      -            -            -
Shares held in trust for deferred
  compensation liability           (314,050)     -            -            -
Unrealized loss on available-
  for-sale securities - net           -          -            -            -
-------------------------------------------------------------------------------
Balance - December 31, 1998       4,218,246     $425      $28,276      $35,459
                               ================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of changes in Stockholders' Equity
(Continued)
                                       Accumulated
                                         Other
                                      Comprehensive      Treasury       Total
                                          Loss
-------------------------------------------------------------------------------
Balance - Beginning of year                 -                -        $34,755
Net income for the year                     -                -         11,896
Purchase of treasury stock                  -             ($746)         (746)
Shares issued under the
  common stock plans                        -               668         1,432
Tax benefit relating to
  common stock plans                        -                -            122
Deferred compensation payable
  in Company shares                         -             1,835         1,835
Shares held in trust for deferred
  compensation liability                    -            (1,835)       (1,835)
Dividends on preferred stock                -                -           (184)
-------------------------------------------------------------------------------
Balance - December 31, 1996                 -               (78)       47,275
Net income for the year                     -                -          9,006
Additional shares issued
 for business acquisition                   -                -            265
Preferred stock conversion                  -                -           3,294
Purchase of treasury stock                  -            (1,443)        (1,443)
Shares issued under the
  common stock plans                        -               541            539
Repurchase of stock warrant                 -                -          (1,000)
Repurchase of subsidiary stock              -                -             (70)
Tax benefit relating to
  common stock plans                        -                -             100
Deferred compensation payable
  in Company shares                         -             2,356          2,456
Shares held in trust for deferred
  compensation liability                    -            (2,456)        (2,456)
Unrealized loss on available-
  for-sale securities - net               ($89)              -             (89)
Dividends on preferred stock                -                -            (167)
-------------------------------------------------------------------------------
Balance - December 31, 1997                (89)            (980)        57,710
Net income for the year                     -                -           5,013
Additional shares issued
  for business acquisition                  -                -             206
Purchase of treasury stock                  -              (748)          (748)
Shares issued under the
  common stock plans                        -             1,159          1,094
Tax benefit relating to
  common stock plans                        -                -             227
Deferred compensation payable
  in Company shares                         -             2,903          2,903
Shares held in trust for deferred
  compensation liability                    -            (2,903)        (2,903)
Unrealized loss on available-
  for-sale securities - net                (99)              -             (99)
-------------------------------------------------------------------------------
Balance - December 31, 1998              ($188)           ($569)       $63,403
                               ================================================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
Hampshire Group, Limited (the "Company"), through its subsidiaries, is engaged in the manufacture and sale of knitted sweaters and investing in and holding of real estate and equity securities. The Company, with headquarters in Anderson, South Carolina, operates sweater manufacturing and distribution plants in South Carolina, Virginia, Minnesota, California and Puerto Rico. The Company's knitted products are sold primarily in the United States through various retail and mail-order companies. The investment company, with a subsidiary located in the United Kingdom, acquires real properties and equity securities primarily in the United States, Russia and Eastern Europe, for the purpose of investments.

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

Fair Value of Financial Instruments
-----------------------------------
The fair value of long-term debt approximates its carrying value due to the fact the rates do not differ materially from market rates of interest for similar instruments.

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

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic inventories of Hampshire Designers and using the first-in, first-out ("FIFO") method for all other domestic inventory and inventory located in Puerto Rico.

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

Intangible Assets
-----------------
Intangible assets consist primarily of goodwill which is being amortized over 10 years on a straight-line basis. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company will undertake the necessary studies and evaluate projected future earnings associated with the asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, the impaired asset is written down to its estimated fair value.

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

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from these estimates.

Presentation of Prior Year Data
-------------------------------
Certain reclassifications have been made to data of prior years to conform with the current-year presentation.

Earnings Per Common Share
-------------------------

In 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") which superseded APB Opinion No. 15 "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. Earnings per share for prior years have been restated to provide comparable information.

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants and conversion of the preferred stock.

Recent Accounting Standards
---------------------------
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gain or loss on available-for-sale securities, that is presented in other comprehensive income.

The Company also adopted on January 1, 1998 Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS131"). SFAS 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments using the "management approach." This approach focuses on financial information that an enterprise's management uses to make decisions about operating matters. Management feels that determination of financial data for disclosure by product is impractical; therefore, adoption of SFAS 131 had no effect on the Company's segment reporting.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, management anticipates the adoption of SFAS 133 will not have a significant impact on the Company's results of operations or its financial position.

Note 2 - Available-for-Sale Securities
--------------------------------------

A summary of available-for-sale securities at December 31, 1998 and 1997 is set forth in the adjacent table.

Gain or loss on the sale of securities has been reported in the Consolidated Statement of Income under Other Income.

(in thousands)        1998     1997
------------------------------------
Original cost         $847    $1,056
Unrealized gains        15         2
Unrealized losses     (313)     (144)
------------------------------------
Fair market value     $549    $  914
====================================


Note 3 - Accounts Receivable and Major Customers
------------------------------------------------

The Company performs ongoing evaluations of its customers' credit worthiness and maintains allowances for potential credit losses. The Company generally does not require collateral for its trade receivables. The accounts receivable are stated net of allowances for doubtful accounts and returns and allowances of $3,817,000 and $3,295,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, and 1997, 60% and 55%, respectively, of the trade receivables were due from five customers.

The Company sells principally to department stores, mail-order catalog businesses, chain stores, mass merchandisers and other retailers located in the United States. The Company had sales to two major customers (defined as sales in excess of 10% of total sales ) which as a percentage of total sales accounted for approximately 25%, 20% and 17% for 1998, 1997 and 1996, respectively.

Note 4 - Inventories
--------------------

The components of inventories at December 31, 1998 and 1997 are set forth in the adjacent table.

Approximately 39% and 58% of total inventories were valued using the LIFO method at December 31, 1998 and 1997, respectively.

(in thousands)                 1998       1997
------------------------------------------------
Finished goods               $14,904    $11,512
Work-in-progress               3,460      6,938
Raw materials and supplies     4,126      4,393
------------------------------------------------
                              22,490     22,843
Less - Excess of current cost
  over LIFO carrying value    (1,701)    (4,115)
------------------------------------------------
Total                        $20,789    $18,728
================================================

Note 5 - Property, Plant and Equipment
--------------------------------------

The components of property, plant and equipment for December 31, 1998 and 1997 are set forth in the adjacent table. Depreciation expense was $3,797,000, $3,202,000, and $2,979,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

                                 Estimated
(in thousands)                  Useful Lives      1998        1997
---------------------------------------------------------------------
Land                                            $   324    $   225
Buildings and improvements       15-45 years      3,879      3,301
Leasehold improvements            5-10 years      4,515      4,980
Machinery and equipment           3-7 years      25,171     28,126
Furniture and fixtures            3-7 years       1,227      1,179
Transportation equipment          3-5 years         122        233
Construction in progress                            127         76
---------------------------------------------------------------------
Total cost                                       35,365     38,120
Less - Accumulated depreciation                 (21,688)   (23,027)
---------------------------------------------------------------------
Total                                           $13,677    $15,093
=====================================================================

Note 6 - Real Property and Long-Term Investments
------------------------------------------------

The Company, through its investments subsidiary, has made direct investments in real property for the purposes of generating rental revenue. These properties consist of commercial facilities in the United States and abroad and are carried at historical cost, net of $1,850,000 asset impairment charge recorded in 1998. Depreciation is provided over the estimated useful lives of the property, which is 15 years.

                             Real Property Investments
-------------------------------------------------------
(in thousands)                    1998           1997
-------------------------------------------------------
Commercial property:
  United States                  $5,933         $1,687
  Russia                          2,141          2,461
  Europe                            806            -
-------------------------------------------------------
                                  8,880          4,148
Less: Accumulated depreciation     (201)           (21)
-------------------------------------------------------
Total                            $8,679         $4,127
=======================================================

Long-term investments consist principally of common stock of non-publicly traded companies. The carrying values set forth in the adjacent table are shown net of asset impairment charge of $650,000 recorded in 1998. To recognize the effect of the devaluation of the Russian ruble, and other permanent impairment.

                              Long-Term Investments
-------------------------------------------------------
(in thousands)                   1998           1997
-------------------------------------------------------
  United States                 $1,909         $  827
  Russia                           131            -
  Europe                         3,198          2,224
-------------------------------------------------------
Total                           $5,238         $3,051
=======================================================


Note 7 - Intangible Assets
--------------------------

In connection with the merger of Winona Knitting Mills (the "Winona Division"), the Company recorded an additional $413,000 and $530,000 in 1998 and 1997, respectively, in goodwill as a result of certain payments to be made in accordance with the contingent purchase price agreement.

Activity in intangible assets for the years ended December 31, 1998 and 1997 is summarized in the adjacent table.

(in thousands)                       1998      1997
------------------------------------------------------
Balance - beginning of year         $3,385    $3,161
Addition from contingent purchase
  price of Winona Knitting Mills       413       530
Other additions                         12       -
Amortization during year              (420)     (306)
------------------------------------------------------
Balance - end of year               $3,390    $3,385
======================================================

Note 8 - Accrued Expenses and Other Liabilities
-----------------------------------------------

Accrued expenses and other liabilities at December 31, 1998 and 1997 are summarized in the adjacent table.

(in thousands)         1998       1997
----------------------------------------
Compensation           $1,870    $2,799
Interest                  821       304
Income taxes              709     1,678
Medical and health care   956       836
Workers' compensation     629       501
Other                   2,401     2,112
----------------------------------------
                       $7,386    $8,230
========================================

Note 9 - Borrowings
-------------------

Revolving Credit Agreement
--------------------------
The Company has renewed its principal credit facility through May 26, 1999 with three participating commercial banks. The credit facility consists of a $42 million combined line of credit and letter of credit facility. Advances under the facility are limited to the lesser of: (1) the amount available set forth above; or (2) the sum of (i) 85% of the eligible accounts receivable; plus (ii) a seasonal adjustment of up to $12 million during the period March 1 to October 31.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 1.5% for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, other than certain factored trade accounts receivable. In addition, letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. The Company has pledged as collateral a $5 million insurance policy on the life of its Chairman and the common stock of its subsidiaries; and, such subsidiaries guarantee the performance of the Company.

The Company maintains an unsecured $2.5 million credit facility for Hampshire Designers for peak period financing. The line is available for short-term borrowing not to exceed one year and to fund letters of credit. Advances on the facility bear interest, at the Company's option, at the bank's prime rate or the one-month LIBOR rate plus 1.87%. No advances were outstanding under the line at December 31, 1998 or 1997. For a subsidiary of Hampshire Designers, the Company maintains with a bank a $4 million facility which is used primarily to fund international letters of credit. Advances on the facility bear interest at the bank's prime rate and are collateralized by the inventory purchased pursuant thereto and are guaranteed by Hampshire Group, Limited. Outstanding letters of credit of all lines totaled approximately $6.4 million at December 31, 1998.

At December 31, 1998, a subsidiary of Hampshire Designers had available from a commercial bank an unsecured $2 million credit facility which is guaranteed by Hampshire Designers. The facility is available for short-term borrowing not to exceed 180 days and to fund letters of credit. Advances on the facility bear interest at the lower of the bank's prime rate or the one-month LIBOR rate plus 1.75%. No advances were outstanding under the line at December 31, 1998 or 1997.

Factoring Agreement
-------------------
The Winona Division has a factoring agreement pursuant to which it sells approximately 40% of its accounts receivables to a factor, without recourse. The accounts are factored on a 45-day maturity basis, but the Company may request advances up to 80% of the uncollected balance of the receivables, with such advances bearing interest at the prime rate plus 1%. The agreement requires a commission rate of 1% of the factored accounts receivable.

Senior Notes Agreement
----------------------
The Senior Notes are collateralized pari passu by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, other than certain factored trade accounts receivable. The Company has also pledged as collateral a $5 million insurance policy on the life of its Chairman and the common stock of its subsidiaries; and such subsidiaries guarantee the performance of the Company under the Agreements, hereafter defined. Both the Revolving Credit Agreement and the Senior Note Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries (defined as Hampshire Designers, Inc. and its Subsidiaries).

The covenants require maintenance of a consolidated tangible net worth not less than $43 million plus 50% of the net income for the year 1998 and each succeeding year; an average current ratio of not less than 1.75 to 1.00; a fixed charge ratio of consolidated income for fixed charges for the period of four consecutive fiscal quarters most recently ended of at least 2.50 times consolidated fixed charges for such period and restricts funded debt to capitalization ratio not to exceed 0.45 to 1.00. The Agreements also require a short-term debt cleanup of 45 days during any 12-month period, restricts the sale of assets and restricts payments of cash dividends and investments in the non-restricted subsidiary.

Long-Term Debt
---------------
Long-term debt at December 31, 1998 and 1997 is composed of:

(in thousands)                                                   1998     1997
-------------------------------------------------------------------------------
Senior Notes payable to two insurance companies in seven
  annual installments of $2,142,857 commencing January 2002, interest at 7.05% per annum, payable semi-annually,
  collateralized pari passu with the Revolving Credit Facility  $15,000     -
Debt collateralized by real property
  Note payable to a mortgage company in monthly installments
    of $12,326, including interest at 7.36% through 2008          1,684     -
  Note payable to a bank in monthly installments of $12,350,
    including interest at 8.4% through 2007                         922   $ 989
  Note payable to a bank in monthly installments of $8,300,
    including interest at 8.06% through 2008 (guaranteed by the
    Company)                                                        597     637
  Other notes payable collateralized by real estate payable
    in monthly installments of $9,400, including interest at
    various rates from 7.25% to 8.00%                             1,075     251
Debt collateralized by machinery and equipment
  Notes payable to an insurance company in monthly installments of $80,406 including interest at various rates from 7.55%
    to 9.03% through 2000                                         1,152   3,568
  Note payable to a bank in monthly installments of $30,150, plus interest, at LIBOR plus 1.75%, adjusted quarterly,
    through 2001                                                    713   1,076
  Note payable to a bank in monthly installments of  $15,800,
    including interest at 8.25% through 2002.                       599     733
  Other notes payable in monthly installments of approximately
    $18,000, including interest at various rates from 5.88% to
    10.3% through 2007                                              439   1,327
Unsecured debt
  Note payable to Minnesota Economic Development Division in monthly installments of $4,400, including interest at 4.0%
    through 2007                                                    378     414
  Note payable to a related party plus interest at 9.08%, paid
    December 1998                                                   -       625
-------------------------------------------------------------------------------
Total debt                                                       22,559   9,620
Less - Amount payable within one year                            (1,782) (3,411)
-------------------------------------------------------------------------------
Amount payable after one year                                   $20,777  $6,209
===============================================================================

Maturities of long-term debt as of December 31, 1998 are summarized in the adjacent table.

    Year       (in thousands)
------------------------------
    1999            $1,782
    2000             1,254
    2001               566
    2002             2,586
    2003             2,681
    Thereafter      13,690
------------------------------
                   $22,559
==============================

Note 10 - Income Taxes
----------------------

The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are set forth in the adjacent table.

(in thousands)      1998      1997     1996
----------------------------------------------
Current:
  Federal         $1,068    $2,201    $1,320
  State              271       311       280
  Puerto Rico        132       137       180
----------------------------------------------
                   1,471     2,649     1,780
----------------------------------------------
Deferred:
  Federal             28      (200)   (3,900)
  State             (222)      -         -
----------------------------------------------
                    (194)     (200)   (3,900)
----------------------------------------------
Total             $1,277    $2,449   ($2,120)
==============================================

The domestic, Puerto Rico and foreign components of income (loss) before income taxes are set forth in the adjacent table.

(in thousands)               1998      1997     1996
------------------------------------------------------
Domestic                    $5,244   $ 6,230   $3,615
Puerto Rico                  4,183     5,138    5,735
Foreign                     (2,423)      -        -
------------------------------------------------------
Income before income taxes  $7,004   $11,368   $9,350
======================================================

A reconciliation of the provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income from continuing operations before income taxes and the Company's actual provision for income taxes is set forth in the adjacent table.

                         (in thousands)          1998      1997     1996
---------------------------------------------------------------------------
Tax provision at federal statutory rate         $2,381    $3,865   $3,179
Increase (decrease) in tax arising from:
  Effect of exemption of Puerto Rico
    earnings from United States tax             (1,422)   (1,747)  (1,950)
  Puerto Rico taxes on income, including
    withholding taxes                              132       137      180
  State taxes, less federal income tax benefit      85       174      159
  Foreign operating losses                          85       -        -
  Change in valuation allowance                    -         -     (4,618)
  Other                                             16        20      930
---------------------------------------------------------------------------
                                                $1,277    $2,449  ($2,120)
===========================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets and liabilities as of December 31, 1998 and 1997 is set forth in the adjacent table.

(in thousands)                                               1998        1997
-------------------------------------------------------------------------------
Deferred income tax assets:
  Inventories                                              $   199     $   249
  Allowances for receivables                                   936       1,055
  Write-down of assets not currently deductible                925         -
  Accrued liabilities and other temporary differences        2,359       1,840
  Unrealized losses on available-for-sale securities           110          53
  Provision for discontinued operations                        294         -
  Net operating loss carryforwards                           3,039       3,633
  Tax credit carryforwards                                     697       1,034
--------------------------------------------------------------------------------
    Gross deferred income tax assets                         8,559       7,864
--------------------------------------------------------------------------------
Deferred income tax liabilities:
  Property, plant and equipment                               (268)       (471)
--------------------------------------------------------------------------------
    Gross deferred income tax liabilities                     (268)       (471)
--------------------------------------------------------------------------------
Valuation allowance for deferred income tax assets          (1,869)     (1,869)
--------------------------------------------------------------------------------
Total                                                       $6,422      $5,524
================================================================================


The net operating loss carryforwards for federal income tax purposes expire as set forth in the adjacent table.

      (in thousands)
Year    Regular Tax
--------------------
2000        $  159
2001         1,344
2002         1,384
2003         1,334
2004-2009    4,717
--------------------
Total       $8,938
====================

As a result of the sale of the Company's common stock pursuant to the Offering, the Company generally is not permitted to utilize more than $1.7 million of the net operating loss carryovers existing as of the completion of the Offering in any single tax year. Provided that to the extent such net operating loss carryforward limitation is not utilized in any tax year, it may be carried forward to subsequent tax years and consequently will increase the subsequent years' limitation.

Substantially all of the income of Glamourette Fashion Mills, Inc. ("Glamourette") was effectively exempt from Puerto Rico income tax by an extended tax grant under the Puerto Rico Tax Incentives Act of 1987 (the "Act"). The grant allows partial exemption from income, property and municipal taxes. Under the extension of the grant, the Company has been granted 90% exemption from Puerto Rico income taxes, and 75% exemption from property taxes and municipal taxes through the year 2010 and will be subject to tollgate taxes ranging from 0% to 5% on dividends. Absent this exemption, Glamourette's earnings would be subject to Puerto Rican income tax at rates of up to 39%.

Glamourette has made an election under Section 936 of the Internal Revenue code pursuant to which Glamourette's earnings are exempt from US taxes. However, dividends received from Glamourette, together with certain other items, enter into the computation of the US alternative minimum tax ("AMT"). Due to the
Section 936 exemption and the relative portion of Glamourette's earnings to other US taxable income in prior years, management estimated that the Company would, more likely than not, be a perpetual AMT taxpayer. Accordingly, since NOL deductions are limited in calculating AMT, the Company had, prior to 1996, determined that a valuation allowance was required with respect to NOL.

carryforwards and AMT credit carryforwards. During 1996, Section 936 was repealed and is being phased out over a 10-year period. As a result, the Company believes that during this phase-out period it will incur regular US tax liabilities and therefore will receive the benefit of a significant portion of the NOL and AMT credit carryforwards. The Company reduced the valuation allowance in the fourth quarter of 1996 to adjust deferred tax assets to an amount management believes more likely than not will be realized.

The Company received dividends from Glamourette of approximately $2.0 million, $5.0 million and $5.0 million in 1998, 1997 and 1996, respectively. The Company has approximately $9.0 million of Glamourette's undistributed earnings which it considers permanently invested. Additionally, any undistributed earnings of other foreign subsidiaries are expected to be indefinitely reinvested overseas. For this reason, deferred income taxes have not been provided thereon.

In January 1999, the Company received notice from the Internal Revenue Service of an examination of the Company's consolidated tax return for the year ended December 31, 1996. The examination has been completed and an adjustment letter in the amount of $65,000 deficiency (after giving effect to the amended return filed in 1997) has been issued and has been accepted by the Company.

In February 1998, the Internal Revenue Service commenced an examination of the 1995 tax return of the Company's Puerto Rican subsidiaries, Glamourette Fashion Mills, Inc.; however, the examination has not been completed. The Company believes any assessment would be without merit, and that any adjustment which might result would not have a material effect on the consolidated financial position of the Company.

Note 11 - Commitments and Contingencies
---------------------------------------

The Company leases premises and equipment under operating leases having terms from monthly to 8 years. At December 31, 1998, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table to the right:

Rent expenses on operating leases were $1,532,000, $1,596,000 and $1,636,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Year    (in thousands)
----------------------
1999           $1,579
2000            1,627
2001            1,359
2002            1,005
2003              885
Thereafter      1,276
----------------------
Total          $7,731
======================

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition or results of operations.

Note 12 - Capitalization
------------------------

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

In connection with the acquisition of stock of The Winona Knitting Mills in October 1995, the Company issued 124,000 shares of 5% cumulative nonvoting Series A Convertible, Preferred Stock ("Series A" stock) having a liquidation preference and stated value of $12.50 per share. The Series A stock was convertible, at the option of the holder into common stock at the conversion rate of one share of common stock for one share of the Series A stock. The Series A stock was also subject to mandatory redemption by the Company at its stated value plus a premium and any accrued but unpaid dividends in 20 equal quarterly installments beginning on January 1, 2001.

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

In the fourth quarter of 1997, the Company gave notice to the holders of record of its intent to redeem all of the outstanding shares of both Series A and Series D stock at the required redemption price. The Company was notified by the holders of all of the Series A and Series D stock of their intent to convert the shares into common stock of the Company. Effective December 30, 1997, all shares of Series A stock in the amount of $1,550,000 and Series D stock in the amount of $1,744,000 were converted into 240,995 shares of Hampshire Group, Limited common stock.

Note 13 - Stock Options, Warrants and Compensation Plans
--------------------------------------------------------

In 1994, the Company registered 750,000 shares of its common stock under the Securities Act of 1933, as amended. This action was in regards to the Hampshire Group, Limited 1992 Stock Option Plan and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 330,000 have been issued under these plans.

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

Stock Options
-------------

Options to purchase Hampshire Group, Limited Common Stock are granted at the discretion of the Company's Board of Directors to executives and key employees of the Company and its subsidiaries. No option may be granted with an exercise price less than fair market value per share of common stock at the date of grant. All options have a maximum term of 10 years and become fully exercisable after a maximum of 5 years from the date of grant.

Stock option activity is set  forth in the adjacent table.

                                    Number of     Weighted Average
                                     Options       Exercise Price
-------------------------------------------------------------------
Outstanding - January 1, 1996        536,726          $ 7.42
  Granted                             63,466           11.28
  Exercised                         (119,879)           6.37
  Canceled or expired                (24,500)           8.86
-------------------------------------------------------------------
Outstanding - December 31, 1996      455,813            7.87
  Granted                             50,000           14.50
  Exercised                          (29,556)           6.98
  Canceled or expired                (45,625)          14.16
-------------------------------------------------------------------
Outstanding - December 31, 1997      430,632            8.33
  Granted                             52,945           16.31
  Exercised                          (65,767)           8.15
  Canceled or expired                 (5,794)          10.77
-------------------------------------------------------------------
Outstanding - December 31, 1998      412,016          $ 9.23
-------------------------------------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards No. 123" Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board during 1995 and was effective for the Company in 1996. SFAS 123 allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB 25. Since the Company has elected to continue applying APB 25 in accounting for its plans, no compensation expense has been recognized in 1998, 1997 or 1996. Additionally, in accordance with SFAS 123, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced.

In order to estimate compensation cost, the Black-Scholes model was employed using the assumptions set forth in the adjacent table.

                               1998     1997      1996
--------------------------------------------------------
Expected life (years)          5.24     4.37      5.11
Expected volatility           22.73%   18.60%    21.40%
Dividend yield                 0.00%    0.00%     0.00%
Risk-free interest rate        5.14%    6.54%     5.37%
Weighted-average fair values
  of options granted          $5.33    $5.07     $3.38
---------------------------------------------------------

The adjacent table sets forth the effect on net income and diluted earnings per share had compensation cost been determined under SFAS 123.

(in thousands)                              1998      1997     1996
---------------------------------------------------------------------
Net income:                 As reported    $5,013   $9,006   $11,896
                                          ---------------------------
                            Pro forma      $4,927   $8,930   $11,813
---------------------------------------------------------------------
Diluted earnings per share: As reported     $1.13    $2.02     $2.72
                                          ---------------------------
                            Pro forma       $1.11    $2.00     $2.70
---------------------------------------------------------------------

A summary of the current status of options outstanding at December 31, 1998, is set forth in the table below.



           Options Outstanding                           Options Exercisable
----------------------------------------------------  ------------------------
                           Weighted    Weighted                      Weighted
  Number      Range of     Average     Average          Number       Average
Outstanding   Exercise     Exercise    Remaining       Exercisable   Exercise
 12/31/98      Prices       Price        Life           12/31/98      Price
---------------------------------------------------   ------------------------
 68,455      $5.81-$6.00   $ 5.84        1.51            68,455       $ 5.84
 32,727         6.19         6.19        2.00            32,727         6.19
 48,889         7.50         7.50        2.22            48,889         7.50
 65,909         7.87         7.87        0.53            65,909         7.87
 15,000         8.25         8.25        2.00            15,000         8.25
 72,727         9.90         9.90        0.75            72,727         9.90
 63,159      11.00-12.13    11.58        4.77            36,252        11.39
 11,775      12.50-14.50    14.42        5.44             6,138        14.34
 30,000        18.13        18.13        7.50               -            -
  3,375        22.69        22.69        6.50               844        22.69
--------------------------------------------------  -------------------------
412,016                     $9.23                       346,941       $ 8.24
==================================================  =========================

Warrants to Purchase Common Stock
---------------------------------
In December 1990, the Company issued warrants to purchase 338,182 shares of the Company's common stock at an exercise price of $6.19 per share through December 31, 2000. The aggregate consideration for such warrants was $250,000. As of July 1, 1997, the Company repurchased for $1 million ($7.534 per share), 132,728 of these warrants leaving a balance of 205,454 outstanding.

Common Stock Purchase Plan
--------------------------
Pursuant to the Hampshire Group, Limited 1992 Common Stock Purchase Plan for Directors and Executives ("Stock Purchase Plan"), non-employee directors may elect to use their fees as directors to purchase common stock of the Company. Under the same provision, key executives may elect to use up to 10% of their annual salaries and up to 40% of their annual bonuses to purchase common stock of the Company under the Plan.

The number of shares of common stock to be delivered is determined, with respect to non-employee directors, by dividing the amount of director fees elected to be used to purchase common stock in each quarter by 95% of the fair market value of the Company's common stock at the end of the calendar quarter. The number of shares of common stock to be delivered with respect to annual bonuses of key executives is determined by dividing the amount elected to be used for the purchase of common stock by 90% of the lower of: (1) the average of the fair market value of the Company's common stock at the end of each calendar quarter, or (2) the fair market value of the Company's common stock as of the end of the plan year. The number of shares of common stock to be delivered with respect to annual salaries of key executives is determined by dividing the amount so elected to be used for the purchase of common stock by 90% of the Company's common stock at the end of the calendar quarter.

The participating directors and executives, in the aggregate, elected to use approximately $487,000, $735,000 and $560,000 of their compensation for 1998, 1997 and 1996, respectively, to purchase common stock of the Company under the Stock Purchase Plan. The Company has established a trust to which it delivers the shares of the Company's common stock to satisfy such elections following the end of each plan year. Alternatively, the Company may contribute cash to the trust in an amount sufficient to enable the trustee to purchase in the open market, the number of shares of common stock which the Company would be required to deliver. The deferred compensation liability and the Company's shares are presented as offsetting amounts in the stockholders' equity section on Page F-7 hereof.

Voluntary Deferred Compensation Plan
------------------------------------
In 1997 the Company adopted the Hampshire Group, Limited Deferred Voluntary Compensation Plan for Directors and Executives (the "Top Hat Plan"). Pursuant to the plan, key executives may elect to defer up to 20% of the total compensation in each year with said deferrals being invested in mutual funds external to the Company. In 1998 and 1997 the participants deferred $430,000 and $547,000, respectively, with the resulting liability being included as deferred compensation. To fund the deferred compensation liability, the Company has invested the amounts deferred by the executives in certain mutual funds which are presented as "Trading securities in retirement trust". The market value of these mutual funds at December 31, 1998 and 1997, was $1,087,000 and $547,000, respectively, which equal the liability of the Company at the respective date. Since both the deferred liability and the related mutual funds are marked to market, there is no effect on net income.

Note 14 - Retirement Savings Plan
---------------------------------
In 1988 the Company adopted the Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan under which all employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors and was $345,000, $346,000 and $313,000 in 1998, 1997 and 1996, respectively. Such matching contributions vest fully over seven years of employment.

Note 15 - Related Party Transactions
------------------------------------
The Company leases certain buildings from an affiliated company. Ludwig Kuttner, Chief Executive Officer of the Company, and his wife together own approximately 18% of the voting stock of the affiliate. Rent expense under such leases was $208,000, $200,000 and $192,000 in 1998, 1997 and 1996, respectively. The
Company also leases certain buildings from a director of the Company and President and Chief Executive Officer of the Winona Division, Peter Woodworth, his wife and certain of his relatives. Rent expense under such leases was $179,000, $162,000 and $135,000, respectively, for 1998, 1997 and 1996. The terms of these leases were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms.

A company owned by the adult son of Ludwig Kuttner is the general contractor performing certain renovations on the real estate owned by the Company located in Charlottesville, Virginia.

Note 16 - Discontinued Operations
---------------------------------
The Board of Directors of the Company approved a formal plan to discontinue the operations and sell the assets of the Hampshire Hosiery Division, which is engaged in the manufacture and sale of ladies' and children's hosiery and socks. Accordingly, the operating results of the Hosiery segment have been reflected as discontinued operations in the accompanying consolidated statement of income. The management of the Hosiery division (the "Purchaser") has delivered to the Company a letter of intent for the purchase of substantially all of the assets and business of the Hosiery division. Details of a purchase agreement, which is expected to close in April 1999, are currently being negotiated.

As a condition of the sale, the Company will retain the two manufacturing plants located in Spruce Pine, North Carolina. The facilities will be leased to the Purchaser for three years at $126,000 annually with a purchase option of $840,000. The lease also provided for an option to renew for three additional years at escalated rent. The Company also will retain certain machinery and equipment, with a fair market value of approximately $1,700,000, which will be leased to the Purchaser at fair market rates. The machinery and equipment collateralize a purchase note payable by the Company of $695,000 and a note payable of $1,091,000 which is being assumed by the Purchase but for which the Company remains contingently liable.

Net sales for the Hosiery division for the years ended December 31, 1998 and 1997 was $24,118,000 and $23,621,000, respectively. Operating results for 1998, restated on a discontinued operations basis was an operating loss of $214,000, which combined with the after-tax accrual of $500,000 for estimated loss on disposal of the Hosiery assets, amounts to $0.16 per share on a diluted basis. For the year 1997, the Hosiery division produced a profit of $87,000, $0.02 per share.

Note 17 - Earnings Per Share
-----------------------------
Set forth in the tables below is a reconciliation by year of the numerator and the denominator of the basic and diluted earnings per share ("EPS") computations.

For the Year 1996                            Numerator    Denominator Per-Share
(in thousands, except per share data)         Income        Shares     Amount
--------------------------------------------------------------------------------
Net income                                    $11,896
Less: Preferred stock dividends                  (184)
--------------------------------------------------------------------------------
Basic EPS:
Income available to common stockholders        11,712        3,778       $3.10
Effect of dilutive securities:
  Convertible preferred stock                     184          321         -
  Options/warrants                                -            280         -
--------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions                    $11,896        4,379       $2.72
================================================================================


For the Year 1997                            Numerator    Denominator Per-Share
(in thousands, except per share data)         Income        Shares     Amount
--------------------------------------------------------------------------------
Net income                                     $9,006
Less: Preferred stock dividends                  (167)
--------------------------------------------------------------------------------
Basic EPS:
Income available to common stockholders         8,839        3,856       $2.29
Effect of dilutive securities:
  Convertible preferred stock                     167          254         -
  Options/warrants                                -            355         -
--------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions                     $9,006        4,465       $2.02
================================================================================


For the Year 1998                            Numerator    Denominator  Per-Share
(in thousands, except per share data)         Income        Shares      Amount
--------------------------------------------------------------------------------
Basic EPS:
Income available to common stockholders        $5,013        4,128       $1.21
Effect of dilutive securities:
  Options/warrants                                -            315         -
--------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions                     $5,013        4,443       $1.13
================================================================================

Note 18 -  Industry Segments and Geographical Areas
---------------------------------------------------
The Company operates in two industry segments - Sweaters and Investments. The Sweater segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail-order businesses; therefore, it is impossible for the Company to determine sales to the individual markets. The Investment segment makes investments both domestically and internationally, principally in real property and common stock of apparel companies.

(See segment data in the table on the following page.)

Industrial Segment Data
-----------------------
Year Ended December 31,    (in thousands)        1998        1997       1996
-------------------------------------------------------------------------------
Net sales                   Sweaters            $168,688   $140,807   $117,575
Other revenue               Sweaters               -          -            942
                            Investments              507         43        -
                                              ---------------------------------
                                                $169,195   $140,850   $118,517
-------------------------------------------------------------------------------
Gross profit                Sweaters              34,919     33,081     29,180
                                                    20.7%      23.5%      24.8%
-------------------------------------------------------------------------------
Revenue by                  United States       $169,086   $140,850   $118,517
   geographic area          Russia                    99        -          -
                            Europe                    10        -          -
                                              ---------------------------------
                                                $169,195   $140,850   $118,517
-------------------------------------------------------------------------------
Interest income             Sweaters                $108      $  28      $  54
                            Corporate                112        272        141
                            Investments               23         63        -
                                              ---------------------------------
                                                    $243       $363       $195
-------------------------------------------------------------------------------
Interest expense *          Sweaters              $1,262       $713       $594
                            Corporate                335        111        122
                            Investments               99        -          -
                                              ---------------------------------
                                                  $1,696       $824       $716
        *Net of intercompany interest eliminated in consolidation.
-------------------------------------------------------------------------------
Income before income tax    Sweaters              $6,183     $9,655     $7,315
 from continuing operations Corporate              3,336      1,712      2,035
                            Investments           (2,515)         1        -
                                              ---------------------------------
                                                  $7,004    $11,368     $9,350
-------------------------------------------------------------------------------
Income tax provision        Sweaters                $850     $1,750     $1,300
                            Corporate                591        899        480
                            Investments               30        -          -
                                              ---------------------------------
                                                  $1,471     $2,649     $1,780
-------------------------------------------------------------------------------
Identifiable assets         Sweaters             $60,080    $49,778    $41,277
                            Corporate             20,708     15,386     22,198
                            Investments           15,505      8,290        -
                                              ---------------------------------
                                                  96,293     73,454     63,475
                            Discontinued business  4,555      7,131      8,455
                                              ---------------------------------
                                                $100,848    $80,585    $71,930
-------------------------------------------------------------------------------
Capital expenditures        Sweaters              $3,084     $4,346     $2,829
                            Corporate                  5         54         18
                            Investments                5        -          -
                                              ---------------------------------
                                                  $3,094     $4,400     $2,847
-------------------------------------------------------------------------------
Depreciation and            Sweaters              $4,195     $3,459     $3,445
  amortization              Corporate                 22         28         26
                            Investments              180         21        -
                                              ---------------------------------
                                                  $4,397     $3,508     $3,471
-------------------------------------------------------------------------------
Long-lived assets           United States        $19,464    $16,759    $13,596
                            Russia                 2,086      2,461        -
                            Europe                   806        -          -
                                              ---------------------------------
                                                 $22,356    $19,220    $13,596
-------------------------------------------------------------------------------

SCHUEDULE I
HAMPSHIRE GROUP, LIMITED
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                          Balance    Charged to   Charged             Balance at
                          beginning  sales and      to      Deduc-      end of
                           of year    expenses     other     tions      year
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful
    accounts                $ 704      $  269      -       ($  176)     $  797
  Allowance for returns
    and adjustments         1,327       2,564      -        (1,841)      2,050
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful
    accounts               $  797      $  223      -      ($  204)     $  816
  Allowance for returns
    and adjustments         2,050       3,925      -       (3,496)      2,479
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful
    accounts               $  816     ($  206) (1) -      ($   12)     $  598
  Allowance for returns
    and adjustments         2,479       4,296      -       (3,556)      3,219
--------------------------------------------------------------------------------

(1) Negative provision for doubtful accounts resulted from the elimination of excess provisions in prior years for Hampshire Hosiery and Mary Jane Marcasiano Divisions.

SCHEDULE II
1 of 2

HAMPSHIRE GROUP, LIMITED
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)
December 31, 1998
                                                                Cost Capitalized
                                                                   Subsequent
                                           Initial Cost           to Acquisition
                                   ----------------------------  ---------------
                           Encum-                     Land and       Building
 Properties                brances  Land   Buildings  Buildings    Improvements
--------------------------------------------------------------------------------
UNITED STATES
-------------
Charlottesville-
 Commercial Building -
 Charlottesville, Virginia    -    $  285   $   397    $   682       $   417
Amity Mall-Shopping Center
 Amityville, New York      $  597     187       664        851            63
2620 North Australian Ave
 West Palm Beach, Florida     251     135       301        436            -
Fairfax Village-Shopping
 Center - Washington, D.C.  2,258     764     1,687      2,451            34
Hidden Creek Ranch
 Blanco, Texas                -       999       -          999            -
--------------------------------------------------------------------------------
Total United States
 Real Property              3,106   2,370     3,049      5,419           514
-------------------------------------------------------------------------------
ST PETERSBURG, RUSSIA
---------------------
Bolshaya Knonushennaya
 No. 15, Apt. No. 2           -       -         152        152           188
Nevsky 64                     -       -         330        330           206
Nevsky 11, Apt. No. 17        -       -          34         34            -
Nevsky 43                     -       -         255        255           256
Nevsky 11, Apt. No. 6,
 2nd Floor                    -       -         182        182           199
Millionnaya 29; 2nd Floor     -       -         210        210           175
Nevsky 23, Apt. No. 4         -       -         155        155           134
Nevsky 11, Apt. No. 6,
 3rd Floor                    -       -         182        182           111
Nevsky 23, Apt. No. 20
 Hotel                        -       -         203        203           219
Nevsky 64, Apt. No. 39        -       -         130        130            82
Nevsky 11, Apt. No. 8,
 2nd Floor                    -       -         104        104            26
Nevsky 13, Apt. No. 9         -       -          92         92            85
Millonaya 11, Embankment      -       -         175        175            24
Millonaya 29, Flat No. 5,
 3rd Floor                    -       -          80         80             2
--------------------------------------------------------------------------------
Total Russian Real Property   -       -       2,284      2,284         1,707
Real Property Write-Down      -       -         -          -             -
--------------------------------------------------------------------------------
Net Russian Real Property     -       -         434        434         1,707
--------------------------------------------------------------------------------

HAMPSHIRE GROUP, LIMITED REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
(in thousands)
December 31, 1998

                                   Gross Amount at Which
                                  Carried at End of Period
                               -------------------------------
                                        Building
                                           and                   Accumulated
 Properties                     Land   Improvements     Total    Depreciation
--------------------------------------------------------------------------------
UNITED STATES
-------------
Charlottesville-
 Commercial Building -
 Charlottesville, Virginia      $  285      $814        $1,099       ($40)
Amity Mall-Shopping Center
 Amityville, New York              187       727           914        (51)
2620 North Australian Ave
 West Palm Beach, Florida          135       301           436        (17)
Fairfax Village-Shopping
 Center - Washington, D.C.         764     1,721         2,485        (38)
Hidden Creek Ranch
 Blanco, Texas                     999       -             999         -
--------------------------------------------------------------------------------
Total United States
 Real Property                   2,370     3,563         5,933       (146)
-------------------------------------------------------------------------------
ST PETERSBURG, RUSSIA
---------------------
Bolshaya Knonushennaya
 No. 15, Apt. No. 2                 -        340           340         (6)
Nevsky 64                           -        536           536         (8)
Nevsky 11, Apt. No. 17              -         34            34         -
Nevsky 43                           -        511           511         (9)
Nevsky 11, Apt. No. 6,
 2nd Floor                          -        381           381         (6)
Millionnaya 29; 2nd Floor           -        385           385         (6)
Nevsky 23, Apt. No. 4               -        289           289         (5)
Nevsky 11, Apt. No. 6,
 3rd Floor                          -        293           293         (5)
Nevsky 23, Apt. No. 20
 Hotel                              -        422           422         (7)
Nevsky 64, Apt. No. 39              -        212           212         -
Nevsky 11, Apt. No. 8,
 2nd Floor                          -        130           130         -
Nevsky 13, Apt. No. 9               -        177           177         (3)
Millonaya 11, Embankment            -        199           199         -
Millonaya 29, Flat No. 5,
 3rd Floor                          -         82            82         -
--------------------------------------------------------------------------------
Total Russian Real Property         -      3,991         3,991        (55)
Real Property Write-Down            -     (1,850)       (1,850)        -
--------------------------------------------------------------------------------
Net Russian Real Property           -      2,141         2,141        (55)
--------------------------------------------------------------------------------

SCHEDULE II
2 of 2
(continuted)
HAMPSHIRE GROUP, LIMITED
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)
December 31, 1998
                                                                Cost Capitalized
                                                                   Subsequent
                                           Initial Cost           to Acquisition
                                   ----------------------------  ---------------
                           Encum                      Land and      Building
 Properties                brances  Land   Buildings  Buildings    Improvements
--------------------------------------------------------------------------------
BUCHAREST, ROMANIA
------------------
Jean Texier Street,
 No. 7, Apt. No. 1            -       -       160        160             -
Nicolae Balcescu Blvd.
 No. 5, Apt. No. 32           -       -        60         60             -
Nicolae Balcescu Blvd.
 No. 5, Apt. No. 35           -       -       118        118             -
Television Blvd.
 Apt. No. 1                   -       -        80         80             30
-------------------------------------------------------------------------------
Total Romanian Real Property  -       -       418        418             30
-------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
---------------------
Office Building, No. 1        -       -       136        136             -
Office Building, No. 2        -       -       222        222             -
--------------------------------------------------------------------------------
Total Czech Republic
 Real Property                -       -       358        358             -
--------------------------------------------------------------------------------
                           $3,106  $2,370  $6,109     $8,479          $2,251
--------------------------------------------------------------------------------

                                   Gross Amount at Which
                                  Carried at End of Period
                               -------------------------------
                                        Building
                                           and                   Accumulated
 Properties                     Land   Improvements     Total    Depreciation
--------------------------------------------------------------------------------
BUCHAREST, ROMANIA
------------------
Jean Texier Street,
 No. 7, Apt. No. 1              -         160            160          -
Nicolae Balcescu Blvd.
 No. 5, Apt. No. 32             -          60             60          -
Nicolae Balcescu Blvd.
 No. 5, Apt. No. 35             -         118            118          -
Television Blvd.
 Apt. No. 1                     -         110            110          -
-------------------------------------------------------------------------------
Total Romanian Real Property    -         448            448          -
-------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
---------------------
Office Building, No. 1          -         136            136          -
Office Building, No. 2          -         222            222          -
--------------------------------------------------------------------------------
Total Czech Republic
 Real Property                  -         358            358          -
--------------------------------------------------------------------------------
                             $2,370    $6,540         $8,880       ($201)
--------------------------------------------------------------------------------

                                      F-25

HAMPSHIRE GROUP, LIMITED
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Base Building           15 years
Improvements            Over remaining useful lives of the building

The aggregate cost for income tax purposes was approximately $10,730 at December 31, 1998.

The changes in total real estate assets and accumulated depreciation for the period ending December 31, 1998 are as follows:

Total Real Estate Assets
-------------------------
Balance, beginning of period   $4,148
Acquisitions                    5,116
Additions and improvements      1,466
Write-downs                    (1,850)
--------------------------------------
Balance, end of period         $8,880
======================================


Accumulated Depreciation
------------------------
Balance, beginning of period     ($21)
Depreciation                     (180)
Disposals                          -
--------------------------------------
Balance, end of period          ($201)
======================================

Quarterly Financial and Stock Data (unaudited)
(in thousands, except per share data and stock prices)
                                                                        Annual
In 1997 Quarter Ended            Mar. 29    Jun. 28  Sept. 27  Dec. 31   Total
-------------------------------------------------------------------------------
Net sales previously reported    $23,580   $21,466   $61,008   $58,374 $164,428
Less sales of discontinued
 operations                       (4,730)   (5,411)   (7,253)   (6,227) (23,621)
                                -----------------------------------------------
  Net sales of continuing
   operations                     18,850    16,055    53,755    52,147  140,807
-------------------------------------------------------------------------------
Gross profit previously reported   4,691     4,374    13,769    13,963   36,797
Less gross profit of discontinued
 operations                         (447)     (846)   (1,195)   (1,228)  (3,716)
                                 ----------------------------------------------
  Gross profit of continuing
   operations                      4,244     3,528    12,574    12,735   33,081
-------------------------------------------------------------------------------
Operating income (loss)
 previously reported                 (92)     (255)    6,796     6,121   12,570
Income (loss) of discontinued
 operations                          330       (34)     (361)     (594)    (659)
                                 ----------------------------------------------
Operating income (loss) of
 continuing operations               238      (289)    6,450     5,569   11,968
-------------------------------------------------------------------------------
Income of continuing operations    $   3    ($  57)   $4,938    $4,035   $8,919
Income (loss) applicable to
 common stock                       (304)     (277)    5,069     4,351    8,839
-------------------------------------------------------------------------------
Income of continuing operations
      Basic                          -      ($0.01)    $1.28     $1.05    $2.27
                                  ---------------------------------------------
      Diluted                        -       (0.01)     1.12      0.91     2.00
-------------------------------------------------------------------------------
Income (loss) per common share
      Basic                       ($0.08)   ($0.07)    $1.31     $1.13    $2.29
                                  ---------------------------------------------
      Diluted                      (0.08)    (0.07)     1.16      0.99     2.00
-------------------------------------------------------------------------------
Common stock price: High          $15.75    $15.75    $17.50    $20.00   $20.00
                                  ---------------------------------------------
                    Low            12.75     14.00     14.75     17.50    12.75
===============================================================================
===============================================================================
                                                                        Annual
In 1998 Quarter Ended           Mar. 28  Jun. 27  Sept. 26(1)  Dec. 3   Total
-------------------------------------------------------------------------------
Net sales previously reported   $26,180  $28,599    $60,215   $77,812  $192,806
Less sales of discontinued
 operations                      (4,487)  (5,358)    (6,286)   (7,985)  (24,118)
                              -------------------------------------------------
  Net sales of continuing
   operations                    21,693   23,241     53,927    69,827   168,688
-------------------------------------------------------------------------------
Gross profit previously reported  4,423    5,067     12,136    16,607    38,233
Less gross profit of discontinued
 operations                        (404)    (678)      (874)   (1,358)   (3,314)
                              -------------------------------------------------
  Gross profit of continuing
   operations                     4,019    4,389     11,262    15,249    34,919
-------------------------------------------------------------------------------
Operating income (loss)
 previously reported             (1,465)    (848)     2,270     8,166     8,123
Income (loss) of discontinued
 operations                         350       87        (90)     (515)     (168)
                              -------------------------------------------------
Operating income (loss) of
 continuing operations           (1,115)    (761)     2,180     7,651     7,955
-------------------------------------------------------------------------------
Income (loss) of continuing
 operations                       ($878)   ($668)      $704    $6,569    $5,727
Income (loss) applicable to
 common stock                    (1,158)    (800)       663     6,308     5,013
-------------------------------------------------------------------------------
Income (loss) of         Basic   ($0.21)  ($0.16)     $0.18     $1.59     $1.39
 continuing operations        -------------------------------------------------
                         Diluted  (0.21)   (0.16)      0.16      1.50      1.29
-------------------------------------------------------------------------------
Income (loss) per        Basic   ($0.28)  ($0.19)     $0.16     $1.52     $1.21
 common share                 -------------------------------------------------
                         Diluted  (0.28)   (0.19)      0.15      1.44      1.13
-------------------------------------------------------------------------------
Common stock price:      High    $19.00   $20.38     $18.25    $13.25    $20.38
                         Low      18.50    20.38      18.12     10.00     10.00
-------------------------------------------------------------------------------

(1) Net income for the third quarter of 1998 includes $2.5 million asset impairment charge resulting principally from the affect of the devaluation of the Russian ruble on certain investments, and as a result earnings per share were reduced by $0.56.

                            HAMPSHIRE GROUP, LIMITED
                               1998 EXHIBIT INDEX

Exhibit No.             Description
-----------      ----------------------------------------------------------
(10)(A)(3)       Employment Agreement between Hampshire Group, Limited  and
                   Ludwig Kuttner dated as of January 1, 1998
(10)(H)(1)       Note Purchase Agreement between Hampshire Group, Limited
                   Phoenix Home Life Mutual Insurance Company and The Ohio National Life Insurance Company dated May 15, 1998
(10)(H)(2)       Credit Agreement and Guaranty between Hampshire Group,
                   Limited and The Chase Manhattan Bank, Republic National Bank of New York and NationsBank, N.A. Dated May 28, 1998
(10)(J)(5)       Renewed Lease Agreement between Hampshire Designers, Inc.
                   and Commerce Center Associates, Inc. for the Company's Anderson, South Carolina corporate offices dated
                   August 1, 1998
(10)(J)(6)       Renewed Lease Agreement between Hampshire Designers, Inc.
                   and Commerce Center Associates, Inc. for the Company's Anderson, South Carolina distribution center dated
                   August 1, 1998
(10)(R)          Restated Term Note between MetLife Capital Corporation and
                   Hampshire Designers, Inc., dated July 30, 1998
(21)             Subsidiaries of the Company
(23)             Consent of PricewaterhouseCoopers LLP
(27)             Financial Data Schedule