Form 10-Q
period 1999-04-03
HAMPSHIRE GROUP LTD
filed 1999-05-18
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934.   For the quarterly period ended April 3, 1999             .
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to ___________.


                          Commission File No. 33-47577
                          ----------------------------

                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                    06-0967107
   ----------------------                ----------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification No.)


                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29625
    ------------------------------------------------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)



       (Registrant's Telephone Number, Including Area Code) (864) 225-6232


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class             Number of Shares Outstanding
         Of Securities                         May 12, 1999
 ------------------------------        ----------------------------
 Common Stock,  $0.10 Par Value                 4,117,924

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                  April 3, 1999


PART I - FINANCIAL INFORMATION                                           Page

 Item 1 -  Financial Statements

   Consolidated Balance Sheet as of April 3, 1999 and
   December 31, 1998                                                       3

   Consolidated Statement of Operations for the Three Months
   Ended April 3, 1999, and March 28, 1998                                 5

   Consolidated Statement of Comprehensive Income for the Three
   Months Ended April 3, 1999 and March 28, 1998                           6

   Consolidated Statement of Cash Flows for the Three Months
   Ended April 3, 1999 and March 28, 1998                                  7

   Notes to Consolidated Financial Statements                              8

 Item 2 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12

PART II - OTHER INFORMATION

 Item 1 -  Legal Proceedings                                              14

 Item 4 -  Submission of Matters to a Vote of Security Holders            14

 Item 6 -  Exhibits and Reports on Form 8-K                               14

 Signatures                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                     ASSETS


                                                 April 3,        December 31,
                                                   1999             1998
                                                   ----             ----
                                               (unaudited)
Current assets:
  Cash and cash equivalents                     $ 7,116          $ 13,886
  Available-for-sale securities                     456               549
  Accounts receivable trade - net                17,029            24,194
  Other account receivables                       4,202             1,428
  Inventories                                    27,899            20,789
  Hosiery assets held for sale - net                774               774
  Deferred tax asset                              4,066             4,006
  Other current assets                              705               597
                                               --------          --------
    Total current assets                         62,247            66,223

Property, plant and equipment - net              12,956            13,677
Real property investments - net                   9,012             8,679
Long-term investments                             5,502             5,238
Trading securities held in retirement trust       1,270             1,087
Deferred tax asset                                2,416             2,416
Intangible assets - net                           3,290             3,390
Other assets                                        133               138
                                               --------          --------
                                                $96,826          $100,848
                                               ========          ========

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     April 3,      December 31,
                                                      1999             1998
                                                      ----             ----
                                                   (unaudited)
Current liabilities:
  Current portion of long-term debt                 $  1,590        $  1,782
  Borrowings under lines of credit                       -               -
  Accounts payable                                     5,335           5,772
  Accrued expenses and other liabilities               5,539           7,386
                                                    --------        --------
    Total current liabilities                         12,464          14,940

Long-term debt                                        20,390          20,777
Deferred compensation                                  1,943           1,728
Commitments and contingencies                            -               -
                                                    --------        --------
    Total liabilities                                 34,797          37,445
                                                    --------        --------
Stockholders' equity:
  Common stock                                           425             425
  Additional paid-in capital                          28,276          28,276
  Retained earnings                                   34,558          35,459
  Accumulated other comprehensive loss                  (289)           (188)
  Treasury stock                                        (941)           (569)
                                                    --------        --------
    Total stockholders' equity                        62,029          63,403
                                                    --------        --------
                                                     $96,826        $100,848
                                                    ========        ========

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                        Three Months Ended
                                                    -------------------------
                                                     April 3,       March 28,
                                                      1999            1998
                                                      ----            ----
                                                  (unaudited)     (unaudited)

Net sales                                           $20,392          $21,693
Cost of goods sold                                   16,299           17,674
                                                    -------          -------
  Gross profit                                        4,093            4,019
Other revenue                                           168               76
                                                    -------          -------
                                                      4,261            4,095
Selling, general and
  administrative expenses                             5,343            5,210
                                                    -------          -------
Loss from operations                                 (1,082)          (1,115)
Other income (expense):
  Interest expense                                     (305)             (84)
  Miscellaneous                                         272              135
                                                    -------          -------
Loss before income taxes                             (1,115)          (1,064)
Benefit for income taxes                                175              186
                                                    -------          -------
Net loss from continuing operations                    (940)            (878)
Loss from discontinued operations                       -               (280)
                                                    -------          -------
Net loss applicable to common stock                 ($  940)        ($ 1,158)
                                                    =======          =======

Net loss per share - continuing operations           ($0.22)          ($0.21)
                                                      =====            =====
Net loss per common share                            ($0.22)          ($0.28)
                                                      =====            =====
Weighted average number
  of shares outstanding                               4,182            4,105
                                                      =====            =====

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
                                                     Three Months Ended
                                           ------------------------------------
                                             April 3, 1999      March 28, 1998
                                           -----------------  ------------------
                                              (unaudited)        (unaudited)
Net loss for the period                               ($940)            ($1,158)
Other comprehensive income, net of taxes:
  Unrealized holding gains (losses) on
   securities arising during period         ($110)             $76
  Plus reclassification adjustment for
    net gains included in net loss              9               -
                                            -----              ---
Other comprehensive loss                               (101)                 76
                                                    --------            -------
Comprehensive loss                                  ($1,041)            ($1,082)
                                                    ========            =======


  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                       Three Months Ended
                                                  -----------------------------
                                                  April 3, 1999  March 28, 1998
                                                  -------------  --------------
Cash flows from operating activities:               (unaudited)     (unaudited)
  Net loss                                           ($    940)      ($  1,158)
  Loss from discontinued operations                       -               (280)
                                                      --------        --------
  Loss from continuing operations                         (940)           (878)
  Adjustments to reconcile net income to
    net cash used in operating activities:
   Depreciation and amortization                         1,092           1,013
   Loss on asset disposal                                    1               2
   Net change in operating assets and liabilities:
     Receivables                                         5,148           1,824
     Inventories                                        (7,110)         (9,663)
     Other assets                                       (1,043)           (303)
     Accounts payable                                     (437)          1,860
     Accrued liabilities                                (1,992)         (1,266)
     Deferred compensation                                 215             241
                                                      --------        --------
     Net cash used in continuing operations             (5,066)         (7,170)
     Net cash provided by (used in) discontinued
       operations                                          451            (689)
                                                      --------        --------
   Net cash used in operating activities                (4,615)         (7,859)
                                                      --------        --------
Cash flows from investing activities:
  Purchase of real property and other investments         (660)         (1,673)
  Purchase of available-for-sale securities               (251)           (280)
  Capital expenditures                                    (368)         (1,215)
  Proceeds from sales of property and equipment              2             -
                                                      --------        --------
    Net cash used in investing activities               (1,277)         (3,168)
                                                      --------        --------
Cash flows from financing activities:
  Net borrowings under lines of credit                     -             1,000
  Repayment of long-term debt                             (545)           (808)
  Treasury stock purchased, net                           (333)            (77)
                                                      --------        --------
    Net cash provided by financing activities             (878)            115
                                                      --------        --------
Net decrease in cash and cash equivalents               (6,770)        (10,912)
Cash and cash equivalents at beginning of period        13,886          12,003
                                                      --------        --------
Cash and cash equivalents at end of period            $  7,116        $  1,091
                                                      ========        ========

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 3, 1999


BASIS OF PRESENTATION
---------------------
     The consolidated financial statements include the accounts of Hampshire Group, Limited (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations and assets to be sold of Hampshire Hosiery Division (the "Hosiery Division") have been accounted for as discontinued operations.

     In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year due to the seasonality of the business. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

     Net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     Certain reclassifications have been made to data of the previous year to conform with the presentation of the current year and to recognize the discontinuation of the Hosiery Division.

INVENTORIES
-----------
A summary of inventories by component is as follows:
--------------------------------------------------------------

                                         (in thousands)
                                     April 3,     December 31,
                                       1999           1998
                                     -------      ------------
Finished goods                       $22,195         $14,904
Work-in-progress                       3,898           3,460
Raw materials and supplies             3,745           4,126
                                     -------         -------
                                      29,838          22,490
 Less-LIFO reserve                    (1,939)         (1,701)
                                     -------         -------
    Net inventories                  $27,899         $20,789
                                     =======         =======
--------------------------------------------------------------


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

REVOLVING CREDIT FACILITY
-------------------------
     The Company is in process of finalizing the terms of its principal credit facility for 1999 with three participating commercial banks. The credit facility is being increased to support the higher level of letters of credit for imported sweater projected for 1999. Presently the credit facility consists of a $42 million combined line of credit and letter of credit facility. Advances under the facility are limited to the lesser of: (1) $42 million; or (2) the sum of
(i) 85% of the eligible accounts receivable; and (ii) a seasonal adjustment of up to $12 million from March 1 to October 31.

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

     The Company also has two other credit facilities of $5.0 million in the aggregate and an additional letter of credit facility in the amount of $4 million. There were no advances outstanding under any of the credit facilities during the three months ended April 3, 1999 but there were letters of credit of $7,774,000 outstanding as of April 3, 1999.

SALE OF SENIOR NOTES
--------------------
     In June of 1998, the Company sold senior notes ("Senior Notes") in the principal amount of $15 million to two insurance companies. The Senior Notes, which bear interest at a rate of 7.05% per annum, are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facilities.

DISCONTINUED OPERATIONS
-----------------------
     In December 1998, the Board of Directors of the Company approved a plan to discontinue the operations and sell the assets of the Hosiery Division, which is engaged in the manufacture and sale of ladies' and children's hosiery and socks. Accordingly, the operating results of the Hosiery Division have been presented as discontinued operations in the accompanying consolidated statement of operations and statement of cash flows and the assets that are to be sold are classified as "held for sale" in the consolidated balance sheet.

     The management of the Hosiery Division has delivered to the Company a letter of intent for the purchase of the assets and business of the Hosiery Division by a limited liability company controlled by the management group (the "Purchaser"). Under the proposed terms of the sale, the Company will lease the two manufacturing plants located in Spruce Pine, North Carolina, to the Purchaser for three years at a rent of $126,000 annually with a purchase option at the end of the lease of $840,000. The lease will provide for an option to renew for three additional years at increased rent. The Company will also retain certain machinery and equipment, with an estimated value of $1,700,000, which will be leased to the Purchaser at market rates. The machinery and equipment collateralize two notes of the Company, one for $695,000 and one for $1,092,000.

The latter note is being assumed by the Purchaser, but the Company remains primarily liable on the note. The transaction is expected to close in May 1999.

     The purchase price of the assets being purchased is $4,600,000 which is to be paid as follows:

     Cash at closing                                        $   500,000
     Assumption of current liabilities                          850,000
     Assumption of note payable                               1,092,000
     Term note payable, at 8.25% (60 months)                  1,883,000
     Class A redeemable, non-voting units, 7% dividends         175,000
     Class B non-voting units                                   100,000
                                                             ----------
        Total purchase price                                 $4,600,000
                                                             ==========

     During the fourth quarter of 1998, the Company recorded an after-tax accrual of $500,000 for expected losses on the disposal of the hosiery business, which in the opinion of management is adequate. The Company will not recognize any gain on the sale until such gain is realized.

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


INDUSTRY SEGMENTS AND DATA BY GEOGRAPHICAL AREAS
------------------------------------------------
     The Company operates in two industry segments - Sweaters and Investments. The Sweater segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America including major department stores, specialty retail stores and catalog companies. The Investments segment makes investments both domestically and internationally, principally in real property and common stock of apparel companies.

(See segment data in the table on the following page.)

INDUSTRY SEGMENT DATA
---------------------

QUARTER ENDED                                            4/3/99       3/28/98
--------------------------------------------------------------------------------
Net sales                          Sweaters             $20,392       $21,693
Other revenue                      Investments              168            76
                                                      --------------------------
                                                        $20,560       $21,769
--------------------------------------------------------------------------------
Gross profit                       Sweaters               4,093         3,769
                                                          20.1%         18.5%
--------------------------------------------------------------------------------
Revenue by geographic area         United States        $20,539       $21,769
                                   Europe                    21           -
                                                      --------------------------
                                                        $20,560       $21,769
--------------------------------------------------------------------------------
Income (loss) before income tax    Sweaters             ($1,650)      ($1,784)
  from continuing operations       Corporate                601           718
                                   Investments              (66)            2
                                                      --------------------------
                                                        ($1,115)      ($1,064)
--------------------------------------------------------------------------------
Depreciation and amortization      Sweaters              $1,023        $  990
                                   Corporate                  6             5
                                   Investments               63            18
                                                      --------------------------
                                                         $1,092        $1,013
--------------------------------------------------------------------------------
Capital expenditures               Sweaters                $364        $1,215
                                   Corporate                  4           -
                                                      --------------------------
                                                           $368        $1,215
--------------------------------------------------------------------------------


QUARTER ENDED                                            4/3/99       12/31/98
--------------------------------------------------------------------------------
Identifiable assets                Sweaters             $61,745      $ 60,080
                                   Corporate             13,525        20,708
                                   Investments           17,024        15,505
                                                      --------------------------
                                                         96,294        96,293
                                   Discontinued business  4,532         4,555
                                                      --------------------------
                                                        $96,826      $100,848
--------------------------------------------------------------------------------
Long-lived assets                  United States        $18,885       $19,464
                                   Europe                 3,083         2,892
                                                      --------------------------
                                                        $21,968       $22,356
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Months Ended April 3, 1999 and March 28, 1998
---------------------------------------------------
     Net sales for the Company from continuing operations for the three months ended April 3, 1999 were $20,392,000 compared with $21,693,000 for the same period in 1998. Approximately 2.4% of the 6.0% decline in sales resulted from the absence of sales of a designer-line sweater business which was sold in mid-1998 and 3.6% is attributed to the competitive market for private label sweaters.

     For the first quarter of 1999 compared with the first quarter of the prior year, excluding the impact of the business which was sold in 1998, unit volume increased 6.4%. Increased volume was experienced in both the Designers Original sweaters and Segue sweaters. The other sweater businesses experienced reductions in volume for the first quarter of 1999 resulting primarily from the soft retail market.

     A shift in product mix to lower priced merchandise resulted in a 10.4% decrease in the average sales price. The Company has responded to reduced price points by increasing its purchases of sweaters from non-domestic sources to a level where approximately one-half of the sweaters sold by the Company are produced by international contractors.

     Gross profit, as a function of net sales, for the first three months of 1999 increased to 20.1% from 18.3% for the prior year. While competition has caused reduced prices, the Company has improved its gross margin. The increase in the gross margin can be attributed primarily to two factors: the Company has increased its reliance on non-domestic sources and achieved improved operating efficiencies reducing production variances in its own manufacturing operations.

     Selling, general and administrative expenses for continuing operations for the quarter ended April 3, 1999, were $5,343,000, as compared with $5,210,000 for the same period in 1998, an increase of 2.6%. The increase was caused by increased volume achieved by Designers and Segue lines and increased overhead costs for Hampshire Brands. Having a positive impact on the expenses of the current quarter was the elimination of the designer-line division and the favorable re-negotiated warehouse and handling charges for the Segue distribution operation.

     Interest expenses for the first three months of 1999 increased to $305,000 compared with $84,000 for the same period of the previous year as a result of the interest expense applicable to the Senior Notes outstanding in the current year. This has been partially offset by increased interest income included in other miscellaneous income.

     The Company, through its investment subsidiary, Hampshire Investments, Limited, ("Hampshire Investments"), at quarter end, had invested $14.5 million in real property, publicly traded apparel and textile stocks and long-term investments in private companies. Rental revenues for the quarter were $168,000 resulting in an operating loss of $66,000.

SEASONALITY
-----------
     More than seventy percent of the Company's sweater sales occur in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the build-up in inventories and accounts receivable (which reach their maximum requirements in the third quarter), servicing long-term debt, funding capital expenditures and making investments, through its investment subsidiary, in assets not used in the apparel business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term borrowing.

     Net cash used in operations for the three months ended April 3, 1999 totaled $4,615,000 of which the primary use was for the build-up of inventory for shipments later in the year. Capital expenditures for the first quarter were $368,000 against an annual budget for 1999 of approximately $2.2 million. The budgeted expenditures are for the replacement and upgrade of manufacturing equipment and facility improvements.

     The Company, through its investment subsidiary, continues to make investments in unrelated assets intended to diversify the asset base of the Company. During the first quarter of 1999, Hampshire Investments used $1,600,000 for investment in such assets.

     The Company is in the process of finalizing the terms of its principal credit facility for 1999 with three participating commercial banks. The Company has requested that the facility be increased to cover the higher level of letters of credit for imported merchandise. The facility presently consists of a combined line of credit and letter of credit facility of $42 million in the aggregate. Advances under the line of credit are limited to the lesser of: (1) $42,000,000; or (2) the sum of 85% of eligible account receivables, plus a seasonal over-advance of up to $12 million from March 1, through October 31. Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, other than certain factored trade accounts receivable, and the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. In addition, letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. During the current quarter no funds were provided by the line of credit.

     In June 1998, the Company sold Senior Notes in the principal amount of $15 million to two insurance companies. The Senior Notes bear interest at a rate of 7.05% per annum and are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facility.

     The Board of Directors of the Company has authorized management to purchase from time-to-time, in the open market, up to 140,000 shares of its common stock. During the first quarter of 1999 the Company purchased 38,222 shares of common stock for $376,000.

     Management believes its cash flow from operations and borrowings under its revolving and long-term credit lines will provide adequate resources to meet its operational needs and capital requirements for the foreseeable future.

YEAR 2000 READINESS
-------------------
     The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company believes that the conversion of substantially all critical operating systems will be completed by June 1999 and that its customers are aware of and are addressing their Year 2000 issues. However, in the Company's most reasonably likely worse case scenario, some portion of a critical system may not function properly. If a critical system temporarily fails to perform properly, the Company will invoke its contingency plan to correct the problem, The Company will incur extra costs for salaries and for independent expert assistance. These costs are not expected to be material.

     The direct costs of projects solely intended to correct Year 2000 problems are currently estimated at less than $1 million all of which has been expensed as incurred. The Company does not expect any cost increases above its current estimated to have a material effect on its financial results. The Company is also in contact with its significant suppliers and customers with which its systems interface regarding Year 2000 compliance.

                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

Items 2 and 3 are not applicable and have been omitted.

Item 4 - Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the quarter ended April 3, 1999.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits

      Exhibit No.                    Description
      ----------    ----------------------------------------------------------
       (27)         Financial Data Schedule

  b) Reports on Form 8-K filed during the quarter.

     There were no reports filed by the Company on Form 8-K during the quarter ended April 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAMPSHIRE GROUP, LIMITED
                                    (Registrant)



Date: May 17, 1999                  /s/ Ludwig Kuttner
------------------                  -------------------------------------
                                    Ludwig Kuttner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 17, 1999                  /s/ Charles W. Clayton
------------------                  -------------------------------------
                                    Charles W. Clayton
                                    Vice President, Secretary, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)