Form 10-Q
period 1999-07-03
HAMPSHIRE GROUP LTD
filed 1999-08-13
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                    ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 3, 1999.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.For the transition period from ________ to ________.

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

                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29625
                         ------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

       (Registrant's Telephone Number, Including Area Code) (864) 225-6232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class                 Number of Shares Outstanding
         Of Securities                           August 9, 1999
 ------------------------------            ----------------------------
 Common Stock,  $0.10 Par Value                     4,054,517

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                  July 3, 1999


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
  Item 1-Financial Statements

         Consolidated Balance Sheet as of July 3, 1999, June 27, 1998
         and December 31, 1998                                              3

         Consolidated Statement of Operations for the Three Months and
         Six Months Ended July 3, 1999 and June 27, 1998                    5

         Consolidated Statement of Comprehensive Income for the Six
         Months and Three Months Ended July 3, 1999 and  June 27, 1998      6

         Consolidated Statement of Cash Flows for the Six Months
         Ended July 3, 1999 and June 27, 1998                               7

         Notes to Consolidated Financial Statements                         8

  Item 2-Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12

PART II-OTHER INFORMATION

  Item 1-Legal Proceedings                                                 16

  Item 4-Submission of Matters to a Vote of Security Holders               16

  Item 6-Exhibits and Reports on Form 8-K                                  16

  Signature Page                                                           17



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                     ASSETS

                                             July 3,    June 27,  December 31,
                                              1999        1998        1998
                                             ------     -------   ------------
                                           (unaudited)(unaudited)
Current assets:
  Cash and cash equivalents                  $ 1,125     $   438    $ 13,886
  Available-for-sale securities                  525       1,011         549
  Accounts receivable trade - net             15,636      18,490      24,194
  Other account receivables                    1,995       1,234       1,428
  Inventories                                 35,651      47,157      20,789
  Deferred tax asset                           3,992       3,173       4,006
  Hosiery assets held for sale - net             -           -           774
  Other current assets                         1,368         964         597
                                             -------    --------    --------
    Total current assets                      60,292      72,467      66,223

Property, plant and equipment - net           12,239      15,224      13,677
Real property investments - net               10,842       5,728       8,679
Long-term investments                          5,482       5,420       5,238
Trading securities held in retirement trust    1,394         901       1,087
Deferred tax asset                             2,416       2,326       2,416
Intangible assets - net                        2,813       3,212       3,390
Other assets                                     125         150         138
                                             -------    --------    --------
                                             $95,603    $105,428    $100,848
                                             =======    ========    ========

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             July 3,    June 27,  December 31,
                                              1999        1998        1998
                                             ------     -------   ------------
                                           (unaudited)(unaudited)
Current liabilities:
  Borrowings under lines of credit           $   890    $  9,968        -
  Current portion of long-term debt            1,470       3,728    $  1,782
  Accounts payable                             4,416       8,282       5,772
  Accrued expenses and other liabilities       5,725       7,010       7,386
                                             -------    --------    --------
    Total current liabilities                 12,501      28,988      14,940

Long-term debt                                21,349      19,316      20,777
Deferred compensation                          2,096       1,374       1,728
                                             -------    --------    --------
    Total liabilities                         35,946      49,678      37,445
                                             -------    --------    --------
Stockholders' equity:
  Common stock                                   418         423         425
  Additional paid-in capital                  27,713      27,845      28,276
  Retained earnings                           33,028      28,710      35,459
  Accumulated other comprehensive loss          (163)        (47)       (188)
  Treasury stock                              (1,339)     (1,181)       (569)
                                             -------    --------    --------
    Total stockholders' equity                59,657      55,750      63,403
                                             -------    --------    --------
                                             $95,603    $105,428    $100,848
                                             =======    ========    ========


  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                     Three Months Ended     Six Months Ended
                                    --------------------- ---------------------
                                     July 3,    June 27,    July 3,   June 27,
                                      1999       1998        1999      1998
                                     ------     -------     ------    -------
                                        (unaudited)            (unaudited)
Net sales                           $19,184     $23,241    $39,576    $44,934
Cost of goods sold                   15,972      18,852     32,271     36,526
                                    -------     -------    -------    -------
    Gross profit                      3,212       4,389      7,305      8,408
Other revenue                           230         102        398        178
                                    -------     -------    -------    -------
                                      3,442       4,491      7,703      8,586
Selling, general and
  administrative expenses             4,855       5,253     10,198     10,463
                                    -------     -------    -------    -------
Loss from operations                 (1,413)       (762)    (2,495)    (1,877)
Other income (expense):
  Interest expense                     (382)       (290)      (687)      (374)
  Miscellaneous                         242         237        514        372
                                    -------     -------    -------    -------
Loss before income taxes             (1,553)       (815)    (2,668)    (1,879)
Benefit for income tax                  180         147        355        333
                                    -------     -------    -------    -------
Net loss from continuing operations  (1,373)       (668)    (2,313)    (1,546)
Loss from discontinued operations       -          (132)       -         (412)
                                    -------     -------    -------    -------
Net loss applicable to common stock($ 1,373)    ($  800)  ($ 2,313)  ($ 1,958)
                                    =======      ======    =======    =======

Net loss per share -
  continuing operation               ($0.34)     ($0.16)    ($0.56)    ($0.38)
                                      =====       =====      =====      =====
Net loss per common share            ($0.34)     ($0.19)    ($0.56)    ($0.48)
                                      =====       =====      =====      =====
Weighted average number
     of shares outstanding            4,078       4,137      4,150      4,122
                                      =====       =====      =====      =====



  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                        Six Months Ended
                                                 ------------------------------
                                                 July 3, 1999     June 27, 1998
                                                 ------------     -------------
                                                  (unaudited)      (unaudited)

Net loss for the period                                ($2,313)         ($1,958)
Other comprehensive income, net of taxes:
  Unrealized holding gains (losses)
   on securities arising during periods         $53              ($29)
  Plus reclassification adjustment for net
   gains included in net loss                   (28)               71
                                                ---               ---
Other comprehensive income                                  25               42
                                                        ------           ------
Comprehensive loss                                     ($2,288)         ($1,916)
                                                        ======           ======


                                                        Three Months Ended
                                                 ------------------------------
                                                 July 3, 1999     June 27, 1998
                                                 ------------     -------------
                                                  (unaudited)      (unaudited)
Net loss for the period                               ($1,373)            ($800)
Other comprehensive income, net of taxes:
  Unrealized holding gains (losses)
   on securities arising during periods        $163              ($55)
  Plus reclassification adjustment for net
   gains (losses) included in net loss          (37)               21
                                               ----              ----
Other comprehensive income (loss)
                                                          126               (34)
                                                       ------             ------
Comprehensive loss                                    ($1,247)            ($834)
                                                       ======             ======


  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                        Six Months Ended
                                                 ------------------------------
                                                 July 3, 1999     June 27, 1998
                                                 ------------     -------------
                                                          (unaudited)
Cash flows from operating activities:
  Net loss                                          ($ 2,313)       ($ 1,958)
  Loss from discontinued operations                      -               412
                                                     -------         -------
  Loss from continuing operations                     (2,313)         (1,546)
  Adjustments to reconcile net income to net
    cash used in operating activities:
   Depreciation and amortization                       2,244           2,090
   Loss on disposition of equipment                      (14)            (10)
   Net change in operating assets and liabilities:
     Receivables                                       6,399          (1,967)
     Inventories                                     (14,863)        (27,347)
     Other assets                                     (1,917)           (659)
     Accounts payable                                 (1,356)          3,763
     Accrued liabilities                              (1,661)           (934)
     Deferred compensation                               368             417
                                                     -------         -------
     Net cash used in continuing operations          (13,113)        (26,193)
     Net cash provided by (used in)
       discontinued operations                         3,673          (2,512)
                                                     -------         -------
   Net cash used in operating activities              (9,440)        (28,705)
                                                     -------         -------
Cash flows from investing activities:
  Real property and other investments                 (2,542)         (4,011)
  Trading securities held in retirement trust           (244)           (385)
  Capital expenditures                                  (672)         (2,162)
  Proceeds from sales of property and equipment           22              12
                                                     -------         -------
    Net cash used in investing activities             (3,436)         (6,546)
                                                     -------         -------
Cash flows from financing activities:
  Net borrowings under lines of credit                   890           9,968
  Proceeds from issuance of long-term debt             1,279          15,260
  Repayment of long-term debt                           (947)         (1,500)
  Common stock                                          (375)            -
  Treasury stock purchased                              (732)            (42)
                                                     -------          ------
    Net cash provided by financing activities            115          23,686
                                                     -------          ------
Net decrease in cash and cash equivalents             12,761         (11,565)
Cash and cash equivalents at beginning of period      13,886          12,003
                                                     -------          ------
Cash and cash equivalents at end of period           $ 1,125         $   438
                                                     =======         =======

  (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
---------------------
The consolidated financial statements include the accounts of Hampshire Group, Limited (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations and assets of the Hosiery Division have been accounted for as discontinued operations.

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

INVENTORIES
-----------
A summary of inventories by component is as follows:

-----------------------------------------------------------------------------

                                                 (in thousands)
                                       July 3,      June 27,      December 31,
                                        1999          1998             1998
                                       -------      --------      ------------
Finished goods                         $28,710       $30,249        $14,904
Work-in-progress                         4,514         7,114          3,460
Raw materials and supplies               4,366         6,719          4,126
                                       -------       -------        -------
                                        37,590        44,082         22,490
Less-LIFO reserve                       (1,939)       (1,755)        (1,701)
                                       -------       -------        -------
                                        35,651        42,327         20,789
Inventory of discontinued  operation       -           4,830            -
                                       -------       -------        -------
  Net inventories                      $35,651       $47,157        $20,789
                                       =======       =======        =======
------------------------------------------------------------------------------

TRADING ASSETS HELD IN RETIREMENT TRUST
---------------------------------------
Under a plan adopted by the Company in 1997, senior executives are permitted to defer annually a portion of their compensation. These deferrals are invested in certain mutual funds that have been classified as trading securities and shown in the long-term asset section to match the corresponding deferred compensation liability. (Notes continued)

(Notes continued)

REVOLVING CREDIT FACILITY
-------------------------
The Company has a credit facility with three participating commercial banks through May 24, 2000. The credit facility consists of a $55 million combined line of credit and letter of credit facility. Advances under the facility are limited to the lesser of: (1) the amount set forth above, or (2) the sum of (a) 85% of the eligible accounts receivable, and (b) a seasonal adjustment of up to $12 million from March 1 to October 31.

Advances under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, excluding certain factored trade accounts receivable. In addition, letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. The Company has pledged as collateral the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company.

The Company also has two other credit facilities of $5 million in the aggregate and an additional letter of credit facility in the amount of $4 million.

SALE OF SENIOR NOTES
--------------------
In June of 1998, the Company sold senior notes (the "Senior Notes") in the principal amount of $15 million to two insurance companies. The Senior Notes, which bear interest at a rate of 7.05% per annum, are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facilities.

DISCONTINUED OPERATIONS
-----------------------
On June 1, 1999, Hampshire Designers, Inc. ("Designers"), a subsidiary of the Company, sold assets of its Hosiery Division, as of January 1, 1999, consisting of inventory, certain machinery and equipment and prepaid expenses, to Vision Legwear, LLC, a North Carolina limited liability company ("Purchaser"), for a purchase price of $4,600,000. The purchase price consisted of $500,000 in cash paid at the Closing; a note in the amount of $1,883,000 bearing interest at 8.25% per annum, due January 1, 2006, and collateralized by the machinery and equipment which was sold (the "8.25% Note"); a Class A redeemable, non-voting unit of the Purchaser in the amount of $175,000; a Class B non-voting unit of the Purchaser in the amount of $100,000; the assumption by the Purchaser of current liabilities of Designers in the amount of $850,000; and the assumption by the Purchaser of a note of Designers in the amount of $1,092,000, bearing interest at 7.45% per annum and due July 1, 2002, for which the Company remains primarily liable. Designers also remains contingently liable with respect to the obligations of Designers which were assumed by the Purchaser as part of the purchase price.

In addition, Designers leased two manufacturing plants to the Purchaser for a period of three years on a triple net basis with annual rent of $126,000. The Purchaser has an option to purchase the plants for $840,000 at the end of the lease or to extend the lease for three additional years at an increased annual

(Notes continued)

rent. Designers also leased to the purchaser machinery and equipment, required for the manufacture of hosiery and located at the two plants, for a period of four years at an annual rent of $324,000. The Purchaser has an option at the end of the lease to either renew the lease at fair market rental value for one year, or purchase the machinery and equipment at fair market value. The Company has agreed to provide consulting services to the Purchaser for three years, not exceeding 20 hours per month, for a monthly fee of $8,333.

Designers has agreed with The CIT Group/Commercial Services, Inc., which is providing working capital financing to the Purchaser, to subordinate its rights under the two leases and the 8.25% Note for a period of 120 days after any default under the leases or the 8.25% Note which would otherwise permit Designers to terminate the leases or enforce the obligation of the Purchaser to pay the unpaid principal of the 8.25% Note.

VL Holdings, LLC, a North Carolina limited liability company, owned by Fritz Schulte, President of the Hosiery Division at the date of sale, and six other management employees of the Hosiery Division at the time of sale, owns 67.08% of the Class B voting units of the Purchaser.

The difference between the book basis of the assets sold and the selling price has been established as a reserve against the 8.25% Note, and no gain on the sale will be recognized until such time as the Note is collected and the Company has been relieved of its primary responsibilities under the $1,092,000 note assumed by the Purchaser.

RECENT ACCOUNTING STANDARDS
---------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133, as amended by SFAS 137, which delayed SFAS 133's effective date be one year, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier adoption is encouraged. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company, upon adoption beginning in 2001, does not expect that adoption of SFAS 133 will have a material impact upon the consolidated financial statements.

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

(Notes continued)

Industry Segment Data

                                            Quarter Ended      Six Months Ended
                                          --------------------------------------
                                          July 3,   June 27,  July 3,  June 27,
                                           1999      1998      1999     1998
-------------------------------------------------------------------------------
Net sales                     Sweaters     $19,184  $23,241  $39,576   $44,934
Other revenue                 Investments      230      102      398       178
                                          -------------------------------------
                                           $19,414  $23,343  $39,974   $45,112
-------------------------------------------------------------------------------
Gross profit                  Sweaters       3,212    4,389    7,305     8,408
                                              16.7%    18.9%    18.5%     18.7%
-------------------------------------------------------------------------------
Revenue by geographic area    United States$19,397  $23,327  $39,936   $45,076
                              Europe            17       36       38        36
                                          -------------------------------------
                                           $19,414  $23,363  $39,974   $45,112
-------------------------------------------------------------------------------
Income (loss) before income   Sweaters     ($2,198) ($1,416) ($3,848)  ($3,200)
 tax from continuing          Corporate        713      586    1,314     1,304
 operations                   Investments      (68)      15     (134)       17
                                          -------------------------------------
                                           ($1,553) ($  815) ($2,668)  ($1,879)
-------------------------------------------------------------------------------
Depreciation and amortization Sweaters      $1,074   $1,046   $2,097    $2,036
                              Corporate          6        7       12        12
                              Investments       72       24      135        42
                                          -------------------------------------
                                            $1,152   $1,077   $2,244    $2,090
-------------------------------------------------------------------------------
Capital expenditures          Sweaters      $  303   $  939   $  667    $2,154
                              Corporate          1        3        5         3
                              Investments      -          5      -           5
                                          -------------------------------------
                                            $  304   $  947   $  672    $2,162
-------------------------------------------------------------------------------


                                            July 3,    June 27,  Dec. 31,
                                             1999       1998      1998
-------------------------------------------------------------------------
Long-lived assets             United States $19,946   $ 17,242   $ 19,464
                              Europe          3,135      3,710      2,892
                                           ------------------------------
                                            $23,081   $ 20,952   $ 22,356
-------------------------------------------------------------------------
Total identifiable            Sweaters      $67,773   $ 77,103   $ 60,080
assets                        Corporate       8,620      7,535     21,566
                              Investments    19,210     12,788     15,505
                                           ------------------------------
                                             95,603     97,426     97,151
          Assets of discontinued operation      -        8,002      3,697
                                           ------------------------------
                                            $95,603   $105,428   $100,848
-------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Six Months Ended July 3, 1999 and June 27, 1998
-----------------------------------------------
Net sales for the Company from continuing operations for the six months ended July 3, 1999, were $39,576,000, compared with $44,934,000 for the same period in 1998. Of the 12% decline, approximately 10% is attributed to reduced sales due to competitive market conditions. The balance of the decline resulted from the loss of sales of a designer sweater business sold in mid-1998.

For the first six months of 1999 compared with the same period of the prior year, excluding sales of a business sold in 1998, aggregate unit volume of sales was approximately level. Increased volume was experienced in the ladies import lines while the other lines experienced reductions. The decrease in volume for the first half of 1999 resulted primarily from competitive pricing in the marketplace.

A shift in product mix to lower priced merchandise resulted in a 10.9% decrease in the average sales price. The Company has responded to the price competition by increasing its purchases of sweaters from foreign sources. More than half of the sweaters sold by the Company are produced by foreign contractors.

Gross profit, as a function of net sales, for the first six months of 1999 was 18.5%, compared with 18.7% for the prior year. While competition has caused reduced prices, the Company has been successful in maintaining its gross margin. The stable gross margin can be attributed primarily to two factors: the Company has increased its reliance on foreign contractors and achieved improved operating efficiencies in its own manufacturing facilities.

Selling, general and administrative expenses for continuing operations for the six months ended July 3, 1999, were $10,198,000, compared with $10,463,000 for the same period of 1998, a decrease of 2.5%. The decrease resulted from reduced volume but was offset by continued overhead costs on those lines that the volume did not achieve last year's results. The elimination of the designer sweater business had a positive impact on the expenses of the current period.

Interest expenses for the first six months of 1999 was $687,000 compared with $374,000 for the same period of the previous year. The Senior Notes, outstanding in the current year, were sold in June 1998. The interest on these notes for the first six months of 1999 was $528,750. This interest expense was partially offset by reduced borrowing against revolving credit lines. In the current year, the Company first borrowed against its revolving credit lines on July 1, and then an amount less than one million dollars. In the prior year, at the end of the second quarter, the Company had outstanding against its revolving lines of credit approximately $10 million. Interest expense was further offset by increased interest income, which is included in other miscellaneous income.

The Company, through its investment subsidiary, Hampshire Investments, Limited ("Hampshire Investments"), as of July 3, 1999, had invested $16.3 million in long-term investments. Rental revenues for the six months ending July 3, 1999, were $398,000, which resulted in an operating profit of $116,000 for the period. Hampshire Investments makes investments in real property, publicly traded apparel stocks and long-term investments in private companies for diversification of the Company's earning base.

Three Months Ended July 3, 1999 and June 27, 1998
-------------------------------------------------
Net sales for the Company from continuing operations for the quarter ended July 3, 1999, were $19,184,000, compared with $23,241,000 for the same period in 1998. Of the 17.5% decline, approximately 14.5% is attributed to reduced sales and pricing due to competitive market conditions. The balance of the decline results from the loss of sales of a designer sweater business sold in mid-1998.

For the second quarter of 1999 compared with the same period of the prior year, excluding the sales of a business sold in 1998, aggregate unit volume of sales declined approximately 8.2%. The average sales price decreased 9.9% primarily due to a shift in product mix to lower-priced merchandise in a soft retail market.

Gross profit, as a function of net sales, for the second quarter of 1999 was 16.7% compared with 18.9% for the prior year, primarily as a result of the reduced volume and reduced selling prices.

Selling, general and administrative expenses for continuing operations for the quarter ended July 3, 1999, were $4,855,000, compared with $5,253,000 for the same period of 1998, a decrease of 7.6%. The decrease is a direct result of the reduced volume.

Interest expenses for the second quarter of 1999 was $382,000 compared with $290,000 for the same period of the previous year. The increase resulted from the interest expense of the Senior Notes sold in June 1998, offset by reduced borrowing in the current year against the revolving credit lines.

The Company, through its investment subsidiary, Hampshire Investments, as of July 3, 1999, had invested $16.3 million in long-term investments. Rental revenues for the quarter ending July 3, 1999, were $230,000 which resulted in an operating profit of $44,000 for the quarter.

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

Net cash used in operations for the six months ended July 3, 1999 totaled $12,761,000, which was used primarily for the build-up of inventory for shipments later in the year. Capital expenditures for the six months were $672,000 against an annual budget for 1999 of approximately $2.2 million. The budgeted expenditures are for the replacement and upgrade of manufacturing equipment and facility improvements.

The Company, through Hampshire Investments, continues to make investments in unrelated assets intended to diversify the earning base of the Company. During the first half of 1999, Hampshire Investments used $3,700,000 for investment in such assets. Hampshire Investments made two real property investments in the U.S. in the second quarter.

The Company has finalized the terms of its principal credit facility with three participating commercial banks for 1999. The credit facility was increased to support the higher level of letters of credit for imported sweaters projected for 1999. The credit facility consists of a $55 million combined line of credit and letter of credit facility. Advances under the line of credit are limited to the lesser of: (1) $55 million; or (2) the sum of 85% of eligible account receivables, plus a seasonal over-advance of up to $12 million from March 1 through October 31.

Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate of LIBOR plus 1.5% for a fixed term. The loan is collateralized pari passu with the Senior Notes by the trade accounts receivable of Hampshire Designers and its subsidiaries, excluding certain factored trade accounts receivable. The Company has pledged as additional collateral, the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. Letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. At the end of the second quarter, the Company had an outstanding balance against the credit line of $0.9 million and outstanding letters of credit of $20.6 million against all lines.

In December 1998, the Board of Directors of the Company approved a plan to discontinue the operations and sell the assets of the Hosiery Division, which was engaged in the manufacture and sale of ladies' and children's hosiery and socks. Accordingly, the operating results of the Hosiery Division have been presented as discontinued operations in the accompanying financial statements. In June 1999, the Company sold substantially all of the assets and business of the Hosiery Division to Vision Hosiery, LLC, a company controlled by the former president of the Hosiery Division. Collection of trade accounts receivable retained by the Company plus proceeds received at closing totaled $3.6 million.

In June 1998, the Company sold Senior Notes in the principal amount of $15 million to two insurance companies. The Senior Notes bear interest at a rate of 7.05% per annum and are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facility. The Board of Directors of the Company have authorized management to purchase from time-to-time, in the open market, up to 140,000 shares of its common stock. During the first six months of 1999, the Company purchased 97,430 shares of common stock for $820,500.

Management believes its cash flow from operations and borrowings under its revolving and long-term credit lines will provide adequate resources to meet its operational needs and capital requirements for the foreseeable future.

YEAR 2000 READINESS
-------------------
The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the Year 2000 and thereafter. The Company has completed an on-site test of the operating systems by rolling forward the computer clock. Minimal problems were found, which were corrected immediately or are in the process of correction. Final testing is expected to be completed by September 30, 1999.

The Company believes that the conversion of all critical operating systems has been completed and that its customers are aware of and are addressing their Year 2000 issues. However, in the Company's most reasonably likely worse case scenario, some portion of a critical system may not function properly. If a critical system temporarily fails to perform properly, the Company will invoke its contingency plan to correct the problem. The Company will incur extra costs for salaries and for independent expert assistance.

The direct costs of projects solely intended to correct Year 2000 problems are estimated at less than $1 million, of which approximately $900,000 has been expended to date. With the exception of approximately $100,000 for outside purchases of software enhancement, all other costs have been expensed as incurred. The Company does not expect any cost increases above its current estimates to have a material effect on its financial results. The Company has been in contact with its significant suppliers and customers with which its systems interface regarding Year 2000 compliance and does not anticipate any problems relating to the exchange of data.

The preceding discussion of the Year 2000 issue includes forward-looking statements reflecting management's current assessments and estimates and which involve risks and uncertainties. Various factors could cause actual results to materially vary from those expected by such assessments and forward-looking statements. Factors that might affect the timely and satisfactory completion of the Year 2000 project include, but are not limited to, vendor representations and timely corrections of hardware or software problems, the readiness of key utilities, suppliers and customers, and similar uncertainties. The Company's management of the project is an ongoing process involving continual evaluation. Unanticipated problems could emerge or anticipated problems could be difficult to solve than anticipated.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 5, 1999, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated April 5, 1999:

Each of the six nominees standing for reelection (Ludwig Kuttner, Herbert Elish, Harvey L. Sperry, Eugene Warsaw, Joel Goldberg and Peter W. Woodworth) were elected as Directors of the Company by a majority of the votes cast in the election.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

 a)  Exhibits
     Exhibit No.                           Description
     ------------  ------------------------------------------------------------
      (10)(H)(3) Third Amendment to Credit Agreement and Guarantee between Hampshire Group, Limited and The Chase Manhattan Bank, Republic National Bank of New York and NationsBank
                   N.A. dated June 22, 1999
      (10)(T)(1)   Amendment to Credit Agreement between MTB Bank and
                   Segue (America) Limited dated July 14, 1999
      (27)         Financial Data Schedule

  b)  Reports on Form 8-K filed during the quarter

A report on Form 8-K was filed on June 15, 1999 regarding the sale of the assets and business of Hampshire Hosiery Division to a group of former executives of the Division headed by Mr. Fritz Schulte, former President of the Division.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAMPSHIRE GROUP, LIMITED
                                    (Registrant)




Date: August 11, 1999               /s/ Ludwig Kuttner
                                    ----------------------------------
                                    Ludwig Kuttner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 11, 1999               /s/ Charles W. Clayton
                                    -----------------------------------
                                    Charles W. Clayton
                                    Vice President, Secretary, Treasurer and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)