Form 10-Q
period 1999-10-02
HAMPSHIRE GROUP LTD
filed 1999-11-15
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended October 2, 1999.
                               or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ___________ to ___________.


                          Commission File No. 000-20201


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of Each Class                     Number of Shares Outstanding
      Of Securities                              November 10, 1999
------------------------------              ----------------------------
Common Stock,  $0.10 Par Value                       4,043,463

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                October 2, 1999


PART I - FINANCIAL INFORMATION                                           Page

  Item 1 -  Financial Statements

    Unaudited Consolidated Balance Sheets as of October 2, 1999,
    September 26, 1998 and audited December 31, 1998                       3

    Unaudited Consolidated Statements of Operations for the Three
    Month Periods and Nine Month Periods Ended October 2, 1999
    and September 26, 1998                                                 5

    Unaudited Consolidated Statements of Comprehensive Income
    for the Three Month Periods and Nine Month Periods Ended
    October 2, 1999 and September 26, 1998                                 6

    Unaudited Consolidated Statements of Cash Flows for the Nine
    Month Periods Ended October 2, 1999 and September 26, 1998             7

    Notes to Unaudited Consolidated Financial Statements                   9


  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      14

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk     18


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                             19

  Item 4 -  Submission of Matters to a Vote of Security Holders           19

  Item 6 -  Exhibits and Reports on Form 8-K                              19

  Signature Page                                                          20


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS
                                               Oct. 2,    Sept. 26,  Dec. 31,
                                                1999        1998      1998*
                                               -------    --------   -------
Current assets:
  Cash and cash equivalents                  $    993    $    878   $ 13,886
  Available-for-sale securities                   368         530        549
  Accounts receivable trade - net              38,646      41,654     24,194
  Other accounts receivable                     1,718       3,792        914
  Notes receivable                              2,098         358        514
  Inventories                                  39,110      49,856     20,789
  Deferred tax asset                            4,030       3,265      4,006
  Hosiery assets held for sale - net             -           -           774
  Other current assets                            972         754        597
                                             --------    --------   --------
    Total current assets                       87,935     101,087     66,223

Property, plant and equipment - net            11,414      14,759     13,677
Real property investments - net                11,793       7,142      8,679
Long-term investments                           5,422       5,085      5,238
Trading securities held in retirement trust     1,438         776      1,087
Deferred tax asset                              2,416       2,326      2,416
Intangible assets - net                         2,699       3,069      3,390
Other assets                                       28         150        138
                                             --------    --------   --------
    Total assets                             $123,145    $134,394   $100,848
                                             ========    ========   ========

* Derived from the December 31, 1998 audited consolidated balance sheet.


(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              Oct. 2,      Sept. 26,    Dec. 31,
                                               1999          1998        1998 *
                                              ------       --------     -------
Current liabilities:
  Borrowings under lines of credit         $  21,177      $ 35,380         -
  Current portion of long-term debt            1,425         2,511    $  1,782
  Accounts payable                             6,552         7,722       5,772
  Accrued expenses and other liabilities       7,422        10,126       7,386
                                            --------      --------    --------
    Total current liabilities                 36,576        55,739      14,940

Long-term debt                                21,022        21,210      20,777
Deferred compensation                          2,173         1,282       1,728
                                            --------      --------    --------
    Total liabilities                         59,771        78,231      37,445
                                            --------      --------    --------
Stockholders' equity:
  Common stock                                   418           423         425
  Additional paid-in capital                  27,713        27,845      28,276
  Retained earnings                           36,804        29,372      35,459
  Accumulated other comprehensive loss          (229)         (203)       (188)
  Treasury stock                              (1,332)       (1,274)       (569)
                                            --------      --------    --------
    Total stockholders' equity                63,374        56,163      63,403
                                            --------      --------    --------
    Total liabilities and
      stockholders' equity                  $123,145      $134,394    $100,848
                                            ========      ========    ========

* Derived from the December 31, 1998 audited consolidated balance sheet.


 (The accompanying notes are an integral part of these unaudited financial statements.)



                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                          Three Month             Nine Month
                                         Periods Ended          Periods Ended
                                     ----------------------  -------------------
                                      Oct. 2,     Sept. 26,   Oct. 2,  Sept. 26,
                                        1999         1998      1999      1998
                                     --------     ---------  --------  ---------
Net sales                             $54,425      $53,929    $94,001   $98,863
Cost of goods sold                     43,386       42,667     75,657    79,193
                                      -------       ------    -------   -------
  Gross profit                         11,039       11,262     18,344    19,670
Other revenue                             396          110        794       288
                                      -------       ------    -------   -------
                                       11,435       11,372     19,138    19,958
Selling, general and
  administrative expenses               6,587        6,692     16,880    17,155
Asset impairment charge                   -          2,500        -       2,500
                                      -------       ------    -------   -------
Income from operations                  4,848        2,180      2,258       303
Other income (expense):
  Interest expense                       (761)        (828)    (1,448)   (1,202)
  Other                                   454          101      1,063       473
                                      -------       ------    -------   -------
Income (loss) before income taxes       4,541        1,453      1,873      (426)
Provision for income tax                  730          749        375       416
                                      -------       ------    -------   -------
Income (loss) from continuing
  operations                            3,811          704      1,498      (842)
Loss from discontinued operations,
  net of income taxes                     -            (41)       -        (453)
                                      -------       ------    -------   -------
Net income (loss)                     $ 3,811       $  663    $ 1,498   ($1,295)
                                      =======       ======    =======   =======


Income (loss) per share      Basic      $0.94        $0.17      $0.36    ($0.20)
  from continuing operations            =====        =====      =====    ======
                             Diluted    $0.90        $0.16      $0.35    ($0.20)
                                        =====        =====      =====    ======
Net income (loss) per share: Basic      $0.94        $0.16      $0.36    ($0.31)
                                        =====        =====      =====    ======
                             Diluted    $0.90        $0.15      $0.35    ($0.31)
                                        =====        =====      =====    ======
Weighted average number      Basic      4,055        4,138      4,116     4,127
  of shares outstanding                 =====        =====      =====    ======
                             Diluted    4,249        4,466      4,292     4,127
                                        =====        =====      =====    ======

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
           UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                               Three Month Periods Ended
                                          -------------------------------------
                                           Oct. 2, 1999        Sept. 26, 1998
                                          ----------------  -------------------
Net income for the period                          $3,811                $663
                                                   ------                ----
Other comprehensive income (loss)
  Unrealized holding gains (losses) on
    securities arising during periods       ($116)             ($232)
  Reclassification adjustment for
    amounts included in net income             12                (16)
                                             ----               ----
Other comprehensive (loss)                           (104)               (248)
Income tax benefit                                     38                  92
                                                   ------                ----
Other comprehensive (loss)                            (66)               (156)
                                                   ------                ----
Comprehensive income                               $3,745                $507
                                                   ======                ====

                                                Nine Month Periods Ended
                                          -------------------------------------
                                           Oct. 2, 1999       Sept. 26, 1998
                                          ----------------  -------------------
Net income (loss) for the period                   $1,498             ($1,295)
                                                   ------              ------
Other comprehensive income (loss)
  Unrealized holding gains (losses) on
    securities arising during periods       ($24)              $  45
  Reclassification adjustment for
    amounts included in net income           (40)               (225)
                                             ---               -----
Other comprehensive (loss)                            (64)               (180)
Income tax benefit                                     23                  66
                                                   ------              ------
Other comprehensive (loss)                            (41)               (114)
                                                   ------              ------
Comprehensive income (loss)                        $1,457             ($1,409)
                                                   ======              ======



(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                   Nine Month Periods Ended
                                                 ------------------------------
                                                 Oct. 2, 1999    Sept. 26, 1998
                                                 ------------    --------------
Cash flows from operating activities:
  Net income (loss)                                  $  1,498       ($  1,295)
  Loss from discontinued operations, net of taxes         -               453
                                                     --------        --------
  Income (loss) from continuing operations              1,498            (842)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                       3,462           3,224
    Gain on disposition of equipment                      (15)            (11)
    Asset impairment charge                               -             2,500
    Net change in operating assets and liabilities:
      Receivables                                     (17,902)        (26,995)
      Inventories                                     (18,321)        (29,897)
      Other assets                                       (370)           (554)
      Accounts payable                                    780           3,004
      Accrued expenses and other liabilities              (82)          1,917
      Deferred compensation                               445             365
                                                     --------        --------
      Net cash used in continuing operations          (30,505)        (47,289)
      Net cash provided by (used in) discontinued
       operations                                       3,812          (3,418)
                                                     --------        --------
    Net cash used in operating activities             (26,693)        (50,707)
                                                     --------        --------
Cash flows from investing activities:
  Real property purchases and other investments        (3,530)         (7,336)
  Notes receivable                                     (1,584)           (290)
  Purchases of trading securities held in
    retirement trust                                     (351)            (89)
  Capital expenditures                                   (798)         (2,752)
  Proceeds from sales of property and equipment            24              25
  Business purchase price settlement                     (375)            -
                                                     --------        --------
    Net cash used in investing activities              (6,614)        (10,442)
Cash flows from financing activities:                --------        --------
  Net borrowings under lines of credit                 21,177          35,380
  Proceeds from issuance of long-term debt              1,257          16,886
  Repayments of long-term debt                         (1,260)         (2,108)
  Treasury stock purchased - net                         (760)           (134)
                                                     --------        --------
    Net cash provided by financing activities          20,414          50,024
                                                     --------        --------
Net decrease in cash and cash equivalents             (12,893)        (11,125)
Cash and cash equivalents at beginning of period       13,886          12,003
                                                     --------        --------
Cash and cash equivalents at end of period           $    993        $    878
                                                     ========        ========

                         (Continued on following page)

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (continued)


                                                    Nine Month Periods Ended
                                                 ------------------------------
                                                 Oct. 2, 1999    Sept. 26, 1998
                                                 ------------    --------------
Cash Flows Supplemental Information
-----------------------------------
Interest paid                                       $1,573          $1,075
Net income tax paid (refund)                          (449)            679

Non-Cash Investing Activity
---------------------------
Settlement of San Francisco Knitworks, Inc.
purchase price dispute-return of Company stock
held in escrow                                        $725             -





(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The consolidated financial statements are unaudited and include the accounts of Hampshire Group, Limited and its subsidiaries, substantially all of which are wholly-owned (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations and assets of the Hosiery Division have been accounted for as discontinued operations. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year and to recognize the discontinuation of the Hosiery Division.

NOTE 2.  EARNINGS PER SHARE
---------------------------
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Set forth in the table below is a reconciliation by period of the numerator and the denominator used in the basic and diluted earnings per share ("EPS") computations.

For Three Month Period Ended Oct. 2, 1999     Numerator  Denominator  Per Share
(in thousands, except per share data)           Income     Shares       Amount
-------------------------------------------------------------------------------
Basic EPS
---------
Net income                                       $3,811     4,055       $0.94
-------------------------------------------------------------------------------
Diluted EPS
-----------
Effect of dilutive securities:Options/warrants      -         194         -
Net income                                       $3,811     4,249       $0.90
-------------------------------------------------------------------------------

For Three Month Period Ended Sept. 26, 1998   Numerator  Denominator  Per Share
(in thousands, except per share data)       Income (Loss)  Shares      Amount
--------------------------------------------------------------------------------
Basic EPS
---------
Income from continuing operations                  $704     4,138       $0.17
Loss from discontinued operations                   (41)    4,138       (0.01)
                                                   ----                 -----
Net income                                         $663     4,138       $0.16
-------------------------------------------------------------------------------
Diluted EPS
-----------
Effect of dilutive securities:Options/warrants      -         328         -
Income from continuing operations                  $704     4,466       $0.16
Loss from discontinued operations                   (41)    4,466       (0.01)
                                                   ----                 -----
Net income                                         $663     4,466       $0.15
-------------------------------------------------------------------------------

For Nine Month Period Ended Oct. 2, 1999      Numerator  Denominator  Per Share
(in thousands, except per share data)           Income      Shares      Amount
-------------------------------------------------------------------------------
Basic EPS
---------
Net income                                       $1,498     4,116       $0.36
-------------------------------------------------------------------------------
Diluted EPS
-----------
Effect of dilutive securities:Options/warrants      -         176         -
Net income                                       $1,498     4,292       $0.35
-------------------------------------------------------------------------------

For Nine Month Period Ended Sept. 26, 1998    Numerator  Denominator  Per Share
(in thousands, except per share data)       Income (Loss)   Shares      Amount
-------------------------------------------------------------------------------
Basic EPS
---------
Loss from continuing operations                ($  842)     4,127      ($0.20)
Loss from discontinued operations                 (453)     4,127       (0.11)
                                                ------                  -----
Net loss                                       ($1,295)     4,127      ($0.31)
-------------------------------------------------------------------------------
Diluted EPS
-----------
Effect of dilutive securities:Options/warrants     -          -           -
Loss from continuing operations                ($  842)     4,127      ($0.20)
Loss from discontinued operations                 (453)     4,127       (0.11)
                                                ------                   ----
Net loss                                       ($1,295)     4,127      ($0.31)
------------------------------------------------------------------------------

NOTE 3.  INVENTORIES
--------------------
A summary of inventories by component is as follows:

                                                  (in thousands)
                                    Oct. 2, 1999  Sept. 26, 1998  Dec. 31, 1998
                                    ------------  --------------  -------------
Finished goods                         $32,403       $33,590          $14,904
Work-in-progress                         3,945         8,658            3,460
Raw materials and supplies               4,701         4,207            4,126
                                       -------       -------          -------
                                        41,049        46,455           22,490
  Less - LIFO reserve                   (1,939)       (1,755)          (1,701)
Inventory of discontinued operation        -           5,156              -
                                       -------       -------          -------
Net inventories                        $39,110       $49,856          $20,789
                                       =======       =======          =======

NOTE 4.  TRADING ASSETS HELD IN RETIREMENT TRUST
------------------------------------------------

Under a plan adopted by the Company in 1997, senior executives are permitted to defer annually a portion of their compensation. These deferrals are invested in certain mutual funds that have been classified as trading securities and shown in the long-term asset section to match the corresponding long-term deferred compensation liability.

NOTE 5.  CREDIT FACILITIES
--------------------------
The Company has a revolving credit facility with three participating commercial banks. The credit facility consists of a $55 million combined line of credit and letter of credit facility through May 24, 2000. Advances under the facility are limited to the lesser of: (1) $55 million, or (2) the sum of (a) 85% of the eligible accounts receivable, and (b) a seasonal adjustment, based on inventory levels, of up to $12 million from March 1 to October 31.

Advances under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, excluding certain factored trade accounts receivable. In addition, letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. The Company has pledged as collateral the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. The Revolving Credit Agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, defined as Hampshire Designers, Inc. and its subsidiaries. As of October 2, 1999, the Company was in compliance with all such covenants.

The Company also has two other credit facilities of $5 million in the aggregate and an additional letter of credit facility in the amount of $4 million.

NOTE 6.  SALE OF SENIOR NOTES
-----------------------------
In June 1998, the Company sold senior notes (the "Senior Notes") in the principal amount of $15 million to two insurance companies. The Senior Notes, which bear interest at a rate of 7.05% per annum, are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facilities. The Senior Notes Agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, defined as Hampshire Designers, Inc. and its subsidiaries. As of October 2, 1999, the Company was in compliance with all such covenants.

NOTE 7.  DISCONTINUED OPERATIONS
--------------------------------
On June 1, 1999, Hampshire Designers, Inc. ("Designers"), a subsidiary of the Company, sold assets of its Hosiery Division consisting of inventory, certain machinery and equipment and prepaid expenses, to Vision Legwear, LLC, a North Carolina limited liability company ("Purchaser"), for a purchase price of $4,600,000. The purchase price consisted of $500,000 in cash paid at the Closing; a note in the amount of $1,883,000 bearing interest at 8.25% per annum, due January 1, 2006, and collateralized by the machinery and equipment which was sold (the "8.25% Note"); a Class A redeemable, non-voting unit of the Purchaser in the amount of $175,000; a Class B non-voting unit of the Purchaser in the amount of $100,000; the assumption by the Purchaser of current liabilities of Designers in the amount of $850,000; and the assumption by the Purchaser of a note of Designers in the amount of $1,092,000, bearing interest at 7.45% per annum and due July 1, 2002, requiring Purchaser to make monthly installments in the amount of $38,829, for which the Company remains primarily liable. Designers also remains contingently liable with respect to the obligations of Designers which were assumed by the Purchaser as part of the purchase price.

In addition, Designers leased two manufacturing plants to the Purchaser for a period of three years on a triple net basis with annual rent of $126,000. The Purchaser has an option to purchase the plants for $840,000 at the end of the lease or to extend the lease for three additional years at an increased annual rent. Designers also leased to the Purchaser certain machinery and equipment required for the manufacture of hosiery and located at the two plants, for a period of four years at an annual rent of $324,000. The Purchaser has an option at the end of the lease to either renew the lease at fair market rental value for one year, or purchase the machinery and equipment at fair market value. The Company has agreed to provide consulting services to the Purchaser for three years, not exceeding 20 hours per month, for a monthly fee of $8,333.

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

The difference between the book basis of the assets sold and the selling price has been established as a reserve against the 8.25% Note, and no gain on the sale will be recognized until such time as collection on the Note is reasonably assured and the Company is reasonably assured that it has been relieved of its primary responsibilities under the $1,092,000 note assumed by the Purchaser.

NOTE 8.  RECENT ACCOUNTING STANDARDS
------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133, as amended by SFAS 137, which delayed SFAS 133's effective date by one year, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company has not yet completed its analysis of the effects of adopting SFAS 133 in 2001.

NOTE 9.  INDUSTRY SEGMENTS AND DATA BY GEOGRAPHICAL AREAS
---------------------------------------------------------
The Company operates in two industry segments - Sweaters and Investments. The Sweater segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America including major department stores, specialty retail stores and catalog companies. Although the Company sells sweaters throughout the year, the sweater business is highly seasonal, with approximately 75% of sales occurring in the fall and winter months. The Investments segment makes investments both domestically and internationally, principally in real property and equity securities.

Industry Segment Data



                                          Three Month         Nine Month
                                         Periods Ended       Periods Ended
                                      -------------------  ------------------
                                      Oct. 2,   Sept. 26,   Oct. 2,   Sept. 26,
                                        1999      1998       1999      1998
                                      -------   --------    -------   --------
Net sales               Sweaters      $54,425    $53,929    $94,001    $98,863
Other revenue           Investments       396        110        794        288
                                      -----------------------------------------
                                      $54,821    $54,039    $94,795    $99,151
-------------------------------------------------------------------------------
Gross profit            Sweaters      $11,039    $11,262    $18,344    $19,670
  (as percent of sales)                  20.3%      20.9%      19.5%      19.9%
-------------------------------------------------------------------------------
Revenue by geographic   United States $54,676    $54,039    $94,612    $99,115
  area                  Europe            145        -          183         36
                                      -----------------------------------------
                                      $54,821    $54,039    $94,795    $99,151
-------------------------------------------------------------------------------
Operating profit (loss)
  from continuing       Sweaters       $5,247     $5,297     $3,620     $4,275
  operations            Corporate        (493)      (639)    (1,572)    (1,464)
                        Investments        94         22        210         (8)
               Asset impairment charge    -       (2,500)       -       (2,500)
                                      -----------------------------------------
                                       $4,848     $2,180     $2,258     $  303
-------------------------------------------------------------------------------
Income (loss) before    Sweaters       $3,205     $3,162    ($  643)   ($   38)
  income tax from       Corporate       1,466        852      2,780      2,156
  continuing operations Investments      (130)    (2,561)      (264)    (2,544)
                                      -----------------------------------------
                                       $4,541     $1,453     $1,873    ($  426)
  (as percent of sales)                   8.3%       2.7%       2.0%      (0.4%)
-------------------------------------------------------------------------------
Depreciation and        Sweaters       $  999     $1,092     $3,096     $3,128
  amortization          Corporate           6          5         18         17
                        Investments       213         37        348         79
                                      -----------------------------------------
                                       $1,218     $1,134     $3,462     $3,224
-------------------------------------------------------------------------------
Capital expenditures    Sweaters         $122     $1,529       $789     $2,744
                        Corporate           4          3          9          3
                        Investments        -           5         -           5
                                      -----------------------------------------
                                         $126     $1,537       $798     $2,752
-------------------------------------------------------------------------------

                                      Oct. 2,   Sept. 26,   Dec. 31,
                                        1999      1998       1998
                                      -------   --------    ------
Long-lived assets       United States $19,925    $19,432    $19,464
                        Europe          3,282      2,469      2,892
                                     -------------------------------
                                      $23,207    $21,901    $22,356
--------------------------------------------------------------------

Total identifiable      Sweaters      $94,242   $104,413    $60,080
  assets                Corporate       8,655      7,352     21,566
                        Investments    20,248     13,442     15,505
                                     ------------------------------
                                      123,145    125,207     97,151
   Assets of discontinued operation      -         9,187      3,697
                                     ------------------------------
                                     $123,145   $134,394   $100,848
--------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking information and statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding the Company's expectations of the impact of the Year 2000 issue and the results of operations. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements which are made only as of the date hereof.

RESULTS OF OPERATIONS
---------------------
Nine Month Periods Ended October 2, 1999 and September 28, 1998
---------------------------------------------------------------
Net sales for the Company from continuing operations for the nine month period ended October 2, 1999, were $94,001,000, compared with $98,863,000 for the same period in 1998. Of the 4.9% decline, approximately 4% is attributed to reduced sales due to competitive market conditions. The balance of the decline resulted from the loss of sales of a designer sweater business sold in the third quarter of 1998.

For the first nine month period of 1999, compared with the same period of the prior year, excluding sales of the designer business sold in 1998, aggregate unit volume of sales increased 5.9%. Increased volume was experienced in both the ladies and men's lines.

A shift in product mix to lower priced merchandise has resulted in a 10.4% decrease in the average sales price. The Company has responded to the price competition by increasing its purchases of sweaters from foreign sources. More than half of the sweaters sold by the Company are produced by foreign contractors.

Gross profit, as a function of net sales, for the first nine month period of 1999 was 19.5%, compared with 19.9% for the prior year. While competition has resulted in reduced selling prices, the Company has been successful in maintaining its gross margin. The stable gross margin can be attributed primarily to two factors: the Company has increased its purchases from foreign contractors, which results in lower cost, and has achieved improved operating efficiencies in its own manufacturing facilities.

Selling, general and administrative expenses for continuing operations for the nine month period ended October 2, 1999, were $16,880,000, compared with $17,155,000, for the same period of 1998, a decrease of 1.6%. The decrease resulted primarily from the elimination of the designer sweater business, sold in the third quarter of 1998. A 5.9% reduction in general and administrative expenses was offset by increases in selling and shipping expenses which were higher, as a percentage of net sales, from the increase in unit volume.

The income from continuing operations, for 1998, included a provision of $2,500,000 for asset impairments, principally to reflect the devaluation of the ruble on certain Russian investments. This amounted to $0.56 per share on a diluted basis.

Interest expense for the first nine month period of 1999 was $1,448,000 compared with $1,202,000 for the same period of the previous year. The Senior Notes, outstanding in the current year, were sold in June 1998. The interest on these notes for the first nine month period of 1999 was $793,000, and for the same period for 1998 was $264,000. Interest expense from the Senior Notes was partially offset by reduced borrowing against the revolving credit lines. In the current year, the Company first borrowed against its revolving credit lines on July 1, and had a balance of $21.2 million outstanding at the end of the third quarter. In 1998, the Company began borrowing against its revolving credit lines early in April and had a balance of $35.4 million outstanding at the end of the third quarter. Interest income, included in other income, was $447,000 for the nine month period ended October 2, 1999 compared with $155,000 for the same period last year.

The Company, through its investment subsidiary, Hampshire Investments, Limited ("Hampshire Investments"), as of October 2, 1999, had invested $17.2 million in long-term investments. Rental revenues for the nine month period ended October 2, 1999, were $794,000, which resulted in an operating profit for the subsidiary of $210,000 for the period. Hampshire Investments primarily invests in real estate, both domestic and international, and in corporate equities.

Three Month Periods Ended October 2, 1999 and September 28, 1998
----------------------------------------------------------------
Net sales for the Company from continuing operations for the third quarter of 1999, were $54,425,000, compared with $53,929,000 for the same period in 1998. The increase resulted primarily from sales in the women's fashion import and the men's designer branded sweaters. Increases reflect the purchase of sweaters from foreign contractors which represent more than fifty percent (50%) of the sweaters sold by the Company.

For the third quarter of 1999, compared with the same period of the prior year, aggregate unit volume of sales increased approximately 11.6%. The average sales price decreased 10.7%, primarily due to a shift in product mix to lower-priced merchandise and a competitive market.

Gross profit, as a function of net sales, for the third quarter of 1999 was 20.3% compared with 20.9%. The reduction resulted primarily from lower selling prices.

Selling, general and administrative expenses for continuing operations for the quarter ended October 2, 1999, were $6,587,000 compared with $6,692,000 for the same period of 1998, a decrease of approximately 1.6%. The decrease resulted from reductions in general and administrative expenses which was offset by increases in selling and shipping expenses from the increased volume.

In the third quarter of 1998, the Company recorded a provision of $2.5 million for asset impairments, principally to reflect the devaluation of the ruble on certain Russian investments. This amounted to a reduction of $0.56 per share on a diluted basis.

Interest expense for the third quarter of 1999 was $761,000 compared with $828,000 for the same period of the previous year. The decrease resulted from reduced borrowing in the current year.

Rental revenues of Hampshire Investments for the quarter ended October 2, 1999, were $396,000 which resulted in an operating profit of $94,000.

SEASONALITY
-----------
More than seventy percent of the Company's sweater sales occur in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations consisting of funding the build-up in inventories and accounts receivable (which reach their maximum requirements in the third quarter), servicing long-term debt, funding capital expenditures and making investments, through Hampshire Investments, in assets not used in the sweater business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under revolving credit lines and long-term debt.

Net cash used for the nine month period ended October 2, 1999 totaled $12,893,000, which was used primarily for the accumulation of inventory for shipments to occur later in the year and buildup of accounts receivable, from shipments made late in the quarter. Capital expenditures for the nine month period totaled $798,000. The Company anticipates that capital expenditures for the balance of the fiscal year will not exceed $150,000.

The Company, through Hampshire Investments makes investments in assets unrelated to the Company's sweater business, intended to diversify the earnings base of the Company. During the first nine month period of 1999, Hampshire Investments employed $5,114,000 for new investments in such assets.

The Company has a credit facility with three participating commercial banks. The credit facility consists of a $55 million combined line of credit and letter of credit facility through May 24, 2000. Advances under the facility are limited to the lesser of: (1) $55 million, or (2) the sum of (a) 85% of the eligible accounts receivable, and (b) a seasonal adjustment, based on inventory level of up to $12 million from March 1 to October 31.

Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate of LIBOR plus 1.5% for a fixed term. The loan is collateralized pari passu with the Senior Notes by the trade accounts receivable of Hampshire Designers and its subsidiaries, excluding certain factored trade accounts receivable. The Company has pledged, as additional collateral, the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. Letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. The credit agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries (defined as Hampshire Designers, Inc. and its Subsidiaries). As of October 2, 1999, the Company was in compliance with all such covenants. At the end of the third quarter, the Company had an outstanding balance against the credit line of $21.2 million and outstanding letters of credit of $9.5 million against all lines. Approximately $42.4 million was available for borrowing under the Company's credit facilities at October 2, 1999.

In December 1998, the Board of Directors of the Company approved a plan to discontinue the operations and sell the assets of the Hosiery Division, which was engaged in the manufacture and sale of ladies' and children's hosiery and socks. Accordingly, the operating results of the Hosiery Division have been presented as discontinued operations in the accompanying financial statements. In June 1999, the Company sold substantially all of the assets and business of the Hosiery Division to Vision Legwear, LLC, a company controlled by the former president of the Hosiery Division. Collection of trade accounts receivable retained by the Company plus proceeds received at closing totaled $3.6 million.

In June 1998, the Company sold Senior Notes in the principal amount of $15 million to two insurance companies. The Senior Notes bear interest at a rate of 7.05% per annum and are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facility. The Senior Note Agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries (defined as Hampshire Designers, Inc. and its Subsidiaries). As of October 2, 1999, the Company was in compliance with all such covenants.

The Board of Directors of the Company has authorized management to purchase from time-to-time, in the open market, up to 140,000 shares of its common stock. Some of which is to be reissued for shares under the Company's Stock Option Plan and Common Stock Purchase Plan. During the first nine month period of 1999, the Company purchased 113,430 shares of common stock for $986,000. The Company issued 21,292 shares for $226,000 under the Company's stock benefit plans under this same period.

Management believes its cash flow from operations and borrowings under its revolving and long-term credit lines will provide adequate resources to meet its operational needs and capital requirements for the foreseeable future.

YEAR 2000 READINESS
-------------------
The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the Year 2000 and thereafter. The Company has completed an on-site test of the operating systems at the corporate office by rolling forward the computer clock. Minimal problems were found, which were corrected promptly. Final testing of the systems of the manufacturing subsidiaries are in process and are expected to be completed by November 30, 1999. The Company's use of other equipment that is date sensitive to the Year 2000 is minimal and the Company does not believe there are any significant exposures.

The Company believes that the conversion of all critical operating systems and software programs has been completed. However, in the Company's most reasonably likely worse case scenario, some portion of a critical system may not function properly. If a critical system temporarily fails to perform properly, the Company will invoke its contingency plan to correct the problem. In this event, the Company will incur extra costs for salaries and for independent expert assistance.

The direct costs of projects solely intended to correct Year 2000 problems are estimated at less than $1 million, of which approximately $950,000 has been expended to date. With the exception of approximately $100,000 for outside purchases of software enhancement, all other costs have been expensed as incurred. The Company does not expect any cost increases above its current estimates to have a material effect on its financial results. The Company has been in contact with its significant suppliers and customers with which its systems interface regarding Year 2000 compliance and does not anticipate any problems relating to the exchange of data.

The preceding discussion of the Year 2000 issue includes forward-looking statements reflecting management's current assessments and estimates and which involve risks and uncertainties. Various factors could cause actual results to materially vary from those expected by such assessments and forward-looking statements. Factors that might affect the timely and satisfactory completion of the Year 2000 project include, but are not limited to, vendor representations and timely corrections of hardware or software problems, the readiness of key utilities, suppliers and customers, and similar uncertainties. The Company's management of the project is an ongoing process involving continual evaluation. Unanticipated problems could emerge or anticipated problems could be more difficult to solve than anticipated.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133, as amended by SFAS 137, which delayed SFAS 133's effective date by one year, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company has not yet completed its analysis of the effects of adopting SFAS 133 in 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The long term debt of the Company is at fixed interest rates which were at market when the debt was issued and which approximates market interest rates at October 2, 1999. The short-term debt of the Company has variable interest rates based on the prime rate of the financial institution purchasing the debt. The Company had $21.2 million of short-term debt on October 2, 1999.

In purchasing sweaters from foreign manufacturers, the Company uses letters of credit which require the payment of dollars upon receipt of bills of lading for the sweaters.

Hampshire Investments does not issue or own foreign indebtedness. Hampshire Investments either purchases foreign-based assets with dollars or with foreign currency purchased with dollars. Real properties which are owned by Hampshire

Investments and which are located outside the United States are leased for dollars and not foreign currency. The primary market risk which Hampshire Investments has with respect to foreign currencies is the impact that fluctuations in such currencies have on the businesses of the lessees of such real property and on the foreign-based businesses and the foreign based funds in which Hampshire Investments owns equity securities.

Hampshire Investments limits its risk in the common stock of publicly traded apparel companies primarily by limiting the amount of its investments. In addition to following all of its investments closely, Hampshire Investments limits the market risk of its investments by limiting the amount of the aggregate investments such that investments may not exceed 50% of annual net income of the Company on a cumulative basis.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the quarter ended October 2, 1999.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits
        Exhibit No.              Description
        ----------   -------------------------------------------------
          (27)       Financial Data Schedule  (electronic filing only)

  b) Reports on Form 8-K filed during the quarter

     A report on Form 8-K was filed on October 14, 1999 and a related Form 8-K/A was filed on October 29, 1999 regarding the Change of Independent Accountants from PricewaterhouseCoopers LLP to Deloitte & Touche LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAMPSHIRE GROUP, LIMITED
                                    (Registrant)




Date: November 15, 1999               /s/ Ludwig Kuttner
------------------------            ----------------------------------
                                    Ludwig Kuttner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 15, 1999               /s/ Charles W. Clayton
------------------------            -----------------------------------
                                    Charles W. Clayton
                                    Vice President, Secretary, Treasurer and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)