Form 10-K405
period 1999-12-31
HAMPSHIRE GROUP LTD
filed 2000-03-30
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.  For the fiscal year ended December 31, 1999.
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934. For the transition period from _________ to_________.

                         Commission File No. 000-20201

                            HAMPSHIRE GROUP, LIMITED
              ----------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:(Title of class)None.

Securities registered pursuant to Section 12(g) of the Act: (Title of class) Common Stock, $.10 Par Value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market, was approximately $14.4 million. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2000, the Registrant had outstanding 4,115,314 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               1999 ANNUAL REPORT
                               Table of Contents

                                                                           Page
Part I
    Item  1.   Business                                                      3
    Item  2.   Properties                                                    8
    Item  3.   Legal Proceedings                                             8
    Item  4.   Submission of Matters to a Vote of Security Holders           8

Part II
    Item  5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                 9
    Item  6.   Selected Financial Data                                      10
    Item  7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        11
    Item  7A.  Quantitative and Qualitative Disclosures about Market Risk   15
    Item  8.   Financial Statements and Supplementary Data                  16
    Item  9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        16

Part III
    Item  10.  Directors and Executive Officers of the Registrant           16
    Item  11.  Executive Compensation                                       16
    Item  12.  Security Ownership of Certain Beneficial Owners
                 and Management                                             16
    Item  13.  Certain Relationships and Related Transactions               16

Part IV
    Item  14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                        17

Signature Page                                                              20

Reports of Independent Accountants                                    F-2 - F-3

Consolidated Financial Statements                                          F-4

Financial Statement Schedules                                              F-26

Quarterly Financial and Stock Data                                         F-29

                                           PART I

ITEM 1 - BUSINESS

GENERAL
-------
Hampshire Group, Limited ("Hampshire Group" or the "Company") operates two business segments - Apparel and Investments. Hampshire Designers, Inc., the Apparel Segment, is the largest manufacturer of sweaters in North America. Hampshire Investments, Limited was organized in March 1997, for the purpose of making long-term, diversified investments.

Information with respect to sales, operating income and identifiable assets attributable to the business segments appears in Management's Discussion and Analysis of Financial Condition commencing on Page 11 of this report.

Hampshire Group, through a predecessor firm, has been engaged in the manufacture of sweaters since 1956. In 1992, the Company had an initial public offering of one million shares of its common stock.

Strengths and Strategy
----------------------
The Company's primary strength is its ability to design, develop, and deliver quality products within a given price range, while providing superior levels of customer service. The Company has developed superior international sourcing abilities.

The process for the design and development of the Company's products depends on whether the product is branded or private-label. In the branded business, the products first are designed through the Company's experienced design team, incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with manufacturing, resulting in a high-quality product to meet certain price points. For private-label business, the products are designed by coordinating efforts with the retailers to ensure that the consumer appeal is being satisfied.

The quality of the garments is ensured in a variety of ways. For those goods produced in the Company's facilities, each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance program. For goods that are sourced outside the Company, several techniques are utilized. In some instances, multi-staged inspection processes, including direct field audits, are performed by Company employees, and occasionally by the customers' quality control personnel, to ensure that the quality demands of the customers are being met. In international sourcing, the Company utilizes both sourcing agents and inspection agencies to assure that those goods manufactured outside meet the same high quality standards required by the customers.

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

Superior customer service is provided from the Company's domestic distribution facilities using the Company's Quick Response program and an Electronic Data Interchange ("EDI") system that links the Company's computers electronically to those of many of its major customers. By providing just-in-time delivery of merchandise through the centralized location of its distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an important service to its customers.

The Company is a leading supplier in the women's sweater moderate-price category and has expanded into the higher-priced segments of both the women's and men's sweater market. The Company, in addition to being the largest sweater manufacturer in North America, has expanded its product lines to include other apparel. This expansion has been possible through the Company's world-wide sourcing capabilities.

The acquisition of San Francisco Knitworks, Inc. ("SFK") and Segue, Limited ("Segue") expanded the Company's business into the women's better sweater market and Segue has afforded the Company the vehicle to expand into other apparel markets. The acquisition of Winona Knitting Mills ("Winona") expanded the sweater business by providing a strong customer base in the men's sweater market. The Company's men's sweater business has been further extended by obtaining licenses to produce sweaters under nationally known brands covering the entire range of men's sweaters sold by department stores.

To diversify the asset base, the Company has established Hampshire Investments, Limited to invest primarily in domestic and international real properties.

SWEATER OPERATIONS
------------------
The Company is the largest manufacturer of sweaters in North America. This business consists of Designers Originals branded sweaters and private-label women's sweaters, novelty imported women's sweaters, designer-branded women's sweaters and men's private-label and branded sweaters.

With the expansion of the import program of Segue and the addition of the licenses for the designer branded men's sweaters, the breakdown of sales consist of approximately 50% women's sweaters and 50% men's sweaters. Further, the 1999 sales consisted of approximately 50% branded and 50% private-label sweaters.

Designers Originals(R)
----------------------
The Company's first sweater product line, on which the Company was built, sells under the Designers Originals brand name. The brand enjoys strong consumer recognition and loyalty for its superior value, excellent fit, classic styling and large color selection. Designers Originals sweaters are sold in the moderate-price women's market, but possess details usually found only on more expensive sweaters. The sweaters, which generally sell in the $30-$40 range, are full-fashion (knit-to-body shape) and dyed slowly in an open vat process. Most are made of the Company's branded, cashmere-like acrylic yarn named Luxelon(R) and are styled primarily in classic designs for which there are continuing customer demands. Despite very competitive market conditions, the strength of the brand, along with well-accepted new styles featuring surface stitches, enabled Designers Originals to retain its market share in 1999 and remain the single largest North American supplier of sweaters to department stores.

The Company's customer base has decreased in actual numbers due to the consolidation of the retail industry; however, management believes that the number of stores serviced by the Company has not decreased. The Company has historical relationships with many of its approximately 900 customers which include department stores such as May Company, Federated Department Stores, JC Penney, Dillard Department Stores and specialty stores. The sweaters are sold by the Company's sales force and independent sales representatives with senior management participating in the presentations to the larger accounts.

The Company maintains rigorous quality control in order to satisfy the strict standards required by its customers. Quality control consists of light inspection by photospectrometer of each dye lot for shade consistency and lamp examination of all sweaters after assembly for knitting defects.

Quality evaluation includes three full inspections of each garment - after dyeing, after finishing, and during folding and packaging. The manufacturing facilities used by the Company have been evaluated and are highly rated to the quality standards of our customers, including Lands' End and JC Penney.

The Company utilizes Quick Response automatic re-ordering through EDI for many of its customers. Because of the consistent demand for the products, the Company is able to maintain a sizable finished goods inventory which allows the Company to fill most reorders in less than 72 hours.

Private-Label
-------------
The Company's private-label sweaters are designed in a coordinated effort with the customers and are produced to desired specifications for sale under labels of a number of retailers and apparel companies. These sweaters consist primarily of full-fashion cotton sweaters manufactured domestically at the Company's facilities in Virginia, California and Puerto Rico, utilizing the same processes employed for manufacture of the branded Designers Originals sweaters. The Company maintains the high quality standards required by its private-label customers including Lands' End, Lord & Taylor and Sears.

Novelty Import Line
-------------------
The Company, through Segue's international sourcing capability, designs and imports patterned and novelty sweaters for sales primarily in the women's moderate-priced market. These sweaters, which are marketed under the brand names Designers Originals Sport(R), Designers Originals Studio(R), and Moving Bleu(R), were among the Company's fastest-growing lines in 1999.

Men's Branded and Private-Label Line
------------------------------------
The sweaters, made from natural fibers, including wool and cotton, are sold primarily under private-labels of retailers and apparel companies, including Eddie Bauer, Lands' End, L.L. Bean and Woolrich. The branded men's line, including American Portrait(R), Berwick(R), Lake Harmony Rowing Club(TM) and Landscape(R), are sold to retailers, including Dillard Department Stores, Federated Department Stores and JC Penney.


Men's Designer Branded Lines
----------------------------
The Company is licenced to produce and sell men's sweaters under the following brands: Jantzen(R), Geoffrey Beene(R), Ron Chereskin(R) and Robert Stock(R). These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments of our customers. In 1999 the Company signed a licensing agreement with Levi Strauss & Co. to produce and sell men's sweaters under the Dockers(R) label beginning with the Fall 2000 line. Management believes that Dockers is one of the most successful brands in the young adult apparel market. The branded sweaters are designed by the licensor and produced internationally by contractors to the specifications of the Company.

The sweaters are sold to large department and specialty stores across the United States. Major customers include Federated Department Stores, May Company, JC Penney, Mercantile Stores, Belk, Sears and Kohl. The lines are sold by both employees and independent representatives.

Other Apparel
-------------
Under the Moving Bleu and Designers Studio labels, Segue produces a business-casual line for women which incorporates woven fabrics. Segue's product category includes related separates, such as blazers, blouses, skirts and pants, in the moderate-price category. Segue's customers include Dress Barn, Federated Department Stores, May Company, Sears, Kohls and Goodys. The Company will continue to expand its product lines through internal development and seek strategic acquisitions.

Competition
-----------
Competitive conditions in the sweater market were difficult throughout 1999, continuing a trend which began in the prior year. Competition is primarily based on product design, price, quality and service. While the Company faces competition from a large number of sweater manufacturers located in the United States, its primary competition comes from manufacturers located in Southeast Asia.

The foreign competitors benefit from production cost advantages which are offset in part by United States import quota and tariff protection. The Company competes with the Southeast Asian suppliers by providing superior service and quicker turn around time. The Company continues its development of international sourcing relationships in areas where manufacturing costs are competitive. Domestic manufacturing has been reduced, and in some instances the programs have been blended with imported products in order to remain competitive.

INVESTMENT OPERATIONS
---------------------
Hampshire Investments, Limited ("Hampshire Investments") was established by the Company in 1997 to diversify the asset base of the Company and to increase stockholder value in the long term. In 1997 Hampshire Investments invested approximately $5 million in Russian real property and in a mutual fund holding common stock of natural resource companies in Russia. In 1998 the subsidiary recorded a $2.5 million pre-tax charge for asset impairment primarily due to the devaluation of the Russian ruble.

The balance of the investments have been made primarily in real property and publicly traded apparel and textile stocks. Hampshire Investments' assets include real property for development and rental income and at the end of 1999, the value of its investments was approximately $24.2 million, of which approximately 68% represented real estate.

The investment decisions of Hampshire Investments are primarily made by Ludwig Kuttner, Chief Executive Officer of the Company, who has privately invested both in diversified operating businesses and in real property developments over the past 25 years.

Seasonality
-----------
Although the Company sells apparel throughout the year, the sweater business is highly seasonal, with approximately 70% of sales occurring during the fall and winter months.

Backlog
-------
The sales order backlog for the apparel segment was approximately $59.7 million as of March 3, 2000, compared with approximately $34.7 million as of March 5, 1999. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

Trademarks
----------
The Company considers its trademarks to have value in the marketing of its products; therefore, all significant trademarks of the Company are registered. The Company has entered into licensing agreements to manufacture and market men's sweaters and knit shirts under certain trademarks for which it pays a royalty fee. The licensing agreements are normally for a three-year initial term with an option to renew providing the Company achieves a specified sales level during the term.

Electronic Information Systems
------------------------------
In order to schedule manufacturing, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of integrated EDI applications. Approximately 60% of all orders are received electronically. These orders are generated by the customers' computer systems based on their inventory levels. The Company's advance ship notices and invoices are sent to customers electronically, which results in the timely updating of the customer's inventory system.

Customer Concentration
----------------------
The Company had sales to three major customers (defined as sales in excess of 10% of total sales) which as a percentage of total sales accounted for approximately 36%, 33% and 35% for 1999, 1998 and 1997, respectively. The Company's five largest customers accounted for approximately 51% of the Company's consolidated sales in 1999, compared with 48% in 1998 and 47% in 1997.

Credit and Collection
---------------------
The Company manages its credit and collection functions on a consolidated basis by evaluating, approving and monitoring the credit lines of its customers. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The Company believes that its credit and collection staff has been a significant factor in maximizing sales opportunities while minimizing bad debt losses.

Employees
---------
As of March 3, 2000, the Company had approximately 1,500 full-time employees and 10 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for the hourly employees of San Francisco Knitworks, Inc., where Unite Labor Union represents approximately 80 employees under an agreement expiring in May 2001.

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

The World Trade Organization was established in 1995 as the governing body for international trade between the United States and 140 foreign countries. This Agreement, over a ten-year period, gradually reduces tariffs and expands quotas between member countries. The profitability of the apparel business could be adversely affected if the quotas and tariffs were substantially reduced or eliminated.

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


------------------------------------------------------------------------------
                                                       Square        Lease
                 Properties                            Footage    Expiration(1)
---------------------------------------------------    -------    ------------
Corporate Offices - Anderson, South Carolina            10,500       04/30/06

Sales Office and Showroom - New York, New York          24,000       08/31/11

Hampshire Designers:
    Distribution Center - Anderson, South Carolina      57,000       04/30/06
    Knitting and Finishing Plant - Chilhowie, Virginia  92,500       08/30/08
    Knitting Plant - Quebradillas, Puerto Rico         193,200       06/30/02
    Finishing Plant - Quebradillas, Puerto Rico         23,050       06/30/06

Hampshire Brands:
    Distribution Center - Winona, Minnesota             36,000        Owned

San Francisco Knitworks:
    Manufacturing Plant - San Francisco, California     27,500       08/01/06

Winona Knitting Mills:
    Knitting and Finishing Plant - Winona, Minnesota   110,000       06/01/07
    Distribution Center - Winona, Minnesota             40,000       10/31/07

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ National Market System ("NASDAQ") under the symbol "HAMP". The quarterly high and low bid quotations on NASDAQ for 1998 and 1999 are presented on Page F-29 of this Annual Report on Form 10-K. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 20, 2000, the Company had approximately 900 stockholders of record.

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

The available balance at December 31, 1999 to make restricted payments, including any cash dividends which may be approved, was approximately $2.1 million.

ITEM 6 - SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
(in thousands, except per share data)

INCOME STATEMENT DATA (1)
YEAR ENDED DECEMBER 31,            1999      1998     1997      1996     1995(3)
-------------------------------------------------------------------------------
Net sales                       $151,317  $168,688  $140,807  $117,575  $84,924
Cost of goods sold               121,617   133,769   107,726    88,395   62,161
                                 ----------------------------------------------
Gross profit                      29,700    34,919    33,081    29,180   22,763
Other revenue                      2,005       507        43       942    1,357
                                 ----------------------------------------------
                                  31,705    35,426    33,124    30,122   24,120
Selling, general and
  administrative expenses         25,111    24,971    21,156    19,494   16,861
Asset impairment charge              725     2,500       -         667      -
                                 ----------------------------------------------
Income from operations             5,869     7,955    11,968     9,961    7,259
Other income (expense):
  Interest expense                (1,967)   (1,696)     (824)     (716)    (488)
  Interest income                    729       243       363       195      297
  Other                            1,465       502      (139)      (90)     262
                                 ----------------------------------------------
Income before income taxes         6,096     7,004    11,368     9,350    7,330
Income tax (provision) benefit:
  Current                           (563)   (1,471)   (2,649)   (1,780)    (998)
  Deferred                          (337)      194       200     3,900(2)   278
                                 ----------------------------------------------
Income from continuing operations $5,196    $5,727    $8,919   $11,470  $ 6,610
                                 ==============================================
Income per share from    Basic     $1.27     $1.39     $2.27     $2.99    $1.82
                                 ----------------------------------------------
  continuing operations: Diluted   $1.22     $1.29     $2.00     $2.62    $1.66
                                 ----------------------------------------------
Weighted average number  Basic     4,100     4,128     3,856     3,778    3,560
                                 ----------------------------------------------
  shares outstanding:    Diluted   4,257     4,443     4,465     4,379    3,992
                                 ----------------------------------------------

-------------------------------------------------------------------------------

BALANCE SHEET DATA

YEAR ENDED DECEMBER 31,            1999      1998      1997       1996   1995(3)
-------------------------------------------------------------------------------
Cash and cash equivalents      $ 23,831   $ 13,886   $ 12,003   $20,385  $10,034
Working capital                  56,141     51,283     36,303    37,220   29,675
Total assets                    103,594    100,848     80,585    71,930   66,438
                               -------------------------------------------------
Long-term debt (less current portion),
  deferred compensation and
  redeemable preferred stock     27,039     22,505      7,166    10,869   13,817
Total debt (4)                   28,457     24,287     10,577    14,364   18,569
Common stockholders' equity (5)  67,326     63,403     57,710    47,275   34,755
                               -------------------------------------------------
Book value per share             $16.36     $15.03     $13.96    $12.17    $9.21
                               -------------------------------------------------

(1) The Statements of Income have been restated to reflect the revenues and expenses of discontinued operations as income (loss) from discontinued operations.
(2) Net income for 1996 includes a $3.9 million adjustment to the Company's deferred tax account, and earnings per share include $0.89 relative to the adjustment.
(3) Includes the results of operations of Winona Knitting Mills from October 11, 1995.
(4) Includes long-term debt, current portion thereof, borrowing under lines of credit, related party debt, deferred compensation and redeemable preferred stock.
(5) There were no cash dividends declared on common stock during any of the periods presented above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF COMPANY SEGMENTS

The following table sets forth information with respect to the segments of the
Company's business.
Year Ended December 31,                         1999       1998        1997
-------------------------------------------------------------------------------
Net sales                    Apparel         $151,317   $168,688     $140,807
-------------------------------------------------------------------------------
Gross profit                 Apparel           29,700     34,919       33,081
                                                19.6%      20.7%        23.5%
-------------------------------------------------------------------------------
Rental revenue               Investments        2,005        507           43
-------------------------------------------------------------------------------
Selling, general and         Apparel           20,715     21,966       18,350
  administrative expenses    Investments(1)     1,242        482          100
                             Corporate  (2)     3,154      2,523        2,706
                                            -----------------------------------
                                               25,111     24,971       21,156
                                                16.6%      14.8%        15.0%
Asset impairment charge                           725      2,500          -
                                            -----------------------------------
                                               25,836     27,471       21,156
-------------------------------------------------------------------------------
Income from operations       Apparel            8,685     12,953       14,731
                             Investments          318     (2,475)         (57)
                             Corporate         (3,134)    (2,523)      (2,706)
                                            -----------------------------------
Income from operations                          5,869      7,955       11,968
                                                 3.9%       4.7%         8.5%
Interest expense                               (1,967)    (1,696)        (824)
Interest income                                   729        243          363
Other income (expense) (2)                      1,465        502         (139)
                                            -----------------------------------
Income before income taxes and
  discontinued operations                    $  6,096   $  7,004      $11,368
-------------------------------------------------------------------------------

Revenue by                  United States    $152,296   $169,086     $140,850
  geographic area (3)       Russia                303         99          -
                            Europe                723         10          -
                                          -------------------------------------
                                             $153,322   $169,195     $140,850
-------------------------------------------------------------------------------

(1) Selling, general and administrative expenses of Hampshire Investments includes depreciation of $607,000, $180,000 and $21,000 for 1999, 1998
     and 1997, respectively.
(2) Selling, general and administrative expenses for corporate includes $744,000 and $169,000 for 1999 and 1998, respectively, expense resulting from the market gain in the Company's Deferred Compensation Plan, and other income includes a like amount recording the increase in the market value of the underlying securities.
(3) Additional segment data is provided in Note 18 of the consolidated financial statements included in this Annual Report.

RESULTS OF OPERATIONS

1999 Compared With 1998
-----------------------

Consolidated income from continuing operations of the Company for the year ended December 31, 1999 was $5,196,000, or $1.22 per share on a diluted basis as compared with $5,727,000, or $1.29 per share on a diluted basis, for the preceding year.

Consolidated net sales of the Company were $151,317,000 in 1999 compared with $168,688,000 in 1998. The 10.3% decrease in net sales is attributed primarily to the men's non-branded lines. A large customers of the Winona Knitting Mills Division ("Winona") eliminated from its catalog a product which had generated substantial sales units in previous years. Non-delivery and delivery of substandard quality of products to Winona by contractors also resulted in loss of sales. These factors accounted for approximately 64.0% of the decrease in net sales of the Company.

Approximately 25.3% of the decrease in net sales resulting from a decrease in net sales of the orlon women's sweaters resulting from price competition. The balance of the decrease in net sales resulted primarily from a change in product mix and average price of units sold.

Revenues of Hampshire Investments were $2,005,000 in 1999 compared with $507,000 in 1998. The increase resulted from a large percentage of the real estate units being renovated and leased in 1999.

Gross margin of the Company's apparel segment in 1999 was 19.6% percent of net sales, a 1.1 percentage-point reduction compared with the prior year. The reduction is primarily attributed to reduced prices and to reduced unit volume in respect to men's non-branded sweaters.

Selling, general and administrative expenses ("SG&A") of the Company were $25,111,000 in 1999 compared with $24,971,000 in 1998. The increase was primarily due to the increased expenses in the Brands Division, including initial expenses of launching the Dockers brand in 2000. As a percent of net sales, SG&A was 16.6% of net sales in 1999, a 1.8 percentage point increase over 1998.

Income from operations was $5,869,000 in 1999, compared with $7,955,000, which included a $2,500,000 asset impairment charge in the Investments segment, in 1998. The income from operations for 1999 includes $725,000 of impairment charges which were recognized for the estimated losses on distribution center assets in the Brands Division and the reduction in the value of certain foreign investments. For the year 2000, products of the Brands Division will be distributed through third-party warehouses. The balance of the decrease resulted principally from the reduction in net sales and gross margin as explained above.

Other income consists primarily of $744,000 gain on market value of securities held in the Company's Deferred Compensation Plan (and a like amount was charged against selling, general and administrative expenses as compensation of executives), $270,000 lease revenue from the hosiery equipment retained by the Company and $100,000 consulting fee collected from Vision Legwear, Inc.

The income tax provision was reduced to $900,000 in 1999 compared with $1,277,000 in 1998. The 3.4 percentage point decrease in the effective tax rate from 18.2% in 1998 to 14.8% for 1999 is primarily the result of a smaller percentage of taxable income being generated in the United States and an in-creased deferred state tax credit. The effective tax rate is lower than the statutory rate because substantially all of the income of the Company's Puerto Rican subsidiary is exempt from federal regular income taxes pursuant to an election under Section 936 of the Internal Revenue Code. Section 936 will be phased-out by the year 2005.

1998 Compared With 1997
-----------------------
The consolidated income of the Company from continuing operations for the year ended December 31, 1998 was $5,727,000, or $1.29 per share on a diluted basis. Compared with income from continuing operations of $8,919,000, or $2.00 per share on a diluted basis, for the preceding year. The income from continuing operations for 1998 included a $2,500,000 charge for asset impairment principally to reflect the devaluation of the ruble on certain Russian investments, which amounted to a reduction of $0.56 per share on a diluted basis.

Consolidated net sales of the Company from continuing operations increased 19.8% to $168,688,000 in 1998 from $140,807,000 in 1997. The increase in net sales can be attributed primarily to the success achieved by Segue in developing strong sales and worldwide sourcing relationships and the sales of Hampshire Brands. Of the overall 19.8% increase, growth in unit volume accounted for 25.8% of the increase, offset by a 6.0% decrease resulting from change in product mix and average price of units sold. The decrease is principally the result of price reductions from intense competition in the sweater market.

Gross profit from the Company's apparel segment increased $1,838,000, or 5.6%; however, as a percent of net sales the gross margin decreased 2.8 percentage points to 20.7%. The decrease can be attributed primarily to intense competition which resulted in lower prices and lower margins.

Hampshire Investments had a net loss of $2,545,000 for the year ended December 31, 1998. The loss included the $2,500,000 write-down of foreign investments resulting principally from the devaluation of the Russian ruble.

Selling, general and administrative expenses ("SG&A") from continuing operations of the Company were $24,971,000 in 1998 compared with $21,156,000 in 1997. The increase occurred primarily because of increased commission and shipping costs directly associated with the sales generated by Hampshire Brands. As a percent of net sales, SG&A was 14.8%, a 0.2 percentage point reduction from the previous year.

Income from operations was $10,455,000 for the year 1998, excluding the $2,500,000 asset impairment charge of the Investments segment, compared with $11,968,000 for the previous year. The decrease resulted principally from the increase in SG&A costs from 1997.

The income tax provision decreased to $1,277,000 in 1998 compared with $2,449,000 in 1997. The 3.3 percentage point decrease in the effective tax rate from 21.5% in 1997 to 18.2% for 1998 is primarily the result of a smaller percentage of taxable income being generated in the United States and an increased deferred state tax credit.

During the fourth quarter of 1998, the Company decided to dispose of the hosiery business and reported results of the segment as discontinued operations. For the year ended December 31, 1998, the Hosiery segment generated net sales of $24,118,000 and an after-tax loss of $214,000. The Hosiery segment has been treated as a discontinued operation in the consolidated financial statements and an after-tax accrual of $500,000 was charged against 1998 income for estimated loss on disposal of the assets.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital requirements of the Company relate to funding working capital for current operations (principally funding the buildup in inventories and accounts receivable which reach their maximum seasonal requirements in the third quarter), servicing long-term debt and funding the investments of Hampshire Investments. The primary resources to meet the liquidity and capital requirements include funds generated by operations, revolving credit lines and long-term notes.

The Company has increased its principal credit facility shared with three commercial banks. The credit facility consists of a $55 million line of credit and letter of credit facility. Advances are limited to the lesser of: (1) $55 million; or (2) the sum of 85% of the eligible accounts receivable and a seasonal adjustment of $12 million during the period from March 1 to October 31. The facility is subject to renegotiation on or before May 26, 2000. The Company expects to renew or replace the current facility prior to its expiration.

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

The Company also has other credit facilities which in the aggregate allow the Company to borrow an additional $7 million, of which $4 million is limited to use for international letters of credit. The maximum advances outstanding during 1999 under all lines of credit was $21,350,000. The average amount outstanding during the period beginning July 1 through November 19, 1999 (the only period of the borrowings) was approximately $11,750,000. At December 31, 1999 there were no advances outstanding.

During 1998, the Company sold $15 million of 7.05% long-term notes to two insurance companies (the "Senior Notes") with repayment terms of seven equal annual installments commencing January 2002. Interest is payable semi-annually and the loan is collateralized pari passu with the Company's revolving credit facility.

The Company's credit facility and Senior Notes contain certain covenants which require certain financial performance, including minimum net worth and specified current ratio and fixed charge coverage ratios, and which restricts the sale of assets and restricts certain payments, including dividends and investments. The Company was in compliance with the loan covenants at December 31, 1999.

The Company ended 1999 with cash and cash equivalents totaling $23,831,000, an increase of $9,945,000 over the previous year. Net income of $5,196,000 for 1999, plus depreciation and amortization for $4,968,000 are the primary contributing factors. In addition, net cash of $3,560,000 was generated from the sale of the Hosiery Division, $4,627,000 from a decrease in accounts receivable and $3,389,000 from a decrease in inventory compared with 1998. The decrease in both accounts receivable and inventory resulted primarily from sales being shifted to earlier months of the fourth quarter and reduced sales in the fourth quarter of 1999.

Capital expenditures were reduced from $3,094,000 in 1998 to $915,000 in 1999 as the Company's business has become more dependent on outside sourcing, thus reducing manufacturing capital requirements. In addition, in 1999 the Company invested approximately $8 million in real property for Hampshire Investments.

The Board of Directors of the Company has authorized management to purchase from time-to-time in the open market shares of its common stock. During 1999, the Company purchased 151,172 shares of common stock for $1,345,000. Such purchases were made to provided shares to be issued by the Company's Common Stock Purchase Plan and Stock Option Plan.

Management believes that cash flow from operations, available borrowings under the credit facilities and other long-term borrowing will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

OUTLOOK

The Company believes that the primary reason for its success in recent years has been its ability to offer new products and the highest level of quality and services to its customers. Management is committed to continuing to offer such quality and services to its customers. Management knows that price competition in the sweater market can adversely affect earnings of the Company. Therefore, Management continues to shift the emphasis from its own domestic manufacturing to international sourcing from contractors.

Over the past five years, the retail industry has consolidated through acquisitions and mergers. Further, retailers have concentrated more volume with a fewer number of vendors. The Company has responded by increasing its utilization of foreign sources and by reducing its dependence upon domestic manufacturing.

Seasonality
-----------
The Company's apparel business, particularly the sale of sweaters to its customers, is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

Effects of Changing Prices
--------------------------
The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products, however, market conditions sometimes preclude this practice.

Accounting Standards Not Yet Adopted
------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 137 was issued by the FASB in June 1999, and it delayed implementation of the statement. As a result, SFAS No.
133 will not become effective for the Company until January 1, 2001. Management of the Company has not yet evaluated the effects of SFAS 133 on the Company's financial position, results of operations or cash flows.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The long-term debt of the Company is at fixed interest rates which were at market when the debt was issued, but are below market interest rates at December 31, 1999. The short-term debt of the Company has variable interest rates based on the prime rate of the financial institution purchasing the debt. The Company had no short-term debt outstanding at December 31, 1999.

In purchasing sweaters from foreign manufacturers, the Company uses letters of credit which require the payment of dollars upon receipt of bills of lading for the sweaters. Prices are fixed in dollars at the time letters of credit are issued.

With the exception of its 70% owned subsidiary, Hampshire Investments does not issue or own foreign indebtedness. Hampshire Investments either purchases foreign based assets with dollars or with foreign currency purchased with dollars. Real property which is owned by Hampshire Investments and which is located outside the United States is leased for either US dollars or other stable currency. The primary market risk which Hampshire Investments has with respect to foreign currencies is the impact that fluctuations in such currencies have on the businesses of the lessees of such real property.

Hampshire Investments limits its market risk in the common stock of publicly traded apparel companies primarily by limiting the amount of its investments so that aggregate investments do not exceed one-half of annual net income of the Company and by closely monitoring each of its investments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be presented in this Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Form 8-K, PricewaterhouseCoopers LLP was terminated as independent accountants of the Company on October 14, 1999. The change in independent accountants from PricewaterhouseCoopers LLP to Deloitte & Touche LLP was recommended by the Audit Committee and approved by the Board of Directors of the Company.

The independent accountants' reports on the financial statements of the Company for the fiscal years ended December 31, 1999, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with accountants on accounting and financial disclosure during the three fiscal years ended December 31, 1999, 1998 and 1997.

                                    PART III

Certain information required to be presented in this Part III of this Annual Report on Form 10-K is omitted in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year which is incorporated herein by reference thereto.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required to be presented in this Item 10 is incorporated herein by reference to the Company's 2000 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

The information concerning executive compensation required to be presented in this Item 11 is incorporated herein by reference to the Company's 2000 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management required to be presented in this Item 12 is incorporated herein by reference to the Company's 2000 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in this Item 13 is incorporated herein by reference to the Company's 2000 Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this Annual Report on Form 10-K.

   (1)Financial Statements

   (2)Financial Statement Schedules

     The financial statements and financial statement schedules are listed on the Index to the Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K. All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, or they are not applicable.

   (3)Exhibits
      Exhibit No.             Description                             Footnote
      -----------   ----------------------------------------------    --------
      (3)(A)        Restated Certificate of Incorporation of
                    Hampshire Group, Limited                                 2
      (3)(A)(1)     Certificate of Amendment to the Certificate of
                    Incorporation of Hampshire Group, Limited                2
      (3)(A)(2)     Amended and Restated By-Laws of Hampshire Group,
                    Limited                                                  2
      (10)(A)(3)    Employment Agreement between Hampshire Group, Limited
                    and Ludwig Kuttner dated as of January 1, 1998           3
      (10)(B)(1)    Form of Hampshire Group, Limited 1992 Stock Option
                    Plan Amended and Restated effective June 7, 1995         2
      (10)(C)(1)    Form of Hampshire Group, Limited and Affiliates
                    Common Stock Purchase Plan for Directors and
                    Executives Amended and Restated effective
                    June 7, 1995                                             2
      (10)(D)(1)    Form of Hampshire Group, Limited and Subsidiaries
                    401(k) Retirement Savings Plan                           2
      (10)(D)(2)    Form of Hampshire Group, Limited Voluntary Deferred
                    Compensation Plan for Directors and Executives
                    Amended and Restated December 30, 1997                   2
      (10)(H)(1)    Note Purchase Agreement between Hampshire Group,
                    Limited, Phoenix Home Life Mutual Insurance Company
                    and The Ohio National Life Insurance Company dated
                    May 15, 1998                                             3
      (10)(H)(2)    Credit Agreement and Guaranty between Hampshire
                    Group, Limited and The Chase Manhattan Bank,
                    Republic National Bank of New York and NationsBank,
                    N.A. Dated May 28, 1998                                  3

(1) Incorporated by reference to the Company's 1996 Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K.
(3) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K.
(4) Incorporated by reference to the Company's June 15, 1999 Report on Form 8-K

    (Exhibits continued on next page)

                                       17
    (Exhibits continued from previous page)

      Exhibit No.             Description                             Footnote
      -----------   ----------------------------------------------    --------
      (10)(J)(3)    Lease Agreement between Hampshire Designers,
                    Inc. and Leslie R. Woodworth, et al for the
                    Winona, Minnesota manufacturing plant dated
                    October 10, 1995                                         2
      (10)(J)(4)    Lease Agreement between the Hampshire Designers,
                    Inc. and Pete Woodworth and Joyce Woodworth for
                    the La Crescent, Minnesota manufacturing plant
                    dated October 10, 1995                                   2
      (10)(J)(5)    Renewed Lease Agreement between Hampshire
                    Designers, Inc. and Commerce Center Associates,
                    Inc. for the Company's Anderson, South Carolina
                    corporate offices dated August 1, 1998                   3
      (10)(J)(6)    Renewed Lease Agreement between Hampshire Designers,
                    Inc. and Commerce Center Associates, Inc. for the
                    Company's Anderson, South Carolina distribution center
                    dated August 1, 1998                                     3
      (10)(K)(3)    Loan and Security Agreement among San Francisco
                    Knitworks, Inc., Hampshire Designers, Inc. and
                    MetLife Capital Corporation dated September 22, 1995     2
      (10(L)(1)     Industrial Tax Exemption between Glamourette Fashion
                    Mills, Inc. and the Commonwealth of Puerto Rico,
                    Office of Industrial Tax Exemption, dated
                    September 17, 1996                                       1
      (10)(M)       Agreement between Glamourette Fashion Mills, Inc. and
                    The Commonwealth of Puerto Rico on Repatriation of
                    Earnings (the "Closing Agreement"), dated June 30, 1993  2
      (10)(O)       Loan and Security Agreement between Hampshire
                    Designers, Inc. and Central Fidelity National Bank
                    dated February 8, 1995                                   1
      (10)(R)       Restated Term Note between MetLife Capital Corporation
                    and Hampshire Designers, Inc., dated July 30, 1998       3
      (10)(S)       Revolving Line of Credit Agreement between Merchants
                    National Bank and Hampshire Group, Limited dated
                    April 1, 1996.                                           1
      (10)(T)       Amendment to Credit Agreement between MTB Bank and
                    Segue (America) Limited dated June 19, 1996.             1
      (10)(U)       Agreement between Hampshire Designers, Inc. and
                    Vision Legwear LLC, dated May 27, 1999 for the
                    disposal of the hosiery business.                        4

    (Exhibits continued on next page)

    (Exhibits continued from previous page)

                    Exhibits filed herewith:
                    -----------------------
      (3)(B)(6) Merger Agreement between Hampshire Designers, Inc. and Segue (America) Limited dated December 30, 1999
      (10)(H)(3) Third Amendment to Credit Agreement and guarantee between Hampshire Group, Limited and The Chase Manhattan Bank, Republic National Bank of New York and NationsBank N.A.dated June 22, 1999
      (10)(J)(7) Lease Agreement between Hampshire Designers, Inc. and Peter Woodworth and Joyce Woodworth for the Winona, Minnesota Distribution Center dated
                    June 15, 1999.
      (10)(T)(1) Amendment to Credit Agreement between MTB Bank and Segue (America) Limited dated July 14, 1999
      (21)          Subsidiaries of the Company
      (23)          Consent of Deloitte & Touche LLP
      (27)          Financial Data Schedule


(b)  Reports on Form 8-K filed during the quarter.

     A report on Form 8-K was filed on October 14, 1999 and a related Form 8-K/A was filed on October 29, 1999 regarding the Change of Independent Accountants from PricewaterhouseCoopers LLP to Deloitte & Touche LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson and the State of South Carolina on this 28th day of March 2000.

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


/s/ LUDWIG KUTTNER       Chairman of the Board of Directors      March 28, 2000
Ludwig Kuttner           President and Chief Executive Officer
                         (Principal Executive Officer)

/s/ CHARLES W. CLAYTON   Vice President, Secretary, Treasurer    March 28, 2000
Charles W. Clayton       and Chief Financial Officer
                         (Principal Financial and Accounting Officer)

/s/ HERBERT ELISH        Director                                March 28, 2000
Herbert Elish

/s/ HARVEY L. SPERRY     Director                                March 28, 2000
Harvey L. Sperry

/s/ EUGENE WARSAW        Director                                March 28, 2000
Eugene Warsaw

/s/ JOEL GOLDBERG        Director                                March 28, 2000
Joel Goldberg

/s/ PETER W. WOODWORTH   Director                                March 28, 2000
Peter W. Woodworth

HAMPSHIRE GROUP, LIMITED
Index To Consolidated Financial Statements

                                                                      Page
                                                                     ------
Reports of Independent Accountants                                  F-2 - F-3
Consolidated Balance Sheets                                            F-4
Consolidated Statements of Income                                      F-5
Consolidated Statements of Comprehensive Income                        F-6
Consolidated Statements of Cash Flows                               F-7 - F-8
Consolidated Statements of Stockholders' Equity                        F-9

Notes to Consolidated Financial Statements                         F-10 - F-25

Financial Statement Schedules
    II.  Valuation and Qualifying Accounts and Reserves                F-27
   III.  Real Estate and Accumulated Depreciation                  F-28 - F-29

Quarterly Financial and Stock Data                                     F-30

Report of Independent Accountants


To the Board of Directors and Stockholders
 of Hampshire Group, Limited
Anderson, South Carolina

We have audited the accompanying consolidated balance sheet of Hampshire Group, Limited (the "Company") as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules for the year ended December 31, 1999 listed in the index at F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the year ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
--------------------------------
Deloitte & Touche LLP
Greenville, South Carolina
March 8, 2000

Report of Independent Accountants


To the Board of Directors and Stockholders of Hampshire Group, Limited:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hampshire Group, Limited and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the opinion express above.



/s/  PRICEWATERHOUSECOOPERS LLP
-----------------------------------
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 11, 1999

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED BALANCE SHEETS
   (in thousands, except share data)
             December 31,                                   1999         1998
             ------------------------------------------------------------------
ASSETS       Current assets:
               Cash and cash equivalents                 $  23,831   $  13,886
               Available-for-sale securities                   207         549
               Accounts receivable trade - net              16,732      24,194
               Other accounts receivable                     2,294       1,428
               Inventories                                  17,400      20,789
               Deferred tax asset                            4,202       4,006
               Assets held for sale                            -           774
               Other current assets                            704         597
                                                         ----------------------
                 Total current assets                       65,370      66,223
             Property, plant and equipment - net            10,149      13,677
             Real property investments - net                16,538       8,679
             Long-term investments - net                     4,537       5,238
             Trading securities held in retirement trust     2,101       1,087
             Deferred tax asset                              1,969       2,416
             Intangible assets - net                         2,553       3,390
             Other assets                                      377         138
                                                         ----------------------
                                                          $103,594    $100,848
                                                         ======================
            -------------------------------------------------------------------
LIABILITIES  Current liabilities:
               Current portion of long-term debt          $  1,418    $  1,782
               Accounts payable                              3,787       5,772
               Accrued  expenses and other liabilities       4,024       7,386
                                                         ----------------------
                 Total current liabilities                   9,229      14,940
             Long-term debt                                 24,170      20,777
             Deferred compensation                           2,869       1,728
                                                         ----------------------
                 Total liabilities                          36,268      37,445
                                                         ----------------------
             Commitments and contingencies
             ------------------------------------------------------------------
STOCKHOLDERS'Common stock, $.10 par value; 4,183,447
EQUITY         (1999) and 4,253,492 (1998) shares
               issued and 4,115,314 (1999) and
               4,218,246 (1998) outstanding                    418         425

             Additional paid-in capital                     27,762      28,276
             Retained earnings                              40,182      35,459
             Accumulated other comprehensive loss             (334)       (188)
             Treasury stock, 68,133 (1999) and 35,246
               (1998) shares at cost                          (702)       (569)
                                                         ----------------------
                 Total stockholders' equity                 67,326      63,403
                                                         ----------------------
                                                          $103,594    $100,848
                                                         ======================
             ------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF INCOME
   (in thousands, except per share data)

             December 31,                             1999      1998     1997
             ------------------------------------------------------------------
             Net sales                              $151,317  $168,688  $140,807
             Cost of goods sold                      121,617   133,769   107,726
                                                    ----------------------------
               Gross profit                           29,700    34,919    33,081
             Rental revenue                            2,005       507        43
                                                    ----------------------------
                                                      31,705    35,426    33,124
             Selling, general and administrative
               expenses                               25,111    24,971    21,156
             Asset impairment charge                     725     2,500      -
                                                    ----------------------------
             Income from operations                    5,869     7,955   11,968
             Other income (expense):
               Interest expense                       (1,967)   (1,696)    (824)
               Interest income                           729       243      363
               Other                                   1,465       502     (139)
                                                    ----------------------------
             Income before provision for income taxes
               and discontinued operations             6,096     7,004   11,368
             Income tax (provision) benefit:
               Current                                  (563)   (1,471)  (2,649)
               Deferred                                 (337)      194      200
                                                    ----------------------------
             Income from continuing operations         5,196     5,727    8,919
             Income (loss) from discontinued
               operations - net of income tax of
               $127 and $57                              -        (214)      87
             Loss from disposal of discontinued
               operations - net of income tax of
               $294                                      -        (500)     -
                                                    ----------------------------
             Net income                                5,196     5,013    9,006
             Preferred stock dividend requirements       -         -       (167)
                                                    ----------------------------
             Net income applicable to common stock   $ 5,196  $  5,013 $  8,839
                                                    ============================
             ------------------------------------------------------------------
             Income per share from         Basic       $1.27     $1.39    $2.27
                                                    ----------------------------
               continuing operations:      Diluted     $1.22     $1.29    $2.00
                                                    ----------------------------
             Net income per share:         Basic       $1.27     $1.21    $2.29
                                                    ----------------------------
                                           Diluted     $1.22     $1.13    $2.02
                                                    ----------------------------
             Weighted average number       Basic       4,100     4,128    3,856
                                                    ----------------------------
               of shares outstanding:      Diluted     4,257     4,443    4,465
                                                    ----------------------------
             ------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
   (in thousands)
             December 31,                             1999     1998      1997
             ------------------------------------------------------------------
            Net income                              $5,196    $5,013    $9,006
                                                   ----------------------------
            Other comprehensive income (loss):
              Unrealized holding gains (losses)
                on securities arising during
                periods                               (105)       41      (141)
              Reclassification adjustment for
                amount included in net income         (127)     (198)       -
                                                   ----------------------------
            Other comprehensive loss                  (232)     (157)     (141)
            Income tax benefit                          86        58        52
                                                   ----------------------------
            Net other comprehensive loss              (146)      (99)      (89)
                                                   ----------------------------
            Comprehensive income                    $5,050    $4,914    $8,917
                                                   ============================
            -------------------------------------------------------------------

            The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
        December 31,         (in thousands)           1999      1998     1997
        -----------------------------------------------------------------------
        Cash flows from operating activities:
          Net income                               $  5,196  $  5,013  $  9,006
          Loss (income) from discontinued
            operations                                  -         214       (87)
          Loss from disposal of discontinued
            operation                                   -         500       -
                                                   ----------------------------
          Income from continuing operations           5,196     5,727     8,919
          Adjustments to reconcile income from
            continuing operations to net cash
            provided by (used in) operating activities:
            Depreciation and amortization             4,968     4,397     3,508
            Asset impairment charge                     725     2,500       -
            Loss (gain) on sales of property
              and equipment                             (15)        1         4
            Gain on sales of available-for-
              sale securities                          (127)     (198)      -
            Deferred income tax provision (benefit)     337      (781)     (200)
            Deferred compensation costs for
              executive officers                        135       231       103
            Tax benefit relating to common stock
              plans                                      49       227       100
        Net change in operating assets and liabilities,
          net of effects of acquired or disposed
          companies:
            Receivables                               4,627    (7,397)   (4,270)
            Inventories                               3,389    (6,383)   (4,312)
            Accounts payable                         (1,985)    2,000       340
            Accrued expenses and other liabilities   (3,363)     (370)    2,277
            Other assets                               (184)      (42)      (93)
                                                   ----------------------------
            Net cash provided by (used in)
              continuing operations                  13,752       (88)    6,376
            Net cash provided by (used in)
              discontinued operations                 3,560      (820)      957
                                                   ----------------------------
            Net cash provided by (used in)
              operating activities                   17,312      (908)    7,333
       ------------------------------------------------------------------------
       Cash flows from investing activities:
         Capital expenditures                          (915)   (3,094)   (4,400)
         Proceeds from sales of  property and
           equipment                                     24       580         4
         Purchases of available-for-sale securities    (308)   (1,247)     (853)
         Proceeds from sales of available-for-sale
           securities                                   545     1,363       -
         Purchase of real property and other
           investments                               (8,029)   (8,551)   (6,900)
         Loans and advances to investees             (1,656)     (651)      -
         Repayments of loans and advances by
           investees                                    762        88       138
         Business purchase price adjustment            (375)     (265)      -
                                                   ----------------------------
           Net cash used in investing activities     (9,952)  (11,777)  (12,011)
       ------------------------------------------------------------------------
       (Consolidated Statements of Cash Flows continued on next page.)

                                      F-7

       (Consolidated Statements of Cash Flow continued from previous page.)
        December 31,         (in thousands)           1999      1998     1997
        -----------------------------------------------------------------------
        Cash flows from financing activities:
          Proceeds from issuance of long-term debt   4,840    16,948      1,645
          Debt issuance costs                          -        (112)       -
          Repayment of long-term debt               (1,811)   (2,939)    (2,947)
          Proceeds from issuance of common stock       -         375         90
          Repurchase of common stock warrants          -         -       (1,000)
          Cash dividends on preferred stock            -         -         (167)
          Payments of deferred compensation to
            executive officers                          (8)      -          -
          Proceeds from issuance of treasury stock     889     1,044        118
          Purchases of treasury stock               (1,325)     (748)    (1,443)
                                                  -----------------------------
            Net cash provided by (used in)
              financing activities                   2,585    14,568     (3,704)
        -----------------------------------------------------------------------
          Net increase (decrease) in cash and cash
            equivalents                              9,945     1,883     (8,382)
          Cash and cash equivalents - beginning of
            year Cash and cash equivalents -
            end of year                             13,886    12,003     20,385
                                                  -----------------------------
                                                   $23,831   $13,886    $12,003
                                                  =============================
        -----------------------------------------------------------------------



        Supplementary disclosure of cash flow information
        -----------------------------------------------------------------------
        Cash paid during the year for:Interest      $2,706    $1,434     $1,329
                                      Income taxes     571     2,692      2,152
        Non-cash investing activity:
        Settlement of San Francisco Knitworks
          purchase price dispute -
          return of Company stock held in escrow        725      -          -
        Long-term debt - acquisition of real property   -        575        -
        -----------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   (in thousands, except share data)
Year Ended December 31, 1997, 1998 and 1999
                                                         Additional
                                      Common Stock        Paid-In     Retained
                                    Shares    Amount      Capital     Earnings
------------------------------------------------------------------------------
Balance - January 1, 1997          3,885,503    $489       $23,853     $23,111
Net income for the year                -          -           -          9,006
Additional shares issued
  for business acquisition            14,223       1           264         -
Preferred stock conversion           276,995      27         3,267         -
Purchase of treasury stock           (91,615)     -           -            -
Shares issued under the
  common stock plans                  50,019       2            88         (92)
Repurchase of stock warrant              -        -            (98)       (902)
Repurchase of subsidiary stock           -        -           -            (70)
Tax benefit relating to
  common stock plans                     -        -            100         -
Deferred compensation payable
  in Company shares                  276,616      -           -            -
Shares held in trust for deferred
  compensation liability            (276,616)     -           -            -
Unrealized loss on available-
  for-sale securities - net              -        -           -            -
Dividends on preferred stock             -        -           -           (167)
-------------------------------------------------------------------------------
Balance - December 31, 1997        4,135,125     419        27,474      30,886
Net income for the year                  -        -           -          5,013
Additional shares issued
  for business acquisition            17,952       2           204         -
Purchase of treasury stock           (44,200)     -           -            -
Shares issued under the
  common stock plans                 109,369       4           371        (440)
Tax benefit relating to
  common stock plans                     -        -            227         -
Deferred compensation payable
  in Company shares                  314,050      -           -            -
Shares held in trust for deferred
  compensation liability            (314,050)     -           -            -
Unrealized loss on available-
  for-sale securities - net              -        -           -            -
-------------------------------------------------------------------------------
Balance - December 31, 1998        4,218,246     425        28,276      35,459
Net income for the year                  -        -           -          5,196
Escrow shares retired                (90,625)     (9)         (716)        -
Purchase of treasury stock          (149,175)     -           -            -
Shares issued under the
  common stock plans                 136,868       2           153        (473)
Tax benefit relating to
  common stock plans                     -        -             49         -
Deferred compensation payable
  in Company shares                  331,478      -           -            -
Shares held in trust for deferred
  compensation liability            (331,478)     -           -            -
Unrealized loss on available-
  for-sale securities - net              -        -           -            -
-------------------------------------------------------------------------------
Balance - December 31, 1999        4,115,314   $418        $27,762      $40,182
===============================================================================


Consolidated Statement of changes in Stockholders' Equity
(Continued)
                                       Accumulated
                                         Other
                                      Comprehensive      Treasury       Total
                                          Loss             Stock
-------------------------------------------------------------------------------
Balance - January 1, 1997                  -             ($  78)     $47,275
Net income for the year                    -                -          9,006
Additional shares issued
  for business acquisition                 -                -            265
Preferred stock conversion                 -                -          3,294
Purchase of treasury stock                 -             (1,443)      (1,443)
Shares issued under the
  common stock plans                       -                541          539
Repurchase of stock warrant                -                -         (1,000)
Repurchase of subsidiary stock             -                -            (70)
Tax benefit relating to
  common stock plans                       -                -            100
Deferred compensation payable
  in Company shares                        -              2,456        2,456
Shares held in trust for deferred
  compensation liability                   -             (2,456)      (2,456)
Unrealized loss on available-
  for-sale securities - net              ($89)              -            (89)
Dividends on preferred stock               -                -           (167)
-------------------------------------------------------------------------------
Balance - December 31, 1997               (89)             (980)      57,710
Net income for the year                    -                -          5,013
Additional shares issued
  for business acquisition                 -                -            206
Purchase of treasury stock                 -               (748)        (748)
Shares issued under the
  common stock plans                       -              1,159        1,094
Tax benefit relating to
  common stock plans                       -                -            227
Deferred compensation payable
  in Company shares                        -              2,903        2,903
Shares held in trust for deferred
  compensation liability                   -             (2,903)      (2,903)
Unrealized loss on available-
  for-sale securities - net               (99)              -            (99)
-------------------------------------------------------------------------------
Balance - December 31, 1998              (188)             (569)      63,403
Net income for the year                    -                -          5,196
Escrow shares retired                      -                -           (725)
Purchase of treasury stock                 -             (1,325)      (1,325)
Shares issued under the
  common stock plans                       -              1,192          874
Tax benefit relating to
  common stock plans                       -                -             49
Deferred compensation payable
  in Company shares                        -              3,039        3,039
Shares held in trust for deferred
  compensation liability                   -             (3,039)      (3,039)
Unrealized loss on available-
  for-sale securities - net              (146)              -           (146)
-------------------------------------------------------------------------------
Balance - December 31, 1999             ($334)           ($ 702)     $67,326
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
Hampshire Group, Limited (the "Company"), through its subsidiaries, is engaged in the apparel business and investing in and holding of real estate and equity securities. The Company, with headquarters in Anderson, South Carolina, operates apparel manufacturing and distribution plants in South Carolina, California, Minnesota, Virginia and Puerto Rico. The Company's products are sold primarily in the United States through various retail and mail-order companies. The investment company, with subsidiaries located in the United Kingdom and the Czech Republic, acquires real properties and equity securities primarily in the United States, Russia and Eastern Europe, for the purpose of long-term investments.

The significant accounting policies used in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, Hampshire Designers, Inc. and its subsidiaries (collectively, "Hampshire Designers") and Hampshire Investments, Limited and its subsidiaries, including Hampshire Praha s.r.o. (70% owned) located in the Czech Republic (collectively, "Hampshire Investments"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. Interest bearing amounts were approximately $20.9 million and $13.0 million at December 31, 1999 and 1998, respectively.

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

Real Property Investments
-------------------------
Real property investments are recorded at cost. The Company provides for depreciation using the straight-line method over 15 years, which is the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while maintenance costs and minor replacements are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Long-Term Investments
---------------------
Long-term investments are recorded at cost. Investments in real estate partnerships are subsequently adjusted for equity increases or decreases reported by the entity and reduced for any asset impairment.

Intangible Assets
-----------------
Intangible assets consist primarily of goodwill which is being amortized over 10 years on a straight-line basis (see Note 7). The Company continually monitors conditions that may affect the carrying value of its intangible assets. Should conditions indicate potential impairment of such assets, the Company would undertake the necessary studies and evaluate projected future undiscounted cash flows to determine the extent of impairment, if any.

Foreign Currency Translation
----------------------------
Foreign currency transactions are translated into U.S. dollars at prevailing exchange rates. The balance sheet of the Company's consolidated foreign entity, excluding equity, was translated into U.S. dollars at current exchange rates at year end. The statement of operations for the Company's consolidated foreign entity was translated at average exchange rates. The adjustments resulting from the translation of these financial statements were not significant and therefore not included in comprehensive income. Also, net transaction gains (losses) were not significant in 1999, 1998 or 1997.

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The fair value of long-term debt is disclosed at Note 9. The carrying amounts of the other financial instruments are considered a reasonable estimate of fair value at December 31, 1999 and 1998, due to the short-term nature of the items.

Revenue Recognition
-------------------
The Company recognizes revenue upon shipment of goods to customers. Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Advertising Costs
-----------------
The Company recognized advertising costs, including the costs of co-op advertising arrangements, as incurred. Advertising costs were $1,145,000, $757,000 and $333,000 in 1999, 1998 and 1997, respectively.

Income Taxes
------------
Income taxes are recognized during the year in which transactions enter into the determination of income for financial reporting purposes, with deferred taxes being provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis for income tax reporting purposes.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period. The Company's most significant financial statement estimates include the allowance for doubtful accounts and customer allowances, income tax valuation allowance (see Note 10) and the reserve for self-insured health liabilities. Management determines the estimate of the allowance for doubtful accounts and customer allowances considering a number of factors, including historical experience, aging of the accounts, provisions for allowances based on specific agreements with customers and the current credit worthiness of its customers. The Company self-insures, with various insured stop-loss limitations, its health claims. Management determines the estimate of the reserve for self-insurance considering a number of factors, including historical experience, third-party claims administration and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. Management believes that its estimates provided in the financial statements, including those for the previously described items, are reasonable. However, actual results could differ from these estimates.

Earnings Per Common Share
-------------------------
Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS 128"), requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gain or loss on available-for-sale securities, that is presented in other comprehensive income.

Accounting Standards Not Yet Adopted
------------------------------------
In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 137 delayed implementation of the statement and as a result, it will not become effective for the Company until January 1, 2001. Management of the Company has not yet evaluated the effects of SFAS 133 on the Company's financial position, results of operations or cash flows.

Presentation of Prior Year Data
-------------------------------
Certain reclassifications have been made to data of prior years to conform with the current-year presentation.

Note 2 - Available-for-Sale Securities
--------------------------------------
A summary of available-for-sale securities at December 31, 1998 and 1997 is set forth in the table below.

Gains or losses on the sale of securities (not significant in any year) have been reported in the Consolidated Statements of Income under Other Income. Unrealized gains or losses have been reported in the Consolidated Statements of Comprehensive Income.

               (in thousands)      1999      1998
-------------------------------------------------
Original cost                     $ 736     $ 847
Unrealized gains                     -         15
Unrealized losses                  (529)     (313)
-------------------------------------------------
Fair market value                 $ 207     $ 549
=================================================

Note 3 - Accounts Receivable and Major Customers
------------------------------------------------
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral for its trade receivables. The accounts receivable are stated net of allowances for doubtful accounts and returns and allowances of $5,074,000 and $3,672,000 at December 31, 1999 and 1998,
respectively.

The Company sells principally to department stores, mail-order catalog businesses, chain stores, mass merchandisers and other retailers located in the United States. The Company had sales to three major customers (defined as sales in excess of 10% of total sales ) which as a percentage of total sales accounted for approximately 36%, 33% and 35% for 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, 55% and 41%, respectively, of the trade receivables were due from these three customers.

Note 4 - Inventories
--------------------
The components of inventories at December 31, 1999 and 1998 are set forth in the table below.

Approximately 42% and 39% of total inventories were valued using the LIFO method at December 31, 1999 and 1998, respectively.

                  (in thousands) 1999     1998
------------------------------------------------
Finished goods                 $14,072   $14,904
Work-in-progress                 2,503     3,460
Raw materials and supplies       2,626     4,126
------------------------------------------------
                                19,201    22,490
Less - Excess of current cost
  over LIFO carrying value      (1,801)   (1,701)
------------------------------------------------
Total                          $17,400   $20,789
================================================

Note 5 - Property, Plant and Equipment
--------------------------------------
The components of property, plant and equipment at December 31, 1999 and 1998 are set forth in the table below.

Depreciation expense was $3,874,000, $3,797,000 and $3,202,000, respectively, for the years ended December 31, 1999, 1998 and 1997.

In 1999, a $300,000 impairment charge was recognized for certain equipment deemed to be impaired.
                                       Estimated
               (in thousands)         Useful Lives           1999      1998
------------------------------------------------------------------------------
Land                                                       $   242    $   324
Buildings and improvements             15-45 years           2,541      3,879
Leasehold improvements                  5-10 years           4,653      4,515
Machinery and equipment                  3-7 years          26,358     25,298
Furniture and fixtures                   3-7 years           1,416      1,227
Transportation equipment                 3-5 years             105        122
------------------------------------------------------------------------------
Total cost                                                  35,315     35,365
Less - Accumulated depreciation                            (25,166)   (21,688)
------------------------------------------------------------------------------
Total                                                      $10,149    $13,677
==============================================================================

Note 6 - Real Property and Long-Term Investments
------------------------------------------------
The Company, through its investments subsidiary, has made direct investments in real property for the purposes of generating rental revenue. These properties consist of commercial facilities in the United States and abroad and are carried at historical cost, net of a $1,850,000 asset impairment charge recorded in 1998. (In 1999, commercial property in the United States, includes $2,272,000 representing the cost of the hosiery plants transferred to this classification, and accumulated depreciation includes $2,054,000 for the same property.) Depreciation is provided over the estimated useful lives of the property, which is 15 years. Depreciation expense was $607,000 and $180,000 for the years ended December 31, 1999 and 1998, respectively.

              Real Property Investments
------------------------------------------------------
                 (in thousands)    1999      1998
------------------------------------------------------
Commercial property:
  United States                   $13,428   $5,933
  Russia                            2,889    2,141
  Europe                            3,083      806
------------------------------------------------------
                                   19,400    8,880
Less: Accumulated depreciation     (2,862)    (201)
------------------------------------------------------
Total                             $16,538   $8,679
======================================================

Long-term investments consist principally of common stock of non-publicly traded companies. Management intends that these investments will be held on a long-term basis. The carrying values set forth in the adjacent table are shown net of asset impairment charges of $425,000 recorded in 1999 and $650,000 recorded in 1998 for certain assets deemed to be permanently impaired.

                 Long-Term Investments
------------------------------------------------------
                 (in thousands)     1999      1998
------------------------------------------------------
United States                     $2,268     $1,909
Russia                               131        131
Europe                             2,138      3,198
------------------------------------------------------
Total                             $4,537     $5,238
======================================================

Note 7 - Intangible Assets
--------------------------
In connection with the acquisition of San Francisco Knitworks, the Company recorded a $350,000 reduction of goodwill in 1999 as a result of the favorable settlement of a purchase price contingency. In connection with the acquisition of Winona Knitting Mills, the Company recorded an additional $413,000 and $530,000 in goodwill in 1998 and 1997, respectively, as a result of certain payments made in accordance with the contingent purchase price agreement.

Activity in intangible assets for the years ended December 31, 1999, 1998 and 1997 is summarized in the table below.

                 (in thousands)    1999        1998       1997
----------------------------------------------------------------
Balance - beginning of year       $3,390     $3,385       $3,161
Purchase price adjustments          (350)       413          530
Amortization during year            (487)      (420)        (306)
Other                                -           12           -
----------------------------------------------------------------
Balance - end of year             $2,553     $3,390       $3,385
================================================================

Note 8 - Accrued Expenses and Other Liabilities
-----------------------------------------------
Accrued expenses and other liabilities at December 31, 1999 and 1998 are summarized in the table below.

                 (in thousands)    1999       1998
------------------------------------------------------
Compensation                     $1,055      $1,870
Medical and health care             334         956
Workers' compensation               100         629
Co-op advertising                   658         563
Interest                             47         821
Income taxes                        299         709
Other                             1,531       1,838
------------------------------------------------------
Total                            $4,024      $7,386
======================================================


Note 9 - Borrowings
-------------------
Revolving Credit Agreement
--------------------------

The Company's principal credit facility is with three participating commercial banks ("Revolving Credit Agreement"). The credit facility consists of a $55 million combined line of credit and letter of credit facility. Advances under the facility are limited to the lesser of $55 million, or the sum of 85% of the eligible accounts receivable, plus a seasonal adjustment of up to $12 million during the period March 1 to October 31. The next annual renewal of the facility is May 24, 2000.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 1.5%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable of Hampshire Designers, other than certain factored trade accounts receivable. In addition, letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. The Company has also pledged as collateral a $5 million insurance policy on the life of its Chairman and the common stock of its subsidiaries, and such subsidiaries guarantee the performance of the Company. No advances were outstanding under the credit line at December 31, 1999 or 1998, and therefore, approximately $19 million was available for borrowing under the line of credit at December 31, 1999.

The Company maintains an unsecured $3 million credit facility for Hampshire Designers for peak period financing. The line is available for short-term borrowings not to exceed one year and to fund letters of credit. Advances on the facility bear interest, at the Company's option, at the bank's prime rate or the one-month LIBOR rate plus 1.87%. No advances were outstanding under the line at December 31, 1999 or 1998. For a subsidiary of Hampshire Designers, the Company maintains with a bank a $4 million facility which is used primarily to fund international letters of credit. Advances on the facility bear interest at the bank's prime rate and are collateralized by the inventory purchased pursuant thereto and are guaranteed by Hampshire Group, Limited. Outstanding letters of credit of all lines totaled approximately $8 million at December 31, 1999.

Factoring Agreement
-------------------
The Winona Division has a factoring agreement pursuant to which it sells approximately 40% of its accounts receivable to a factor, without recourse. The accounts are factored on a 45-day maturity basis, but the Company may request advances up to 80% of the uncollected balance of the receivables, with such advances bearing interest at the prime rate plus 1%. The agreement requires a commission rate of 1% of the factored accounts receivable.

Senior Notes Agreement
----------------------
The Senior Notes are collateralized pari passu with the Company's Revolving Credit Agreement by the trade accounts receivable of Hampshire Designers, other than certain factored trade accounts receivable. The Company has also pledged as collateral a $5 million insurance policy on the life of its Chairman and the common stock of its subsidiaries, and such subsidiaries guarantee the performance of the Company under the Agreements, hereafter defined.

Financial Covenants
-------------------
Both the Revolving Credit Agreement and the Senior Note Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries (defined as Hampshire Designers, Inc. and its subsidiaries), including advances to the Company's non-restricted subsidiary, defined as Hampshire Investments, Limited and it subsidiaries. The covenants require maintenance of a consolidated tangible net worth not less than $43 million plus 50% of the net income for the year 1998 and each succeeding year; an average current ratio of not less than
1.75 to 1.00; a fixed charge ratio of consolidated income for fixed charges for the period of four consecutive fiscal quarters most recently ended of at least
2.50 times consolidated fixed charges for such period and restricts funded debt to capitalization ratio not to exceed 0.45 to 1.00. The Agreements also require a short-term debt cleanup of 45 days during any 12-month period, restrict the sale of assets and restrict payments by the Company of cash dividends to stockholders and investments in and loans or advances to the non-restricted subsidiary. At December 31, 1999 approximately $2.1 million was available for restricted payment, including the payment of cash dividends if any had been declared. (There was no short-term debt outstanding for the first six months of the year.) The Company was in compliance with the loan covenants at December
31, 1999.

Long -Term Debt
---------------
Long-term debt at December 31, 1999 and 1998 is composed of:

                                        (in thousands)        1999       1998
-------------------------------------------------------------------------------
                                                                           >
Senior Notes payable to two insurance companies in seven
  annual installments of $2,142,857 commencing January 2002, interest at 7.05% per annum, payable semi-annually,
  collateralized pari passu with the Revolving Credit
  Facility                                                  $15,000     $15,000
Debt collateralized by real property
------------------------------------
  Note payable to a mortgage company in monthly
    installments of  $12,326, including interest at
    7.36% through 2008                                        1,660       1,684
  Note payable to a bank in monthly installments of
    $12,113, including interest at 9.25% through 2004         1,572         -
  Note payable to a bank in monthly installments of
    $10,990 including interest at 9.25% through 2019          1,188         -
  Notes payable to a foreign bank in quarterly
    installments of $41,612, plus interest at 7.5%
    through 2004                                              1,773          -
  Note payable to a bank in monthly installments of
    $12,350, including interest at 7.5% through 2007            858         922
  Note payable to a bank in monthly installments of
    $8,300, including interest at 8.06% through 2008            557         597
  Other notes payable collateralized by real estate payable
    in monthly installments of $9,400, including interest
    at various rates from 7.25% to 8.00% with maturities
    through 2025                                              1,030       1,075
Debt collateralized by machinery and equipment
----------------------------------------------
  Notes payable to an insurance company in monthly
    installments of $47,683 including interest at various
    rates from 7.85% to 7.90% through 2000                      446       1,152
  Notes payable to a bank in monthly installments of
    $30,150, plus interest, at LIBOR plus 1.75%, adjusted
    quarterly, through 2001                                     351         713
  Note payable to a bank in monthly installments of
    $15,805, including interest at 8.25% through 2002           439         599
  Other notes payable in monthly installments of
    approximately $18,000, including interest at various
    rates from 5.88% to 10.3% through 2007                      374         439
Unsecured debt
--------------
  Note payable to Minnesota Economic Development Division
    in monthly installments of $4,378, including interest at
    4.0% through 2007                                           340         378
-------------------------------------------------------------------------------
Total debt                                                   25,588      22,559
Less - Amount payable within one year                        (1,418)     (1,782)
-------------------------------------------------------------------------------
Amount payable after one year                               $24,170     $20,777
===============================================================================

Maturities of long-term debt as of December 31, 1999 are summarized in the table below.

      Year      (in thousands)
---------------------------------
      2000         $ 1,418
      2001             772
      2002           2,744
      2003           3,176
      2004           4,902
      Thereafter    12,576
---------------------------------
      Total        $25,588
=================================

Senior Notes are collateralized pari passu with the Revolving Credit Facility by the accounts receivable of the Restricted Subsidiary of the Company and the common stock of all subsidiaries. The net book value of the assets collateralizing the debt on real property at December 31, 1999 was approximately $11.7 million. The net book value of the assets collateralizing the debt on machinery and equipment at December 31, 1999 was approximately $2.5 million.

The fair value of the debt at December 31, 1999, based on current market interest rates for the Company discounted to present value, is approximately $24.6 million.

Note 10 - Income Taxes
----------------------
The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 are set forth in the table below.

          (in thousands)    1999   1998   1997
--------------------------------------------------
Current:
  Federal                  $ 98   $1,068  $2,201
  State                     380      271     311
  Puerto Rico                85      132     137
--------------------------------------------------
                            563    1,471   2,649
--------------------------------------------------
Deferred:
  Federal                   469       28    (200)
  State                    (132)    (222)     -
--------------------------------------------------
                            337     (194)   (200)
--------------------------------------------------
Total                      $900   $1,277  $2,449
==================================================

The domestic, Puerto Rico and foreign components of income (loss) before income taxes are set forth in the table below.

            (in thousands)    1999    1998    1997
---------------------------------------------------
Domestic                    $2,268  $5,244  $ 6,230
Puerto Rico                  4,654   4,183    5,138
Foreign                       (826) (2,423)     -
---------------------------------------------------
Income before income taxes  $6,096  $7,004  $11,368
===================================================

A reconciliation of the provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income from continuing operations before income taxes and the Company's actual provision for income taxes is set forth in the table below.

                            (in thousands)  1999    1998   1997
----------------------------------------------------------------
Tax provision at federal statutory rate   $2,073   $2,381  $3,865
Increase (decrease) in tax arising from:
  Effect of exemption of Puerto Rico
    earnings from United States tax       (1,582)  (1,422) (1,747)
  Puerto Rico taxes on income, including
    withholding taxes                         85      132     137
  State taxes, less federal
    income tax benefit                       119       85     174
  Foreign operating losses                   281       85     -
  Other                                      (76)      16      20
-----------------------------------------------------------------
                                          $  900   $1,277  $2,449
=================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets and liabilities as of December 31, 1999 and 1998 is set forth in the table below.

                           (in thousands)        1999      1998
-----------------------------------------------------------------
Deferred income tax assets:
  Allowances for  receivables                  $  659    $  936
  Inventories                                     -         199
  Write-down of assets not currently deductible   219       925
  Accrued liabilities and other temporary
    differences                                 3,303     2,359
  Unrealized losses on available-for-sale
    securities                                    196       110
  Provision for discontinued operations           -         294
  Net operating loss carryforwards              2,565     3,039
  Tax credit carryforwards                      1,283       697
-----------------------------------------------------------------
    Gross deferred income tax assets            8,225     8,559
Deferred income tax liabilities:
  Inventories                                    (173)      -
  Property, plant and equipment                   (12)     (268)
-----------------------------------------------------------------
    Gross deferred income tax liabilities        (185)     (268)
-----------------------------------------------------------------
Valuation allowance for deferred income tax
  assets                                       (1,869)   (1,869)
-----------------------------------------------------------------
Net deferred income tax assets                 $6,171    $6,422
=================================================================


Recognized as follows in the accompanying consolidated balance sheets.

                (in thousands)     1999    1998
-------------------------------------------------
Deferred tax asset - current     $4,202   $4,006
Deferred tax asset - noncurrent   1,969    2,416
-------------------------------------------------
Total                            $6,171   $6,422
=================================================

The net operating loss carryforwards for federal income tax purposes expire as set forth in the table below.

 (in thousands)    Year      Regular Tax
------------------------------------------
                   2002        $1,139
                   2003         1,845
                   2004           411
                   2005         2,429
                   2009         1,366
------------------------------------------
                   Total       $7,190
==========================================

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

The Company received dividends from Glamourette of approximately $6 million, $2 million and $5 million in 1999, 1998 and 1997, respectively. The Company has approximately $9 million of Glamourette's undistributed earnings which it considers permanently invested. Additionally, any undistributed earnings of other foreign subsidiaries are expected to be indefinitely reinvested overseas. For this reason, deferred income taxes have not been provided thereon.

During 1999, the Internal Revenue Service made an examination of the Company's consolidated tax return for the year ended December 31, 1996. The examination resulted in an adjustment letter in the amount of $65,000 deficiency being issued which was accepted by the Company.

Note 11 - Commitments and Contingencies
---------------------------------------

The Company leases premises and equipment under operating leases having terms from monthly to 7 years. At December 31, 1999, future minimum lease payments under leases ("lessee") having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below.

The Company also leases certain owned real estate properties of its Investment segment. Future minimum lease receipts by the Company for leases ("lessor") having an initial or remaining non-cancelable item in excess of one year were as set forth in the adjacent table.

Rent expenses for operating leases were $1,501,000, $1,532,000 and $1,596,000 in 1999, 1998 and 1997, respectively.

Rental revenue was $2,005,000, $507,000 and $43,000 in 1999, 1998 and 1997,
respectively.

      Year       Lessee      Lessor
-------------------------------------
                    (in thousands)
-------------------------------------
     2000        $1,500     $1,573
     2001         1,238      1,358
     2002         1,012      1,185
     2003           885      1,011
     2004           569        476
     Thereafter     708      1,225
------------------------------------
     Total       $5,912     $6,828
====================================

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

Note 12 - Capitalization
------------------------
The Company's authorized capital stock consists of 10,000,000 shares of common stock and 1,000,000 shares of serial preferred stock each having a par value of $0.10 per share. The Board of Directors is authorized to provide for the issuance of preferred stock in such series and having such designations, voting powers, preferences and other rights and restrictions as the Board of Directors shall determine.

Effective December 30, 1997 all outstanding shares of preferred stock were converted into shares of Hampshire Group, Limited common stock.

Note 13 - Stock Options, Warrants and Compensation Plans
--------------------------------------------------------
In 1994, the Company registered 750,000 shares of its common stock under the Securities Act of 1933, as amended. This action was in regards to the Hampshire Group, Limited 1992 Stock Option Plan and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 350,000 have been issued under these plans.

Beginning in 1996, the Board of Directors of the Company authorized the repurchase of shares of the Company's common stock, some of which would be used to offset the dilution caused by the issuance of shares under the Stock Option Plan and Stock Purchase Plan. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". When treasury shares are reissued, the Company uses a weighted average cost method and the excess of repurchase cost over reissuance price is treated as a reduction of "Retained Earnings".

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

                                     Number of     Weighted Average
                                      Options       Exercise Price
-------------------------------------------------------------------------
Outstanding - December 31, 1996        455,813         $ 7.87
  Granted                               50,000          14.50
  Exercised                            (29,556)          6.98
  Canceled or expired                  (45,625)         14.16
-------------------------------------------------------------------------
Outstanding - December 31, 1997        430,632           8.33
  Granted                               52,945          16.31
  Exercised                            (65,767)          8.15
  Canceled or expired                   (5,794)         10.77
-------------------------------------------------------------------------
Outstanding - December 31, 1998        412,016           9.23
  Granted                               76,650           8.72
  Exercised                           (143,718)          6.94
  Canceled or expired                  (54,235)         10.95
-------------------------------------------------------------------------
Outstanding - December 31, 1999        290,713         $10.18
-------------------------------------------------------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized in 1999, 1998 or 1997. Additionally, in accordance with SFAS 123, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced as per the "pro forma" amounts in the accompanying table.

In order to estimate compensation cost, the Black-Scholes model was employed using the assumptions set forth in the adjacent table. 1999 1998 1,997

                             1999     1998      1997
-------------------------------------------------------
Expected life (years)        6.16     5.24      4.37
Expected volatility         22.46%   22.73%    18.60%
Dividend yield               0.00%    0.00%     0.00%
Risk-free interest rate      4.95%    5.14%     6.54%
Weighted-average fair values
  of options granted        $2.71    $5.33     $5.07
-------------------------------------------------------

The adjacent table sets forth the effect on net income and diluted earnings per share had compensation cost been determined under SFAS 123.

        (in thousands)          1999     1998     1997
---------------------------------------------------------
Net income: As reported        $5,196   $5,013   $9,006
                             ----------------------------
            Pro forma          $5,022   $4,927   $8,930
                             ----------------------------
Diluted earnings As reported    $1.22    $1.13    $2.02
                             ----------------------------
  per share:     Pro forma      $1.18    $1.11    $2.00
---------------------------------------------------------

A summary of the status of options outstanding at December 31, 1999 is set forth in the table below.

               Options Outstanding                       Options Exercisable
-----------------------------------------------------  ------------------------
  Number      Range of     Weighted       Weighted        Number     Weighted
Outstanding   Exercise      Average       Average      Exercisable   Average
 12/31/99      Prices   Exercise Price Remaining Life   12/31/99 Exercise Price
-----------------------------------------------------  ------------------------
   31,818  $6.00-$ 6.19    $ 6.13           2.13         31,818       $ 6.13
   42,882   7.50-  7.87      7.52           1.32         42,882         7.52
  126,363   8.25-  9.90      9.19           3.49         58,863         9.32
   48,250  11.00-12.13      11.60           3.84         46,500        11.58
    9,900  12.50-14.50      14.40           4.42          7,550        14.37
   30,000      18.13        18.13           6.50          7,500        18.13
    1,500      22.69        22.69           5.50            750        22.69
-------------------------------------------------------------------------------
  290,713 $ 6.00-$22.69    $10.18           3.44        195,863      $  9.13
===============================================================================

Warrants to Purchase Common Stock
---------------------------------
In December 1990, the Company issued warrants to purchase 338,182 shares of the Company's common stock at an exercise price of $6.19 per share through December 31, 2000. The aggregate consideration for such warrants was $250,000. During 1997, the Company repurchased for $1 million ($7.534 per share), 132,728 of these warrants leaving a balance of 205,454 outstanding.

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

The participating directors and executives, in the aggregate, elected to use approximately $345,000, $487,000 and $735,000 of their compensation for 1999, 1998 and 1997, respectively, to purchase common stock of the Company under the Stock Purchase Plan. The Company has established a trust to which it delivers the shares of the Company's common stock to satisfy such elections following the end of each plan year. Alternatively, the Company may contribute cash to the trust in an amount sufficient to enable the trustee to purchase in the open market, the number of shares of common stock which the Company would be required to deliver. The deferred compensation liability and the Company's shares are presented as offsetting amounts in the stockholders' equity section.

Voluntary Deferred Compensation Plan
------------------------------------
The Company has a Hampshire Group, Limited Deferred Voluntary Compensation Plan for Directors and Executives (the "Top Hat Plan"). Pursuant to the plan, key executives may elect to defer up to 20% of the total compensation in each year with said deferrals being invested in mutual funds external to the Company. In 1999, 1998 and 1997 the participants deferred $270,000, $430,000 and $547,000, respectively, with the resulting liability being included as deferred compensation in the accompanying consolidated balance sheets. To fund the deferred compensation liability, the Company has invested the amounts deferred by the executives in certain mutual funds which are presented as "Trading securities held in retirement trust" in the accompanying consolidated balance sheets. The market value of these mutual funds at December 31, 1999 and 1998, was $2,101,000 and $1,087,000, respectively, which equal the liability of the Company at the respective date. Since both the deferred liability and the related mutual funds are marked to market, there is no effect on net income.

Company Deferred Compensation Plan
----------------------------------
As a condition of their employment agreements, the Company contributes $100,000 annually to a deferred compensation plan on behalf of the Chief Executive Officer and $10,000 annually on behalf of the Chief Financial Officer. At the option of the executive, the cumulative amount may be invested in the Company, accruing interest at 110% of the Applicable Federal Long Term Interest Rate, or may be invested in other funds.

Note 14 - Retirement Savings Plan
---------------------------------
The Company has a Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan under which all employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors and was $297,000, $345,000 and $346,000 in 1999, 1998 and
1997, respectively. Such matching contributions vest fully over seven years of employment.

Note 15 - Related Party Transactions
------------------------------------
The Company leases certain buildings from an affiliated company. Ludwig Kuttner, Chief Executive Officer of the Company, and his wife together own approximately 18% of the voting stock of the affiliate. Rent expense under such leases was $216,000, $208,000 and $200,000 in 1999, 1998 and 1997, respectively. The
Company also leases certain buildings from a director of the Company, Peter Woodworth, his wife and certain of his relatives. Rent expense under such leases was $201,000, $179,000 and $162,000, respectively, for 1999, 1998 and 1997. The terms of these leases were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms.

Mr. Harvey L. Sperry, a director of the Company, is a partner in the law firm of Willkie Farr & Gallagher. The firm has served as legal counsel to the Company since 1977 and in such capacity was paid fees in the amount of $57,000, $128,000 and $38,000 during the years 1999, 1998 and 1997, respectively. Dr. Joel Goldberg, a director of the Company, is a principle in Career Consultants, Inc., which has provided human resource consulting services to the Company since 1997 and in such capacity was paid fees in the amount of $7,000, $18,000 and $5,000 during the years 1999, 1998 and 1997, respectively.

Oliver Kuttner, the son of the Chairman and Chief Executive Officer of the Company is managing certain renovations on the real estate owned by Hampshire Investments located in Charlottesville, Virginia. During 1999 and 1998, the Company paid Mr. Kuttner $20,000 and $10,000, respectively, and he will receive as additional, 30% of the net cash flow of the real property after Hampshire Investments has received a 10% return on its investment.

Note 16 - Discontinued Operations
---------------------------------
In 1998, the Board of Directors of the Company approved a formal plan to discontinue the operations and sell the assets of the Hosiery Division, which was engaged in the manufacture and sale of ladies' and children's hosiery and socks. Accordingly, the operating results of the Hosiery Division have been reflected as discontinued operations in the accompanying 1998 and 1997 consolidated statements of income.

On June 1, 1999, the Company sold the assets of its Hosiery Division, consisting principally of inventory and certain machinery and equipment, to a company controlled by the president and six other management employees of the Hosiery Division at the time of sale (the "Purchaser"). The $4,600,000 purchase price consisted of $500,000 cash; a $1,883,000 note bearing interest at 8.25% per annum, due January 2006 and secured by the machinery and equipment which was transferred ("8.25% Note"); a non-voting unit of the Purchaser in the amount of $275,000; the assumption by the Purchaser of current liabilities of the Company in the amount of $850,000 and a note of the Company in the amount of $1,092,000 and due July 1, 2002, for which the Company remains primarily liable. The Company also retains contingent liability with respect to note obligations of the Company in the amount of $1,092,000 which were assumed by the Purchaser as part of the purchase price.

The Company leased to the Purchaser two manufacturing plants for a period of three years on a triple net basis with annual rent of $126,000. At the end of the lease, the Purchaser has an option to purchase the plants for $840,000 or to extend the lease for three additional years at an increased annual rent. The Company also leased machinery and equipment located at the two plants for a period of four years at an annual rent of $324,000. The Purchaser has an option at the end of the lease to either renew the lease at fair market rental value or purchase the machinery and equipment at fair market value. Further, the Company has agreed to provide consulting services to the Purchaser for an annual fee of $100,000 for a three year period.

The Company has agreed with a financial institution which is providing working capital financing to the Purchaser, to subordinate its rights under the two leases and the 8.25% Note for a period of 120 days after notice of any default under the leases or the 8.25% Note which would otherwise permit the Company to terminate the leases or enforce the obligation of the Purchaser to pay the unpaid principal of the 8.25% Note. Through December 31, 1999, no event of default has occurred.

The difference between the book basis of the assets sold and the selling price has been established as a reserve against the 8.25% Note. No gain on the sale will be recognized until such time as the Note is collected and the Company has been relieved of its primary responsibilities under the $1,092,000 note assumed by the Purchaser.

Net sales for the Hosiery Division for the years ended December 31, 1998 and 1997 were $24,118,000 and $23,621,000, respectively. Operating results for 1998, restated on a discontinued operations basis was an operating loss of $214,000, which combined with the after-tax accrual of $500,000 for estimated loss on disposal of the Hosiery assets, amounts to $0.16 per share on a diluted basis. For the year 1997, the Hosiery Division produced a profit of $87,000, or $0.02 per share on a diluted basis.

Note 17 - Earnings Per Share
----------------------------
Set forth in the table below is a reconciliation by year of the numerator and the denominator of the basic and diluted earnings per share ("EPS")
computations.
For the Year 1997                       Numerator    Denominator    Per-Share
(in thousands, except per share data)    Income         Shares        Amount
-------------------------------------------------------------------------------
Net income                              $9,006
Less: Preferred stock dividends           (167)
-------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations       $8,919                      $2.27
Income from discontinued operations -
  net of $57 income taxes                   87                       0.02
                                       ----------------------------------------
Income available to common stockholders  9,006       3,856           2.29
Effect of dilutive securities:
    Convertible preferred stock            167         254          (0.11)
    Options/warrants                       -           355          (0.16)
-------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions              $8,839       4,465          $2.02
===============================================================================


For the Year 1998                       Numerator    Denominator    Per-Share
(in thousands, except per share data)    Income         Shares        Amount
-------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations       $5,727                       $1.39
Loss from discontinued operations -
  net of $127 income taxes                (214)                      (0.05)
Loss from disposal of discontinued
  operations - net of $294 income taxes   (500)                      (0.13)
                                       ----------------------------------------
Net income                               5,013        4,128           1.21
Effect of dilutive securities:
  Options/warrants                         -            315          (0.08)
-------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders $5,013        4,443          $1.13
===============================================================================

For the Year 1999                       Numerator    Denominator    Per-Share
(in thousands, except per share data)    Income         Shares        Amount
-------------------------------------------------------------------------------
Basic EPS:
Net income                              $5,196        4,100         $1.27
Effect of dilutive securities:
  Options/warrants                         -            157         (0.05)
-------------------------------------------------------------------------------
Diluted EPS:
Income available to common stockholders $5,196        4,257         $1.22
===============================================================================

Note 18 - Industry Segments and Geographical Areas
--------------------------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail-order businesses; therefore, it is impossible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property.

Industry Segment Data
Year Ended December 31,    (in thousands)       1999         1998        1997
-------------------------------------------------------------------------------
Net sales                   Apparel           $151,317   $168,688      $140,807
Rental revenue              Investments          2,005        507            43
                                             ----------------------------------
                                              $153,322   $169,195      $140,850
-------------------------------------------------------------------------------
Gross profit                Apparel           $ 29,700   $ 34,919      $ 33,081
                                                 19.6%      20.7%         23.5%
-------------------------------------------------------------------------------
Interest expense            Apparel           $   599     $ 1,262          $713
                            Investments           514          99           -
                            Corporate             854         335           111
                                             -----------------------------------
                                               $1,967     $ 1,696          $824
-------------------------------------------------------------------------------
Income from operations      Apparel            $8,685     $12,953       $14,731
                            Investments           318      (2,475)          (57)
                            Corporate          (3,134)     (2,523)       (2,706)
                                             -----------------------------------
                                               $5,869      $7,955       $11,968
-------------------------------------------------------------------------------
Income tax provision - net  Apparel            $2,453      $2,867        $3,298
                            Investments           286          96           (14)
                            Corporate          (1,839)     (1,686)         (835)
                                             -----------------------------------
                                                 $900      $1,277        $2,449
-------------------------------------------------------------------------------
Identifiable assets         Apparel          $ 52,212     $60,080       $49,778
                            Investments        24,213      15,505         8,290
                            Corporate          27,169      20,708        15,386
                                            -----------------------------------
                                              103,594      96,293        73,454
                            Discontinued
                              business          -           4,555         7,131
                                            -----------------------------------
                                             $103,594    $100,848       $80,585
-------------------------------------------------------------------------------
Capital expenditures        Apparel              $843      $3,084        $4,346
                            Investments            64           5           -
                            Corporate               8           5            54
                                            -----------------------------------
                                                 $915      $3,094        $4,400
-------------------------------------------------------------------------------
Depreciation and            Apparel            $4,091      $4,195        $3,459
  amortization              Investments           636         180            21
                            Corporate             241          22            28
                                            -----------------------------------
                                               $4,968      $4,397        $3,508
-------------------------------------------------------------------------------
Revenue by                  United States    $152,296    $169,086      $140,850
  geographic area           Russia                303          99          -
                            Europe                723          10          -
                                            -----------------------------------
                                             $153,322    $169,195      $140,850
-------------------------------------------------------------------------------
Long-lived assets excluding United States     $20,970     $19,464       $16,759
  long-term investments     Russia              2,766       2,086         2,461
                            Europe              2,951         806           -
                                            -----------------------------------
                                              $26,687     $22,356       $19,220
-------------------------------------------------------------------------------
Long-term investments       United States      $2,268      $1,909       $   837
                            Russia                131         131          -
                            Europe              2,138       3,198         2,214
                                            -----------------------------------
                                               $4,537      $5,238        $3,051
-------------------------------------------------------------------------------

Note 19 - Subsequent Event (unaudited)
-------------------------------------

During 1999, Hampshire Investments purchased two promissory notes in the aggregate principal amount of $775,000. The issuers have defaulted under the notes; and on March 30, 2000, the Chairman and Chief Executive Officer of the Company entered into an agreement to purchase the notes from Hampshire Investments for their aggregate principal amount.

HAMPSHIRE GROUP, LIMITED
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                              Balance at  Charged to           Other    Balance
                              beginning   sales and   Deduc-   Adjust-   at end
                               of year     expenses   tions     ments    of year
------------------------------------------------------------------------------
Year Ended December 31, 1997
----------------------------
  Allowance for doubtful
    accounts                    $  797     $  223    ($  204)      -     $  816
  Allowance for returns and
    adjustments                  2,050      3,925     (3,496)      -      2,479
-------------------------------------------------------------------------------
Year Ended December 31, 1998
----------------------------
  Allowance for doubtful
    accounts                    $  816    ($  351)(1)($   12)      -     $  453
  Allowance for returns and
    adjustments                  2,479      4,296     (3,556)      -      3,219
-------------------------------------------------------------------------------
Year Ended December 31, 1999
----------------------------
  Allowance for doubtful
    accounts                    $  453     $   81    ($   99)  ($ 100)(2)$  335
  Allowance for returns and
    adjustments                  3,219      7,313     (5,543)    (250)(2) 4,739
-------------------------------------------------------------------------------

(1) Negative provision for doubtful accounts resulted from change in estimate for the Hosiery and Mary Jane Marcasiano Divisions.
(2) Elimination of reserves of the Hosiery Division.

SCHEDULE III
1 of 2

HAMPSHIRE GROUP, LIMITED
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)
December 31, 1999
                                                                Cost Capitalized
                                                                   Subsequent
                                            Initial Cost          to Acquisition
                                    ---------------------------- ---------------
                            Encum-                     Land and      Building
 Properties                 brances  Land   Buildings  Buildings   Improvements
--------------------------------------------------------------------------------
UNITED STATES
-------------
Amity Mall-Shopping Center
 Amityville, New York      $  557   $ 187    $  664     $  851      $    69
Commercial Building
 Charlottesville, Virginia    -       285       397        682        1,503
Hidden Creek Development
 Blanco, Texas                -       999        -         999          167
Merrick Properties
 Huntingdon, New York       1,572     620     1,500      2,120           54
PA Properties
 Washington, D.C.           2,200     764     1,687      2,451          150
Teall Properties
 Syracuse, New York         1,188     585     1,076      1,661            2
Manufacturing Plant
 Spruce Pine, North Carolina  -        83     2,189      2,272            -
Office Building
 West Palm Beach, Florida     243     135       301        436           11
-------------------------------------------------------------------------------
 Total United States
  Real Property             5,760   3,658     7,814     11,472        1,956
-------------------------------------------------------------------------------
St Petersburg, Russia
---------------------
Bolshaya Knonushennaya
  No. 15, Apt. No. 2          -       -         152        152          190
Nevsky 64, Apt. No. 43        -       -         330        330          237
Nevsky 43, Apt. No. 1         -       -         255        255          274
Nevsky 11, Apt. No. 6         -       -         182        182          145
Millionnaya 29                -       -         210        210          183
Nevsky 23, Apt. No. 4         -       -         155        155          152
Nevsky 11, Apt. No. 6         -       -         182        182          150
Nevsky 23, Apt. No. 20        -       -         203        203          228
Nevsky 64, Apt. No. 39        -       -         130        130           99
Nevsky 11, Apt. No. 8         -       -         160        160          145
Nevsky 13, Apt. No. 9         -       -         101        101           88
Millonaya 11, Embankment      -       -         175        175          112
Millonaya 29, Flat No. 5      -       -         200        200            3
Nevsky 64, Apt. No. 42        -       -          60         60           70
Millionnaya 29                -       -         168        168           -
-------------------------------------------------------------------------------
 Total Russian Real Property  -       -       2,663      2,663        2,076
 Real Property Write-Down     -       -         -          -             -
-------------------------------------------------------------------------------
 Net Russian Real Property    -       -       2,663      2,663        2,076
-------------------------------------------------------------------------------

HAMPSHIRE GROUP, LIMITED REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
(in thousands)
December 31, 1999

                                   Gross Amount at Which
                                  Carried at End of Period
                               -------------------------------
                                        Building
                                           and                   Accumulated
 Properties                     Land   Improvements     Total    Depreciation
--------------------------------------------------------------------------------
UNITED STATES
-------------
Amity Mall-Shopping Center
 Amityville, New York          $  187     $  733       $  920       $  102
Commercial Building
 Charlottesville, Virginia        285      1,900        2,185          (66)
Hidden Creek Development
 Blanco, Texas                  1,166        -          1,166           -
Merrick Properties
 Huntingdon, New York             620      1,554        2,174          (25)
PA Properties
 Washington, D.C.                 764      1,837        2,601         (153)
Teall Properties
 Syracuse, New York               585      1,078        1,663          (48)
Manufacturing Plant
 Spruce Pine, North Carolina       83      2,189        2,272       (2,074)
Office Building
 West Palm Beach, Florida         135        312          447          (38)
-------------------------------------------------------------------------------
 Total United States
  Real Property                 3,825      9,603       13,428       (2,506)
-------------------------------------------------------------------------------
St Petersburg, Russia
---------------------
Bolshaya Knonushennaya
  No. 15, Apt. No. 2              -          342          342           (3)
Nevsky 64, Apt. No. 43            -          567          567          (22)
Nevsky 43, Apt. No. 1             -          529          529          (34)
Nevsky 11, Apt. No. 6             -          327          327          (21)
Millionnaya 29                    -          393          393          (19)
Nevsky 23, Apt. No. 4             -          307          307          (12)
Nevsky 11, Apt. No. 6             -          332          332          (22)
Nevsky 23, Apt. No. 20            -          431          431          (17)
Nevsky 64, Apt. No. 39            -          229          229           (9)
Nevsky 11, Apt. No. 8             -          305          305           (3)
Nevsky 13, Apt. No. 9             -          189          189           (4)
Millonaya 11, Embankment          -          287          287           -
Millonaya 29, Flat No. 5          -          203          203           -
Nevsky 64, Apt. No. 42            -          130          130           -
Millionnaya 29                    -          168          168           -
-------------------------------------------------------------------------------
 Total Russian Real Property      -        4,739        4,739         (166)
 Real Property Write-Down         -       (1,850)      (1,850)          -
-------------------------------------------------------------------------------
 Net Russian Real Property        -        2,889        2,889         (166)
-------------------------------------------------------------------------------

SCHEDULE III
2 of 2
(continued)
HAMPSHIRE GROUP, LIMITED
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)
December 31, 1999
                                                                Cost Capitalized
                                                                   Subsequent
                                           Initial Cost           to Acquisition
                                   ----------------------------  ---------------
                           Encum                      Land and      Building
 Properties                brances  Land   Buildings  Buildings    Improvements
--------------------------------------------------------------------------------
BUCHAREST, ROMANIA
------------------
Jean Texier Street,
  No. 7, Apt. No. 1         -         -      174         174            -
Nicolae Balcescu Blvd.
  No. 5, Apt. No. 32        -         -       47          47            -
Nicolae Balcescu Blvd.
  No. 5, Apt. No. 35        -         -       88          88            -
Television Blvd.
  Apt. No. 1                -         -       73          73           23
Urban District 1,
  Str. Naum Rimniceanu nr.
  2-4, B1.5 Apt No. 7       -         -       32          32            9
Urban District 1,
  Calea Dorobantitor nr.
  134-138, sc. A Apt No. 4  -         -       26          26           16
-------------------------------------------------------------------------------
  Total Romanian
    Real Property           -         -      440         440           48
-------------------------------------------------------------------------------
PRAGUE, Czech Republic
----------------------
Office Building, No. 1,
  Husinecka Praha          894        -    1,456       1,456            -
Office Building, No. 2,
  Belgicka Praha           879        -    1,139       1,139            -
-------------------------------------------------------------------------------
  Total Czech Republic
    Real Property        1,773        -    2,595       2,595            -
-------------------------------------------------------------------------------
                        $7,533   $3,658  $13,512     $17,170       $4,080
-------------------------------------------------------------------------------

                                   Gross Amount at Which
                                  Carried at End of Period
                               -------------------------------
                                        Building
                                           and                   Accumulated
 Properties                     Land   Improvements     Total    Depreciation
--------------------------------------------------------------------------------
BUCHAREST, ROMANIA
------------------
Jean Texier Street,
  No. 7, Apt. No. 1             -         174          174          (14)
Nicolae Balcescu Blvd.
  No. 5, Apt. No. 32            -          47           47           (4)
Nicolae Balcescu Blvd.
  No. 5, Apt. No. 35            -          88           88           (7)
Television Blvd.
  Apt. No. 1                    -          96           96           (7)
Urban District 1,
  Str. Naum Rimniceanu nr.
  2-4, B1.5 Apt No. 7           -          41           41           (1)
Urban District 1,
  Calea Dorobantitor nr.
  134-138, sc. A Apt No. 4      -          42           42            -
-------------------------------------------------------------------------------
  Total Romanian
    Real Property               -         488          488          (33)
-------------------------------------------------------------------------------
PRAGUE, Czech Republic
----------------------
Office Building, No. 1,
  Husinecka Praha               -       1,456        1,456         (121)
Office Building, No. 2,
  Belgicka Praha                -       1,139        1,139          (36)
-------------------------------------------------------------------------------
  Total Czech Republic
    Real Property               -       2,595        2,595         (157)
-------------------------------------------------------------------------------
                            $3,825    $15,575      $19,400      ($2,862)
-------------------------------------------------------------------------------

HAMPSHIRE GROUP, LIMITED
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Base Building           15 years
Improvements            Over remaining useful lives of the building

The aggregate cost for income tax purposes was approximately $21,250 at December 31, 1999.

The changes in total real estate assets and accumulated depreciation for the period ending December 31, 1999 are as follows:

Total Real Estate Assets
-------------------------
Balance, beginning of period           $8,880
Acquisitions                            6,419
Additions and improvements              1,829
Hosiery real estate reclassification   (1,850)
-----------------------------------------------
Balance, end of period                $19,400
===============================================


Accumulated Depreciation
------------------------
Balance, beginning of period          ($  201)
Depreciation                             (607)
Hosiery real estate reclassification   (2,054)
-----------------------------------------------
Balance, end of period                ($2,862)
===============================================

Quarterly Financial and Stock Data (unaudited)
(in thousands, except per share data and stock prices)
                                                                        Annual
In 1998 Quarter Ended           Mar. 28  Jun. 27  Sept. 26     Dec. 31   Total
-------------------------------------------------------------------------------
Net sales previously reported   $26,180   $28,599   $60,215   $77,812  $192,806
Less sales of discontinued
  operations                     (4,487)   (5,358)   (6,288)   (7,985)  (24,118)
                              -------------------------------------------------
  Net sales of continuing
    operations                   21,693    23,241    53,927    69,827   168,688
-------------------------------------------------------------------------------
Gross profit previously reported  4,423     5,067    12,136    16,607    38,233
Less gross profit of discontinued
  operations                       (404)     (678)     (874)   (1,358)   (3,314)
                              -------------------------------------------------
  Gross profit of continuing
    operations                    4,019     4,389    11,262    15,249    34,919
-------------------------------------------------------------------------------
Operating income (loss)
  previously reported            (1,465)     (848)    2,270     8,166     8,123
Income (loss) of discontinued
  operations                        350        87       (90)     (515)     (168)
                              -------------------------------------------------
Operating income (loss) of
  continuing operations          (1,115)     (761)    2,180     7,651     7,955
-------------------------------------------------------------------------------
Income (loss) of continuing
  operations                    ($  878)    ($668)   $  704    $6,569    $5,727
Net income (loss) applicable
  to common stock                (1,158)     (800)      663     6,308     5,013
-------------------------------------------------------------------------------
Income (loss) of
    continuing      - Basic      ($0.21)   ($0.16)    $0.18     $1.59     $1.39
                              -------------------------------------------------
    operations      - Diluted     (0.21)    (0.16)     0.16      1.50      1.29
-------------------------------------------------------------------------------
Net income (loss) per common
  share             - Basic      ($0.28)   ($0.19)    $0.16     $1.52     $1.21
                              -------------------------------------------------
                    - Diluted     (0.28)    (0.19)     0.15      1.44      1.13
-------------------------------------------------------------------------------
Common stock price:   High       $19.00    $20.38    $18.25    $13.25    $20.38
                              -------------------------------------------------
                      Low         18.50     20.38     18.12     10.00     10.00
-------------------------------------------------------------------------------
                                                                         Annual
In 1999 Quarter Ended            Apr. 3     Jul. 3    Oct. 2   Dec. 31   Total
-------------------------------------------------------------------------------
Net sales                       $20,392   $19,184   $54,425   $57,316  $151,317
Gross profit                      4,093     3,212    11,039    11,356    29,700
Operating income (loss)          (1,082)   (1,413)    4,848     3,516     5,869
-------------------------------------------------------------------------------
Net income (loss) applicable
  to common stock                 ($940)  ($1,373)   $3,811    $3,698    $5,196
-------------------------------------------------------------------------------
Net income (loss) per
  common share       - Basic     ($0.22)   ($0.34)    $0.94     $0.91     $1.27
                               ------------------------------------------------
                     - Diluted    (0.22)    (0.34)     0.90      0.89      1.22
-------------------------------------------------------------------------------
Common stock price:    High      $13.00    $13.00    $14.25    $11.50    $14.25
                       Low         7.75      5.00      8.75      7.62      5.00
-------------------------------------------------------------------------------

                            HAMPSHIRE GROUP, LIMITED
                               1999 EXHIBIT INDEX

Exhibit No.                         Description
-----------      ----------------------------------------------------------
(3)(B)(6)        Merger Agreement between Hampshire Designers, Inc. and
                 Segue (America) Limited dated December 30, 1999
(10)(H)(3)       Third Amendment to Credit Agreement and Guarantee between
                 Hampshire Group, Limited and The Chase Manhattan Bank,
                 Republic National Bank of New York and NationsBank N.A.
                 dated June 22, 1999
(10)(J)(7)       Lease Agreement between Hampshire Designers, Inc. and Peter
                 Woodworth and Joyce Woodworth for the Winona, Minnesota
                 Distribution Center dated June 15, 1999.
(10)(T)(1)       Amendment to Credit Agreement between MTB  Bank and
                 Segue (America) Limited dated July 14, 1999
(21)             Subsidiaries of the Company
(23)             Consent of Deloitte & Touche LLP
(27)             Financial Data Schedule