Form 10-Q
period 2000-04-01
HAMPSHIRE GROUP LTD
filed 2000-05-12
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended April 1, 2000.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the transition period from ______ to _______.


                          Commission File No. 000-20201


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of Each Class                     Number of Shares Outstanding
          Of Securities                             As of May 5, 2000
  ------------------------------              -----------------------------
  Common Stock,  $0.10 Par Value                        4,117,007

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                 April 1, 2000


PART I - FINANCIAL INFORMATION                                           Page

 Item 1 -  Financial Statements

           Unaudited Consolidated Balance Sheets as of April 1, 2000,
           April 3, 1999 and audited December 31, 1999                      3

           Unaudited Consolidated Statements of Operations for the Three
           Month Periods Ended April 1, 2000 and April 3, 1999              5

           Unaudited Consolidated Statements of Comprehensive Loss
           for the Three Month Periods Ended April 1, 2000 and
           April 3, 1999                                                    6

           Unaudited Consolidated Statements of Cash Flows for the
           Three Month Periods Ended April 1, 2000 and April 3, 1999        7

           Notes to Unaudited Consolidated Financial Statements             8


    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk    14


PART II - OTHER INFORMATION

    Item 1 -  Legal Proceedings                                            15

    Item 4 -  Submission of Matters to a Vote of Security Holders          15

    Item 6 -  Exhibits and Reports on Form 8-K                             15

    Signature Page                                                         16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS
                                                  April 1,    April 3,  Dec. 31,
                                                    2000        1999      1999*
                                                  ------------------------------
Current assets:
     Cash and cash equivalents ................   $ 20,053   $  7,116   $ 23,831
     Available-for-sale securities ............        253        456        207
     Accounts receivable trade - net ..........      9,876     17,029     16,732
     Other accounts receivable ................      1,795      4,202      2,294
     Inventories ..............................     22,533     27,899     17,400
     Deferred tax asset .......................      4,185      4,066      4,202
     Hosiery assets held for sale - net .......       --          774       --
     Other current assets .....................        430        705        704
                                                  ------------------------------
         Total current assets ................      59,125     62,247     65,370

Property, plant and equipment - net ...........      9,361     12,956     10,149
Real property investments - net ...............     17,512      9,012     16,538
Long-term investments - net ...................      4,890      5,502      4,537
Trading securities held in retirement trust ...      2,342      1,270      2,101
Deferred tax asset ............................      1,969      2,416      1,969
Intangible assets - net .......................      2,435      3,290      2,553
Other assets ..................................        796        133        377
                                                  ------------------------------
         Total assets .........................   $ 98,430   $ 96,826   $103,594
                                                  ==============================

* Derived from the December 31, 1999 audited consolidated balance sheet.


(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  April 1,    April 3,  Dec. 31,
                                                    2000        1999      1999*
                                                  ------------------------------
Current liabilities:
  Current portion of long-term debt ........    $ 1,088    $ 1,590    $ 1,418
  Accounts payable .........................      3,074      5,335      3,787
  Accrued expenses and other liabilities ...      2,805      5,539      4,024
                                                -------------------------------
    Total current liabilities ..............      6,967     12,464      9,229

Long-term debt .............................     23,701     20,390     24,170
Deferred compensation ......................      2,435      1,943      2,869
                                                -------------------------------
    Total liabilities ......................     33,103     34,797     36,268
                                                -------------------------------

Commitments and Contingencies

Stockholders' equity:
  Common stock .............................        418        425        418
  Additional paid-in capital ...............     27,762     28,276     27,762
  Retained earnings ........................     38,221     34,558     40,182
  Accumulated other comprehensive loss .....       (395)      (289)      (334)
  Treasury stock ...........................       (679)      (941)      (702)
                                               --------------------------------
     Total stockholders' equity ............     65,327     62,029     67,326
                                               --------------------------------
     Total liabilities and stockholders'
        equity .............................    $98,430    $96,826   $103,594
                                               ================================

* Derived from the December 31, 1999 audited consolidated balance sheet.


(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                             Three Month Periods Ended
                                              April 1,       April 3,
                                                2000            1999
                                             ------------------------------
Net sales ...........................          $14,580         $20,392
Cost of goods sold ..................           12,219          16,299
                                             ------------------------------
    Gross profit ....................            2,361           4,093
Rental revenue ......................              574             168
                                             ------------------------------
                                                 2,935           4,261
Selling, general and
    administrative expenses.........             5,770           5,343
                                             ------------------------------
Loss from operations ................           (2,835)         (1,082)
Other income (expense):
    Interest expense ................             (478)           (305)
    Interest income .................              377             153
    Other ...........................              475             119
                                             ------------------------------
Loss before income taxes ............           (2,461)         (1,115)
Benefit from income taxes ...........              500             175
                                             ------------------------------
Net loss ............................         ($ 1,961)        ($  940)
                                             ==============================
-------------------------------------------------------------------------------

Net loss per share ..................           ($0.48)         ($0.22)
                                             ==============================
Weighted average number
  of shares outstanding..............            4,115           4,182
                                             ==============================
-------------------------------------------------------------------------------

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                                 Three Month Periods Ended
                                                 April 1,       April 3,
                                                   2000            1999
                                                ---------------------------

Net loss ....................................          ($1,961)         ($ 940)
Other comprehensive income (loss):
   Foreign currency translation adjustment ..              (91)            --
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) on
         securities arising during periods...   $ 47            ($152)
      Reclassification adjustment for amounts
         included in net income                   --               (9)
                                                ------          ------
      Other comprehensive gain (loss) on
         securities..........................     47             (161)
      Income tax benefit (expense) on
         securities .........................    (17)              60
                                                ------          ------

Unrealized gains (losses) on securities -
  net of tax.................................               30            (101)
                                                        ------          ------
Comprehensive (loss) ........................          ($2,022)        ($1,041)
                                                        ======          ======

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                      Three Month Periods Ended
                                                   April 1, 2000   April 3, 1999
                                                   -----------------------------

Cash flows from operating activities:
  Net loss                                             ($ 1,961)     ($  940)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization .............           1,151        1,092
    Loss on sales of property and equipment ...             --             1
    Gain on sales of available-for-sale securities          --            (9)
    Deferred compensation costs for executive
      officers ................................              40           34
  Net change in operating assets and liabilities,
      net of effects of acquired or disposed
      companies:
    Receivables ................................          7,005        5,148
    Inventories ................................         (5,133)      (7,110)
    Accounts payable ...........................           (713)        (437)
    Accrued expenses and other liabilities .....         (1,166)      (1,992)
    Other assets ...............................            278         (108)
                                                     -------------------------
    Net cash used in continuing operations .....           (499)      (4,321)
    Net cash provided by discontinued operations           --            451
                                                     -------------------------
    Net cash used in operating activities ......           (499)      (3,870)
                                                     -------------------------
Cash flows from investing activities:
  Capital expenditures..........................            (70)        (368)
  Proceeds from sales of  property and equipment             13            2
  Purchases of available-for-sale securities ...           --            (93)
  Proceeds from sales of available-for-sale
    securities .................................           --             34
  Purchase of real property and other investments        (1,596)        (660)
  Loans and advances to investees ..............           (899)        (935)
  Repayments of loans and advances by investees.             51         --
                                                     -------------------------
    Net cash used in investing activities ......         (2,501)      (2,020)
                                                     -------------------------
Cash flows from financing activities:
  Repayment of long-term debt ..................           (799)        (545)
  Payments of deferred compensation to executive
    officers .............................                   (2)          (2)
  Proceeds from issuance of treasury stock .....             23           43
  Purchases of treasury stock ..................           --           (376)
                                                     -------------------------
    Net cash used in financing activities ......           (778)        (880)
                                                     -------------------------
Net decrease in cash and cash equivalents ......         (3,778)      (6,770)
Cash and cash equivalents - beginning of
   period.......................................         23,831       13,886
                                                     -------------------------
Cash and cash equivalents - end of period.......        $20,053      $ 7,116
                                                     =========================
-------------------------------------------------------------------------------
Supplementary cash flow information:
Cash paid during the period for:
   Interest.....................................           $198         $668
   Income taxes.................................           $ 87        ($600)
Sale of investments to related party, settled by
  forgiveness of certain liabilites owed by the
  Company.......................................            775         --

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The consolidated financial statements are unaudited and include the accounts of Hampshire Group, Limited and its subsidiaries, substantially all of which are wholly-owned (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year.

NOTE 2.  INVENTORIES
--------------------
A summary of inventories by component is as follows:
-------------------------------------------------------------------------------
                                                  (in thousands)
                                April 1, 2000    April 3, 1999    Dec. 31, 1999
                                -------------    -------------    -------------
Finished goods                      $18,265          $22,195          $14,072
Work-in-progress                      2,310            3,898            2,503
Raw materials and supplies            3,648            3,745            2,626
                                -------------    -------------    -------------
                                     24,223           29,838           19,201
  Less - LIFO reserve                (1,690)          (1,939)          (1,801)
                                -------------    -------------    -------------
  Net inventories                   $22,533          $27,899          $17,400
                                =============    =============    =============
-------------------------------------------------------------------------------

NOTE 3.  TRADING ASSETS HELD IN RETIREMENT TRUST
------------------------------------------------
Under a plan adopted by the Company in 1997, senior executives are permitted to defer annually a portion of their compensation. These deferrals are invested in certain mutual funds that have been classified as trading securities, classified as a long-term asset, in equal amount to the related long- term deferred compensation liability.

NOTE 4.  CREDIT FACILITIES
--------------------------
The Company has a revolving credit facility (the "Revolving Credit Agreement") with three participating commercial banks. The credit facility consists of a $55 million combined line of credit and letter of credit facility through May 24, 2000, which the Company is currently in the process of re-negotiating. Advances under the facility are limited to the lesser of: (1) $55 million, or (2) the sum of (a) 85% of the eligible accounts receivable, and (b) a seasonal adjustment, based on inventory levels, of up to $12 million from March 1 to October 31.

Advances under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries, excluding certain factored trade accounts receivable. In addition, letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. The Company has pledged as collateral the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. The Revolving Credit Agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, defined as Hampshire Designers, Inc. and its subsidiaries. At April 1, 2000, the Company had approximately $21.7 million available under this facility, however no amounts were outstanding as of this date.

The Company has other credit facilities, which in the aggregate allow the Company to borrow up to $4.5 million. As of April 1, 2000 there were no amounts outstanding against these lines. Additionally, the Company has available credit facilities restricted in use for international letters of credit in the amount of $8.5 million.

NOTE 5.  SENIOR NOTES
---------------------
In June 1998, the Company sold senior notes (the "Senior Notes") in the principal amount of $15 million to two insurance companies. The Senior Notes, which bear interest at a rate of 7.05% per annum, are payable in equal annual installments beginning January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facilities. The Senior Notes agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, defined as Hampshire Designers, Inc. and its subsidiaries.

NOTE 6.  RECENT ACCOUNTING STANDARDS
------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 137 delayed implementation of the statement and as a result, it will not become effective for the Company until January 1, 2001. Management of the Company has not yet evaluated the effects of SFAS 133 on the Company's financial position, results of operations or cash flows.

NOTE 7.  SUBSEQUENT EVENTS
--------------------------

On April 28, 2000 (the "Closing Date"), Hampshire Group, Limited (the "Company") concluded a transaction whereby it sold all of its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation ("Glamourette/OG"), with its principal executive offices at Guaynabo, Puerto Rico. Glamourette/OG is a subsidiary of Olympic Mills Corporation, a Delaware corporation ("Olympic Mills"), both of which are unrelated to the Company.

The assets sold include the sweater manufacturing facilities of the Company's subsidiary Glamourette Fashion Mills, Inc., located in Quebradillas, Puerto Rico and the machinery and equipment of its subsidiaries San Francisco Knitworks, Inc., located in San Francisco, California; and two plants owned by Hampshire Designers, Inc., Natalie Knitting Mills, located in Chilhowie, Virginia and Winona Knitting Mills, located in Winona, Minnesota; and certain of the machinery and equipment on consignment to a contract manufacturer located in Mexico. In addition to the machinery and equipment, assets sold include the inventories, other than finished goods, and certain other assets of the respective operations.

The sales price for the machinery and equipment was $10,460,500 consisting of $4,000,000 cash and a promissory note in the amount of $6,460,500, bearing interest at 8.75% per annum and due April 28, 2005 (the 8.75% Note"). The 8.75%
Note is payable by a deduction of $0.67 per sweater pur- chased from Glamourette/OG or is payable in cash and is partially collateralized by the machinery and equipment which was sold pursuant thereto and by the pledge of the common stock of Glamourete/OG, Inc. Approximately $750,000 of the proceeds was used to pay off loans out- standing against the machinery and equipment sold.

In order to avoid interruption of supply, Glamourette/OG took possession of only the Puerto Rico facility on the Closing Date. The Asset Purchase Agreement provides that the Company will continue to operate the three domestic manufacturing facilities for a period of up to ten months. During the transition period, the Company will continue to pay all related operating expenses and as compensation for the use of the machinery and equipment, will credit the 8.75% Note $0.67 per sweater manufactured in the facilities.

The inventories in Puerto Rico on the Closing Date, including work in process, raw materials and supplies totaling $2,321,500, were transferred to Glamourette/OG at standard cost and were paid 50% in cash and the balance to be paid by deduction of 50% of purchase price of sweaters shipped to the Company in May and June, 2000, after deduction of the $0.67 to be applied as a reduction of the 8.75% Note.

Concurrently, the Company purchased a 1% equity interest in Glamourette/OG, Inc. for $40,000, which purchase price was paid in full by an offset against the balance of the 8.75% Note. The Company has an option to put its 1% interest at anytime to Olympic Mills at cost and Olympic Mills has a right to purchase the Company's 1% interest at cost at any time after the 8.75% Note is paid in full.


NOTE 8.  INDUSTRY SEGMENTS AND DATA BY GEOGRAPHICAL AREAS
---------------------------------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America including major department stores, specialty retail stores and catalog companies. Although the Company sells sweaters throughout the year, the sweater business is highly seasonal, with approximately 75% of sales occurring in the third and fourth quarters. The Investments segment makes investments both domestically and internationally, principally in real property.


Industry Segment Data
                                                   Three Month Periods Ended
                                                 April 1, 2000   April 3, 1999
                                                 ------------------------------
Net sales                     Apparel              $14,580         $20,392
Rental revenue                Investments              574             168
                                                  -----------------------------
                                                   $15,154         $20,560
-------------------------------------------------------------------------------
Gross profit                  Apparel              $ 2,361          $4,093
  (as percent of net sales)                          16.2%           20.1%
-------------------------------------------------------------------------------
Interest expense              Apparel                 $ 42            $ 69
                              Investments              148              47
                              Corporate                288             189
                                                  -----------------------------
                                                      $478            $305
-------------------------------------------------------------------------------
Income (loss) from operations Apparel              ($2,311)          ($597)
                              Investments              162              72
                              Corporate               (686)           (557)
                                                  -----------------------------
                                                   ($2,835)        ($1,082)
-------------------------------------------------------------------------------
Total identifiable assets     Apparel              $45,009         $61,745
                              Investments           25,020          17,024
                              Corporate             28,402          13,525
                                                  -----------------------------
                                                   $98,430         $92,294
                              Discontinued
                               business               --             4,532
                                                  -----------------------------
                                                   $98,430         $96,826
-------------------------------------------------------------------------------
Capital expenditures          Apparel                  $66            $364
                              Corporate                  4               4
                                                  -----------------------------
                                                       $70            $368
-------------------------------------------------------------------------------
Depreciation and amortization Apparel                 $919          $1,023
                              Investments              183              63
                              Corporate                 49               6
                                                  -----------------------------
                                                    $1,151           $1,092
-------------------------------------------------------------------------------
Revenue by geographic area    United States        $14,901          $20,539
                              Russia                    86               21
                              Europe                   167             --
                                                   ----------------------------
                                                   $15,154          $20,560
-------------------------------------------------------------------------------
Long-lived assets             United States        $21,265          $18,885
                              Russia                 2,897            2,381
                              Europe                 2,711              702
                                                   ----------------------------
                                                   $26,873          $21,968
-------------------------------------------------------------------------------
Long-term investments - net   United States         $2,621           $2,147
                              Russia                   131              131
                              Europe                 2,138            3,224
                                                   ----------------------------
                                                    $4,890           $5,502
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking information and statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding the results of operations. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements which are made only as of the date hereof.

RESULTS OF OPERATIONS

Three months ended April 1, 2000 and April 3, 1999
--------------------------------------------------
Consolidated net sales of the Company for the three month period ended April 1, 2000, were $14,580,000 compared with $20,392,000 for the same period in 1999. Of the 28.5% decrease, 21.2% resulted from reduced volume and 7.3% from lower prices in a very competitive market. Influencing the decrease in volume, in all lines of our sweater business, is the continuing shift of shipments of sweaters to our customers in the third and fourth quarters. This concentration of shipments in the second half of the year is due to the retailers' efforts to have all of their suppliers in the "Quick Response" mode to maximize sales with a quick inventory turn. Also, significantly impacting the amount of net sales was the unusually warm winter experienced throughout the country. This led to a very soft market and low demand for the Spring sweater season, experienced equally across the Company in both the men's and women's lines. The final primary factor contributing to the decline in sales during the first quarter of 2000 was the decision by the Company not to pursue branded knit shirt business for the Spring season. This decision was based on the limited success due to delivery problems and low margin experienced by the Company in the preceding year.

Revenues of Hampshire Investments, Limited were $574,000 for the first quarter of 2000, an increase of 242% from the $168,000 in revenues reported for the first three month period of 1999. The increase resulted from additional property acquisitions made after the first quarter of 1999 and the larger percentage of the real estate units being renovated and leased in 2000, compared with the same time period for 1999.

Gross margin for the Company's Apparel segment for the first quarter of 2000 was 16.2% percent of net sales, off 3.9 percentage points from the gross margin achieved in the prior year for the same time period. The unusually low demand for spring sweater products led to even more price pressure in an already very competitive market, significantly reducing achieved margin. With lower volume, the gross margin also deteriorated from the continued needs and costs related to maintaining work flow in the Company's manufacturing facilities.

Selling, general and administrative expenses ("SG&A") for the Apparel segment of the Company were $4,672,000 in 2000 compared with $4,690,000 in 1999. Variable selling and shipping expenses were down due to the reduced sales volume. The fixed general and administrative expenses and the increased expenses in the Brands Division, related primarily to the launching of the Dockers line, accounted for the 9 percentage points increase, as a percentage of net sales, to 32% for the first quarter of 2000, compared to 23% for the same period last year.

SG&A expenses for the corporate office for the first quarter of 2000 were $686,000 compared to $557,000 for the same quarter in 1999, an increase of $129,000. In the first quarter of 1999, the Company recognized an expense for the unrealized gain on the market value of securities held in the Company's Deferred Compensation Plan in the amount of $62,000. For the same period in 2000, the Company reported an expense of $219,000, an increase of $157,000 from the preceding year. An offsetting entry was reported as miscellaneous income for both time periods, in the respective amounts, accounting for a significant portion of the increase in miscellaneous income.

Income from operations for Hampshire Investments was $162,000 in the first quarter of 2000, compared with $72,000 for the same period in 1999. SG&A expenses in the Investment segment were $412,000 and $96,000, for the first quarters of 2000 and 1999, respectively. The increase resulted primarily from additional operating expenses for acquired property and depreciation expense. Depreciation in the first quarter of 2000 was $183,000, compared to $63,000 for the same period in 1999.

Other income for the first quarter of 2000 was $475,000, compared to $119,000 for the first quarter of 1999. Other income for the first quarter of 2000 consisted primarily of the gains on market value of securities held in the Company's Deferred Compensation Plan as indicated above, and income received and recognized from the building and equipment leases to Vision Legwear, LLC, which was not sold until June 1, 1999.

For the first quarter of 2000, the Company has reported a net loss of $1,961,000, compared with a $940,000 net loss for the first quarter of 1999. The loss was ($0.48) per share in the first quarter of 2000 and ($0.22) per share for the same period in 1999.

SEASONALITY
-----------
Approximately 75% of the Company's sweater sales occur in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The liquidity and capital requirements of the Company relate to funding working capital for current operations, principally to fund the buildup in inventories and accounts receivable, which reach their maximum seasonal requirements in the third quarter, servicing long-term debt and funding the investments of Hampshire Investments. The primary resources to meet the liquidity and capital requirements include funds generated by operations and borrowings under the Company's revolving credit facilities and long-term notes.

Net cash used in operations for the three month period ended April 1, 2000 totaled $499,000, which was primarily for the build-up of inventory for planned shipments later in the year. Capital expenditures for the first quarter of 2000 were $70,000, as compared to an annual budget of $650,000.

The Company, through its investment subsidiary, Hampshire Investments, Limited, makes investments in assets unrelated to the Company's sweater business, for the intended purpose of diversifying the earnings base of the Company. During the first quarter of 2000 the Company, through Hampshire Investments, made $1,596,000 of additional investments in such assets.

The Company is in the process of renewing its principal credit line which is shared with three commercial banks. The credit facility consists of a $55 million line of credit and letter of credit facility. Advances under the line of credit are limited to the lesser of: (1) $55 million; or (2) the sum of 85% of the eligible accounts receivable and a seasonal adjustment of $12 million during the period from March 1 to October 31. The facility is subject to renegotiation on or before May 24, 2000. The Company expects to renew or replace the current facility prior to its expiration with similar terms and conditions. At April 1, 2000, there were no amounts outstanding under this line of credit facility. As of May 11, 2000, the Company had approximately $21.7 million available under this line of credit.

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

The Company has other credit facilities, which in the aggregate allow the Company to borrow up to $4.5 million. As of April 1, 2000 there were no amounts outstanding against these lines. Additionally, the Company has available credit facilities restricted in use for international letters of credit in the amount of $8.5 million.

During 1998, the Company sold $15 million of 7.05% long-term notes to two insurance companies (the "Senior Notes") with repayment terms of seven equal annual installments commencing January 2002. Interest is payable semi-annually and the loan is collateralized pari passu with the Company's revolving credit facility.

The Company's credit facility and Senior Notes contain certain covenants which require certain financial performance, including minimum net worth and specified current ratio and fixed charge coverage ratios, and which restrict the sale of assets and certain payments, including dividends and investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The long term debt of the Company is at fixed interest rates which were at market when the debt was issued, but are primarily below market at April 1, 2000. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution. As of April 1, 2000 there was no short-term indebtedness.

In purchasing sweaters from foreign manufacturers, the Company uses letters of credit which require the payment of dollars upon receipt of bills of lading for the sweaters. Prices are fixed at the time the letters of credit are issued.

With the exception of its 70% owned subsidiary, Hampshire Praha in the Czech Republic, the Company does not issue or own foreign indebtedness. Hampshire Investments either purchases foreign-based assets with dollars or with foreign currency purchased with dollars. Real properties which are owned by Hampshire Investments and which are located outside the United States are leased for dollars and not in a foreign currency. The primary market risk which Hampshire Investments has with respect to foreign currencies is the impact that fluctuations in such currencies have on the businesses of the lessees of such real property and on the foreign- based businesses and the foreign based funds in which Hampshire Investments owns equity securities.

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

                           PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation, to which it is a party, will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

Item 2 and 3 are not applicable and have been omitted.

Item 4 - Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended April 1, 2000.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

    a)  Exhibits

           Exhibit No.              Description
        ---------------   ----------------------------------------------------
         (10)(V)          Asset Purchase Agreement between Glamourette Fashion
                          Mills, Inc., San Francisco Knitworks, Inc. and
                          Hampshire Designers, Inc. (as "Seller") and
                          Glamourette/OG, Inc. (as "Purchaser"), dated
                          April 28, 2000

         (27)             Financial Data Schedule  (electronic filing only)

    b)  Reports on Form 8-K filed during the quarter

There were no reports filed on Form 8-K during the quarter ended April 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HAMPSHIRE GROUP, LIMITED
                                  (Registrant)



Date   May 11, 2000               /s/ Ludwig Kuttner
-----------------------          ------------------------------------
                                 Ludwig Kuttner
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date   May 11, 2000              /s/ Charles W. Clayton
-----------------------          ------------------------------------
                                 Charles W. Clayton
                                 Vice President, Secretary, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)