Form 10-Q
period 2000-07-01
HAMPSHIRE GROUP LTD
filed 2000-08-14
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended July 1, 2000.
                                  or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from ______  to  ______.


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


                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29625
   -------------------------------------------------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)


       (Registrant's Telephone Number, Including Area Code) (864) 225-6232
       -------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                    Number of Shares Outstanding
       Of Securities                             As of August 7, 2000
  -----------------------------             ----------------------------
  Common Stock, $0.10 Par Value                        4,121,037

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                  July 1, 2000


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
  Item 1 -  Financial Statements

    Unaudited Consolidated Balance Sheets as of July 1, 2000,
    July 3, 1999 and December 31, 1999                                      3

    Unaudited Consolidated Statements of Operations for the Six Month
    and Three Month Periods Ended July 1, 2000 and July 3, 1999             5

    Unaudited Consolidated Statements of Comprehensive Loss for the
    Six Month and Three Month Periods Ended July 1, 2000 and
    July 3, 1999                                                            6

    Unaudited Consolidated Statements of Cash Flows for the Six Month
    Periods Ended July 1, 2000 and July 3, 1999                             7

    Notes to Unaudited Consolidated Financial Statements                    9

  Item 2 -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14

  Item 3 -  Quantitative and Qualitative Disclosures About Market Risk     18


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                              19

  Item 4 -  Submission of Matters to a Vote of Security Holders            19

  Item 6 -  Exhibits and Reports on Form 8-K                               19

  Signature Page                                                           20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                July 1,    July 3,    Dec. 31,
                                                 2000        1999       1999*
                                              --------------------------------
Current assets:
  Cash and cash equivalents ................    $ 9,671   $  1,125   $ 23,831
  Available-for-sale securities ............        143        525        207
  Accounts receivable trade - net ..........      7,730     15,636     16,732
  Other accounts receivable ................      1,104        302      1,028
  Notes receivable - current portion .......      2,925      1,693      1,266
  Inventories ..............................     31,424     35,651     17,400
  Deferred tax asset .......................      4,225      3,992      4,202
  Other current assets .....................        542      1,368        704
                                               ------------------------------
    Total current assets ...................     57,764     60,292     65,370

Property, plant and equipment - net ........      2,535     12,239     10,149
Notes receivable - long term - net .........      4,065         95        267
Real property investments - net ............     17,748     10,842     16,538
Long-term investments - net ................      5,396      5,482      4,537
Trading securities held in retirement trust       2,193      1,394      2,101
Deferred tax asset .........................      1,969      2,416      1,969
Intangible assets - net ....................      1,497      2,813      2,553
Deposit on business acquisition ............      5,000       --         --
Other assets ...............................        177         30        110
                                               ------------------------------
    Total assets ...........................    $98,344   $ 95,603   $103,594
                                               ==============================

* Derived from the December 31, 1999 audited consolidated balance sheet.


(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                July 1,    July 3,    Dec. 31,
                                                 2000        1999       1999*
                                              --------------------------------
Current liabilities:
  Current portion of long-term debt .......   $   482      $ 1,470   $  1,418
  Borrowings under lines of credit ........      --            890       --
  Accounts payable ........................     2,633        4,416      3,787
  Accrued expenses and other liabilities ..     4,273        5,725      4,024
                                              -------------------------------
    Total current liabilities .............     7,388       12,501      9,229

Long-term debt ............................    24,168       21,349     24,170
Deferred compensation .....................     2,312        2,096      2,869
                                              -------------------------------
    Total liabilities .....................    33,868       35,946     36,268
                                              -------------------------------
Commitments and Contingencies

Stockholders' equity:
  Common stock ............................       418          418        418
  Additional paid-in capital ..............    27,762       27,713     27,762
  Retained earnings .......................    37,386       33,028     40,182
  Accumulated other comprehensive loss ....      (452)        (163)      (334)
  Treasury stock ..........................      (638)      (1,339)      (702)
                                              --------------------------------
    Total stockholders' equity ............    64,476       59,657     67,326
                                              --------------------------------
    Total liabilities and stockholders'
      equity...............................   $98,344      $95,603   $103,594
                                              ===============================

* Derived from the December 31, 1999 audited consolidated balance sheet.

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                             Six Month          Three Month
                                           Periods Ended       Periods Ended
                                        ------------------   ------------------
                                         July 1,   July 3,    July 1,   July 3,
                                          2000      1999       2000      1999
                                        ------------------   ------------------

Net sales ..........................    $27,412    $39,576    $12,832   $19,184
Cost of goods sold .................     23,443     32,271     11,224    15,972
                                        ------------------   ------------------
  Gross profit .....................      3,969      7,305      1,608     3,212
Rental revenue .....................      1,168        398        594       230
Gain on sale of real estate
  investments                               730        --         730       --
                                        ------------------   ------------------
                                          5,867      7,703      2,932     3,442
Selling, general and
  administrative expenses ..........    (10,417)   (10,198)    (4,647)   (4,855)
Gain on sale of manufacturing
  facilities, net of impairment and
  exit costs........................      1,326        --       1,326       --
Gain on other sales of property and
  equipment.........................        385         14        385        15
                                        ------------------   ------------------
Loss from operations ...............     (2,839)    (2,481)        (4)   (1,398)
Other income (expense):
  Interest expense .................       (904)      (687)      (426)     (382)
  Interest income ..................        763        259        386       106
  Other ............................        347        241       (128)      121
                                        ------------------   ------------------
Loss before income taxes ...........     (2,633)    (2,668)      (172)   (1,553)
Provision for income taxes .........        150       (355)       650      (180)
                                        ------------------   ------------------
  Net loss .........................   ($ 2,783)  ($ 2,313)   ($  822) ($ 1,373)
                                        ==================   ==================

-------------------------------------------------------------------------------

Net loss per share
  basic and diluted.................     ($0.68)    ($0.56)    ($0.20)   ($0.34)
                                         ==================   ==================
Weighted average number
  of shares outstanding.............      4,116      4,150      4,117     4,078
                                         ==================   ==================

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                  Six Month Periods Ended
                                                  -----------------------
                                               July 1, 2000       July 3, 1999
                                              --------------     --------------
Net loss ....................................         ($2,783)        ($2,313)
Other comprehensive income (loss):
  Foreign currency translation adjustment ..              (79)            --
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) on
      securities arising during periods.....  ($64)             $85
    Reclassification adjustment for amounts
      included in net - income..............    --              (45)
                                              -----             ----
    Other comprehensive gain (loss) on
      securities............................   (64)              40
    Income tax benefit (expense) on securities  25              (15)
                                              -----             ----
Unrealized gains (losses) on securities -
  net of tax................................              (39)             25
                                                       ------          ------
Comprehensive loss .........................          ($2,901)        ($2,288)
                                                       ======          ======


                                                 Three Month Periods Ended
                                                 -------------------------
                                               July 1, 2000       July 3, 1999
                                              --------------     --------------
Net loss ....................................           ($822)        ($1,373)
Other comprehensive income (loss):
  Foreign currency translation adjustment ..               12             --
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) on
      securities arising during periods..... ($111)             $237
    Reclassification adjustment for amounts
      included in net - income..............    --               (36)
                                              -----             ----
    Other comprehensive gain (loss) on
      securities............................  (111)              201
    Income tax benefit (expense) on securities  42               (75)
                                              -----             ----
Unrealized gains (losses) on securities -
  net of tax................................              (69)            126
                                                        -----          ------
Comprehensive loss .........................            ($879)        ($1,247)
                                                        =====          ======

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                      Six Month Periods Ended
                                                     -------------------------
                                                   July 1, 2000   July  3, 1999
                                                   ------------   -------------
Cash flows from operating activities:
  Net loss for periods............................  ($ 2,783)       ($ 2,313)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ................     1,959           2,244
    Gain on sale of real estate investment .......      (730)            --
    Net gain on sale of manufacturing operations .    (1,326)            --
    Gain on sales of property and equipment ......      (385)            (14)
    Gain on sales of available-for-sale securities       --              (45)
    Deferred compensation costs for executive
      officers ...................................        68              69
  Net change in operating assets and liabilities,
    net of effects of disposed companies:
    Receivables ..................................     8,926           6,399
    Inventories ..................................   (15,997)        (14,863)
    Other assets .................................        89            (768)
    Accounts payable .............................    (1,154)         (1,356)
    Accrued expenses and other liabilities .......    (1,620)         (1,661)
                                                   ----------------------------
    Net cash used in continuing operations .......   (12,953)        (12,308)
    Net cash provided by discontinued operations .       --            3,673
                                                   ----------------------------
    Net cash used in operating activities ........   (12,953)         (8,635)
                                                   ----------------------------
Cash flows from investing activities:
  Capital expenditures............................      (146)           (672)
  Deposit on business acquisition ................    (5,000)            --
  Proceeds from the sale of real estate investment       990             --
  Proceeds from sales of manufacturing facilities.     5,220             --
  Proceeds from sales of  property and equipment .     1,151              22
  Purchases of available-for-sale securities .....       --             (307)
  Proceeds from sales of available-for-sale
    securities ...................................       --              411
  Purchase of real property and other investments.    (3,298)         (2,542)
  Loans and advances to investees ................    (1,765)         (1,149)
  Repayments of loans and advances by investees ..       402             --
  Business Purchase price adjustment .............       --             (375)
                                                   ----------------------------
    Net cash used in investing activities ........     2,446          (4,612)
                                                   ----------------------------
Cash flows from financing activities:
  Net borrowings under line of credit ............       --              890
  Proceeds from issuance of long-term debt .......     2,146           1,279
  Repayment of long-term debt ....................      (954)           (947)
  Payments of deferred compensation to executive
    officers .....................................        (4)             (4)
  Proceeds from issuance of treasury stock .......        51              89
  Purchases of treasury stock ....................       --             (821)
                                                   ----------------------------
    Net cash provided by financing activities ....     1,239             486
                                                   ----------------------------
Net decrease in cash and cash equivalents ........   (14,160)        (12,761)
Cash and cash equivalents - beginning of period...    23,831          13,886
                                                   ----------------------------
Cash and cash equivalents - end of period            $ 9,671         $ 1,125
                                                   ============================

                                                     Six Month Periods Ended
                                                     -------------------------
                                                   July 1, 2000   July 3, 1999
                                                   ------------   -------------
Supplementary disclosure of cash flow
  information:
Cash paid (refunded) during the period for:
   Interest.....................................      $  894          $1,372
   Income taxes.................................         239            (523)
Sale of investments to related party, settled
  by forgiveness of certain liabilities owed to
  related party by the Company..................         775             --
Non-cash investing activity - Settlement of
  San Francisco Knitworks purchase price dispute-
  return of Company stock held in escrow........         --              725
Long-term debt payment - sale of real property         1,376             --
Long term debt payment - sale of manufacturing
  assets Glamourette/OG.........................         754             --
Note receivable from Glamourette/OG -
  sale of manufacturing operations - net........       4,828             --


(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 1, 2000

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The unaudited consolidated financial statements include the accounts of Hampshire Group, Limited and its subsidiaries, substantially all of which are wholly-owned (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

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

NOTE 2.  SALE OF MANUFACTURING OPERATIONS
-----------------------------------------
On April 28, 2000, Hampshire Group, Limited concluded a transaction whereby it sold all of its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation ("Glamourette/OG"), with its principal executive offices at Guaynabo, Puerto Rico. Glamourette/OG is a subsidiary of Olympic Mills Corporation, a Delaware corporation ("Olympic Mills"), both of which are unrelated to the Company.

The assets sold include the sweater manufacturing facilities of the Company's subsidiary Glamourette Fashion Mills, Inc., located in Quebradillas, Puerto Rico and the machinery and equipment of San Francisco Knitworks, Inc., located in San Francisco, California, Natalie Knitting Mills, located in Chilhowie, Virginia and Winona Knitting Mills, located in Winona, Minnesota, and certain of the machinery and equipment on consignment to a contract manufacturer in Mexico. In addition to the machinery and equipment, assets sold include the inventories, other than finished goods, and certain other assets of the respective operations.

The sales price for the machinery and equipment, having a net book value of approximately $3,956,000, was $10,468,000 consisting of $4,000,000 cash and a non-interest bearing promissory note in the amount of $8,000,000 discounted to $6,468,000 at 8.75% per annum and due April 28, 2005 ("the 8.75% Note"). The
8.75% Note is payable over a five-year period by a deduction of $0.67 per sweater purchased from Glamourette/OG or is payable in cash. The 8.75% Note is partially collateralized by the machinery and equipment which was sold pursuant thereto and by the pledge of the common stock of Glamourete/OG, Inc. Of the proceeds received approximately $754,000 was used to pay off loans outstanding against the machinery and equipment sold. Due to the term of this note and related factors, the Company has established a reserve for $1,600,000 of the 8.75% Note.

In order to avoid interruption of supply, Glamourette/OG took possession of only the Puerto Rico facility on the Closing Date. The Asset Purchase Agreement provides that the Company will continue to operate the three domestic manufacturing facilities for varying periods of up to ten months. During the transition period, the Company will continue to pay all related operating expenses and as compensation for the use of the machinery and equipment, will credit the 8.75% Note for $0.67 per sweater manufactured in the domestic facilities.

The inventories in Puerto Rico on the Closing Date, including work in process, raw materials and supplies totaling $2,321,000, were sold to Glamourette/OG at cost, paid 50% in cash, with the balance paid by deduction of 50% of purchase price of sweaters shipped to the Company in May and June 2000, after deduction of the $0.67 to be applied as a reduction of the 8.75% Note.

Concurrently, the Company purchased a 1% equity interest in Glamourette/OG, Inc. for $40,000, which purchase price was paid in full by reduction from the 8.75% Note. The Company has an option to put its 1% interest at anytime to Olympic Mills at cost and Olympic Mills has a right to purchase the Company's 1% interest at cost at any time after the 8.75% Note is paid in full.

Collection of the 8.75% Note is largely conditional on a long term "supply agreement" whereby the Company can purchase manufactured sweaters from Glamourette/OG at a defined price for up to five years and/or 1,000,000 dozen sweaters. Due to the competitive market in the sweater industry and potential changes to international trade policies, the Company has established a $1.6 million allowance against final year of the 8.75% Note.

From the sale of the manufacturing equipment, the Company has recognized a net gain of $1,326,000. The reported gain is after establishing the previously referenced reserve on the 8.75% Note and reserves for costs and expenses that will be incurred as the Company exits its domestic manufacturing facilities. Included in the exit costs and expense reserve, totaling $1,912,000, are estimated severance and benefit costs, future lease obligation and other commitments, net of estimated subleases, and other projected costs related to the shut-down of these operations. Additionally, netted against the gain, is an asset impairment charge in the amount of $1,674,000 for the impairment of certain fixed assets and goodwill at the locations to be exited.

NOTE 3.  PROPOSED ACQUISITION OF ASSETS AND BUSINESS OF ITEM-EYES, INC.
----------------------------------------------------------------------
On June 26, 2000, the Company entered into an Asset Purchase Agreement with the stockholders of Item-Eyes to purchase ("Purchase") substantially all of the assets and business of Item-Eyes, Inc. ("Item-Eyes"), a privately held sportswear company with sales in excess of $100 million in 1999. Item-Eyes maintains an operation center and sales office/showroom in New York City, a corporate office in Hauppauge, New York and uses shipping facilities in Passaic, New Jersey.

The purchase price consists of $13.0 million payable in cash, approximately $2.3 million payable in subordinated notes of the Company, and 377,056 shares of common stock of the Company. The Company will be assuming certain liabilities of Item-Eyes, as described in the Asset Purchase Agreement, dated June 26, 2000, a copy of which was filed with the Securities and Exchange Commission on July 10, 2000 on the Company's report Form 8-K. The Company has received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On June 26, 2000, simultaneous with the execution of the Asset Purchase Agreement, the Company made a good faith deposit of $5.0 million ("Deposit"). Pursuant to the terms of the Asset Purchase Agreement, if the Company is unable to obtain financing for the Purchase, Item-Eyes will be entitled to retain $1 million of the Deposit. In addition, if the Purchase does not occur as a result of the Company's failure to close (other than as a result of certain circumstances described in the Asset Purchase Agreement pursuant to which the Company shall be entitled to a full refund of the Deposit plus interest), Item-Eyes will be entitled to retain at least $1 million, and as much as $5 million, of the Deposit. The Purchase is subject to certain conditions and due diligence by the purchaser and is expected to close in August 2000.

NOTE 4.  INVENTORIES
--------------------
A summary of inventories by component is as follows:

                                                    (in thousands)
                                      July 1, 2000  July 3, 1999  Dec. 31, 1999
                                      ------------  ------------  -------------
Finished goods.......................   $28,075          $28,710      $14,072
Work-in-progress.....................     2,268            4,514        2,503
Raw materials and supplies...........     2,771            4,366        2,626
                                      -----------------------------------------
                                         33,114           37,590       19,201
  Less - LIFO reserve ...............    (1,690)          (1,939)      (1,801)
                                      -----------------------------------------
  Net inventories ...................   $31,424          $35,651      $17,400
                                      =========================================

NOTE 5.  TRADING SECURITIES HELD IN RETIREMENT TRUST
----------------------------------------------------
Under a plan adopted by the Company in 1997, senior executives of the Company are permitted to defer annually a portion of their compensation. These deferrals are invested in certain mutual funds which have been classified as non-current trading securities to correspond with the related long-term deferred compensation liability.

NOTE 6.  INTANGIBLE ASSETS
--------------------------
Intangible assets consist primarily of goodwill which is being amortized over ten years on a straight-line basis.

Activity in intangible assets for the six-month periods ended July 1, 2000 and July 3, 1999 is summarized in the table below.

                                                         (in thousands)
                                                     July 1,        July 3,
                                                      2000           1999
                                                    --------       --------
Balance - beginning of periods...................... $2,553         $3,390
Purchase price adjustment...........................    --            (350)
Amortization during periods.........................   (237)          (227)
Write-off of goodwill related to disposal
  of manufacturing operations.......................   (819)           --
                                                    -----------------------
Balance - end of periods                             $1,497         $2,813
                                                    =======================

NOTE 7.  CREDIT FACILITIES
--------------------------
The Company has a revolving credit facility (the "Revolving Credit Agreement") with three participating commercial banks. The credit facility consists of a $55 million combined line of credit and letter of credit facility through May 23, 2001. Advances under the facility are limited to the lesser of: (1) $55 million, less outstanding letters of credit, or (2) the sum of (a) 85% of the eligible accounts receivable, plus 50% of the eligible inventory, plus 50% of the outstanding letters of credit through this credit facility, and (b) a seasonal adjustment of $1 million to $14 million from January 1 to September 25.

Advances under the facility bear interest at the bank's prime rate or, at the option of the Company, a fixed rate for a fixed term. The loan is collateralized by the trade accounts receivable of Hampshire Designers, Inc. and its subsidiaries. In addition, letters of credit issued under the facility are collateralized by 50% of the shipment value shipped pursuant to the letters of credit. The Company has pledged as collateral the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. The Revolving Credit Agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, defined as Hampshire Designers, Inc. and its subsidiaries. The Company was in compliance with the loan covenants at July 1, 2000. At July 1, 2000, the Company had approximately $13.3 million available under this facility, no amounts were outstanding under this facility as of this date.

The Company has other credit facilities, which in the aggregate allow the Company to borrow up to $4.5 million. Additionally, the Company has available credit facilities restricted in use for international letters of credit in the amount of $8.5 million. At July 1, 2000 the Company had no outstanding balance against the credit line, but outstanding letters of credit against these lines were $4.0 million.

NOTE 8.  SENIOR NOTES
---------------------
In June 1998, the Company sold senior notes (the "Senior Notes") in the principal amount of $15 million to two insurance companies. The Senior Notes, which bear interest at a rate of 7.05% per annum, are payable in equal annual installments of approximately $2,143,000 during the period January 2, 2002 through January 2, 2008. The Senior Notes are collateralized pari passu with the Company's revolving credit facilities. The Senior Notes agreement contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, defined as Hampshire Designers, Inc. and its subsidiaries. The Company was in compliance with these covenants at July 1, 2000.

NOTE 9.  RECENT ACCOUNTING STANDARDS
------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 137 delayed implementation of the statement and as a result, it will not become effective for the Company until January 1, 2001. Management of the Company has not yet evaluated the effects of SFAS 133 on the Company's financial position, results of operations or cash flows.

NOTE 10.  INDUSTRY SEGMENTS AND DATA BY GEOGRAPHICAL AREAS
----------------------------------------------------------
The Company operates in two industry segments - Apparel and Investments. The
Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United
States of America including major department stores, specialty retail stores and catalog companies. Although the Company sells sweaters throughout the year, the sweater business is highly seasonal, with more than 80% of sales occurring in the third and fourth quarters. The Investments segment makes investments both domestically and internationally, principally in real property.
Industry Segment Data                       Six Month           Three Month
                                          Periods Ended        Periods Ended
                                        ------------------   ------------------
                                         July 1,   July 3,    July 1,   July 3,
                                          2000      1999       2000     1999
                                        ------------------   ------------------
Net sales                Apparel       $27,412    $39,576    $12,832    $19,184
Rental revenue and gain
  on real estate
  investment             Investments     1,898        398      1,324        230
                                       ----------------------------------------
                                       $29,310    $39,974    $14,156    $19,414
-------------------------------------------------------------------------------
Revenue by geographic area
                         United States $28,823    $39,936    $13,922    $19,397
                         Russia            207         38        121         17
                         Europe            280        --         113        --
                                       ----------------------------------------
                                       $29,310    $39,974    $14,156    $19,414
-------------------------------------------------------------------------------
Income (loss) from operations
                         Apparel       ($2,944)   ($1,613)     ($633)   ($1,015)
                         Investments     1,152        116        990         44
                         Corporate      (1,047)      (984)      (361)      (427)
                                       ----------------------------------------
                                       ($2,839)   ($2,481)     ($  4)   ($1,398)
-------------------------------------------------------------------------------
Capital expenditures     Apparel          $139       $667        $72       $303
                         Investments         1        --           1        --
                         Corporate           6          5          3          1
                                       ----------------------------------------
                                          $146       $672        $76       $304
-------------------------------------------------------------------------------
Depreciation and         Apparel        $1,498     $2,097       $579     $1,074
   amortization          Investments       364        135        181         72
                         Corporate          97         12         48          6
                                       ----------------------------------------
                                        $1,959     $2,244       $808     $1,152
-------------------------------------------------------------------------------
                                             July 1,    July 3,   December 31,
                                              2000        1999       1999
                                             -------    -------   -----------
Long-lived assets        United States       $14,046    $19,946    $20,970
                         Russia                2,955      2,329      2,766
                         Europe                3,282        806      2,951
                                        --------------------------------------
                                             $20,283    $23,081    $26,687
------------------------------------------------------------------------------
Long-term investments -  United States        $3,127     $2,849     $2,268
  net                    Russia                  131        131        131
                         Europe                2,138      2,502      2,138
                                        --------------------------------------
                                              $5,396     $5,482     $4,537
------------------------------------------------------------------------------
Total identifiable       Apparel             $49,544    $67,773    $52,212
  assets                 Investments          25,567     19,210     24,015
                         Corporate            23,233      8,620     27,367
                                        --------------------------------------
                                             $98,344    $95,603   $103,594
------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Six Month Periods Ended July 1, 2000 and July 3, 1999
-----------------------------------------------------
Consolidated net sales for the Company for the six month period ended July 1, 2000, were $27,412,000, compared with $39,576,000 for the same period in 1999. Of the 30.7% decline, 19.1% resulted from reduced volume and 11.6% from lower prices. Influencing the decrease in volume in all lines of our sweater business, is the continuing shift of shipments of product to our customers in the third and fourth quarters. This concentration of shipments in the second half of the year is due to the retailers' efforts to have all of their suppliers in the "Quick Response" mode to maximize sales with a quick inventory turn.

Industry wide, the Spring sweater season was very soft due to the unusually warm winter experienced throughout the country and current style trends. The sweater industry has experienced a styling trend away from the heavier gauged sweaters, where the Company has had manufacturing success, to finer gauge sweaters that cannot be produced in the Company's manufacturing facilities. The flat market and low demand for the Spring sweater season has been experienced equally across the Company in both the men's and women's lines. An additional factor contributing to the decline in net sales during the first quarter of 2000 was the decision by the Company not to pursue the branded knit shirt business for the completed Spring season. This decision was based on the limited success achieved by the Company in the preceding year. Favorably impacting sales volume was the growth experienced in the "Moving Bleu" related separates line; net sales for this line were up approximately 20% to $4.7 million.

Revenues of Hampshire Investments, Limited were $1,168,000 for the six month period ended July 1, 2000, an increase of $770,000 from the $398,000 in revenues reported for the same period in 1999. The increase resulted primarily from the larger percentage of the real property units being renovated and leased in late 1999 and during 2000. Additionally the Investment segment, during the second quarter of 2000, reported a gain of approximately $730,000 from the sale of its first domestic real property investment.

Gross margin for the Company's Apparel segment for the first quarter of 2000 was 14.5% percent of net sales, off 4.0 percentage points from the gross margin achieved in the prior year for the same time period. The low demand for Spring sweater products led to even more price pressure in an already very competitive market, significantly reducing gross margin. The decline in the Company's Spring sweater business resulted in a higher percentage of the net sales, for the first two quarters, being in other apparel that has a lower margin, thus reducing the Company's overall gross margin percentage. Finally, the lower volume resulted in manufacturing inefficiencies.

Selling, general and administrative expenses ("SG&A") for the Apparel segment of the Company were $8,624,000 for the first six month period in 2000, compared with $8,932,000 for the same period in 1999. Variable selling and shipping expenses were down due to the reduced sales volume. The lower sales volume resulted in fixed general and administrative expenses being higher as a percent of net sales. Expenses in the Brands Division were higher, primarily due to the launching of the Dockers(R) line and a significant commitment made to the

Jantzen(R) line for the Fall season. These factors accounted for the 8.9 percentage points increase as a percentage of net sales to 31.5% for the six month period of 2000, compared to 22.6% for the same period the previous year.

During the second quarter of 2000, the Company consummated the transaction to sell all of its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation, with its principal executive offices at Guaynabo, Puerto Rico. The accounting for this sale resulted in a net gain of $1,326,000, which was after recognizing $1,912,000 of estimated exit costs associated with shutting down the domestic manufacturing facilities and recording a $1,674,000 impairment charge for fixed assets and goodwill. This transaction is explained in more detail in Note 2 of the financial statements.

Additionally, in the Apparel segment, gains were recognized in the second quarter of 2000, from the sale of certain equipment located in Mexico and the Brands distribution center in Winona, Minnesota, totaling approximately $384,000 of the $385,000 gain reported for the period. Gain on sale of equipment the previous year, for the same period was $14,000.

SG&A expenses in the Investment segment were $717,000 and $282,000 for the first two quarters of 2000 and 1999, respectively. The increase resulted primarily from additional operating expenses for acquired property and additional depreciation expense. Depreciation for the six month period of 2000 was $347,000, compared to $135,000 for the same period in 1999.

Interest expense for the Company during the first six months of 2000 was $904,000, compared to $687,000 for the same period in 1999. This increase resulted primarily from the additional financing on properties acquired subsequent to the second quarter of 1999 in the Investment segment of the business. Interest expense of the Apparel segment was down in the first six month period of 2000, resulting from the payment of debt related to the assets sold during the period.

Interest income for the Company was $763,000 for the first two quarters of 2000, compared to $259,000 for the same period in 1999. The additional interest income principally resulted from the improved cash position the Company experienced over the first six months of 2000, when compared to 1999. Also reflected in the interest income is approximately $95,000 of interest on payments made against the Note in connection with the sale of the manufacturing equipment explained in more detail in Note 2 of the financial statements.

For the six month period of 2000, the Company has reported a net loss of $2,783,000, compared with a net loss of $2,313,000 for the six month period of 1999. The loss was ($0.68) per share for the six month period in 2000 and ($0.56) for the same period in 1999.

Three Month Periods Ended July 1, 2000 and July 3, 1999
-------------------------------------------------------
Primarily due to reduced demand on certain heavy guage sweater products manufactured by the Company, net sales for the Company for the quarter ended July 1, 2000 were $12,832,000, compared with $19,184,000 for the same period in 1999. Of the 33% decline, approximately 17% is attributed to reduced volume and approximately 16% is related to decrease in pricing, primarily due to soft market conditions in the sweater industry.

Revenues from Hampshire Investments, Limited for the second quarter of 2000 were $594,000 compared to $230,000 for the second quarter of 1999, an increase of approximately 158%. The increase resulted primarily from the larger percentage of the real property units being leased in 2000 and from additional real property acquisitions made after the end of the second quarter in 1999. Additionally the Investment segment, during the second quarter of 2000, reported a gain of approximately $730,000 from the sale of its first domestic real property.

Gross profit, as a function of net sales, for the second quarter of 2000 was 12.5% compared with 16.7% for the prior year, primarily as a result of reduced volume and reduced selling prices.

SG&A expenses for the Apparel segment for the quarter ended July 1, 2000, were $3,952,000, compared with $4,242,000 for the same period of 1999, a decrease of 6.8%. The net decrease results primarily from to the variable expenses related to volume.

During the second quarter of 2000, the Company consummated the transaction to sell all of its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation, with its principal executive offices at Guaynabo, Puerto Rico. The accounting for this sale resulted in a net gain of $1,326,000, which was after recognizing $1,912,000 of estimated exit costs associated with shutting down the domestic manufacturing facilities and recording a $1,674,000 impairment charge for fixed assets and goodwill. This transaction is explained in more detail in Note 2 of the financial statements.

Additionally, in the Apparel segment, gains were recognized in the second quarter of 2000, from the sale of equipment located in Mexico, real estate in Winona and the Brands distribution center totaling approximately $384,000 of the $385,000 gain reported for the period. Gain on sale of equipment the previous year, for the same period was $15,000.

The Company reported other expenses or losses for the quarter July 1, 2000 in the amount $128,000, compared to other income for the same period in 1999 of $121,000. This difference primarily resulted from a $161,000 unrealized market loss on the securities held in the Company's Deferred Compensation Plan reported in the second quarter of 2000 compared to a $62,000 unrealized market gain for the same period in 1999.

The Company, for the quarter ended July 1, 2000, has reported a net loss of $822,000, compared with a $1,373,000 net loss for the same quarter in 1999. The loss was ($0.20) per share for the second quarter of 2000 and ($0.34) for the second quarter of 1999.

SEASONALITY
-----------
The Company believes that more than eighty percent of the Company's sweater sales will occur in the second half of the year.

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

Net cash used in operations for the six month period ended July 1, 2000 totaled $12,953,000, which was used primarily for the build-up of inventory for shipments later in the year.

Cash flow from investing activities include $5,220,000 received from the previously discussed sale of the manufacturing equipment (see also Note 2). The Company had proceeds from the sale of other assets of $2,141,000, including the proceeds from the sale of real property in the investment segment of the business. Capital expenditures for the six month period were $146,000 against an annual budget of $650,000 for 2000.

Additionally, on June 26, 2000 the Company made a good faith Deposit of $5 million on the Purchase of Item-Eyes. The refund of this Deposit is contingent on, among other terms, securing adequate financing for the combined operations (see also Note 3).

During the first half of 2000, Hampshire Investments made real property and long-term investments in the amount of $3,298,000. Separate financing was arranged during the second quarter for some of the investment projects, which resulted in proceeds from long-term debt in the amount of $2,146,000.

The Company's principal credit facility is with three participating commercial banks. The credit facility consists of a $55 million combined line of credit and letter of credit facility. Advances under the line of credit are limited to the lesser of: (1) $55 million less outstanding letters of credit; or (2) the sum of 85% of eligible account receivables, 50% of eligible inventory, 50% of outstanding letters of credit issued through this credit facility plus a seasonal over-advance of up to $14 million from January 1 through September 25.

Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate of LIBOR plus 1.5% for a fixed term. The loan is collateralized pari passu with the Senior Notes by the trade accounts receivable of Hampshire Designers and its subsidiaries, excluding certain factored trade accounts receivable. The Company has pledged as additional collateral, the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. Letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. At the end of the second quarter, the Company had no outstanding balance against the credit line, outstanding letters of credit were $27.7 million and the Company had approximately $13.3 million available under the facility. The Company was in compliance with all loan covenants at July 1, 2000.

The Company has other credit facilities, which in the aggregate allow the Company to borrow up to $4.5 million. Additionally, the Company has available credit facilities restricted in use for international letters of credit in the amount of $8.5 million. At July 1, 2000 the Company had no outstanding balance against the credit line, but outstanding letters of credit against these lines were $4.0 million. The Company was in compliance with all loan covenants at July 1, 2000

PROPOSED ACQUISITION OF BUSINESS
--------------------------------
On June 26, 2000, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Item-Eyes, Inc., a privately held sportswear company. Item-Eyes maintains an operation center and sales office/showroom in New York City, a corporate office in Hauppauge, New York and uses shipping facilities in Passaic, New Jersey.

The purchase price consists of $13.0 million payable in cash, approximately $2.3 million payable in subordinated notes of the Company, and 377,056 shares of common stock of the Company. The Company made a good faith Deposit of $5 million on the Purchase of Item-Eyes. The refund of this Deposit is contingent on, among other terms, securing adequate financing for the combined operations (see also
Note 3).

The Company will be assuming certain liabilities of Item-Eyes, as described in the Asset Purchase Agreement, dated June 26, 2000, a copy of which was filed with the Securities and Exchange Commission on July 10, 2000 on Form 8-K. The transaction is subject to certain closing conditions. The Company has received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the transaction is expected to close in August 2000.

COMPANY STRATEGY
----------------
The Company believes it has made major progress in positioning itself for the future from both the completed sale of the manufacturing facilities and the anticipated acquisition of Item-Eyes.

With the sale of the manufacturing facilities and finalizing the exit from these operations, the Company believes it has enhanced its flexibility in the product lines that can be offered to its customers. With the established international sourcing network and negotiated supply agreement with the purchaser of the manufacturing facilities, the Company believes it will be able to provide its customers with a better service and diversified, cost competitive product line.

The acquisition of Item-Eyes complements the Company's long-term strategy in diversification of apparel product line, while broadening the Company's international sourcing network.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

The long term debt of the Company is at fixed interest rates which were at market when the debt was issued, but are primarily below market at July 1, 2000. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term. As of July 1, 2000 there was no short-term indebtedness under the Company's credit facility.

In purchasing sweaters from foreign manufacturers, the Company uses letters of credit which require the payment of dollars upon receipt of bills of lading for the sweaters. Prices are fixed in US dollars at the time the letters of credit are issued.

With the exception of its 70% owned subsidiary, Hampshire Praha in the Czech Republic, the Company does not issue or own foreign indebtedness. Hampshire Investments either purchases foreign-based assets with US dollars, or with foreign currency purchased with US dollars. All Real properties owned by Hampshire Investments and located outside the United States, with the exception of properties owned by Hampshire Praha in the Czech Republic which are leased in German DM, are leased for US dollars and not in a foreign currency. Hampshire Praha lease proceeds are received in German DM. The primary market risk which Hampshire Investments has with respect to foreign currencies is the impact that fluctuations in such currencies have on the businesses of the lessees of such real property and on the foreign-based businesses and the foreign-based funds in which Hampshire Investments owns equity securities.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholder held on May 16, 2000, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated April 12, 2000.

     (1) Each of the six nominees standing for reelection (Ludwig Kuttner, Herbert Elish, Joel Goldberg, Harvey L. Sperry, Eugene Warsaw and Peter W. Woodworth) were elected as Directors of the Company by a majority of the votes cast in the election; and

     (2) A proposal to amend the Company's Stock Option Plan by increasing the number of shares available for grant by 500,000 shares was ratified by a majority of the votes cast; and

     (3) Ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 was adopted by a majority of votes cast.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

    a)  Exhibits

        Exhibit No.                     Description
        ----------       ---------------------------------------------------
        (27)             Financial Data Schedule (electronic filing only)

    b)  Reports on Form 8-K filed during the quarter

A report was filed on May 11, 2000 regarding the "Disposition of Assets" of Glamourette Fashion Mills to Glamourette/OG, Inc. (A report on Form 8-K/A, amending the above report, was filed on July 10, 2000.)

A report was filed on July 10, 2000 announcing the signing of a Definitive Asset Purchase Agreement to acquire substantially all the assets of Item-Eyes, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HAMPSHIRE GROUP, LIMITED
                                    (Registrant)


Date: August 10, 2000               /s/ Ludwig Kuttner
---------------------               -----------------------------
                                    Ludwig Kuttner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: August 10, 2000               /s/ Charles W. Clayton
---------------------               ------------------------------
                                    Charles W. Clayton
                                    Vice President, Secretary, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)