Form 10-Q
period 2000-09-30
HAMPSHIRE GROUP LTD
filed 2000-11-13
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q
                                   ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of  1934.  For  the  quarterly  period  ended  September  30,  2000.
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ________ to _________.


                          Commission File No. 000-20201
                                              ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                        Number of Shares Outstanding
        of Securities                              As of  November 8, 2000
 -----------------------------                  ----------------------------
 Common Stock, $0.10 Par Value                            4,521,548

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                               September 30, 2000


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 - Financial Statements

           Unaudited Consolidated Balance Sheets as of September 30,
           2000, October 2, 1999 and December 31, 1999                      3

           Unaudited Consolidated Statements of Income for the Three
           Months and Nine Months Ended September 30, 2000 and
           October 2, 1999                                                  5

           Unaudited Consolidated Statements of Comprehensive Income
           for the Three Months and Nine Months Ended September 30,
           2000 and October 2, 1999                                         6

           Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and October 2, 1999         7

           Notes to Unaudited Consolidated Financial Statements             9

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       16

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk      21


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                               22

  Item 4 - Submission of Matters to a Vote of Security Holders             22

  Item 6 - Exhibits and Reports on Form 8-K                                22

  Signature Page                                                           23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                               September    October   December
                                               30, 2000     2, 1999   31, 1999*
                                              -----------  ---------  ---------
Current assets:
  Cash and cash equivalents ................... $  1,724   $    993   $ 23,831
  Available-for-sale securities ...............       72        368        207
  Accounts receivable trade - net .............   69,533     38,646     16,732
  Other accounts receivable ...................    1,106      1,718      1,028
  Notes receivable - current portion ..........    2,327      2,098      1,266
  Inventories .................................   53,796     39,110     17,400
  Deferred tax asset ..........................    4,232      4,030      4,202
  Other current assets ........................      668        972        704
                                                --------   --------   --------
    Total current assets ......................  133,458     87,935     65,370

Property, plant and equipment - net ...........    3,076     11,414     10,149
Real property investments - net ...............   20,553     11,793     16,538
Long-term investments - net ...................    5,495      5,422      4,537
Notes receivable - long term - net ............    2,946       --          267
Trading securities held in retirement trust ...    2,126      1,438      2,101
Deferred tax asset ............................    1,969      2,416      1,969
Intangible assets - net .......................    9,963      2,699      2,553
Other assets ..................................    1,209         28        110
                                                --------   --------   --------
    Total assets .............................. $180,795   $123,145   $103,594
                                                ========   ========   ========

* Derived from the December 31, 1999 audited consolidated balance sheet. (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September    October   December
                                               30, 2000     2, 1999   31, 1999*
                                              -----------  ---------  ---------
Current liabilities:
  Current portion of long-term debt ..........  $  3,142   $  1,425   $  1,418
  Borrowings under lines of credit ...........    47,015     21,177        --
  Accounts payable ...........................    13,512      6,552      3,787
  Accrued expenses and other liabilities .....     8,266      7,422      4,024
                                                --------   --------   --------
    Total current liabilities ................    71,935     36,576      9,229

Long-term debt ...............................    32,304     21,022     24,170
Long-term subordinated debt ..................     2,100       --         --
Deferred compensation ........................     2,266      2,173      2,869
                                                --------   --------   --------
    Total liabilities ........................   108,605     59,771     36,268
                                                --------   --------   --------
Commitments and Contingencies

Stockholders' equity:
  Common stock ...............................       458        418        418
  Additional paid-in capital .................    30,445     27,713     27,762
  Retained earnings ..........................    42,449     36,804     40,182
  Accumulated other comprehensive loss .......      (576)      (229)      (334)
  Treasury stock .............................      (586)    (1,332)      (702)
                                                --------   --------   --------
    Total stockholders' equity ...............    72,190     63,374     67,326
                                                --------   --------   --------
    Total liabilities and stockholders' equity  $180,795   $123,145   $103,594
                                                ========   ========   ========

* Derived from the December 31, 1999 audited consolidated balance sheet.
 (The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                         Nine Months Ended  Three Months Ended
                                       -------------------  ------------------
                                       September  October   September  October
                                       30, 2000   2, 1999   30, 2000   2, 1999
                                       ---------  -------  ---------  -------
Net sales .........................    $109,251   $94,001    $81,839   $54,425
Cost of goods sold ................      89,760    75,657     66,317    43,386
                                      ---------   -------    -------   -------
  Gross profit ....................      19,491    18,344     15,522    11,039
Rental revenue ....................       1,639       794        471       396
Gain on sale of real estate
  investments .....................         735      --            5      --
                                      ---------   -------    -------   -------
                                         21,865    19,138     15,998    11,435
Selling, general and
  administrative expenses .........     (19,416)  (16,880)    (8,999)   (6,587)
Gain on sale of manufacturing
  facilities, net of impairment
  and exit costs ..................       1,326      --          --       --
Gain on other sales of property
  and equipment ...................         385        15          1         1
                                      ---------   -------    -------   -------
Income from operations ............       4,160     2,273      7,000     4,849
Other income (expense):
  Interest expense ................      (2,023)   (1,448)    (1,119)     (761)
  Interest income .................         990       447        227       188
  Miscellaneous ...................         262       601        (86)      265
                                      ---------   -------    -------   -------
Income before provision for income
  taxes ...........................       3,389     1,873      6,022     4,541
Provision for income taxes ........       1,100       375        950       730
                                      ---------   -------    -------   -------
  Net income ......................   $   2,289   $ 1,498    $ 5,072   $ 3,811
                                      =========   =======    =======   =======

Net income per share    Basic .....       $0.55     $0.36      $1.18     $0.94
                                          =====     =====      =====     =====
                        Diluted ...       $0.54     $0.35      $1.16     $0.90
                                          =====     =====      =====     =====

Weighted average number Basic .....       4,177     4,116      4,299     4,055
                                          =====     =====      =====     =====
  of shares outstanding Diluted ...       4,259     4,292      4,366     4,249
                                          =====     =====      =====     =====

(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
           UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                                    Nine Months Ended
                                           -----------------------------------
                                           September 30, 2000  October 2, 1999
                                           ------------------  ---------------
Net income ...............................             $2,289           $1,498
Other comprehensive income (loss):
  Foreign currency translation
    adjustment ...........................               (191)             --
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) on
      securities arising during periods...  ($113)              $29
    Reclassification adjustment for amounts
      included in net income .............     32               (93)
                                            -----               ---
    Other comprehensive loss on securities    (81)              (64)
    Income tax benefit on securities .....     30                23
                                            -----               ---
      Unrealized losses on securities -
         net of tax.......................                (51)             (41)
                                                       ------           ------
        Comprehensive income .............             $2,047           $1,457
                                                       ======           ======


                                                     Three Months Ended
                                           -----------------------------------
                                           September 30, 2000  October 2, 1999
                                           ------------------  ---------------
Net income ...............................             $5,072           $3,811
Other comprehensive income (loss):
  Foreign currency translation
    adjustment ...........................               (112)             --
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) on
      securities arising during periods...   ($49)             ($56)
    Reclassification adjustment for amounts
      included in net income .............     32               (48)
                                            -----               ---
    Other comprehensive loss on securities    (17)             (104)
    Income tax benefit on securities .....      5                38
                                            -----               ---
      Unrealized losses on securities -
         net of tax.......................                (12)             (66)
                                                       ------           ------
        Comprehensive income .............             $4,948           $3,745
                                                       ======           ======

(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                        Nine Months Ended
                                                     ------------------------
                                                       September      October
                                                       30, 2000       2, 1999
                                                     ------------   -----------
Cash flows from operating activities:
  Net income for periods ..........................     $ 2,289        $ 1,498
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization .................       2,586          3,462
    Gain on sale of real estate investment ........        (735)           --
    Net gain on sale of manufacturing facilities ..      (1,326)           --
    Gain on other sales of property and equipment .        (385)           (15)
    Loss (gain) on sales of available-for-sale
      securities ..................................          32            (93)
    Deferred compensation costs for executive officers       91            100
    Net change in operating assets and liabilities,.
      net of effects of acquired/disposed companies:
      Receivables .................................     (35,813)       (17,902)
      Inventories .................................      (8,631)       (18,321)
      Other assets ................................        (201)          (370)
      Accounts payable ............................       3,447            780
      Accrued expenses and other liabilities ......         444            (82)
                                                       --------       --------
    Net cash used in continuing operations ........     (38,202)       (30,943)
    Net cash provided by discontinued operations...         --           3,812
                                                       --------       --------
    Net cash used in operating activities .........     (38,202)       (27,131)
                                                       --------       --------
Cash flows from investing activities:
  Cash used for business acquisition ..............     (44,069)          --
  Capital expenditures ............................        (166)          (798)
  Proceeds from the sale of real estate investment.         990           --
  Purchase of real property and other investments .      (6,497)        (3,646)
  Proceeds from sale of manufacturing facilities ..       5,220           --
  Proceeds from other sales of property and equipment     1,151             24
  Purchases of available-for-sale securities ......         --            (307)
  Proceeds from sales of available-for-sale securities       20            516
  Loans and advances to investees .................      (1,807)        (1,780)
  Repayments of loans and advances by investees ...       2,161            196
  Business purchase price adjustment                        --            (375)
                                                       --------       --------
    Net cash used in investing activities               (42,997)        (6,170)
                                                       --------       --------
Cash flows from financing activities:
  Net borrowings under line of credit - current....      47,015         21,177
  Proceeds from issuance of long-term debt ........      14,101          1,257
  Repayment of long-term debt .....................      (2,112)        (1,260)
  Payments of deferred compensation ...............          (6)            (6)
  Proceeds from issuance of treasury stock ........          94            226
  Purchases of treasury stock .....................         --            (986)
                                                       --------       --------
    Net cash provided by financing activities .....      59,092         20,408
                                                       --------       --------
Net decrease in cash and cash equivalents .........     (22,107)       (12,893)
Cash and cash equivalents - beginning of period ...      23,831         13,886
                                                       --------       --------
Cash and cash equivalents - end of period .........    $  1,724       $    993
                                                       ========       ========


                                                        Nine Months Ended
                                                     ------------------------
                                                       September      October
                                                       30, 2000       2, 1999
                                                     ------------   -----------
Supplementary disclosure of cash flow information:
Cash paid (refunded) during the period for:
  Interest ........................................... $1,463         $1,573
  Income taxes .......................................    367           (449)
Sale of investments to related party, settled by
  forgiveness of certain liabilities owed to related
  party by the Company ...............................    775            --
Settlement of purchase price dispute -
  return of stock held in escrow .....................    --             725
Long-term debt payment - sale of real property .......  1,376            --
Long term debt payment - sale of manufacturing
  facilities .........................................    754            --
Note receivable from sale of manufacturing
  facilities - net ...................................  4,828            --
Issuance of common stock for business acquisition ....  2,722            --
Issuance of subordinated notes payable for
  business acquisition ...............................  2,100            --






(The accompanying notes are an integral part of these financial statements.)

                            HAMPSHIRE GROUP, LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


NOTE 1.  BASIS OF PRESENTATION
------------------------------
The unaudited consolidated financial statements include the accounts of Hampshire Group, Limited and its subsidiaries, substantially all of which are wholly-owned ("Hampshire Group" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year.

NOTE 2.  ACQUISITION OF ASSETS AND BUSINESS OF ITEM-EYES, INC.
--------------------------------------------------------------
Hampshire Group, Limited, through its wholly owned subsidiary Vintage III, Inc. ("Vintage"), concluded the acquisition of substantially all of the assets and business of Item-Eyes, Inc. ("Item-Eyes"), effective August 20, 2000.

Item-Eyes, a privately held sportswear company founded in 1978 by its former owners, is a manufacturer and marketer of moderate-price, "missy" related separates under its label, Requirements, and private labels of prestige retailers. Net sales for 1999 were in excess of $100 million. Item-Eyes will continue operating in an operational center and sales offices/showroom in New York City and an administrative office in Hauppauge, New York. Under separate five-year employment agreements, the three principals will remain with the Company in similar capacities as they previously served: Mr. Martin Axman, President and Chief Executive Officer; Mr. Marc Abramson, Vice President Sales; and Ms. Ellen Becker, Vice President Design.

The acquired assets include all the machinery and equipment, furniture and fixtures and leasehold improvements used in the operation of the business (other than the New York corporate condominium owned by Item-Eyes); all current assets; and all intangible assets of Item-Eyes (the "Assets"). The Company does not intend to change the use of the acquired Assets.

The Company has accounted for the Item-Eyes acquisition as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16, Business Combinations. The purchase price was allocated to the net assets acquired, including the liabilities assumed as of August 20, 2000, based upon their estimated fair values as of that date with the remainder being recorded as goodwill. An appraisal of the fair values of the assets acquired was not deemed necessary considering that 96.6% of the tangible assets acquired were current assets, primarily accounts receivable and inventories in trade. Additionally, 1.5% of the assets acquired were represented by cash surrender value of officers life insurance policies. Of the $862,000 remaining tangible assets acquired, more than 50% represented leasehold improvements which will be amortized over the remaining life of the respective leases.

The assets were acquired for a total of $57,288,000 which was paid as follows:

Cash                                                      $13,000,000
Assumed liabilities - revolving credit line                31,069,000
Assumed liabilities - trade accounts payable, etc.          8,397,000
Issuance of subordinated notes payable                      2,100,000
Issuance of Hampshire Group common stock                    2,722,000

The Company also assumed the purchase commitments of Item-Eyes, which included open orders for the purchase of inventory of approximately $5.8 million secured by open letters of credit.

The issuance of 395,382 unregistered shares of Hampshire Group was recorded at the fair value as of the date of issue based on the average closing price five days prior to and five days subsequent to the acquisition date discounted 15% due to the lack of marketability of the unregistered shares.

The allocation of the purchase price is subject to final determination based on changes in certain estimates of the asset valuations and determination of liabilities assumed that may occur within the first year of operations. Management believes that there will not be material changes to the allocation of the purchase price.

The cash portion of the consideration paid by the Company and the balance due under the revolving credit line was obtained through loans under Hampshire Group's senior secured revolving credit facility pursuant to the Amended and Credit Agreement and Guaranty, dated September 5, 2000 and a term loan from Merchants National Bank as more fully described in Note 7 below.

NOTE 3.  SALE OF MANUFACTURING FACILITIES
-----------------------------------------
On April 28, 2000, Hampshire Group concluded a transaction whereby it sold all of its sweater manufacturing assets to Glamourette/OG, Inc., a corporation organized under the laws of the state of Puerto Rico ("Glamourette/OG"), with its principal executive offices in Guaynabo, Puerto Rico. Glamourette/OG is a subsidiary of Olympic Mills Corporation, a Delaware corporation ("Olympic Mills"), neither of which are related to the Company.

The assets sold include the sweater manufacturing facilities of the Company's subsidiary Glamourette Fashion Mills, Inc., located in Quebradillas, Puerto Rico and the machinery and equipment of San Francisco Knitworks, Inc., located in San Francisco, California, Natalie Knitting Mills, located in Chilhowie, Virginia and Winona Knitting Mills, located in Winona, Minnesota. The Company also sold certain equipment located at a contractors plant in Mexico and property located in Winona, Minnesota, which resulted in gains totaling approximately $385,000. In addition to the machinery and equipment, assets sold include the inventories, other than finished goods, and certain other assets of the respective operations.

The sales price for the machinery and equipment was $10,468,000 and was paid $4,000,000 cash and a non-interest bearing promissory note in the amount of $8,000,000 discounted to $6,468,000 at 8.75% per annum for imputed interest ("the 8.75% Note"). The 8.75% Note is payable over a five-year period by a deduction of $0.67 per sweater purchased from Glamourette/OG or is payable in cash. The 8.75% Note is partially collateralized by the machinery and equipment which was sold pursuant thereto and by the pledge of the common stock of Glamourette/OG, Inc. The machinery and equipment sold had a net book value of approximately $3,956,000. Of the proceeds received approximately $754,000 was used to pay off loans outstanding against the machinery and equipment sold. Due to the term of this note and related factors, the Company has established a valuation reserve of $1,600,000 for the 8.75% Note.

In order to avoid interruption of supply, an orderly transition was planned and Glamourette/OG took possession only of the Puerto Rico facility on the Closing Date. The Asset Purchase Agreement provides that the Company will continue to operate the three domestic manufacturing facilities for varying periods of up to ten months. During the transition period, the Company will continue to pay all related operating expenses and as compensation for the use of the machinery and equipment, will credit the 8.75% Note for $0.67 per sweater manufactured in the domestic facilities. Management expects to complete the transfer of the domestic facilities by December 31, 2000.

The inventories in Puerto Rico on the Closing Date, including work in process, raw materials and supplies totaling $2,321,000, were sold to Glamourette/OG at cost, which was paid 50% cash and the balance to be paid by deduction of 50% of purchase price of sweaters shipped to the Company in the second quarter of the year, after deduction of the $0.67 to be applied as a reduction of the 8.75% Note.

Concurrently, the Company purchased a 1% equity interest in Glamourette/OG, Inc. for $40,000, which purchase price was paid in full by reduction of the 8.75% Note. The Company has an option to "put" its interest at anytime to Olympic Mills for $40,000; and Olympic Mills has a right to purchase the Company's interest for $40,000 at any time after the 8.75% Note is paid in full.

Collection of the 8.75% Note is largely conditional on a long term "supply agreement" whereby the Company can purchase manufactured sweaters from Glamourette/OG at a defined price for up to five years and/or 12,000,000 sweaters. Due to the competitive market in the sweater industry and potential changes to international trade policies, the Company has established a $1.6 million valuation allowance against the 8.75% Note.

From the sale of the manufacturing equipment, the Company has recognized a net gain of $1,326,000. The reported gain is after establishing the previously referenced reserve on the 8.75% Note and reserves for estimated costs and expenses that will be incurred as the Company exits the domestic manufacturing facilities. Included in the exit costs and expense reserve, totaling $1,912,000, are estimated severance and benefit costs, future lease obligation and other commitments, net of estimated subleases, and other projected costs related to the shut-down of these facilities. Additionally, netted against the gain, is an asset impairment charge in the amount of $1,674,000 for the impairment of certain leasehold improvements and goodwill of the facilities to be exited.

NOTE 4.  INVENTORIES
---------------------
A summary of inventories by component is as follows:

                                                    (in thousands)
                                           September    October    December
                                           30, 2000     2, 1999    31, 1999
                                           --------     -------    --------
Finished goods                              $44,667     $32,403     $14,072
Work-in-progress                              6,768       3,945       2,503
Raw materials and supplies                    3,768       4,701       2,626
                                            -------     -------     -------
                                             55,203      41,049      19,201
  Less - LIFO reserve                        (1,407)     (1,939)     (1,801)
                                            -------     -------     -------
    Inventories - net                       $53,796     $39,110     $17,400
                                            =======     =======     =======

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

NOTE 6.  INTANGIBLE ASSETS
--------------------------
Intangible assets consist primarily of goodwill which is being amortized over ten to fifteen years on the straight-line basis.

Activity in intangible assets for the nine months ended September 30, 2000 and October 2, 1999 is summarized in the table below.


                          (in thousands)    September 30, 2000  October 2, 1999
                                            ------------------  ---------------
Balance - beginning of periods ............      $2,553              $3,390
Addition from Item-Eyes acquisition .......       8,651                 --
Purchase price adjustment .................         --                 (350)
Amortization during periods ...............        (422)               (341)
Write-off of goodwill related to disposal
  of manufacturing facilities .............        (819)                 --
                                                 ------              -------
Balance - end of periods                         $9,963              $2,699
                                                 ======              ======

NOTE 7.  CREDIT FACILITIES
--------------------------
To provide a portion of the purchase price for the acquisition of Item-Eyes and additional working capital necessary to operate the combined business, the Company, on September 5, 2000, signed a three-year credit agreement (the "Revolving Credit Agreement") with a consortium of six participating commercial banks, The Chase Manhattan Bank ("Chase"), HSBC Bank of USA, The CIT Group/Commercial Services, Inc., Fleet National Bank, Israel Discount Bank of New York and Bank of America, N.A. (collectively the "Banks"). Chase serves as agent for the Banks. The credit facility, with a termination date of August 31, 2003, consists of a $97.9 million combined line of credit and letter of credit facility, with a termination date of August 31, 2003.

Advances under the line of credit are limited to the lesser of: (1) $97,937,500 less outstanding letters of credit; or (2) an amount equal to the sum of 85% of eligible account receivables, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued pursuant to the credit facility, plus a seasonal supplemental amount of up to $17 through October 31, 2000 and up to $24 million from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR, plus 2.25%, for a fixed term, in increments of $2,500,000. Additionally the Company shall pay to the Banks a commitment fee at a rate equal to one eighth of one percent for the unused portion of the line under the credit facility. The loan is collateralized pari passu with the Senior Notes by the trade accounts receivable and inventories of Hampshire Designers and its subsidiaries and Item-Eyes (formerly Vintage III). The Company has also pledged as collateral a $5 million insurance policy on the life of its Chairman and the common stock of its subsidiaries, and such subsidiaries guarantee the performance of the Company. Letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit.

The Revolving Credit Agreement contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries (defined as Hampshire Designers, Inc. and its subsidiaries and Item-Eyes), including advances to the Company's non-restricted subsidiary, defined as Hampshire Investments, Limited. The covenants require the Company and the Restricted Subsidiaries to maintain, among other things; (1) a minimum consolidated tangible net worth; (2) a consolidated leverage ratio; (3) a consolidated fixed charge coverage ratio; (4) a minimum consolidated interest coverage ratio. The agreement also limits the Company and it's Restricted Subsidiaries capital expenditures to $1 million per fiscal year, the repurchase of treasury stock in an aggregate amount of $600,000 and limits the Company's investment in the unrestricted subsidiary to $25.6 million.

At the end of the third quarter, the Company had cash advances against the credit line of $55,015,000 and outstanding letters of credit of $19.5 million. The Company had approximately $19.7 million available for advances or letters of credit, under the facility. Of the outstanding balance the Company has classified $8.0 million as long term, which is the amount the Company expects to be the minimum outstanding balance for the next twelve months. The Company was in compliance with all loan covenants at September 30, 2000.

The Company maintains, with two other banks, credit facilities of $2.0 million each. These lines are restricted for use as international letters of credit and are limited to an outstanding balance of a combined aggregate amount of $2.0 million by the Revolving Credit Agreement. As of September 30, 2000 the balance outstanding against these two credit facilities was approximately $1.3 million.

Based on a term sheet approved on June 2, 2000, Hampshire Group closed on a five-year term loan with Merchants National Bank, Winona, Minnesota for $3 million on September 20, 2000. The $3 million loan was part of the long-term financing of the acquisition of Item-Eyes. The note bears interest at the bank's prime rate plus 0.25% per annum, adjustable annually on the anniversary of the loan. The agreement provides for repayment of the loan in nine semi-annual installments of $301,941 each, commencing March 20, 2001 but may be prepaid without penalty. The loan covenants for this loan are the same Revolving Credit Agreement with which, as of September 30, 2000, the Company was in compliance.

NOTE 8.  SENIOR NOTES
---------------------
Hampshire Group and its subsidiaries, including Item-Eyes, on September 5, 2000, entered into Amendment No. 1 (the "Amendment") to the Note Purchase Agreements, dated as of May 15, 1998, among Hampshire Group Limited, Hampshire Group's subsidiaries, Phoenix Home Life Mutual Insurance Company and the Ohio National Life Insurance Company, with respect to the $15,000,000 aggregate principal amount, Senior Secured Notes due January 2, 2008 (the "Senior Notes").

The Amendment provides for, among other things, changes in i) the applicable interest rate from 7.05% per annum to an adjustable rate of 8% effective September 5, 2000 (which rate shall be increased to 9% per annum in the event of a default under either the Senior Note Agreement or the Revolving Credit Agreement), and ii) the principal amortization schedule from seven annual installments of $2,142,857 commencing January 2, 2002, to a payment of $937,500 upon closing pursuant to the Amendment and 15 semi-annual installments of $937,500 each, commencing January 2, 2001. In consideration of the above, the Senior Note holders waived receipt of any portion of the proceeds from the Company's sale of its manufacturing facilities on April 28, 2000. The amended agreement limits the Company and its restricted subsidiaries to repurchase treasury stock in the amount of $600,000 and restricts additional investments in the unrestricted subsidiary in the same amount as the Revolving Credit Agreement.

The Senior Notes are collateralized pari passu with the Company's Amended Credit Agreement and Guaranty. The Senior Notes agreement, as amended, contains covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, defined as Hampshire Designers, Inc. and its subsidiaries. The Company was in compliance with these covenants at September 30, 2000.

NOTE 9.  RECENT ACCOUNTING STANDARDS
------------------------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 137 delayed implementation of the statement and as a result, it will become effective for the Company for the year commencing January 1, 2001. Management of the Company has not yet completed its evaluation of the effects of SFAS 133 on the Company's financial position, results of operations or cash flows; however, the Company does not presently believe that there will be any significant effect from the adoption of this new standard.

NOTE 10.  INDUSTRY SEGMENTS AND DATA BY GEOGRAPHICAL AREAS
----------------------------------------------------------
The Company operates in two industry segments - Apparel and Investments. The
Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United
States of America including major department stores, specialty retail stores and catalog companies. Although the Company sells sweaters throughout the year, the sweater business is highly seasonal, with more than 70% of sales occurring in the third and fourth quarters. The Investments segment makes investments both domestically and internationally, principally in real property.

Industry Segment Data                                   Nine Months Ended
                                                        ------------------
                                                     September     October
                                                     30, 2000      2, 1999
                                                     ---------     -------

Net sales                          Apparel..........  $109,251       $94,001
Rental revenue and gain
  on real estate investment        Investments .....     2,374           794
                                                      ------------------------
                                                      $111,625       $94,795
------------------------------------------------------------------------------
Gross profit                       Apparel .........    19,491        18,344
 (as a percent of net sales)                             17.8%         19.5%
------------------------------------------------------------------------------
Revenue by geographic area         United States ...  $110,938       $94,612
                                   Russia ..........       299           183
                                   Europe ..........       388           --
                                                      ------------------------
                                                      $111,625       $94,795
------------------------------------------------------------------------------
Income (loss) from operations      Apparel..........    $2,948        $3,620
                                   Investments .....     1,239           210
                                   Corporate .......    (1,738)       (1,572)
Gain on sale of equipment
  & plant closings .................................     1,711            15
                                                      ------------------------
                                                        $4,160        $2,273
------------------------------------------------------------------------------
Capital expenditures               Apparel .........      $157          $789
                                   Investments .....         3            --
                                   Corporate .......         6             9
                                                      ------------------------
                                                          $166          $798
------------------------------------------------------------------------------
Depreciation and amortization      Apparel .........    $1,884        $3,096
                                   Investments .....       531           348
                                   Corporate .......       171            18
                                                      ------------------------
                                                        $2,586        $3,462
------------------------------------------------------------------------------



(continued)

Industry Segment Data                                   Three Months Ended
                                                        ------------------
                                                     September     October
                                                     30, 2000      2, 1999
                                                     ---------     -------

Net sales                          Apparel..........   $81,839       $54,425
Rental revenue and gain
  on real estate investment        Investments .....       476           396
                                                      ------------------------
                                                       $82,315       $54,821
------------------------------------------------------------------------------
Gross profit                       Apparel .........    15,522        11,039
 (as a percent of net sales)                             19.0%         20.3%
------------------------------------------------------------------------------
Revenue by geographic area         United States ...   $82,115       $54,676
                                   Russia ..........        92           145
                                   Europe ..........       108           --
                                                      ------------------------
                                                       $82,315       $54,821
------------------------------------------------------------------------------
Income (loss) from operations      Apparel..........    $7,603        $5,247
                                   Investments .....       100            94
                                   Corporate .......      (704)         (493)
(Gain) loss on sale of equipment
  & plant closings .................................         1             1
                                                      ------------------------
                                                        $7,000        $4,849
------------------------------------------------------------------------------
Capital expenditures               Apparel .........       $18          $122
                                   Investments .....         2            --
                                   Corporate .......        --             4
                                                      ------------------------
                                                           $20          $126
------------------------------------------------------------------------------
Depreciation and amortization      Apparel .........      $386          $999
                                   Investments .....       184           213
                                   Corporate .......        57             6
                                                      ------------------------
                                                          $627        $1,218
------------------------------------------------------------------------------
Industry Segment Data (continued)                 Sept. 30,  Oct. 2,  Dec. 31,
                                                    2000      1999     1999
                                                  --------   ------   -------
Long-lived assets                  United States.. $16,366   $19,925   $20,970
                                   Russia ........   4,073     2,476     2,766
                                   Europe ........   4,190       806     2,951
                                                  ----------------------------
                                                   $23,629   $23,207   $26,687
-------------------------------------------------------------------------------
Long-term investments - net        United States .  $3,226    $2,789    $2,268
                                   Russia ........     131       131       131
                                   Europe ........   2,138     2,502     2,138
                                                  ----------------------------
                                                    $5,495    $5,422    $4,537
-------------------------------------------------------------------------------
Total identifiable assets          Apparel .......$143,529   $94,242   $52,212
                                   Investments ...  28,113    20,248    24,015
                                   Corporate .....   9,153     8,655    27,367
                                                  ----------------------------
                                                  $180,795  $123,145  $103,594
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking information and statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding the results of operation. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements which are made only as of the date hereof.


RESULTS OF OPERATIONS

Nine Month Periods Ended September 30, 2000 and October 2, 1999
---------------------------------------------------------------
Effective August 20, Hampshire Group, Limited (the "Company"), through its wholly owned subsidiary Vintage III, Inc., concluded the acquisition of substantially all the assets and business of Item-Eyes, Inc., a privately held sportswear company; and accordingly the operating results of this subsidiary (the "Acquired Business") have been included in the reported results of the Company subsequent to that date. The previously owned business is referred to herein as the existing business ("Existing Business"). Refer to Note 2 to the enclosed financial statements for more detail on the specifics of the transaction.

Consolidated net sales for the Company for the nine months ended September 30, 2000, were $109,251,000, compared with $94,001,000 for the same period in 1999. The Acquired Business accounted for $22,878,000 of the increase in net sales, while the net sales of the Existing Business of the Company declined 8.1%. Of the decrease 1.7% resulted from decline in unit volume and 6.4% from lower unit prices. Industry wide, the retail sweater market was soft during the Spring season due to the unusually warm winter experienced throughout the country. The low sweater demand during the Spring season, experienced equally across the Company in both the men's and women's lines, coupled with the decision by the Company not to pursue the branded knit shirt business for the Spring season, were the primary causes for the reduction in volume in the Company's Existing Business. Shipments for the fall season for the Acquired Business are strong with both basic and novelty product showing strong sell-through at retail.

The flat market and increased competition negatively affected product pricing for the Company's existing business. While this had a significant impact during the first two quarters, price pressure from the retail community continued to result in lower sales prices in the third quarter.

Revenues of Hampshire Investments, Limited were $1,639,000 for the nine months ended September 30, 2000, an increase of $845,000 from the $794,000 reported for the same period in 1999. The increase resulted primarily from the larger percentage of real property units being renovated and leased in late 1999 and during 2000. Additionally the investment segment, during the second quarter of 2000, reported a gain of approximately $735,000 from the sale of a domestic real property investment.

Gross margin for the Company's apparel segment for the first nine months of 2000 was 17.8% of net sales, compared with 19.5% in the prior year for the same time period. The weak demand for sweater products during the first six months of the year, and continued price pressure in an already very competitive market, contributed significantly to the lower gross margin. Additionally, decreased volume during the first two quarters resulted in manufacturing inefficiencies adversely impacting margins and are expected to continue to have an impact throughout the remainder of 2000, as the manufacturing facilities are closed. Management expects that the domestic manufacturing facilities will be closed by the end of the year.

Selling, general and administrative expenses ("SG&A") for the apparel segment of the Company were $16,543,000 for the first nine months in 2000, compared with $14,724,000 for the same period in 1999. The SG&A of the Acquired Business during the third quarter and the expenses of launching the Dockers line were the primary reasons for the increase. As a function of net sales, operating expenses for the apparel segment were 17.8% for the nine months ended September 30, 2000 compared with 18.0% for the same period of the previous year.

During the second quarter of 2000, the Company consummated a transaction to sell its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation. The accounting for this sale resulted in a gain of $1,326,000, after recognizing $1,912,000 of estimated exit costs associated with closing the domestic manufacturing facilities and recording of impairment charges of $855,000 for fixed assets and $819,000 for goodwill. (This transaction is explained in more detail in Note 3 of the financial statements filed herewith.) The Company also sold certain equipment located at a contractors plant in Mexico and property located in Winona, Minnesota, which resulted in gains totaling approximately $385,000.

SG&A expenses of the investment segment were $1,093,000 and $584,000 for the first nine months of 2000 and 1999, respectively. The increase resulted primarily from added operating expenses for acquired property and additional depreciation expense. Depreciation in the investment segment for the first nine months of 2000 was $531,000, compared with $348,000 for the same period in 1999.

Interest expense for the Company during the first nine months of 2000 was $2,023,000, compared with $1,448,000 for the same period in 1999. Approximately $317,000 of this increase resulted from the additional financing on investment properties acquired subsequent to the third quarter of 1999. The balance of the increase in interest expense related primarily to the financing costs for the acquisition of Item-Eyes.

Interest income for the Company was $990,000 for the first nine months of 2000, compared with $447,000 for the same period in 1999. The additional interest income resulted principally from the increase in cash position the Company during the first eight months of 2000. Also reflected in the interest income is approximately $240,000 of interest on payments made against the promissory note received in connection with the sale of the manufacturing facilities, explained in more detail in Note 3 of the financial statements filed herewith.

The Company reported other income for the nine months ending September 30, 2000 of $262,000, compared to other income for the same period in 1999 of $601,000. The difference of approximately $339,000 resulted primarily from a $26,000 unrealized market loss on the securities held in the Company's Deferred Compensation Plan reported during the first nine months of 2000 compared to a $176,000 unrealized market gain for the same period in 1999, a decrease of $200,000, and the realized gain in 1999 of approximately $210,000 on a collected note.

The effective income tax rate of 32.5% for the first nine months of the current year, as compared to an effective rate of 20% for the same period of the prior year resulted primarily from two factors. Firstly, a larger percentage of the taxable income being generated in the United States during 2000 versus 1999 when a larger percentage of the taxable income was generated by Glamourette Fashion Mills in Puerto Rico and such income was exempt from US federal income tax. Secondly, the Company is subjected to taxes on the gain on sale of the manufacturing facilities in 2000.

Three Month Periods Ended September 30, 2000 and October 2, 1999
----------------------------------------------------------------
Net sales for the Company for the third quarter of 2000, were $81,839,000, compared to $54,425,000 for the same period in 1999. Of this increase $22,878,000 resulted from the net sales generated by the Acquired Business. The remaining $4,536,000 increase resulted from a 13.6% increase in unit volume, offset by a 5.2% decrease in unit price of the Existing Business of the Company. The increase in volume, in all lines of the Company's Existing Business, reflects the continuing shift of shipments of product to customers in the third and fourth quarters of the year. This concentration of shipments in the second half of the year is due to the retailers' efforts to have all of their suppliers in the "Quick Response" mode to maximize sales with a quick inventory turn.

Revenues of Hampshire Investments, Limited for the third quarter of 2000 were $471,000 compared to $396,000 for the third quarter of 1999, a 18.9% increase. The increase resulted primarily from the larger percentage of the real property units being leased in 2000 and from additional real property acquisitions made after the end of the third quarter in 1999.

Gross profit, as a function of net sales, for the third quarter of 2000 was 19.0% compared with 20.3% for the prior year. For the third quarter, the Acquired Business contributed a gross margin of 21.0%. Strong sales in their novelty lines and success achieved in sourcing apparel in overseas markets favorably influenced the gross margin. The gross margin of the Company's previously Existing Business decreased 1.9%, due primarily to the manufacturing inefficiencies of the domestic manufacturing facilities and delayed shipment of higher margin holiday apparel historically shipped in the third quarter.

SG&A expenses for the Apparel segment for the quarter ended September 30, 2000, were $7,919,000, compared with $5,792,000 for the same period of 1999. The increase primarily resulted from the SG&A expenses of the Acquired Business. The balance of the increase relates primarily to variable expenses from the increased volume achieved by the Company's previously Existing Business.

For the quarter ending September 30, 2000, the Company reported other expenses of $86,000, compared to other income for the same period in 1999 of $265,000. The difference of approximately $351,000, resulted primarily from a $85,000 unrealized market loss on the securities held in the Company's Deferred Compensation Plan reported in the third quarter of 2000 compared to a $17,000 unrealized market gain for the same period in 1999, a change of $119,000, and the realized gain in 1999 of approximately $210,000 on a collected note.

SEASONALITY
-----------
Historically the Company has experienced more than seventy percent of its apparel sales during the second half of the year. With the acquisition of the Acquired Business, the Company believes that the seasonality of sales will continue to occur in the second half of the year.

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

Net cash used in operations for the nine months ended September 30, 2000, totaled $38,202,000, which was used primarily for the accumulation of inventory for shipments to occur later in the year and accounts receivable from shipments made late in the third quarter.

Cash used for investing activities totaled $42,997,000, primarily used for the acquisition of Item-Eyes in the amount of $44,069,000 (also see Note 2), offset by $5,220,000 received from the previously discussed sale of the manufacturing facilities. The Company had proceeds from the sale of other assets of $2,141,000, including the proceeds from the sale of real property in the investment segment of the business. Capital expenditures for the first nine months of 2000, were $162,000 and there are no significant outstanding commitments for capital expenditures.

During the first nine months of 2000, Hampshire Investments made real property and long-term investments of $6,497,000. Long-term financing was arranged during the second quarter for some of the investment projects, which resulted in proceeds from long-term debt in the amount of $2,526,000.

Partially to finance the acquisition of Item-Eyes and to fund the operating capital, the Company negotiated a three-year revolving credit facility with a consortium of commercial banks headed by The Chase Manhattan Bank ("Chase"). The three-year credit facility, which expires August 31, 2003, provides a secured combined line of credit and letter of credit facility of a $97,937,500. Advances under the line of credit are limited to the lesser of: (1) $97,937,500 less outstanding letters of credit; or (2) the sum of 85% of eligible account receivables, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued through this credit facility plus a seasonal supplemental amount of up to $17 million through October 31, 2000 and up to $24 million from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate of LIBOR plus 2.25% for a fixed term. Additionally the Company shall pay to the banks a commitment fee at a rate equal to one eighth of one percent for the unused portion of the line under the credit facility. The loan is collateralized pari passu with the Senior Notes by the trade accounts receivable and inventories of Hampshire Designers and Item-Eyes.

The Company has pledged as additional collateral, a $5 million insurance policy on the life of its Chairman and the common stock of its subsidiaries and such subsidiaries guarantee the performance of the Company. Letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. At the end of the third quarter, the Company had an outstanding balance against the credit line of approximately $55 million, outstanding letters of credit were approximately $19.5 million and the Company had approximately $19.7 million available under the facility. Of the outstanding balance the Company has classified $8.0 million as long term, the amount deemed to be outstanding in excess of twelve months. The Company was in compliance with all loan covenants at September 30, 2000.

Based on a term sheet approved on June 2, 2000, Hampshire Group closed on a five-year term loan with Merchants National Bank, Winona, Minnesota for $3 million on September 20, 2000. The $3 million loan was part of the long-term financing of the acquisition of Item-Eyes. The note bears interest at the bank's prime rate plus 0.25% per annum, adjustable annually on the anniversary of the loan. The agreement provides for repayment of the loan in nine semi-annual installments of $301,941 each, commencing March 20, 2001 but may be prepaid without penalty. The loan covenants for this loan are the same as for the Revolving Credit Agreement with which, as of September 30, 2000, the Company was in compliance. The Company maintains, with two other banks, credit facilities of $2.0 million each. These lines are restricted for use as international letters of credit and are limited to an outstanding balance of a combined aggregate amount of $2.0 million by the Revolving Credit Agreement. As of September 30, 2000 the balance outstanding against these two credit facilities was approximately $1.3 million.

Hampshire Group and its subsidiaries, including Item-Eyes, also entered into Amendment No. 1, dated September 5, 2000 (the "Amendment"), to the Note Purchase Agreements, dated as of May 15, 1998, among Hampshire Group Limited, Hampshire Group's subsidiaries, Phoenix Home Life Mutual Insurance Company and the Ohio National Life Insurance Company, with respect to the $15,000,000 aggregate principal amount, Senior Secured Notes due January 2, 2008 (the "Senior Notes"). The Amendment provides for, among other things, changes in i) the applicable interest rate from 7.05% to an adjustable rate of 8% effective September 5, 2000, (which rate shall be increased to 9% per annum in the event of a default under either the Senor note Agreement or the Revolving Credit Agreement), and
ii) the principal amortization schedule from seven annual installments of $2,142,857 commencing January 2, 2002, to a payment of $937,500 upon closing and 15 semi-annual installments of $937,500 each, commencing January 2, 2001. In consideration of the above, the Senior Secured Note Holders waived receipt of any portion of the proceeds from the sale of the Company's manufacturing facilities on April 28, 2000. The agreement's covenants were amended, requiring a minimum fixed charged coverage ratio and a provision in the funded debt to capitalization ratio to include a minimum on the Revolving Credit Debt of 45 consecutive days during any twelve consecutive calendar months.

RECENT ACCOUNTING STANDARDS
---------------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 137 delayed implementation of the statement and as a result, it will become effective for the Company for the year commencing January 1, 2001. Management of the Company has not yet completed its evaluation of the effects of SFAS 133 on the Company's financial position, results of operations or cash flows; however, the Company does not presently believe that there will be any significant effect from the adoption of this new standard.

COMPANY STRATEGY
----------------
The Company believes it has made major progress in positioning itself for the future from both the completed sale of the manufacturing facilities and the acquisition of Item-Eyes.

With the sale of the manufacturing facilities and finalizing the exit from these operations, the Company believes it has enhanced its flexibility to utilize any of a number of worldwide manufacturing sources to enhance the product lines that can be offered to its customers. With the established international sourcing network and negotiated supply agreement with the purchaser of the manufacturing facilities, the Company believes it will be able to provide its customers with better service and a diversified, cost competitive product line.

The acquisition of Item-Eyes complements the Company's long-term strategy in diversification of apparel product line, while broadening the Company's international sourcing network.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
The long term debt of the Company is at fixed interest rates which were at market when the debt was issued, but are primarily below market at September 30,2000. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term. As of September 30, 2000, $47,000,000 of the $55,015,000 outstanding loans under the revolving credit agreement had been borrowed under LIBOR rates from 8.19% to 8.91% for a fixed term.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 5 is not applicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

    a)  Exhibits

        Exhibit No.                        Description
        -----------     ---------------------------------------------------
           (27)         Financial Data Schedule  (electronic filing only)

    b)  Reports on Form 8-K filed during the quarter.

        A report on Form 8-K/A was filed on July 10, 2000 regarding "Disposition of Assets" of the manufacturing facilities, amending a report on Form 8-K filed on May 11, 2000.

        A report on Form 8-K was filed on July 10, 2000 regarding "Other Events" announcement of the acquisition of Item-Eyes, Inc.

        A report on Form 8-K was filed on September 15, 2000 regarding "Acquisition of Assets" of Item-Eyes, Inc.

        A report on Form 8-K/A was filed on November 9, 2000 regarding "Acquisition of Assets" and "Financial Statements" of Item-Eyes, Inc., amending the report on Form 8-K filed on September 15, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HAMPSHIRE GROUP, LIMITED
                                      (Registrant)


Date:  November 10, 2000             /s/ Ludwig Kuttner
       -----------------            -------------------------------
                                    Ludwig Kuttner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 10, 2000            /s/ Charles W. Clayton
       -----------------            -------------------------------
                                    Charles W. Clayton
                                    Vice President, Secretary, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)