Form 10-K405
period 2000-12-31
HAMPSHIRE GROUP LTD
filed 2001-04-02
CIK 887150

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                  ---------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. For the fiscal year ended December 31, 2000.
                                       -----------------
                                   or

[ ___ ] Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934. ___ For the transition period from _______ to_______.

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

                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29625
    -----------------------------------------------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

       (Registrant's Telephone Number, Including Area Code) (864) 225-6232

Securities registered pursuant to Section 12(b) of the Act: (Title of class)
None.

Securities registered pursuant to Section 12(g) of the Act: (Title of class) Common Stock, $0.10 Par Value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2001, the Registrant had outstanding 4,642,493 shares of Common Stock.

As of March 22, 2001, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market, was approximately $9 million. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               2000 ANNUAL REPORT
                                Table of Contents
============================================================================
                                                                        Page
Part I                                                                  ----
  Item 1.   Business                                                      3
  Item 2.   Properties                                                    7
  Item 3.   Legal Proceedings                                             8
  Item 4.   Submission of Matters to a Vote of Security Holders           8

Part II
  Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters                                    8
  Item 6.  Selected Financial Data                                        9
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk    16
  Item 8.  Financial Statements and Supplementary Data                   16
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                           16

Part III
  Item 10. Directors and Executive Officers of the Registrant            17
  Item 11. Executive Compensation                                        17
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                                17
  Item 13. Certain Relationships and Related Transactions                17

Part IV
  Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                      18

Signature Page                                                           20

Reports of Independent Accountants                                   F-2 - F-3

Consolidated Financial Statements                                        F-4

Financial Statement Schedules                                            F-28

Quarterly Financial and Stock Data                                       F-31

                                     PART I
                                     ------
ITEM 1 - BUSINESS


GENERAL
- -------
Hampshire Group, Limited ("Hampshire Group" or the "Company") operates two business segments - Apparel and Investments. The Apparel Segment is composed of Hampshire Designers, Inc. ("Hampshire Designers") and Item-Eyes, Inc. ("Item-Eyes"). Hampshire Designers is the largest manufacturer of sweaters in North America and Item-Eyes is a manufacturer and marketer of related separates. The Investment Segment consists of Hampshire Investments, Limited and its subsidiaries ("Hampshire Investments") which invest primarily in domestic and international real estate.

Information with respect to sales, operating income and identifiable assets attributable to the business segments appears in Management's Discussion and Analysis of Financial Condition commencing on Page 10 of this report.

Hampshire Group, through a predecessor firm, has been engaged in the manufacture of sweaters since 1956 and Item-Eyes has been engaged in the apparel business since 1978. In 1992, the Company had an initial public offering of one million shares of its Common Stock.

STRENGTHS AND STRATEGY
- ----------------------
The Company's primary strength is its ability to design, develop and deliver quality products within a given price range, while providing superior levels of customer service. The Company has developed superior worldwide sourcing abilities to broaden its product lines and to deliver quality merchandise at a competitive price.

The process for the design and development of the Company's products depends on whether the product is branded or private-label. In the branded business, the products first are designed by the the Company's experienced design team, incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with manufacturers, resulting in a high-quality product to meet certain price levels. For private-label business, the products are designed by coordinating efforts with the retailers to ensure that consumer appeal is being satisfied.

- --------------------------------------------------------------------------
     Cautionary Disclosure Regarding Forward-Looking Statements

When used in this document in general and in the Outlook Section of Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's other filings under the Securities Exchange Act of 1934.
- --------------------------------------------------------------------------

The quality of the garments is ensured in a variety of ways. Each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance program. In some instances, multi-staged inspection processes, including direct field audits, are performed by Company staff, and occasionally by the customers' quality control personnel, to ensure that the quality demands of the customers are being met. In international sourcing, the Company, in addition to its own staff, utilizes both sourcing agents and inspection agencies to assure that those goods being manufactured meet our high quality standards and the standards required by our customers.

The highest level of customer service is provided from the Company's domestic distribution facilities using the Company's Quick Response program and an Electronic Data Interchange ("EDI") system that links the Company's computers electronically to most of its customers. All distribution is coordinated through the domestic distribution facilities; but goods sourced from the Far East are distributed through public warehouses strategically located in California, improving delivery time. By providing just-in-time delivery of merchandise through the strategically located distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an important service to its customers.

The acquisition of the Item-Eyes business in August 2000 accomplished several of the Company's long-term strategies. With a broad line of coordinated sportswear, the Item-Eyes acquisition expanded the Company's -
         product lines and moved the Company into new market areas with its customers; apparel business to be a more complete resource for our customers; and global sourcing capabilities through inclusion of a Central America sourcing network.

To diversify the asset base, the Company has established Hampshire Investments to make long-term investments primarily in domestic and international real properties.

APPAREL OPERATIONS
- ------------------
The Company is an apparel company whose principal products are women's and men's branded and private-label sweaters and women's related sportswear. We are a major supplier to the moderate-price sector of department stores and sell to mass merchandisers, catalog and specialty stores.

Product Lines
- -------------
We have greatly expanded our product lines. A decade ago, our product line was focused on the full-fashion, Luxelon(R) sweaters marketed under the Designers Originals(R) label. Although Designers Originals sweaters remain an important product line for us, the expanded product line permits us to supply many more departments of our customers. Through the 1995 acquisition of Segue Limited, we added a business-casual line for women and through the 2000 acquisition of Item-Eyes, we added a broad line of related sportswear, including basic woven apparel and "soft dressing".

A line of men's sweaters has also been developed over the past five years through strategic acquisitions. Hampshire Brands is licensed to manufacture and market men's sweaters under the Geoffrey Beene(R), Dockers(R) and Jantzen(R) labels. These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments for our customers.

The product lines are sold by both the Company's sales force and independent sales representatives with senior management participating in the presentations to the larger accounts.

Products
- --------
Designers Originals(R) sweaters include our traditional product - classically designed, full-fashioned, fine-gauge, Luxelon (acrylic) sweaters with a cashmere feel and look - and a variety of novelty and other sweaters. We recently introduced a fine-gauge, full-fashion, cotton sweater, which has been well received in the market.

Under the Designers Originals Studio(R) and Moving Bleu(R) labels, we sell a business-casual line for women which incorporates woven fabrics in related separates, such as blouses, pants, skirts and sweaters, in the moderate-price category. We also sell solid and jacquard chenille sweaters and seasonal theme sweaters.

Related sportswear, including blazers, pants, shirts and sweaters, and "soft dressing", are manufactured and marketed by Item-Eyes under its Requirements(R) and Nouveaux(R) labels and the private-labels of some of our customers. With our worldwide sourcing network, we have the ability to be flexible, as the mix of these products in any given year depends on demand in the market place.

Customers
- ---------
The Company's customer base has decreased due to the consolidation of the retail industry; however, management believes that the number of stores serviced by the Company has not decreased. The Company has historical relationships with many of its approximately 500 customers, which include most major department stores and mass merchandisers, specialty stores and catalog houses.

Competition
- -----------
Competitive conditions in the apparel market were difficult throughout 2000, continuing a trend which began in the prior year. Competition is primarily based on product design, price, quality and service. While the Company faces competition from a large number of manufacturers located in the United States, its primary competition comes from manufacturers located in Southeast Asia.

The foreign competitors benefit from production cost advantages, which are offset in part by United States import quota and tariff protection. The Company continues its development of international sourcing relationships in areas where manufacturing costs are competitive. Domestic manufacturing has been reduced, and in some instances the programs have been blended with imported products in order to remain competitive.

INVESTMENT OPERATIONS
- ---------------------
Hampshire Investments was established by the Company in 1997 to diversify the asset base of the Company. At the end of 2000, the carrying value of its investments was approximately $28 million, of which approximately 80% was in real properties.

The investment decisions of Hampshire Investments are primarily made by the Investment Committee of the Board of Directors headed by Ludwig Kuttner, Chief Executive Officer of the Company. Mr. Kuttner has privately invested in real property over the past 25 years.

SEASONALITY
- -----------
Although the Company sells apparel throughout the year, the business is highly seasonal, with approximately 70% of sales occurring during the third and fourth quarter.

BACKLOG
- -------
The sales order backlog for the Apparel Segment was approximately $133 million as of March 2, 2001, compared with approximately $60 million as of March 3, 2000. The March 2, 2001 backlog includes approximately $61 million of sales orders of Item-Eyes, which was acquired during 2000. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

TRADEMARKS
- ----------
The Company considers its trademarks to have value in the marketing of its products. The Company has entered into licensing agreements to manufacture and market men's sweaters under certain trademarks for which it pays a royalty fee. The licensing agreements are normally for a three-year initial term with an option to renew providing that the Company achieves a specified sales level during the term.

ELECTRONIC INFORMATION SYSTEMS
- ------------------------------
In order to schedule manufacturing, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of integrated electronic information systems applications. More than 70% of all orders are received electronically. These orders are generated by the customers' computer systems based on their sales and inventory levels. The Company's advance ship notices and invoices are sent to customers electronically, which results in the timely updating of the customer's inventory system.

CREDIT AND COLLECTION
- ---------------------
The Company manages its credit and collection functions by evaluating, approving and monitoring the credit lines of its customers. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The Company believes that its credit and collection staff has been a significant factor in maximizing sales opportunities while minimizing bad debt losses during a period of consolidation and restructuring of its retail customers.

CUSTOMER CONCENTRATION
- ----------------------
The Company had sales to two major customers (defined as sales in excess of 10% of total sales) during 2000, which represented 15% and 14% of total sales, three major customers during 1999, which represented 14%, 11% and 10%, and three major customers in 1998, which represented 14%, 10% and 10% of total sales. The Company's five largest customers accounted for approximately 50% of the Company's consolidated sales in 2000, compared with 51% in 1999 and 48% in 1998.

EMPLOYEES
- ---------
As of March 2, 2001, the Company had approximately 225 full-time employees and 2 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for 14 hourly employees of Item-Eyes, Inc. which are represented by Unite Labor Union under an agreement expiring in August 2004.

GOVERNMENTAL REGULATION
- -----------------------
The Company's business is subject to regulation by federal, state and local governmental agencies dealing with environmental protection. Certain of these regulations, which include provisions regulating air quality, water quality, disposal of waste products and employee safety, are technical in nature and require extensive controls to assure compliance with their provisions. The Company believes it has operated, and intends to continue to operate, in compliance in all material respects with these regulations.

The World Trade Organization was established in 1995 as the governing body for international trade between the United States and 140 foreign countries. As a result of various multilateral and bilateral agreements between the United States and certain foreign countries negotiated under the framework established by the World Trade Organization agreements, the Apparel Segment benefits from limited import quota and tariff protection in certain categories of its business. These quotas and tariffs are expected to continue in some form through 2004. The agreements impose quotas on the amount and type of competing goods, which may be shipped into the United States from some countries. The profitability of the Apparel Segment could be adversely affected if the quotas and tariffs were substantially reduced or eliminated.

The North American Free Trade Agreement ("NAFTA"), approved in 1993 by the United States, Canada and Mexico, has in most part eliminated quotas and tariffs among these three countries.

ITEM 2 - PROPERTIES
- -------------------
The Company leases its corporate office and all of its sales offices/showrooms and distribution centers. The Company believes that all of its properties are well maintained, in good condition and are generally suitable for their intended use. The Company's principal properties are described in the table below.

===============================================================================
                                                       Square        Lease
             Properties                                Footage     Expiration(1)
 -----------------------------------------------      ---------    -------------
Corporate Office - Anderson, South Carolina            10,500        04/30/06

Hampshire Designers
  Sales Office and Showroom - New York, New York       24,000        08/31/11
  Distribution Center - Anderson, South Carolina       57,000        04/30/06
  Distribution Center - Winona, Minnesota              40,000        10/31/07

Item-Eyes
  Sales Office and Showroom - New York, New York        6,000        04/30/04
  Operations Center - New York, New York               16,000        06/30/05
  Administrative Offices  - Hauppauge, New York         6,000        05/31/05

(1) Assuming the exercise of all options to renew.
==============================================================================

The Company also utilizes public warehouses in New Jersey and California to receive and distribute imported merchandise.

ITEM 3 - LEGAL PROCEEDINGS
- --------------------------
The Company is from time to time involved in litigation incidental to the conduct of its business. The Company's management believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
No matters were submitted to a vote of Stockholders during the fourth quarter of fiscal year 2000.


                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
- --------------------------------------------------------------
The Company's Common Stock is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "HAMP". The quarterly high and low bid quotations on NASDAQ for 1999 and 2000 are presented on Page F-32 of this Annual Report on Form 10-K. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 22, 2001, the Company had approximately 475 stockholders of record.

The Company has never declared any dividends with respect to its Common Stock. Any determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Senior Notes Agreement, as amended September 5, 2000 and the Hampshire Group, Limited Revolving Credit Agreement of even date, contain covenants placing limitations on "restricted payments", which includes payment of cash dividends. See Note 9 to the consolidated financial statements.

ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------
Selected Consolidated Financial Data (in thousands, except per share data)
INCOME STATEMENT DATA (1)
Year Ended December 31,        2000 (2)    1999     1998      1997      1996
- -------------------------------------------------------------------------------
Net sales                     $196,882  $151,317  $168,688  $140,807  $117,575
Cost of goods sold             156,753   121,617   133,769   107,726    88,395
                               ------------------------------------------------
Gross profit                    40,129    29,700    34,919    33,081    29,180
Rental and other revenue         2,281     2,005       942       507        43
                               ------------------------------------------------
                                42,410    31,705    35,426    33,124    30,122
Selling, general and
  administrative expenses       31,666    25,111    24,971    21,156    19,494
Gain) loss on sale of property,
  plant and equipment           (2,308)      285         1        (3)      717

Net investment transactions
  and impairment                   465       394     2,267       -         -
                               ------------------------------------------------
Income from operations          12,587     5,915     8,187    11,971     9,911
Other income (expense):
  Interest expense              (3,410)   (1,967)   (1,696)     (824)     (716)
  Interest income                1,353       729       243       363       195
  Other                           (214)    1,419       270      (142)      (40)
                               ------------------------------------------------
Income before provision
  for income taxes and
  discontinued operations       10,316     6,096     7,004    11,368     9,350
Income tax (provision) benefit:
  Current                       (2,157)     (563)   (1,471)   (2,649)   (1,780)
  Deferred                         (14)     (337)      194       200     3,900(3)
                               ------------------------------------------------
Income from continuing
  operations                    $8,145    $5,196    $5,727    $8,919   $11,470
                               ================================================

Income per share from  Basic     $1.91     $1.27     $1.39     $2.27     $2.99
  continuing operations:       ================================================
                       Diluted   $1.88     $1.22     $1.29     $2.00     $2.62
                               ================================================
Weighted average
  number of shares     Basic     4,265     4,100     4,128     3,856     3,778
  of shares outstanding:       ================================================
                       Diluted   4,341     4,257     4,443     4,465     4,379
                               ================================================

ITEM 6 - SELECTED FINANCIAL DATA              (CONTINUED)
- --------------------------------
Selected Consolidated Financial Data (in thousands, except per share data)
BALANCE SHEET DATA
- -------------------------------------------------------------------------------
December 31,                    2000      1999      1998      1997    1996
- -------------------------------------------------------------------------------
Cash and cash equivalents     $ 10,517  $ 23,831  $ 13,886   $12,003  $20,385
Working capital                 58,184    56,141    51,283    36,303   37,220
Total assets                   132,652   103,594   100,848    80,585   71,930
                              --------------------------------------------------
Long-term debt
  (less current portion)
  and deferred compensation     26,393    27,039    22,505     7,166   10,869
Total debt (4)                  31,821    28,457    24,287    10,577   14,364
Stockholders' equity (5)        79,640    67,326    63,403    57,710   47,275
                              -------------------------------------------------
Book value per share            $17.15    $16.36    $15.03    $13.96   $12.17
                              =================================================

(1) The Income Statement Data represents only continuing operations.
(2) Includes the results of operations of Item-Eyes, Inc. from August 20, 2000, the date of acquisition.
(3) Income from continuing operations for 1996 includes a $3.9 million deferred tax benefit adjustment and earnings per share includes $0.89 relative to the adjustment.
(4) Includes long-term debt, current portion thereof, borrowing under lines of credit, related party debt, subordinated notes and deferred compensation.
(5) No dividends were declared on Common Stock during any of the periods presented above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF COMPANY SEGMENTS
The following table sets forth information with respect to the segments of the
Company's business (3):
Year Ended December 31,                      2000         1999         1998
- ------------------------------------------------------------------------------
Net sales                 Apparel          $196,882     $151,317     $168,688
- ------------------------------------------------------------------------------
Gross profit              Apparel            40,129       29,700       34,919
                                               20.4%        19.6%        20.7%
- ------------------------------------------------------------------------------
Rental revenue            Investments         2,281        2,005          507
- ------------------------------------------------------------------------------
Total revenue                               199,163      153,322      169,195
- ------------------------------------------------------------------------------
Selling, general and      Apparel            27,428       20,715       21,966
  administrative expenses Investments (1)     1,646        1,242          482
                          Corporate (2)       2,592        3,154        2,523
- ------------------------------------------------------------------------------
                                             31,666       25,111       24,971
                                               15.9%        16.4%        14.8%
Gain (loss) on sale of
  property, plant and equipment              (2,308)         285            1
Net investment transactions
  and impairment charges                        465          394        2,267
- ------------------------------------------------------------------------------
                                             29,823       25,790       27,239
- ------------------------------------------------------------------------------
Income from operations    Apparel            13,739        8,700       12,940
                          Investments            13          295       (2,242)
                          Corporate          (1,165)      (3,080)      (2,511)
- ------------------------------------------------------------------------------
Income from operations                       12,587        5,915        8,187
                                                6.3%         3.9%         4.8%
Interest expense                             (3,410)      (1,967)      (1,696)
Interest income                               1,353          729          243
Other income (expense) (2)                     (214)       1,419          270
- -------------------------------------------------------------------------------
Income from continuing
  operations before income taxes           $ 10,316      $ 6,096      $ 7,004
===============================================================================

(1) Selling, general and administrative expenses of Hampshire Investments include depreciation of $822,000, $624,000 and $180,000 for 2000, 1999 and
     1998, respectively.

(2) Selling, general and administrative expenses for corporate include an adjustment of ($452,000), $744,000 and $169,000 for 2000, 1999 and 1998,
     respectively, to compensation expense resulting from the market gain or
     (loss) in the Company's Deferred Compensation Plan, and other income (expense) includes a like amount recording the increase (decrease) in the market value of the underlying securities.

(3) Additional segment data is provided in Note 18 of the consolidated financial statements included in this Annual Report.

RESULTS OF OPERATIONS

2000 Compared With 1999
- -----------------------
Effective August 20, 2000, Hampshire Group, Limited concluded the acquisition of substantially all the assets and business of Item-Eyes, Inc., a privately held sportswear company; and accordingly the operating results of the subsidiary (the "Acquired Business") have been included in the results of the Company subsequent to that date. The business of the Company prior to the acquisition of the Acquired Business is referred to herein as the existing business (the "Existing Business"). Refer to Note 2 of the consolidated financial statements included in this Annual Report for more detail on the specifics of the transaction.

Consolidated income from continuing operations of the Company for the year ended December 31, 2000 was $8,145,000, or $1.88 per share on a diluted basis as compared with $5,196,000, or $1.22 per share on a diluted basis, for the preceding year.

Consolidated net sales of the Company were $196,882,000 in 2000 compared with $151,317,000 in 1999. The Acquired Business accounted for $43,995,000 in net sales, while the net sales of the Existing Business of the Company increased 1.0%. The increased sales in the Existing Business primarily resulted from the first year's sales of the new Dockers(R) brand.

Revenues of the Investment Segment were $2,281,000 in 2000 compared with $2,005,000 in 1999. The increase resulted from additional property acquired and renovated real property units, which were leased in late 1999 and during 2000.

Gross margin of the Company's Apparel Segment in 2000 was $40,129,000, 20.4% of net sales, compared to $29,700,000, 19.6% in the prior year. The Acquired Business accounted for the additional increase in gross margin and the 0.8% difference.

Selling, general and administrative expenses ("SG&A") of the Company were $31,666,000 in 2000 compared with $25,111,000 in 1999. The SG&A of the Acquired Business accounted for $4,918,000 or 75.0% of the increase for the year. The first year sales of Dockers(R) sweater line also contributed to the increase in SG&A.

SG&A expenses for the Investment Segment were $1,646,000 for 2000 and $1,242,000 for 1999. The increase resulted primarily from added operating expenses for acquired property and additional depreciation expense, which increased from $624,000 in 1999 to $822,000 in 2000.

During the second quarter of 2000, the Company sold its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation. The final accounting for the sale resulted in a gain of $632,000, after recognizing $2,169,000 of estimated exit costs associated with closing the domestic manufacturing facilities and impairment charges of $849,000 for fixed assets and $819,000 for goodwill. (This transaction is explained in more detail in Note 15 of the consolidated financial statements included in this Annual Report.)

In the fourth quarter of 2000 the Company sold the hosiery equipment. The Company had lease revenues from this equipment during 2000 of $747,000, in addition to the $523,000 gain on the sale of this equipment. (This transaction is explained in more detail in Note 16 of the consolidated financial statements included in this Annual Report.)

During 2000 the Company sold certain equipment located in Mexico and property located in Winona, Minnesota, which resulted in a gain of $406,000. In the fourth quarter of 1999, the Company recorded a $300,000 impairment charge for the closing of a distribution center in Winona, Minnesota. Sales of property and equipment during 1999 resulted in a $15,000 gain.

In 2000 the Investments Segment reported "net investment transactions and impairment charges" of $465,000 compared to $394,000 in 1999. The amount reported for 2000 primarily includes an impairment charge of $300,000 on two European investments; an impairment charge against two notes of $147,000; a loss on the sale and permanent write down of available-for-sale securities of $658,000; all of which were netted with the gain on the sale of a real property of $735,000 and other gains and losses. In the $394,000 reported in 1999, the Company recognized an impairment charge of $425,000, which was netted against other investment gains and losses.

Interest expense was $3,410,000 in 2000 and $1,967,000 in 1999. Approximately $209,000 of this increase resulted from the additional financing of real properties. The balance of the increase in interest expense related primarily to the financing of the acquisition of the Acquired Business.

Interest income was $1,353,000 in 2000 compared to $729,000 in 1999. The additional interest income resulted primarily from the increased cash position the Company had during the first half of 2000. Also reflected in interest income is approximately $218,000 of interest income related to the promissory note received in connection with the sale of the manufacturing facilities, explained in more detail in Note 15 of the consolidated financial statements included in this Annual Report and $319,000 interest income on the promissory note and other obligations from Vision Legwear.

The income tax provision was $2,171,000 in 2000 compared with $900,000 in 1999. The increase in the effective tax rate to 21% for 2000 as compared to 14.8% for the prior year resulted from two factors. First, a larger percentage of the taxable income was generated in the United States in 2000 versus 1999 when a larger percentage was generated in Puerto Rico, and such income was exempt from Federal regular income taxes pursuant to an election under Section 936 of the Internal Revenue Code. Second, the gain on the sale of the manufacturing facilities in Puerto Rico resulted in an additional $600,000 provision for taxes in Puerto Rico. Because of the sale of the manufacturing facilities in Puerto Rico, the Company expects to benefit from a significant portion of the net operating loss carryforward. As a result, the valuation allowance of $1,869,000 was reversed in 2000.

1999 Compared With 1998
- -----------------------
Consolidated income from continuing operations of the Company for the year ended December 31, 1999 was $5,196,000, or $1.22 per share on a diluted basis, as compared with $5,727,000, or $1.29 per share on a diluted basis, for the preceding year.

Consolidated net sales of the Company were $151,317,000 in 1999 compared with $168,688,000 in 1998. The 10.3% decrease in net sales is attributed primarily to the men's non-branded lines. A large customer of the Winona Knitting Mills Division ("Winona") eliminated from its catalog a product which had generated substantial sales units in previous years. In addition, failure by contractors to make timely delivery and the delivery of products which failed to meet specifications also resulted in loss of sales. The combination of these factors accounted for approximately 64.0% of the decrease in annual net sales of the Company.

Approximately 25.3% of the decrease in net sales resulted from a decrease in net sales of orlon women's sweaters because of price competition. The balance of the decrease in net sales resulted primarily from a change in product mix and average price of units sold.

Revenues of the Investments Segment were $2,005,000 in 1999 compared with $507,000 in 1998. The increase reflected of the real property units being renovated and leased in 1999.

Gross margin of the Company's Apparel Segment in 1999 was 19.6% percent of net sales, compared with 20.7% for the prior year. The reduction is primarily attributed to reduced prices and to reduced unit volume in respect to men's non-branded sweaters.

Selling, general and administrative expenses ("SG&A") of the Company were $25,111,000 in 1999 compared with $24,971,000 in 1998. The increase was primarily due to the increased expenses, including initial expenses that launched the Dockers brand in 2000. As a percentage of total revenue, SG&A was 16.4% for 1999 compared with 14.8% for the prior year.

Income from operations was $5,915,000 in 1999, compared with $8,187,000 in 1998. Income for 1998 also included a $2,500,000 asset impairment charge for the Investments Segment. The income from operations for 1999 includes $725,000 of impairment charges, which were recognized for the estimated losses on distribution center assets in the reduction in the value of certain foreign investments. The balance of the decrease resulted principally from the reduction in net sales and gross margin as explained above.

Other income consists primarily of $744,000 gains on the market value of securities held in the Company's Deferred Compensation Plan (and a like amount was charged against selling, general and administrative expenses as compensation of executives), $270,000 of lease revenue from the hosiery equipment leased by Vision Legwear, Inc. and a $100,000 consulting fee from Vision.

The income tax provision was $900,000 in 1999 compared with $1,277,000 in 1998. The decrease in the effective tax rate from 18.2% in 1998 to 14.8% in 1999 is primarily the result of a smaller percentage of taxable income being generated in the United States and an increased deferred state tax credit. The effective tax rate is lower than the statutory rate because substantially all of the income of the Company's Puerto Rican subsidiary was exempt from Federal regular income taxes pursuant to an election under Section 936 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The liquidity and capital requirements of the Company relate principally to funding working capital for current operations, with the increase in inventory and accounts receivable reaching their maximum seasonal requirement in the third quarter, servicing long-term debt and funding the investments of Hampshire Investments. The primary resources to meet the liquidity and capital requirements include funds generated by operations, revolving credit lines and long-term notes.

The Company has increased its principal credit facility with a consortium of six commercial banks with The Chase Manhattan Bank, New York, as agent. To provide the working capital, the Company negotiated a three-year Revolving Credit Agreement, dated September 5, 2000, which provides a secured credit facility up to $97.9 million in revolving line of credit and letters of credit. Advances under the credit facility are limited by the amount of assets securing the facility, but the facility includes a provision for over-advance during the peak borrowing periods. Advances under the facility are limited to the lesser of (i)

$97.9 million, or (ii) the sum of 85% of the eligible accounts receivable, 50% of eligible inventories, 50% of eligible letters of credit, plus a seasonal adjustment, reduced by the aggregate letters of credit outstanding.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the Company's trade accounts receivable, inventory and a pledge of the outstanding balance due from the Company's factor. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, and the Common Stock of its subsidiaries, and such subsidiaries guarantee the performance of the Company. No advances were outstanding under the line of credit at December 31, 2000 or 1999, which resulted in availability for borrowing of approximately $24 million under the line of credit at December 31, 2000.

The Company also maintains another $2 million unsecured credit facility for Hampshire Designers for peak period financing. The line, renewed annually, is available to fund letters of credit.

The maximum advances outstanding during 2000 under all lines of credit was $61.7 million. The average amount outstanding during the period subsequent to the acquisition of Item-Eyes was approximately $39.5 million. At December 31, 2000 there were no advances outstanding. Outstanding letters of credit of all lines totaled approximately $11.9 million at December 31, 2000.

During 1998, the Company issued $15 million of 7.05% long-term notes to two insurance companies (the "Senior Notes"). Interest is payable semi-annually and the Senior Notes are collateralized pari passu with the Revolving Credit Facility.

As a result of the disposal of the manufacturing facilities and the acquisition of Item-Eyes, the Company entered into Amendment No. l to the Senior Note Agreement on September 5, 2000. The Amendment provides for: (i) an interest rate of 8.00% per annum and (ii) a payment of $937,500 on September 5, 2000 and 15 semi-annual installments of $937,500 each, commencing January 2, 2001. In consideration of the above, the Senior Note Holders waived receipt of any portion of the proceeds from the Company's sale of its manufacturing facilities.

The Company's revolving credit facility and Senior Notes contain certain covenants which require certain financial performance, including minimum net worth and specified current ratio and fixed charge coverage ratios, and which restricts the sale of assets and certain payments, including dividends and investments. The Company was in compliance with the loan covenants at December 31, 2000.

The Company ended 2000 with cash and cash equivalents totaling $10.5 million after using $44.1 million in the acquisition of Item-Eyes, including paying the Item-Eyes revolving line of credit of approximately $31 million.

Cash from operating activities totaling $26.3 million was generated from net income of $8.5 million, depreciation and amortization of $3.4 million, net gains on the sale of the manufacturing facilities and various investments and approximately $15.5 million of cash flows generated by changes in the working capital accounts.

Cash used in investing activities was $44.7 million in 2000, principally $44.1 million for the acquisition of Item-Eyes and $9.0 million in the Investments Segment for purchase of real property and other investments offset by $6.4 million in proceeds from the sale of manufacturing facilities and other property and equipment. Cash of $3.0 million was generated by the Company from repayment of Notes. Capital expenditures were $186,000 in 2000 as compared with

$915,000 in 1999. The Company has restructured its manufacturing operations shifting its manufacturing to outside sourcing, thus reducing manufacturing capital requirements.

Cash provided by financing activities was $5.0 million in 2000, principally representing long-term debt borrowings of $7.0 million offset by repayment of long-term debt of $2.2 million. The Board of Directors of the Company has authorized management to purchase from time-to-time in the open market shares of its Common Stock. During 2000, the Company repurchased 22,657 shares of Common Stock for $203,000. Such purchases were made to meet the requirements to fund the Company's Common Stock Purchase Plan and Stock Option Plan.

Management believes that cash flow from operations, available borrowings under the credit facilities and long-term borrowing will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

OUTLOOK
- -------
The Company believes that the primary reason for its success in recent years has been its ability to offer new products and the highest level of quality and services to its customers. Management is committed to continue to offer such quality and services to its customers. Management recognizes that price competition in the apparel market can adversely affect earnings of the Company. To meet such competition, management restructured the Company's manufacturing operations, which resulted in a strategic shift to foreign sourcing.

Over the past five years, the retail industry has consolidated through acquisitions and mergers. Further, retailers have concentrated more volume with a fewer number of vendors. The Company has responded by expanding its product line in the sweater business and by acquiring Item-Eyes. By increasing its utilization of foreign sources, the Company can offer more variety in yarns, styling and surface treatment.

Seasonality
- -----------
The Company's apparel business, particularly the sale of sweaters to its customers, is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

Effects of Changing Prices
- --------------------------
The Company is subject to the effects of changing prices. It has generally been able to pass along a majority of inflationary increases in its costs by increasing the prices for its products; however, market conditions sometimes preclude this practice.

Accounting Standard Adopted Subsequent to Year End
- --------------------------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. SFAS No. 137 delayed implementation of the statement and as a result, it became effective for the Company on January 1, 2001. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- ---------------------------------------------------------------------
The long-term debt of the Company is at fixed interest rates, which were at market when the debt was refinanced on September 5, 2000 and closely approximated market at December 31, 2000. The short-term debt of the Company has variable interest rates based on the prime rate of the financial institution purchasing the debt. The Company had no short-term debt outstanding at December 31, 2000.

A hypothetical 100 basis point adverse charge in interest rates relating to the Company's revolving credit facility for fiscal 2000 and 1999 would have decreased pre-tax income by approximately $130,000 and $39,000, respectively.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit, which require the payment of dollars upon receipt of bills of lading for the sweaters. Prices are fixed in dollars at the time letters of credit are issued.

With the exception of Hampshire Praha, the Company's 70% owned subsidiary, Hampshire Investments does not issue or own foreign indebtedness. Hampshire Investments either purchases foreign based assets with dollars or with foreign currency purchased with dollars, on or near the closing date. Real property owned by Hampshire Investments and located outside the United States is leased for either US dollars or other stable currency. The primary foreign currency risk for Hampshire Investments is the impact of fluctuations that such currencies have on the businesses of the lessees of real property owned by Hampshire Investments.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------
The information required to be presented in this Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------
As reported in Form 8-K, the Company on October 14, 1999, upon recommendation of the Audit Committee, changed to Deloitte & Touche LLP as its independent accountants from PricewaterhouseCoopers LLP. The action was approved by the Board of Directors of the Company.

There were no disagreements with independent accountants on accounting or financial disclosure during the three fiscal years ended December 31, 2000, 1999 and 1998.

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


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------
The information concerning the Company's directors and executive officers required to be presented in this Item 10 is incorporated herein by reference to the Company's 2001 Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION
- --------------------------------
The information concerning executive compensation required to be presented in this Item 11 is incorporated herein by reference to the Company's 2001 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------
The information concerning security ownership of certain beneficial owners and management required to be presented in this Item 12 is incorporated herein by reference to the Company's 2001 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------
The information concerning certain relationships and related transactions required to be presented in this Item 13 is incorporated herein by reference to the Company's 2001 Proxy Statement.

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

    (3) Exhibits

    Exhibit No.                  Description                          Footnote
    -----------  --------------------------------------------------   ---------
                 Exhibits Incorporated by References:
                 -----------------------------------
     (3)(A)      Restated Certificate of Incorporation of Hampshire
                  Group, Limited                                            1
     (3)(A)(1)   Certificate of Amendment to the Certificate of
                  Incorporation of Hampshire Group, Limited                 1
     (3)(A)(2)   Amended and Restated By-Laws of Hampshire Group, Limited   1
     (3)(B)(6)   Merger Agreement between Hampshire Designers, Inc. and
                  Segue (America) Limited dated December 30, 1999           3
     (10)(A)(3)  Employment Agreement between Hampshire Group, Limited
                  and Ludwig Kuttner dated as of January 1, 1998            2
     (10)(B)(1)  Form of Hampshire Group, Limited 1992 Stock Option Plan
                  Amended and Restated effective June 7, 1995               1
     (10)(C)(1)  Form of Hampshire Group, Limited and Affiliates Common
                  Stock Purchase Plan for Directors and Executives Amended
                  and Restated effective June 7, 1995                       1
     (10)(D)(1)  Form of Hampshire Group, Limited and Subsidiaries 401(k)
                  Retirement Savings Plan                                   1
     (10)(D)(2)  Form of Hampshire Group, Limited Voluntary Deferred
                  Compensation Plan for Directors and Executives Amended
                  and Restated December 30, 1997                            1
     (10)(H)(1)  Note Purchase Agreement between Hampshire Group,
                  Limited Phoenix Home Life Mutual Insurance Company
                  and The Ohio National Life Insurance Company dated
                  May 15, 1998                                              2
     (10)(J)(5)  Renewed Lease Agreement between Hampshire Designers, Inc.
                  and Commerce Center Associates, Inc. for the Company's Anderson, South Carolina corporate offices dated
                  August 1, 1998                                            2
- -----------------------------------------------------------------------------
                       (Exhibits continued on next page)

                    (Exhibits continued from previous page)

    Exhibit No.                  Description                          Footnote
    -----------  --------------------------------------------------   ---------
     (10)(J)(6)  Renewed Lease Agreement between Hampshire Designers,
                  Inc. and Commerce Center Associates, Inc. for the
                  Company's Anderson, South Carolina distribution center
                  dated August 1, 1998                                      2
     (10)(J)(7)  Lease Agreement between Hampshire Designers, Inc. and
                  Peter Woodworth and Joyce Woodworth for the Winona,
                  Minnesota Distribution Center dated June 15, 1999.        3
     (10)(M)     Agreement between Glamourette Fashion Mills, Inc. and
                  The Commonwealth of Puerto Rico on Repatriation of
                  Earnings (the "Closing Agreement"), dated June 30, 1993   3
     (10)(U)     Agreement between Hampshire Designers, Inc. and Vision
                  Legwear LLC, dated May 27, 1999 for the disposal of the
                  hosiery business                                          4
      4.1        Amendment No. 1, dated September 5, 2000 to the Note
                  Purchase Agreement, dated as of May 15, 1998, among the Company, the Guarantors named therein, Phoenix Home
                  Life Mutual Insurance Company and the Ohio National
                  Life Insurance Company.                                   5
      10.1       Asset Purchase Agreement among Vintage III, Inc.,
                  Hampshire Group, Limited, Item-Eyes, Inc. and certain
                  other parties, dated June 26, 2000.                       5
      10.2       Amended and Restated Credit Agreement and Guaranty among
                  Hampshire Group, Limited, the Guarantors named therein,
                  the Banks named therein and The Chase Manhattan Bank as
                  agent for the Banks, dated September 5, 2000.             5
      10.3       Term Loan Agreement between Merchants National Bank and
                  Hampshire Group, Limited dated as of September 20, 2000.  6


- ------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K.
(3) Incorporated by reference to the Company's 1999 Annual Report on Form 10-K.
(4) Incorporated by reference to the Company's June 15, 1999 Report on Form 8-K.
(5) Incorporated by reference to the Company's September 15, 2000 Report on
    Form 8-K.
(6) Incorporated by reference to the Company's November 9, 2000 Report on Form 8-K/A.

                Exhibits filed herewith:
                -------------------------
      21        Subsidiaries of the Company

      23        Consent of Deloitte & Touche LLP

      23(A)     Consent of PricewaterhouseCoopers LLP

(b)  Reports on Form 8-K filed during the quarter.

A report on Form 8-K/A was filed on November 9, 2000, regarding the acquisition of Item-Eyes, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson and the State of South Carolina on this 23rd day of March 2001.

                                        HAMPSHIRE GROUP, LIMITED


                                        By:  /s/ LUDWIG KUTTNER
                                        ----------------------------------
                                        Ludwig Kuttner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

- ------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ LUDWIG KUTTNER       Chairman of the Board of Directors,     March 23, 2001
- --------------------     President and Chief Executive Officer   --------------
Ludwig Kuttner

/s/ JOEL GOLDBERG        Director                                March 23, 2001
- --------------------                                             --------------
Joel Goldberg

/s/ MICHAEL C. JACKSON   Director                                March 23, 2001
- ----------------------                                           --------------
Michael C. Jackson

/s/ HARVEY L. SPERRY     Director                                March 23, 2001
- ----------------------                                           --------------
Harvey L. Sperry

/s/ EUGENE WARSAW        Director                                March 23, 2001
- ----------------------                                           --------------
Eugene Warsaw

/s/ PETER W. WOODWORTH   Director                                March 23, 2001
- ----------------------                                           --------------
Peter W. Woodworth

/s/ WILLIAM W. HODGE     Vice President and Chief                March 23, 2001
- ----------------------   Chief Financial Officer                 --------------
William W. Hodge         (Principal Financial Officer)

/s/ CHARLES W. CLAYTON   Vice President, Secretary               March 23, 2001
- -----------------------  and Treasurer                           --------------
Charles W. Clayton       (Principal Accounting Officer)

                            HAMPSHIRE GROUP, LIMITED
                   Index To Consolidated Financial Statements

=============================================================================
                                                                       Page
                                                                       ----
Reports of Independent Accountants                                  F-2 - F-3
Consolidated Balance Sheets                                            F-4
Consolidated Statements of Income                                      F-5
Consolidated Statements of Comprehensive Income                        F-6
Consolidated Statements of Cash Flows                               F-7 - F-8
Consolidated Statements of Stockholders' Equity                        F-9
Notes to Consolidated Financial Statements                         F-10 - F-27

Financial Statement Schedules
  II.  Valuation and Qualifying Accounts and Reserves                  F-28
  III.  Real Estate and Accumulated Depreciation                   F-29 - F-30

Quarterly Financial and Stock Data                                     F-31

Report of Independent Accountants


To the Board of Directors and Stockholders
  of Hampshire Group, Limited
Anderson, South Carolina


We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 31, 2000 and 1999 listed in the index on F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the years ended December 31, 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/    DELOITTE & TOUCHE LLP
- ---------------------------------

Deloitte & Touche LLP

Greenville, South Carolina
March 15, 2001

Report of Independent Accountants


To the Board of Directors and Stockholders of Hampshire Group, Limited:


In our opinion, the accompanying consolidated statements of income, of comprehensive income, of cash flows and of stockholders' equity for the year ended December 31, 1998, present fairly, in all material respects, the results of operations and cash flows of Hampshire Group, Limited and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 1998 which are listed in the accompanying index on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Hampshire Group, Limited for any period subsequent to December 31, 1998.




/s/ PricewaterhouseCoopers LLP
- --------------------------------
Atlanta, Georgia
March 11, 1999

 HAMPSHIRE GROUP, LIMITED
 CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)
===============================================================================
December 31,                                               2000        1999
- -------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 10,517     $ 23,831
  Accounts receivable trade - net                          32,898       16,732
  Notes and other receivables - net                         3,864        2,294
  Inventories - net                                        33,222       17,400
  Deferred tax asset                                        3,714        4,202
  Other current assets                                        588          911
                                                        -----------------------
    Total current assets                                   84,803       65,370
                                                        -----------------------
Property, plant and equipment - net                         2,644       10,149
Real property investments - net                            22,793       16,538
Long-term investments - net                                 5,350        4,537
Notes receivable - long-term - net                          2,473          267
Trading securities held in retirement trust                 1,349        2,101
Deferred tax asset                                          2,248        1,969
Intangible assets - net                                     9,692        2,553
Other assets                                                1,300          110
                                                         ----------------------
                                                         $132,652     $103,594
                                                         ======================
- -------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Current portion of long-term debt                      $  5,428     $  1,418
  Accounts payable                                         11,148        3,787
  Accrued expenses and other liabilities                   10,043        4,024
                                                         ----------------------
    Total current liabilities                              26,619        9,229
Long-term debt, less current portion                       22,777       24,170
Subordinated notes payable                                  1,863          -
Deferred compensation                                       1,753        2,869
                                                         ----------------------
    Total liabilities                                      53,012       36,268
                                                         ----------------------
Commitments and contingencies
- -------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common Stock, $0.10 par value; 4,651,556 (2000) and
  4,183,447 (1999) shares issued and 4,644,993 (2000)
  and 4,115,314 (1999) shares outstanding                     465          418
Additional paid-in capital                                 30,816       27,762
Retained earnings                                          48,501       40,182
Accumulated other comprehensive loss                          (75)        (334)
Treasury stock, 6,563 (2000) and 68,133 (1999)
  shares at cost                                              (67)        (702)
                                                         ----------------------
    Total stockholders' equity                             79,640       67,326
                                                         ----------------------
                                                         $132,652     $103,594
                                                         ======================
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                   F-4

 HAMPSHIRE GROUP, LIMITED
 CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data)
===============================================================================
Year Ended December 31,                             2000       1999      1998
- -------------------------------------------------------------------------------
Net sales                                        $196,882   $151,317   $168,688
Cost of goods sold                                156,753    121,617    133,769
                                              ---------------------------------
  Gross profit                                     29,700     34,919     40,129
Rental revenue                                      2,281      2,005        507
                                              ---------------------------------
                                                   42,410     31,705     35,426
Selling, general and administrative expenses       31,666     25,111     24,971
(Gain) loss on sale of property, plant and
  equipment                                        (2,308)       285          1
Net investment transactions and impairment
  charges                                             465        394      2,267
                                              ---------------------------------
Income from operations                             12,587      5,915      8,187
Other income (expense):
  Interest expense                                 (3,410)    (1,967)    (1,696)
  Interest income                                   1,353        729        243
  Other                                              (214)     1,419        270
                                              ---------------------------------
Income from continuing operations before
  provision for income taxes                       10,316      6,096      7,004
Income tax (provision) benefit:
  Current                                          (2,157)      (563)    (1,471)
  Deferred                                            (14)      (337)       194
                                              ---------------------------------
Income from continuing operations                   8,145      5,196      5,727
Gain (loss) from disposal of discontinued
  operations - net of income tax provision
  of $235 (2000) and benefit for income tax
  of $294 (1998)                                      398        -         (500)
Loss from discontinued operations
  - net of benefit for income tax of $127             -          -         (214)
                                              ---------------------------------
Net income                                       $  8,543    $ 5,196   $  5,013
                                              =================================
- -------------------------------------------------------------------------------
Income per share from       Basic                   $1.91      $1.27      $1.39
  continuing operations:                      =================================
                            Diluted                 $1.88      $1.22      $1.29
                                              =================================
Net income per share:       Basic                   $2.00      $1.27      $1.21
                                              =================================
                            Diluted                 $1.97      $1.22      $1.13
                                              =================================
Weighted average number     Basic                   4,265      4,100      4,128
  of shares outstanding:                      =================================
                            Diluted                 4,341      4,257      4,443
                                              =================================
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                            F-5

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
==============================================================================
Year Ended December 31,                            2000       1999      1998
- -------------------------------------------------------------------------------
Net income                                        $8,543     $5,196     $5,013
                                                 ------------------------------
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) on
      securities arising during periods             (128)      (105)        41
    Reclassification adjustment for
      amount included in net income                  658       (127)      (198)
                                                 ------------------------------
    Other comprehensive gain (loss)
      on securities                                  530       (232)      (157)
    Income tax benefit (provision) on
      securities                                    (196)        86         58
                                                 ------------------------------
    Unrealized gains (losses) on securities          334       (146)       (99)
  Foreign currency translation adjustment            (75)       -          -
                                                 ------------------------------
Comprehensive income                              $8,802     $5,050     $4,914
                                                 ==============================
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated STATEMENTS of Cash Flows
(in thousands)
===============================================================================
Year Ended December 31,                             2000       1999      1998
- -------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                      $ 8,543   $ 5,196   $ 5,013
  (Gain) loss from disposal of discontinued
    operations                                       (398)       -        500
  Loss from discontinued operations                   -          -        214
                                                 ------------------------------
  Income from continuing operations                 8,145     5,196     5,727
  Adjustments to reconcile income from
    continuing operations to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                 3,408     4,968     4,397
      Asset impairment charge                         787       725     2,500
      Gain on sale of manufacturing facilities       (632)      -         -
      Gain on termination of equipment lease         (296)      -         -
      Gain on sale of real estate investment         (735)      -         -
      Loss (gain) on other sales of property and
        equipment                                    (929)      (15)        1
      Loss (gain) on sale of available-for-sale
        securities                                    318      (127)     (198)
      Deferred income tax provision (benefit)          14       337      (781)
      Deferred compensation costs for executive
        officers                                      357       135       231
      Tax benefit relating to Common Stock plans       26        49       227
      Net change in operating assets and liabilities,
        net of effects of acquired or disposed
        companies:
      Receivables                                     127     4,627    (7,397)
      Inventories                                  11,943     3,389    (6,383)
      Accounts payable                              1,083    (1,985)    2,000
      Accrued expenses and other liabilities        1,939    (3,363)     (370)
      Other assets                                    392      (184)      (42)
                                                 ------------------------------
      Net cash provided by (used in) continuing
        operations                                 25,947    13,752       (88)
      Net cash provided by (used in) discontinued
        operations                                    398     3,560      (820)
                                                 ------------------------------
      Net cash provided by (used in) operating
        activities                                 26,345    17,312      (908)
- -------------------------------------------------------------------------------
Cash flows from investing activities:
  Cash used for business acquisition              (44,069)      -         -
  Capital expenditures                               (186)     (915)   (3,094)
  Proceeds from sale of real estate investment        990       -         -
  Purchase of real property and other investments  (9,039)   (8,029)   (8,551)
  Proceeds from sales of property, plant
    and equipment                                   6,415        24       580
  Purchases of available-for-sale securities          -        (308)   (1,247)
  Proceeds from sale of available-for-sale
    securities                                         35       545     1,363
  Loans and advances to investees                  (1,852)   (1,656)     (651)
  Repayments of loans and advances by investees     3,049       762        88
  Business purchase price adjustment                  -        (375)     (265)
                                                 ------------------------------
    Net cash used in investing activities         (44,657)   (9,952)  (11,777)
- -------------------------------------------------------------------------------

        (Consolidated Statements of Cash Flows continued on next page.)

Consolidated Statements of Cash Flow continued from previous page.)

Year Ended December 31,  (in thousands)            2000      1999      1998
- -------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt         6,980      4,840    16,948
  Debt issuance costs                               (563)       -        (112)
  Repayment of long-term debt                     (2,174)    (1,811)   (2,939)
  Proceeds from issuance of Common Stock             450        -         375
  Repurchase of Common Stock warrants               (133)       -         -
  Payments of deferred compensation                   (8)        (8)      -
  Proceeds from issuance of treasury stock           446        889     1,044
  Purchases of treasury stock                        -       (1,325)     (748)
                                              ---------------------------------
    Net cash provided by financing activities      4,998      2,585    14,568
- -------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                    (13,314)     9,945     1,883
Cash and cash equivalents - beginning of year     23,831     13,886    12,003
                                              ---------------------------------
Cash and cash equivalents - end of year          $10,517    $23,831   $13,886
- ----------------------------------------------=================================
Supplementary disclosure of cash flow information
- ------------------------------------------------------------------------------
Cash paid during the year for:  Interest          $2,890     $2,706    $1,434
                                Income taxes         413        571     2,692
Non-cash investing and financing activities:
  Adjustment of purchase price-return of stock
    held in escrow                                   -          -         725
  Long-term debt-acquisition of real property        -          -         575
  Settlement of long-term debt upon sale of real
    property                                       1,376        -         -
  Settlement of long-term debt upon sale of
    property, plant and equipment                  1,050        -         -
  Note receivable from sale of property,
    plant and equipment                            5,118        -         -
  Issuance of Common Stock for business
    acquisition                                    2,723        -         -
  Issuance of Subordinated Notes payable for
    business acquisition                           2,100        -         -
  Treasury stock acquired from options exercised     203        -         -
  Sale of investments to related party, settled by
    forgiveness of certain liabilities owed to
    related party                                    775        -         -
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated STATEMENTS of Stockholders' Equity
(in thousands, except share data)
=============================================================================================================
                                                                            Accumulated
                                                      Additional               Other
Year Ended December 31,             Common Stock      Paid-In    Retained   Comprehen-   Treasury
1998, 1999 and 2000               Shares   Amount     Capital    Earnings    sive Loss     Stock     Total
- ------------------------------------------------------------------------------------------------------------
Balance - January 1, 1998       4,135,125   $  419      $27,474   $30,886     ($ 89)      ($ 980)  $ 57,710
Net income for the year             -          -           -        5,013       -            -        5,013
Additional shares issued
  for business acquisition         17,952        2          204       -         -            -          206
Purchase of treasury stock        (44,200)     -           -          -         -           (748)      (748)
Shares issued under the
  Common Stock plans              103,369        4          371      (440)      -          1,159      1,094
Tax benefit relating to
  Common Stock plans                  -        -            227       -         -            -          227
Deferred compensation payable
  in Company shares               314,050      -            -         -         -          2,903      2,903
Shares held in trust for deferred
  compensation liability         (314,050)     -            -         -         -         (2,903)    (2,903)
Unrealized loss on available-
  for-sale securities - net         -          -            -         -         (99)         -          (99)
- ------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998     4,218,246      425       28,276    35,459      (188)        (569)    63,403
Net income for the year               -        -            -       5,196       -            -        5,196
Escrow shares retired             (90,625)      (9)        (716)      -         -            -         (725)
Purchase of treasury stock       (149,175)     -            -         -         -         (1,325)    (1,325)
Shares issued under the
 Common Stock plans               136,868        2          153      (473)      -          1,192        874
Tax benefit relating to
 Common Stock plans                   -        -             49       -         -            -           49
Deferred compensation payable
 in Company shares                331,478      -            -         -         -          3,039      3,039
Shares held in trust for deferred
 compensation liability          (331,478)     -            -         -         -         (3,039)    (3,039)
Unrealized loss on available-
 for-sale securities - net             -       -            -         -        (146)         -         (146)
- -------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999     4,115,314      418       27,762    40,182      (334)        (702)    67,326
Net income for the year               -        -            -       8,543       -            -        8,543
Shares issued for business
 acquisition                      395,382       40        2,683       -         -            -        2,723
Shares issued under warrant
 exercise                          72,727        7          443       -         -            -          450
Repurchase of stock warrants          -        -            (98)      (35)      -            -         (133)
Purchase of treasury stock        (22,657)     -            -         -         -           (203)      (203)
Shares issued under the
 Common Stock plans                84,227      -            -        (189)      -            838        649
Tax benefit relating to
 Common Stock plans                   -        -             26       -         -            -           26
Deferred compensation payable
 in Company shares                345,952      -            -         -         -          3,129      3,129
Shares held in trust for deferred
 compensation liability          (345,952)     -            -         -         -         (3,129)    (3,129)
Reclassification adjustment on
 sale of securities for amount
 included in net income               -        -            -         -         334          -          334
Unrealized loss on currency
 translation                          -        -            -         -         (75)         -          (75)
- --------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000     4,644,993     $465      $30,816   $48,501     ($ 75)      ($  67)   $79,640
- ----------------------------==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------
Note 1 - Summary of Significant Accounting Policies
- ---------------------------------------------------
Hampshire Group, Limited (the "Company"), through its subsidiaries, engages in the apparel business and invests in real property. The Company, with headquarters in Anderson, South Carolina operates in two segments, Apparel and Investments. The Company's apparel products are sold primarily in the United States through various retail and catalog companies. The investment company, with subsidiaries located in the United Kingdom, the Cayman Islands and the Czech Republic, acquires real properties primarily in the United States, Russia and Eastern Europe, for the purpose of long-term investments.

The significant accounting policies used in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation
- ---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, including Hampshire Designers, Inc. and its subsidiaries (collectively, "Hampshire Designers"), Item-Eyes, Inc. ("Item-Eyes", formerly Vintage III, Inc.), since its acquisition on August 20, 2000, and Hampshire Investments, Limited and its subsidiaries, including Hampshire Praha s.r.o. (70% owned) located in the Czech Republic (collectively, "Hampshire Investments"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
- ----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. Interest bearing amounts were approximately $8.8 million and $20.9 million at December 31, 2000 and 1999, respectively.

Inventories
- -----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO") for all inventory except for approximately 8% of the inventory for which cost is determined using the last-in, first-out method ("LIFO").

Property, Plant and Equipment
- -----------------------------
Property, plant and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Real Property Investments
- -------------------------
Real property investments are recorded at cost. The Company provides for depreciation using the straight-line method over 15 years, which is the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Long-Term Investments
- ---------------------
Long-term investments are recorded at cost. Investments in real estate partnerships are adjusted for equity increases or decreases reported by the entity and reduced for any asset impairment. Intangible Assets Intangible assets consist primarily of goodwill, which is being amortized over estimated useful lives of 10 to 15 years, on a straight-line basis. The Company continually monitors conditions that may affect the carrying value of its intangible assets. Should conditions indicate potential impairment of such assets, the Company would evaluate projected future undiscounted cash flows to determine the extent of impairment, if any.

Foreign Currency Translation
- ----------------------------
Foreign currency transactions are translated into U.S. dollars at prevailing exchange rates. The balance sheet of the Company's consolidated foreign subsidiaries, excluding equity, was translated into U.S. dollars at current exchange rates at year-end. The statement of operations for the Company's consolidated foreign subsidiaries was translated at the annual average exchange rates. Net transaction gains (losses) were not significant in 2000, 1999 or 1998.

Financial Instruments
- ---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, long-term debt and subordinated notes payable. The fair value of long-term debt and the subordinated notes payable is disclosed in Note 9 hereof. The carrying amounts of the other financial instruments are considered a reasonable estimate of fair value at December 31, 2000 and 1999, due to the short-term nature of the items.

Revenue Recognition
- -------------------
The Company recognizes apparel sales revenue upon shipment of goods to customers and rental revenue is recognized on a straight-line basis over the terms of the related leases.

Advertising Costs
- -----------------
The Company recognizes advertising costs, including the costs of co-op advertising arrangements, as incurred. Advertising costs were approximately $1,643,000, $1,145,000 and $757,000 in 2000, 1999 and 1998, respectively, and were recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

Shipping Costs
- --------------
The cost to ship products to customers of approximately $562,000, $180,000 and $132,000 in 2000, 1999, and 1998, respectively, are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

Income Taxes
- ------------
Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Use of Estimates
- ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period. The Company's most significant financial statement estimates include the allowance for doubtful accounts and customer allowances, allowances for notes receivable and income tax valuation allowance (see Note 10 hereof). Management determines the estimate of the allowance for doubtful accounts, customer allowances and allowances for notes receivable considering a number of factors, including historical experience, aging of the trade accounts receivable, provisions for allowances based on specific agreements with customers and the current credit worthiness of its customers. Management believes that the estimates provided in the financial statements, including those for the previously described items are reasonable; however, actual results could differ from these estimates.

Earnings Per Common Share
- -------------------------
Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants.

Comprehensive Income
- --------------------
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gain or loss on foreign currency translation, that remains a component of other comprehensive income.

Accounting Standard Adopted Subsequent to Year End
- --------------------------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 137 delayed implementation of the statement and as a result, it became effective for the Company on January 1, 2001. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

Presentation of Prior Year Data
- -------------------------------
Certain reclassifications have been made to prior years data to conform with the current-year presentation.

Note 2 - Acquisition of Assets
- ------------------------------
Effective August 20, 2000, the Company, through its wholly owned subsidiary, Vintage III, Inc. ("Vintage"), acquired substantially all the assets and business of Item-Eyes, Inc. ("Item-Eyes"), a privately held sportswear company. On September 11, 2000, Vintage changed its name to Item-Eyes, Inc. The acquired assets included trade accounts receivable, inventories, machinery and equipment, furniture and fixtures and leasehold improvements used in the operation of the business, and all intangible assets of Item-Eyes. Item-Eyes is a manufacturer and marketer of moderate-price, "missy" related separates under its labels, Requirements(R), Nouveaux(R) and private labels of retailers such as May Company, Federated Department Stores, Kohl's and JC Penney. Item-Eyes will continue to operate in a production center and sales offices/showroom in New York, New York and an administrative office in Hauppauge, New York.

The assets were acquired for a total of $57,288,000, which was paid as follows:

  Cash, including repayment of revolving credit line of
    $31,069,000                                                 $44,069,000
  Assumed liabilities - trade accounts payable, etc.              8,396,000
  Issuance of Subordinated Notes payable                          2,100,000 (1)
  Issuance of Hampshire Group, Limited Common Stock               2,723,000 (2)

  (1)Hampshire Group and its Chairman have guaranteed Vintage's obligation pursuant to the Subordinated Notes. (See Note 9 herein.)

  (2)Hampshire Group Limited issued 395,382 unregistered shares of its Common Stock.
                                      F-12

The Company has accounted for the Item-Eyes acquisition as a "purchase", applying the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations". The purchase price was allocated to the net assets acquired including the liabilities assumed as of August 20, 2000, based upon their estimated fair values as of that date with the remainder of approximately $8,650,000 being recorded as goodwill.

The Company also assumed the purchase commitments of Item-Eyes, which included open orders for the purchase of inventory of approximately $5.8 million, secured by open letters of credit.

A portion of the consideration paid by the Company was obtained through loans under the Company's secured revolving credit facility pursuant to the Amended and Restated Credit Agreement and Guaranty, dated September 5, 2000 ("Revolving Credit Facility"), as discussed in Note 9 herein.

The Company also obtained a $3 million, five-year term loan through Merchants National Bank, Winona, Minnesota, which was closed on September 20, 2000. This loan was part of the long-term financing of the acquisition. See Note 9 herein.

The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition of Item-Eyes occurred as of January 1, 2000 or January 1, 1999, respectively. The unaudited pro forma financial information presented below does not purport to be indicative of the results of the continuing operations had the acquisition of Item-Eyes been consummated as of January 1, 2000 or January 1, 1999 or of the future results of operations of the combined businesses.

  ===========================================================================
                                                    Pro Forma     Pro Forma
  Year Ended December 31                               2000         1999
  (in thousands, except per share data)             (unaudited)   (unaudited)
  ---------------------------------------------------------------------------
  Net sales                                          $250,819      $253,789
                                                   --------------------------
  Net income                                           $7,028        $6,824
                                                   --------------------------
  Net income per share    Basic                         $1.56         $1.52
                                                   --------------------------
                          Diluted                       $1.53         $1.47
                                                   --------------------------

Note 3 - Accounts Receivable and Major Customers
- ------------------------------------------------
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral for its trade receivables. The accounts receivable are stated net of allowances for doubtful accounts and returns and allowances of approximately $7,042,000 and $5,074,000 at December 31, 2000 and 1999, respectively.

The Company sells principally to department stores, mail-order catalog businesses, chain stores, mass merchandisers and other retailers located in the United States. The Company had sales to two major customers (defined as sales in excess of 10% of total sales) during 2000, which represented 15% and 14% of total sales, three major customers during 1999, which represented 15%, 11% and 10% of total sales, and three major customers in 1998, which represented 13%, 10% and 10% of total sales. At December 31, 2000 and 1999, 32% and 55%, respectively, of the trade receivables were due from these customers.

The Company has an agreement pursuant to which it sells certain of its trade accounts receivable to a factor, without recourse. The accounts are factored on a 45-day maturity basis for a commission rate of 1% of the factored receivables. The balances due from the factor of $339,000 at December 31, 2000 and $819,000 at December 31, 1999 are included in accounts receivable trade in the accompanying consolidated balance sheets and are pledged as collateral for advances under the Revolving Credit Agreement.

Note 4 - Inventories
- --------------------
==============================================================================
                                      (in thousands)             2000     1999
                                    -------------------------------------------
The components of inventories at    Finished goods             $26,414  $14,072
December 31, 2000 and 1999 are      Work-in-progress             3,905    2,503
set forth in the adjacent table.    Raw materials and
                                             supplies            3,813    2,626
Approximately 8% and 42% of total   -------------------------------------------
inventories were valued using                                   34,132   19,201
the LIFO method at December 31,     Less - Excess of
2000 and 1999, respectively.          current cost over
                                      LIFO carrying value         (910)  (1,801)
                                    -------------------------------------------
                                    Total                      $33,222  $17,400
                                    ===========================================

Note 5 - Property, Plant and Equipment
===============================================================================
The components of property, plant                  Estimated
and equipment at December 31, 2000  (in thousands) Useful Lives   2000   1999
and 1999 are set forth in the       -------------------------------------------
adjacent table.                     Land                           -    $   242
                                    Buildings and
Depreciation expense was $1,912,000,  improvements   15-45 years $ 754    2,541
$3,874,000 and $3,797,000,          Leasehold
respectively, for the years ended     improvements   5-10 years    934    4,653
December 31, 2000, 1999 and 1998    Machinery and
                                      equipment      3-7 years   2,791   26,358
See Note 15 for further discussion  Furniture and
regarding the sale of assets          fixtures       3-7 years     988    1,416
during 2000.                        Transportation
                                      equipment      3-5 years      55      105
                                    -------------------------------------------
                                    Total cost                   5,522   35,315
                                    Less-Accumulated
                                      depreciaition             (2,878) (25,166)
                                    -------------------------------------------
                                    Total                       $2,644  $10,149
                                    ===========================================

Note 6 - Real Property and Long-Term Investments
===============================================================================
The Company, through its investments               Real Property Investments
subsidiary,  has made direct investments     (in thousands)      2000    1999
in real property for the purpose of         -----------------------------------
generating rental revenue and asset         Commercial property:
appreciation.  These properties consist        United States   $17,766  $13,428
of commercial facilities in the United         Russia            3,535    2,889
States and abroad and are carried at           Europe            5,024    3,083
historical cost, net of a $1,850,000 asset  -----------------------------------
impairment charge recorded in 1998.                             26,325   19,400
                                            Less: Accumulated
Depreciation is provided over the             depreciation      (3,532)  (2,862)
estimated useful lives of the property,     -----------------------------------
which is 15 years. Depreciation expense     Total              $22,793  $16,538
was $822,000, $624,000 and $180,000 for     ===================================
the years ended December 31, 2000, 1999
and 1998, respectively.

===============================================================================
Long-term investments consist principally          Long-Term Investments
of Common Stock of non-publicly traded      (in thousands)       2000     1999
companies and investments in real estate   ------------------------------------
partnerships. Management intends that      United States        $3,381   $2,268
these investments will be held on a long-  Russia                  131      131
term basis. The carrying values set forth  Europe                1,838    2,138
in the adjacent table are shown net of     ------------------------------------
asset impairment charges of $300,000       Total                $5,350   $4,537
recorded in 2000 and $425,000 recorded     ====================================
in 1999 for certain foreign assets
deemed to be permanently impaired.  An
asset impairment charge of $650,000 was
recorded in 1998.

Note 7 - Intangible Assets
===============================================================================
                           (in thousands)               2000     1999    1998
Activity in intangible     ----------------------------------------------------
assets for the years ended Balance-beginning of year   $2,553   $3,390   $3,385
December 31, 2000, 1999    Amortization for the year     (692)    (487)    (420)
and 1998 is summarized in  Addition from acquisition of
the adjacent table.         Item-Eyes, Inc. (See Note 2)8,650      -        -
                           Purchase price adjustments
                            resulting from settlement of
                            acquisition contingencies     -       (350)     413
                           Write-off upon sale of manu-
                            facturing facilities
                            (See Note 15)                (819)     -        -
                           Other                          -        -         12
                           ----------------------------------------------------
                           Balance - end of year       $9,692   $2,553   $3,390
                           ====================================================

Note 8 - Accrued Expenses and Other Liabilities
===============================================================================
Accrued expenses and other         (in thousands)                2000     1999
liabilities at December 31,         -------------------------------------------
2000 and 1999 are summarized        Compensation                $1,675   $1,055
in the adjacent table.              Income taxes                 2,245      299
                                    Co-op advertising            1,021      658
                                    Facility exit costs            868      -
                                    Royalties                      871      340
                                    Interest                       537       47
                                    Medical and health care        252      334
                                    Other                        2,574    1,291
                                    -------------------------------------------
                                    Total                      $10,043   $4,024
                                    ===========================================

Note 9 - Borrowings
- -------------------
Revolving Credit Agreements
- ---------------------------
The Company's principal credit facility ("Revolving Credit Facility") is with a consortium of six commercial banks with The Chase Manhattan Bank, New York, as agent. To provide the working capital required, the Company negotiated a three-year Revolving Credit Agreement, dated September 5, 2000, which provides a secured credit facility up to $97.9 million in revolving line of credit and letters of credit. Advances under the credit facility are limited by the amount of assets securing the facility, but the facility includes a provision for over-advance during the peak borrowing periods. Advances under the facility are limited to the lesser of (i) $97.9 million, or (ii) the sum of 85% of the eligible accounts receivable, 50% of eligible inventories, 50% of eligible letters of credit, plus a seasonal adjustment, reduced by the aggregate letters of credit outstanding.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the Company's trade accounts receivable, inventory and a pledge of the outstanding balance due from the Company's factor. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, and the Common Stock of its subsidiaries, and such subsidiaries guarantee the performance of the Company. No advances were outstanding under the line of credit at December 31, 2000 or 1999, which resulted in availability for borrowing of approximately $24 million under the line of credit at December 31, 2000.

The Company also maintains another $2 million unsecured credit facility for Hampshire Designers for peak period financing. The line, renewed annually, is available to fund letters of credit.

Outstanding letters of credit of all lines totaled approximately $11.9 million at December 31, 2000.

Long-Term Debt
- --------------
Long-term debt at December 31, 2000 and 1999 is composed of the following:
===============================================================================
(in thousands)                                              2000          1999
- -------------------------------------------------------------------------------
Senior Notes payable to two insurance companies due in
  semi-annual installments of $937,500 commencing
  January 2, 2001 through 2008, plus interest at 8% per
  annum, collateralized pari passu with the Revolving
  Credit Facility                                          $ 14,063    $ 15,000
Debt collateralized by real property
- ------------------------------------
Note payable to a mortgage company in monthly
  installments of $12,326, including
  interest at 7.36% through 2008                              1,636       1,660
Note payable to a bank in monthly installments
  of $15,415, including interest at 9.25%
  through 2004                                                1,796       1,572
Note payable to a bank in monthly installments of
  $10,990, including interest at 9.25% through 2019           1,165       1,188
Notes payable to a foreign bank in German Marks,
  quarterly installments of approximately 41,600 US
  Dollars, plus interest at 7.5% through 2004                 1,297       1,773
Construction note payable, maturing June 2001, to two
  banks, interest at prime plus 0.25%, currently at 9.75%     2,700         -
Other notes payable due in monthly installments of $8,400,
  including interest at various rates from 7.25% to 9.50%
  with maturities through 2025                                1,546       2,445
Debt collateralized by machinery and equipment
- -----------------------------------------------
Notes payable in monthly installments of approximately
  $9,200, including interest at various rates from 5.77% to
  8.63% through 2007                                             78       1,610
Subordinated debt (subordinated to the Revolving Credit
  Facility and Senior Notes) Notes payable to a former
  shareholder of Item-Eyes in quarterly installments of
  $196,250 through August 2004, plus interest at 11.5%
  per annum                                                   1,853         -
Notes payable to former shareholders of Item-Eyes
  in quarterly installments of $41,250 through February
  2003, plus interest at 9.5% per annum                         247         -
Unsecured debt
- --------------
Note payable to a bank in semi-annual installments of
  $301,941 commencing March 20, 2001 through September 2005, with interest at the bank's prime rate plus (9.75% at
  December 31, 2000) per annum                                3,000         -
Other notes payable                                             687         340
- -------------------------------------------------------------------------------
Total long-term debt                                         30,068      25,588
Less - Amount payable within one year                        (5,428)     (1,418)
- -------------------------------------------------------------------------------
Amount payable after one year                              $ 24,640    $ 24,170
===============================================================================

The subordinated debt and certain of the real property debt has been guaranteed by the Company's Chief Executive Officer.

Senior Notes Agreement
- ----------------------
The Senior Notes are collateralized pari passu with the Revolving Credit Facility, by the accounts receivable and inventory of the Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes) of the Company and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc.

As a result of the disposal of the manufacturing facilities and the acquisition of Item-Eyes, the Company entered into Amendment No. l to the Senior Notes Agreement on September 5, 2000. The Amendment provides for: (i) an interest rate of 8.00% per annum and (ii) a payment of $937,500 on September 5, 2000 and 15 semi-annual installments of $937,500 each, commencing January 2, 2001. In consideration of the above, the Senior Notes Holders waived receipt of any portion of the proceeds from the Company's sale of its manufacturing facilities.

Financial Covenants
- -------------------
Both the Revolving Credit Agreement and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and it subsidiaries).

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and capital expenditures are limited to a specified maximum amount. The Company was in compliance with the financial performance covenants at December 31, 2000.

The Agreements also require a short-term debt cleanup of 45 days during any 12-month period and restrict the sale of assets and restrict payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes and the repurchase of Company stock, investments in and loans or advances to the non-restricted subsidiary. At December 31, 2000, approximately $4.5 million was available for restricted payments, including the payment of cash dividends, if any had been declared. The Company was also in compliance with these provisions at December 31, 2000.

  =================================================================
  Maturities of long-term debt as of         Year    (in thousands)
  December 31, 2000, are summarized in     ------------------------
  the adjacent table.                         2001        $ 5,428
                                              2002          3,843
                                              2003          3,293
                                              2004          5,273
                                              2005          3,484
                                              Thereafter    8,747
                                           ------------------------
                                              Total       $30,068
                                           ========================

The net book value of the assets collateralizing the debt on real property at December 31, 2000 was approximately $17.4 million. The fair value of the long-term debt at December 31, 2000 and 1999, based on current market interest rates for the Company discounted to present value, is approximately $28.9 million and $24.6 million, respectively.

Note 10 - Income Taxes
==============================================================================
The domestic, Puerto Rico          (in thousands)     2000     1999      1998
and foreign components of          -------------------------------------------
of income (loss) and continuing    Domestic         $ 7,091   $2,268    $5,244
operations before income taxes     Puerto Ric         3,993    4,654     4,183
are set forth in the adjacent      Foreign             (768)    (826)   (2,423)
table.                             -------------------------------------------
                                   Income before
                                    income taxes    $10,316   $6,096    $7,004
                                   ===========================================

==============================================================================
The components of income tax       (in thousands)     2000      1999     1998
provision (benefit) for the        -------------------------------------------
years ended December 31, 2000,     Current:
1999 and 1998 are set forth in       Federal          $ 988     $ 98    $1,068
the adjacent table.                  State              459      380       271
                                     Puerto Rico        710       85       132
                                   -------------------------------------------
                                                      2,157      563     1,471
                                   -------------------------------------------
                                   Deferred:
                                     Federal           (123)     469        28
                                     State              137     (132)     (222)
                                   -------------------------------------------
                                                         14      337      (194)
                                   -------------------------------------------
                                   Total             $2,171    $ 900    $1,277
                                   ===========================================

===============================================================================
A reconciliation of     (in thousands)                 2000     1999     1998
the provision (benefit)  ------------------------------------------------------
for income taxes        Tax provision at federal
computed by applying     statutory rate              $3,507   $2,073    $2,381
the statutory federal   Increase (decrease) in tax
tax rate to income from  arising from:
continuing operations     Effect of exemption of
before incometaxes and     Puerto Rico earnings
the Company's actual pro-  from United States tax    (1,358)  (1,582)   (1,422)
vision for income taxes   Change in valuation
is set forth in tax        allowance                 (1,869)     -         -
in the adjacent table.    Puerto Rico taxes on
                           income, including
                           withholding taxes and
                           capital gains                710       85       132
                          State taxes, less Federal
                           income tax benefit           393      119        85
                          Foreign operating losses      261      281        85
                          Nondeductible items           454      -         -
                          Other                          73      (76)       16
                        -------------------------------------------------------
                                                     $2,171     $900    $1,277
                        =======================================================

===============================================================================
A summary of the        (in thousands)                          2000     1999
temporary differences   -------------------------------------------------------
and carryforwards       Deferred income tax assets:
giving rise to deferred   Allowances for receivables          $1,265      $659
income tax assets and     Inventories                            252       -
liabilities as of         Property, plan and equipment           359       -
December 31, 2000 and     Write-down of assets not
1999 is set forth in the   currently deductible                   59       219
adjacent table.           Accrued liabilities and other
                           temporary differences               2,138     3,303
                          Unrealized losses on available-
                           for-sale securities                   -         196
                          Net operating loss carryforwards     1,850     2,565
                          Tax credit carryforwards                39     1,283
                        -------------------------------------------------------
                            Gross deferred income tax assets   5,962     8,225
                        -------------------------------------------------------
                        Deferred income tax liabilities:
                          Inventories                            -        (173)
                          Property, plant and equipment          -         (12)
                        -------------------------------------------------------
                            Gross deferred income tax
                             liabilities                         -        (185)
                        -------------------------------------------------------
                        Valuation allowance for deferred
                         income tax assets                       -      (1,869)
                        -------------------------------------------------------
                        Net deferred income tax assets        $5,962    $6,171
                        =======================================================

===============================================================================
The deferred tax assets   (in thousands)                        2000     1999
are recognized as follows ----------------------------------------------------
in the accompanying       Deferred tax asset - current          $3,714  $4,202
consolidated balance      Deferred tax asset - noncurrent        2,248   1,969
sheets.                   -----------------------------------------------------
                          Total                                 $5,962  $6,171
                          =====================================================

===============================================================================
                                                             (in thousands)
The net operating loss carryforwards                Year       Regular Tax
for federal income tax purposes expire             -----------------------
as set forth in the adjacent table.                 2003          $1,236
                                                    2004             411
                                                    2005           2,429
                                                    2009           1,366
                                                   -----------------------
                                                    Total         $5,442
                                                   =======================

The Company generally is not permitted to utilize more than $1.7 million of the net operating loss carryovers in any single tax year. To the extent such net operating loss carryforward limitation is not utilized in any tax year, it may be carried forward to subsequent tax years and increases the subsequent years' limitation.

Under the Puerto Rico Tax Incentives Act of 1987 (the "Act"), the Company has been granted 90% exemption from Puerto Rico income taxes of Glamourette Fashion Mills, Inc. ("Glamourette"), 75% exemption from property and municipal taxes and is subject to tollgate taxes ranging from 0% to 5% on dividends.

Glamourette has an election under Section 936 of the Internal Revenue Code pursuant to which Glamourette's earnings are exempt from US taxes. However, dividends received from Glamourette, together with certain other items, enter into the computation of the US alternative minimum tax ("AMT"). Due to the
Section 936 exemption and the relative portion of Glamourette's earnings to other US taxable income in prior years, management estimated that the Company would, more likely than not, be a perpetual AMT taxpayer. Accordingly, since NOL deductions are limited in calculating AMT, the Company had, prior to 1996, determined that a valuation allowance was required with respect to NOL carryforwards and AMT credit carryforwards. Since Glamourette has been sold in 2000, the Company believes that it will incur regular US tax liabilities and therefore will receive the benefit of a significant portion of the NOL. Accordingly, the valuation allowance on the NOL and AMT carryforwards was reversed in 2000.

The Company received dividends from Glamourette of approximately $4 million, $6 million and $2 million during the year 2000, 1999 and 1998, respectively. The Company has approximately $10 million of undistributed earnings of Glamourette, which will be distributed as a liquidation dividend since the facility was sold in 2000. Any undistributed earnings of other foreign subsidiaries are expected to be permanently reinvested overseas. For these reasons, deferred income taxes have not been provided thereon.

During 1999, the Internal Revenue Service made an examination of the Company's consolidated tax return for the year ended December 31, 1996. The examination resulted in an insignificant adjustment of the Company's income tax liability.

Note 11 - Commitments and Contingencies
============================================================================
The Company leases premises and                            (in thousands)
equipment under operating leases            Year        Lessee      Lessor
having terms from monthly to 7            ----------------------------------
years. At December 31, 2000,                2001        $1,255      $1,774
future minimum lease payments under         2002         1,305       1,452
leases ("Lessee") having an initial         2003         1,322       1,053
or remaining non-cancelable term in         2004           983         949
excess of one year were as set forth        2005           558         698
in the adjacent table.                      Thereafter     262       1,233
                                          ----------------------------------
The Company also leases certain owned       Total       $5,685      $7,159
real estate properties of its             ==================================
Investment Segment. Future minimum
lease receipts by the Company for
leases ("Lessor") having an initial
or remaining non-cancelable term in
excess of one year were as set forth
in the adjacent table.

Rent expense for operating leases were $1,766,000, $1,501,000 and $1,532,000 in 2000, 1999 and 1998, respectively.

Rental revenue was $2,281,000, $2,005,000 and $507,000 in 2000, 1999 and 1998,
respectively.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

Note 12 - Capitalization and Warrants
- -------------------------------------
The Company's authorized capital stock consists of 10,000,000 shares of Common Stock and 1,000,000 shares of serial preferred stock each having a par value of $0.10 per share. No preferred stock has been issued by the Company.

In December 1990, the Company issued warrants to purchase 338,182 shares of the Company's Common Stock through December 31, 2000, at an exercise price of $6.19 per share. The aggregate consideration for such warrants was $250,000. During 1997, the Company had repurchased 132,728 of these warrants and on December 12, 2000, the Company repurchased an additional 132,727 of these warrants at $1 per share. The excess of the purchase price over the pro rata consideration paid upon issue was charged against retained earnings. The 72,727 remaining warrants were exercised on December 26, 2000.

Note 13 - Stock Options, Compensation Plans and Retirement Savings Plan
- -----------------------------------------------------------------------
In 1994, the Company registered 750,000 shares of its Common Stock under the Securities Act of 1933, as amended and on January 16, 2001, the Company registered an additional 750,000 shares, as previously approved by the Stockholders. These actions were in regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 779,000 have been issued under these plans.

Beginning in 1996, the Board of Directors of the Company authorized the repurchase of shares of the Company's Common Stock, some of which would be used to offset the dilution caused by the issuance of shares under the Stock Option Plan and Stock Purchase Plan. During 2000, the Company repurchased 22,657 shares of its Common Stock for $203,000.

The Company's repurchase of shares of Common Stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". When treasury shares are reissued, the Company uses a weighted average cost method and the excess of outstanding repurchased costs over reissue price is treated as a reduction of "Retained Earnings".

Stock Options
- -------------
Options to purchase Hampshire Group, Limited Common Stock are granted at the discretion of the Company's Board of Directors to executives and key employees of the Company and its subsidiaries. No option may be granted with an exercise price less than the fair market value per share of Common Stock at the date of grant. All options have a maximum term of 10 years and become fully exercisable after a maximum of 5 years from the date of grant.

==============================================================================
                                                 Number of  Weighted Average
                                                  Options    Exercise Price
                    --------------------------------------------------------
Stock option        Outstanding-January 1, 1998    430,632       $ 8.33
activity is set       Granted                       52,945        16.31
forth in the          Exercised                    (65,767)        8.15
adjacent table.       Canceled or expired           (5,794)       10.77
                    --------------------------------------------------------
                    Outstanding-December 31, 1998  412,016         9.23
                      Granted                       76,650         8.72
                      Exercised                   (143,718)        6.94
                      Canceled or expired          (54,235)       10.95
                    --------------------------------------------------------
                    Outstanding-December 31, 1999  290,713        10.18
                      Granted                      197,000        13.35
                      Exercised                    (53,864)        7.45
                      Canceled or expired          (52,483)        9.72
                    --------------------------------------------------------
                    Outstanding-December 31, 2000  381,366       $12.27
                    ========================================================

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2000, 1999, or 1998. Additionally, in accordance with SFAS 123, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced as per the "pro forma" amounts in the accompanying table.

==============================================================================
In order to estimate compensation                         2000    1999   1998
cost under SFAS 123, the Black-    -------------------------------------------
Scholes model was employed using   Expected life (years)   6.5     6.2    5.2
the assumptions set forth in the   Expected volatility    15.9%   22.5%  22.7%
adjacent table.                    Dividend yield          0.0%    0.0%   0.0%
                                   Risk-free interest rate 5.5%    5.0%   5.1%
                                   -------------------------------------------
                                   Weighted-average fair
                                    value of options
                                    granted              $1.38   $2.71  $5.33
                                   ===========================================

==============================================================================
The adjacent table            (in thousands)           2000    1999    1998
sets forth the effect   ------------------------------------------------------
on net income and       Net income:    As reported    $8,543  $5,196  $5,013
diluted earnings                                     =========================
per share has compen-                  Pro forma      $8,390  $5,022  $4,927
sation cost been        -----------------------------=========================
determined in accor-    Diluted        As reported     $1.97   $1.22   $1.13
dance with SFAS 123.     earnings per                =========================
                         share         Pro forma       $1.93   $1.18   $1.11
                        -----------------------------=========================

A summary of the status of options outstanding at December 31, 2000 is set forth in the table below.

           Options Outstanding                             Options Exercisable
- --------------------------------------------  ------------------------------------------
                    Number      Weighted         Weighted       Number      Weighted
  Range of       Outstanding     Average          Average     Exercisable    Average
Exercise Prices    12/31/00  Exercise Price    Remaining Life  12/31/00   Exercise Price
- --------------------------------------------  ------------------------------------------
$ 6.00 - $ 8.63    82,554       $  7.69            3.62          67,336      $  7.48
  9.49 -  10.00    68,782          9.74            3.97             -           -
 11.00 -  12.00    60,100         11.64            4.19          26,100        11.17
 12.10 -  14.00    61,030         13.17            5.75          18,155        12.13
 14.50 -  18.00    77,400         16.70            7.45           9,400        14.50
 18.13 -  22.69    31,500         18.34            5.45          16,125        18.44
                 --------                                      --------
$ 6.00 - $22.69   381,366        $12.27            5.04         137,116       $10.57
                 ========                                      ========

The number of options exercisable were 137,116, 195,863 and 346,941 at December 31, 2000, 1999 and 1998, respectively.

Common Stock Purchase Plan
- --------------------------
Pursuant to the Hampshire Group, Limited 1992 Common Stock Purchase Plan for Directors and Executives ("Stock Purchase Plan"), non-employee directors may elect to use their fees as directors to purchase Common Stock of the Company. Under the same provision, key executives may elect to use up to 10% of their annual salaries and up to 40% of their annual bonuses to purchase Common Stock of the Company under the Plan. Contributions to the Stock Purchase Plan are restricted to earnings through the fiscal year ending December 31, 2002.

The number of shares of Common Stock to be delivered is determined, with respect to non-employee directors, by dividing the amount of director fees elected to be used to purchase Common Stock in each quarter by 95% of the fair market value of the Company's Common Stock at the end of the calendar quarter. The number of shares of Common Stock to be delivered with respect to annual salaries of key executives is determined by dividing the amount so elected to be used for the purchase of Common Stock by 90% of the fair market value of the Company's Common Stock at the end of the calendar quarter. The number of shares of Common Stock to be delivered with respect to annual bonuses of key executives is determined by dividing the amount elected to be used for the purchase of Common Stock by 90% of the lower of: (a) the average of the fair market value of the Company's Common Stock at the end of each calendar quarter, or (b) the fair market value of the Company's Common Stock as of the end of the plan year. Shares of the Company's Common Stock purchased pursuant to the Stock Purchase Plan are distributed to the participants in accordance with their election made prior to the deferral.

The participating directors and executives, in the aggregate, elected to use approximately $434,000, $345,000 and $487,000 of their compensation for 2000, 1999 and 1998, respectively, to purchase Common Stock of the Company under the Stock Purchase Plan. The Company has established a trust to which it delivers the shares of the Company's Common Stock following the end of each plan year to satisfy such elections. Alternatively, the Company may contribute cash to the trust in an amount sufficient to enable the trustee to purchase in the open market, the number of shares of Common Stock which the Company would be required to deliver. The deferred compensation liability and the Company's shares are presented as offsetting amounts in the stockholders' equity section.

Voluntary Deferred Compensation Plan
- ------------------------------------
The Company has adopted the Hampshire Group, Limited Voluntary Deferred Compensation Plan for Executives (the "Top Hat Plan"). Pursuant to the plan, key executives may elect to defer up to 20% of the total compensation in each year with such deferrals being invested in mutual funds external to the Company. During the year 2000, 1999 and 1998, the participants deferred $99,000, $270,000 and $430,000, respectively, with the resulting liability being included as deferred compensation in the accompanying consolidated balance sheets.

To fund the deferred compensation liability, the Company has invested the amounts deferred by the participants in certain mutual funds which are presented as "Trading securities held in retirement trust" in the accompanying consolidated balance sheets. The market value of these mutual funds at December 31, 2000 and 1999, was $1,349,000 and $2,101,000, respectively, which equal the liability of the Company at the respective date. Shares of mutual funds purchased pursuant to the Top Hat Plan are distributed to the participants in kind, or in cash equal to the liquidation value of the shares, in accordance with the participant's election made prior to the deferral.

Company Deferred Compensation Plans
- -----------------------------------
As a condition of their employment agreements, the Company contributes $100,000 annually to a deferred compensation plan on behalf of the Chief Executive Officer and $10,000 annually on behalf of the former Chief Financial Officer. At the option of the executive, the cumulative amount may be invested in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate, or may be invested in the Top Hat Plan. In accordance with a Deferred Compensation Agreement with the President of the Sweater Division, the Company accrued $240,000 during 2000, which represents the approximate present value of the future benefits to be paid.

Retirement Savings Plan
- -----------------------
The Company has a Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan under which all employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors and was $210,000, $297,000 and $345,000 in 2000, 1999 and
1998, respectively. Such matching contributions vest fully after seven years of employment.

Note 14 - Related Party Transactions
- ------------------------------------
The Company leases certain buildings from an affiliated company. Ludwig Kuttner, Chief Executive Officer of the Company, and his wife together own approximately 18% of the voting stock of the affiliate. Rent expense under such leases was $232,000, $216,000 and $208,000 in 2000, 1999 and 1998, respectively. The
Company also leases certain buildings from a director of the Company, Peter Woodworth, his wife and certain of his relatives. Rent expense under such leases was $164,000, $201,000 and $179,000, respectively, for 2000, 1999 and 1998. The terms of these leases were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms. Mr. Kuttner received a fee of $24,000 in 2000 for guaranteeing certain of the Company's debt.

During 1999, Hampshire Investments made advances supported by two promissory notes in the aggregate principal amount of $775,000. The issuers defaulted under the notes and on March 30, 2000, the Chairman and Chief Executive Officer of the Company purchased the notes from Hampshire Investments for their aggregate principal amount.

Mr. Harvey L. Sperry, a director of the Company, is a retired partner in the law firm of Willkie Farr & Gallagher. The firm has served as legal counsel to the

Company since 1977 and in such capacity was paid fees in the amount of $254,000, $57,000 and $128,000 during the years 2000, 1999 and 1998, respectively.

Dr. Joel Goldberg, a director of the Company, is a principal in Career Consultants, Inc., which has provided human resource consulting services to the Company since 1997 and in such capacity was paid fees in the amount of $25,000, $7,000 and $18,000 during the years 2000, 1999 and 1998, respectively.

The son of the Chairman and Chief Executive Officer of the Company is the independent contractor managing certain renovations on the real estate owned by the Company located in Charlottesville, Virginia. The Company paid the contractor $20,000, $20,000 and $10,000 during the years 2000, 1999 and 1998, respectively. The contractor will receive as future consideration, 30% of the net cash flow of the property after the Company has received a 10% return on its investment.

Note 15 - Sale of Assets
- ------------------------
On April 28, 2000 (the "Closing Date"), the Company sold all of its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation with its principal executive offices at Guaynabo, Puerto Rico ("Glamourette/OG"). Glamourette/OG is a subsidiary of Olympic Mills Corporation, a Delaware corporation ("Olympic Mills"), neither of which are unrelated to the Company.

The assets sold include the sweater manufacturing facilities of the Company's subsidiary, Glamourette Fashion Mills, Inc., located in Quebradillas, Puerto Rico and the machinery and equipment of Natalie Knitting Mills, located in Chilhowie, Virginia, San Francisco Knitworks, located in San Francisco, California and Winona Knitting Mills, located in Winona, Minnesota, and certain of the machinery and equipment on consignment to a contract manufacturer located in Mexico. In addition to the machinery and equipment, assets sold include the inventories, other than finished goods, and certain other assets of the respective operations.

The sales price for the machinery and equipment was $10,468,000 consisting of $4,000,000 in cash and a non-interest bearing promissory note in the amount of $8,000,000, discounted to $6,468,000, at 8.75% per annum, and due April 28, 2005
("the Note"). The Note is payable over a five-year period by a deduction of $0.67 per sweater purchased by the Company from Glamourette/OG or is payable in cash. The Note is collateralized by the machinery and equipment which was sold pursuant thereto and by the pledge of the Common Stock of Glamourette/OG, Inc. Of the proceeds received approximately $754,000 was used to pay off loans outstanding against the machinery and equipment sold.

The Asset Purchase Agreement provided that the Company would continue to operate the three domestic manufacturing facilities for varying periods of up to ten months. During the transition period, the Company paid all related operating expenses and as compensation for the use of the machinery and equipment, credited the Note for $0.67 per sweater manufactured in the domestic manufacturing facilities. All domestic manufacturing facilities were closed prior to December 31, 2000. The related shutdown cost of the domestic facilities, including lease settlement expenses, was accounted for as part of the sale.

Concurrently with the sale of the manufacturing facilities, the Company purchased a 1% equity interest in Glamourette/OG, Inc. for $40,000, which purchase price was paid in full by a reduction of the Note. The Company has an option to put its equity interest at anytime to Olympic Mills at cost and Olympic Mills has a right to purchase the Company's equity interest at cost at any time after the Note is paid in full.

Collection of the Note is largely conditional on a long term "purchase/supply agreement" whereby the Company can purchase up to 1 million dozen sweaters from Glamourette/OG at a defined price over a five year period. Due to the competitive market in the sweater industry and potential changes to international trade policies, the Company has established a $2.1 million valuation reserve against the Note. At December 31, 2000, $1.4 million of the

Note is included in current assets and $1.7 million is included in non-current assets in the accompanying consolidated balance sheet.

Note 16 - Discontinued Operations
- ---------------------------------
In 1998, the Board of Directors of the Company approved a formal plan to discontinue the operations and sell the assets of the Hosiery Division, which was engaged in the manufacture and sale of ladies' and children's hosiery and socks. Accordingly, the operating results of the Hosiery Division have been reflected as discontinued operations in the accompanying consolidated statements of income.

On June 1, 1999, the Company sold the assets of the Hosiery Division, consisting principally of inventory and certain machinery and equipment, to Vision Legwear LLC, a company controlled by the president and six other management employees of the Division at the time of sale ("Vision Legwear"). The $4,600,000 sale price consisted of $500,000 cash; a $1,883,000 note bearing interest at 8.25% per annum, due January 2006 and secured by the machinery and equipment which was transferred ("8.25% Note"); a non-voting equity unit of Vision Legwear in the amount of $275,000; and the assumption by Vision Legwear of current liabilities of the Company in the amount of $850,000 and a note of the Company in the amount of $1,092,000, for which the Company retained primary liability.

The Company leased to Vision Legwear two manufacturing plants for a period of three years for $126,000 triple net basis annual rent, with an option to purchase the plants or to extend the lease for three additional years at an increased annual rent. The Company also leased to Vision Legwear machinery and equipment located at the two plants (the "Leased Equipment") for a period of four years at an annual rent of $324,000 with an option at the end of the lease to either renew the lease at fair market rental value or purchase the machinery and equipment at fair market value. Further, the Company agreed to provide consulting services to Vision Legwear for an annual fee of $100,000 for a three-year period.

The difference between the book basis of the assets sold and the selling price was established as a valuation reserve against the 8.25% Note. No gain on the sale was recognized pending collection and the Company's release of its primary responsibilities under the $1,092,000 note assumed by Vision Legwear (the "Assumed Note").

On December 5, 2000, Vision Legwear entered into an agreement to sell substantially all of its assets, other than the accounts receivable, to a competing hosiery company. The Company concurred with the terms of sale subject to the acquiring company purchasing the Leased Equipment and the prepayment of the balance outstanding on the Assumed Note. Proceeds received by Vision Legwear at closing of the transaction and subsequent collection of accounts receivable were adequate to prepay all secured debt, including the balance outstanding on the Assumed Note.

The sales price of the Leased Equipment was $750,000 and was paid with a promissory note payable in 36 equal monthly installments commencing February 1, 2001, with interest at prime interest rate of The Bank of America. The gain on sale of the Leased Equipment is included in the consolidated statement of income with the gain on sale of the sweater manufacturing facilities and the $633,000 in proceeds received from the sale has been reported in the consolidated statement of income as gain from disposal of discontinued operations, net of a $235,000 provision for income taxes.

Note 17 - Earnings Per Share
- ----------------------------
Set forth in the table below is a reconciliation by year of the numerator and the denominator of the basic and diluted earnings per share ("EPS") computations.

===============================================================================
For the Year 1998                          Numerator    Denominator   Per-Share
(in thousands, except per share data)        Income        Shares       Amount
- -------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations            $5,727          -           $1.39
Loss from disposal of discontinued
  operations                                   (500)         -           (0.13)
Loss from discontinued operations              (214)                     (0.05)
Net income                                    5,013        4,128          1.21
Effect of dilutive securities-
  options/warrants                              -            315         (0.08)
- -------------------------------------------------------------------------------
Diluted EPS:
Net income                                   $5,013        4,443         $1.13
===============================================================================
For the Year 1999                          Numerator    Denominator   Per-Share
(in thousands, except per share data)        Income        Shares       Amount
- -------------------------------------------------------------------------------
Basic EPS:
Net income                                   $5,196        4,100         $1.27
Effect of dilutive securities-
  options/warrants                              -            157         (0.05)
- -------------------------------------------------------------------------------
Diluted EPS:
Net income                                   $5,196        4,257         $1.22
===============================================================================
For the Year 2000                          Numerator    Denominator   Per-Share
(in thousands, except per share data)        Income        Shares       Amount
- ------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations            $8,145          -           $1.91
Gain from disposal of discontinued
  operations                                    398          -            0.09
- -------------------------------------------------------------------------------
Net income                                   $8,543        4,265         $2.00
Effect of dilutive securities-
  options/warrants                              -             76         (0.03)
- -------------------------------------------------------------------------------
Diluted EPS:
Net income                                   $8,543        4,341         $1.97
===============================================================================

Note 18 - Industry Segments and Geographical Areas
- --------------------------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel Segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments Segment makes investments both domestically and internationally, principally in real property as set forth on the table on the following page.

Note 18 - Industry Segments and Geographical Areas (continued)
==============================================================================
Year Ended December 31,   (in thousands)      2000         1999        1998
- ------------------------------------------------------------------------------
Net sales                 Apparel           $196,882     $151,317    $168,688
Rental revenue            Investments          2,281        2,005         507
                                         -------------------------------------
                                            $199,163     $153,322    $169,195
- ------------------------------------------------------------------------------
Revenue by                United States     $198,257     $152,296    $169,086
  geographic area         Russia                 384          303          99
                          Europe                 522          723          10
                                         -------------------------------------
                                            $199,163     $153,322    $169,195
- -----------------------------------------=====================================
Gross profit              Apparel           $ 40,129     $ 29,700    $ 34,919
                                                20.4%        19.6%       20.7%
- ------------------------------------------------------------------------------
Income from operations    Apparel            $13,739       $8,700     $12,940
                          Investments             13          295      (2,242)
                          Corporate           (1,165)      (3,080)     (2,511)
                                         -------------------------------------
                                             $12,587       $5,915      $8,187
- -----------------------------------------=====================================
Interest expense          Apparel             $  495       $  599      $1,262
                          Investments            723          514          99
                          Corporate            2,192          854         335
                                        --------------------------------------
                                              $3,410       $1,967      $1,696
- ----------------------------------------======================================
Interest income           Apparel               $255          $16        $108
                          Investments            152          227          23
                          Corporate              946          486         112
                                        --------------------------------------
                                              $1,353         $729        $243
- ----------------------------------------======================================
Income tax provision-     Apparel             $2,200       $2,453      $2,867
  net                     Investments             44          286          96
                          Corporate              (73)      (1,839)     (1,686)
                                        --------------------------------------
                                              $2,171         $900      $1,277
- ----------------------------------------======================================
Identifiable              Apparel            $85,021      $52,212     $60,080
  assets                  Investments         29,510       24,015      15,505
                          Corporate           18,121       27,367      20,708
                                       ---------------------------------------
                                             132,652      103,594      96,293
                          Discontinued
                           business              -            -         4,555
                                       ---------------------------------------
                                            $132,652     $103,594    $100,848
- ---------------------------------------=======================================
Capital expenditures      Apparel             $  177       $  843     $ 3,084
  and long-term asset     Investments          9,042        8,093       8,556
  expenditures            Corporate                6            8           5
                                       ---------------------------------------
                                              $9,225       $8,944     $11,645
- ---------------------------------------=======================================
Depreciation and          Apparel             $2,390       $4,091      $4,195
  amortization            Investments            822          636         180
                          Corporate              196          241          22
                                       ---------------------------------------
                                              $3,408       $4,968      $4,397
- ---------------------------------------=======================================
Long-lived assets         United States      $17,518      $20,970     $19,464
  excluding long-         Russia               3,218        2,766       2,086
  term investments        Europe               4,701        2,951         806
                                       ---------------------------------------
                                             $25,437      $26,687     $22,356
- ---------------------------------------=======================================
Long-term investments     United States       $3,381       $2,268      $1,909
                          Russia                 131          131         131
                          Europe               1,838        2,138       3,198
                                       ---------------------------------------
                                              $5,350       $4,537      $5,238
- ---------------------------------------=======================================

                                                                    SCHEDULE II

                            HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

======================================================================================================
                                          Balance at  Charged to
                                          Beginning   sales and                Other     Balance at
                                           of year    expenses   Deductions  Adjustments End of year
                                         -------------------------------------------------------------
Year Ended December 31, 1998
- ----------------------------
  Allowance for doubtful accounts          $  816         -        ($   12)   ($ 351)(1)   $  453
  Allowance for returns and adjustments     2,479      $4,296       (3,556)      -          3,219

Year Ended December 31, 1999
- ----------------------------
  Allowance for doubtful accounts          $  453      $   81      ($   99)   ($ 100)(1)   $  335
  Allowance for returns and adjustments     3,219       7,313       (5,543)     (250)(1)    4,739

Year Ended December 31, 2000
- ----------------------------
  Allowance for doubtful accounts          $  335      $   25      ($   95)   $  204 (2)   $  469
  Allowance for returns and adjustments     4,739       8,129       (8,314)    2,019 (2)    6,573

- ------------------------------------------------------------------------------------------------------

(1) Adjustment of reserve resulting from change in estimate for the Hosiery and Marcasiano divisions which were discontinued.

(2)  Balance resulting from acquisition of Item-Eyes, Inc.

                                                                SCHEDULE III
                                                                 1 of 2
                         HAMPSHIRE GROUP, LIMITED
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (in thousands)
                           December 31, 2000
==============================================================================
                                                                    Cost Capitalized
                                                                       Subsequent
                                                 Initial Cost        to Acquisition
                                        --------------------------- ---------------
                               Encum-                     Land and   Land/Building
   Properties                 brances    Land  Buildings  Buildings  Improvements
- -----------------------------------------------------------------------------------
UNITED STATES
- -------------------------
Residential/Commercial
 Building-Charlottesville,
 Virginia                       $2,864   $ 432   $  397     $  829      $6,164
Hidden Creek Development-
 Blanco, Texas                     -       999      -          999         170
Merrick Properties-
 Huntington, New York            1,796     620    5,500      2,120         428
PA Properties - Washington, D.C. 2,161     764    1,687      2,451         174
Teall Properties - Syracuse,
 New York                        1,165     585    1,076      1,661          48
Manufacturing Plant-
 Spruce Pine, North Carolina       -        83    2,189      2,272         -
Office Building,
 West Palm Beach, Florida          232     135      301        436          14
- ------------------------------------------------------------------------------------
   Total United States Real
    Property                     8,218   3,618    7,150     10,768       6,998
- ------------------------------------------------------------------------------------
ST. PETERSBURG, RUSSIA
- ----------------------
Bolshaya Knonushennaya No. 15,
 Unit No. 2                        -       -        152        152         195
Nevsky 64, Unit No. 43             -       -        330        330         246
Nevsky 43, Unit No. 1              -       -        255        255         275
Nevsky 11, Unit No. 6              -       -        182        182         150
Millionnaya 29, Unit No. 3         -       -        210        210         183
Nevsky 23, Unit No. 4              -       -        155        155         152
Nevsky 11, Unit No. 7              -       -        182        182         150
Nevsky 23, Unit No. 20             -       -        203        203         228
Nevsky 64, Unit No. 39             -       -        130        130         100
Nevsky 11, Unit No. 8              -       -        160        160         145
Nevsky 13, Unit No. 4              -       -        101        101          98
Millonaya 11, Embankment, Unit
 No. 65                            -       -        175        175         119
Millonaya 29, Unit No. 5           -       -        200        200         170
Nevsky 64, Unit No. 42             -       -         60         60          74
Millionnaya 29, Penthouse          -       -         60         60         169
Millionnaya 29, Unit No. 7         -       -        200        200          61
Nevsky 23, Unit No. 3              -       -         38         38         -
Millionnaya 29, Unit No. 6         -       -         77         77         -
- -------------------------------------------------------------------------------------
    Total Russian Real Property    -       -      2,870      2,870       2,515
    Real Property Write-Down       -       -        -          -           -
- -------------------------------------------------------------------------------------
    Net Russian Real Property      -       -      2,870      2,870       2,515
- -------------------------------------------------------------------------------------

                                                         SCHEDULE III
                                                                 1 of 2
                            HAMPSHIRE GROUP, LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)
                                December 31, 2000

                                   (CONTINUED)
==============================================================================

                                   Gross Amount at Which Carried
                                        at End of Period
                                  -------------------------------- -------------
                                          Land/Building            Accumulated
   Properties                      Land   and Improvements  Total  Depreciation
- --------------------------------------------------------------------------------
UNITED STATES
- -------------
Residential/Commercial Building-
 Charlottesville, Virginia         $  507    $6,486       $  6,993     ($  100)
Hidden Creek Development-
 Blanco, Texas                      1,169       -            1,169         -
Merrick Properties-
 Huntington, New York                 620     1,928          2,548        (140)
PA Properties - Washington, D.C.      764     1,861          2,625        (277)
Teall Properties - Syracuse,
  New York                            585     1,124          1,709        (122)
Manufacturing Plant-
 Spruce Pine, North Carolina           83     2,189          2,272      (2,107)
Office Building,
 West Palm Beach, Florida             135       315            450         (59)
- -------------------------------------------------------------------------------
    Total United States Real
     Property                       3,863    13,903         17,766      (2,805)
- -------------------------------------------------------------------------------
ST. PETERSBURG, RUSSIA
- ----------------------
Bolshaya Knonushennaya No. 15,
  Unit No. 2                          -         347            347         (16)
Nevsky 64, Unit No. 43                -         576            576         (42)
Nevsky 43, Unit No. 1                 -         530            530         (53)
Nevsky 11, Unit No. 6                 -         332            332         (33)
Millionnaya 29, Unit No. 3            -         393            393         (33)
Nevsky 23, Unit No. 4                 -         307            307         (23)
Nevsky 11, Unit No. 7                 -         332            332         (34)
Nevsky 23, Unit No. 20                -         431            431         (32)
Nevsky 64, Unit No. 39                -         230            230         (18)
Nevsky 11, Unit No. 8                 -         305            305         (19)
Nevsky 13, Unit No. 4                 -         199            199         (12)
Millonaya 11, Embankment, Unit No. 65 -         294            294         (13)
Millonaya 29, Unit No. 5              -         370            370          (8)
Nevsky 64, Unit No. 42                -         134            134          (9)
Millionnaya 29, Penthouse             -         229            229          (1)
Millionnaya 29, Unit No. 7            -         261            261         (10)
Nevsky 23, Unit No. 3                 -          38             38         -
Millionnaya 29, Unit No. 6            -          77             77         -
- -------------------------------------------------------------------------------
    Total Russian Real Property       -       5,385          5,385        (356)
    Real Property Write-Down          -      (1,850)        (1,850)        -
- -------------------------------------------------------------------------------
    Net Russian Real Property         -       3,535          3,535        (356)
- -------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
Real Estate and Accumulated Depreciation (Continued)              SCHEDULE III
                                                                        2 of 2
- --------------------------------------------------------------------------------
                                                                       Cost Capitalized
                                                                          Subsequent
                                                   Initial Cost         to Acquisition
                                            -------------------------- ----------------
                                     Encum-                  Land and   Land/Building
   Properties                       brances Land  Buildings  Buildings  Improvements
- ---------------------------------------------------------------------------------------
BUCHAREST, ROMANIA
- -------------------
Jean Texier Street, No. 7,
 Unit No. 1                            -      -       174       174        -
Nicolae Balcescu Blvd. No. 5,
 Unit No. 32                           -      -        47        47        -
Nicolae Balcescu Blvd. No. 5,
 Unit No. 35                           -      -        88        88        -
Television Blvd. Unit No. 1            -      -        73        73         23
Urban District 1, Str. Naum
 Rimniceanu nr. 2-4, B1.5 Apt No. 7    -      -        32        32          9
Urban District 1
Calea Dorobantitor nr. 134-138,
 sc. A Unit No. 4                      -      -        26        26         16
- ---------------------------------------------------------------------------------------
  Total Romanian Real Property         -      -       440       440         48
- ---------------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
- ----------------------
Office Building, Slikova 55 Praha      110    -       314       314        -
Office Building, Belgicka 14 Praha     274    -       782       782        -
Office Building, Belgicka 16 Praha     252    -       590       590        -
Office Building, Business Parc Vraz    -      -       466       466        -
Office Building, Husinecka, Praha      781    -     1,387     1,387        -
Office Building, Belgicka 20 Praha     571    -       997       997        -
  Total Czech Republic Real Property 1,988    -     4,536     4,536        -
- ---------------------------------------------------------------------------------------
                                   $10,206 $3,618 $14,996   $18,614     $9,561
- ---------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Real Estate and Accumulated Depreciation (Continued)               SCHEDULE III
                                                                         2 of 2
- -------------------------------------------------------------------------------

                                      Gross Amount at Which Carried
                                            at End of Period
                                      ----------------------------- --------------
                                              Land/Building          Accumulated
   Properties                          Land   and Improvements Total  Depreciation
- -----------------------------------------------------------------------------------
BUCHAREST, ROMANIA
- -------------------
Jean Texier Street, No. 7, Unit No. 1   -        174         174        (25)
Nicolae Balcescu Blvd. No. 5,
 Unit No. 32                            -         47          47         (6)
Nicolae Balcescu Blvd. No. 5,
 Unit No. 35                            -         88          88        (13)
Television Blvd. Unit No. 1             -         96          96        (14)
Urban District 1, Str. Naum
 Rimniceanu nr. 2-4, B1.5 Apt No. 7     -         41          41         (4)
Urban District 1
Calea Dorobantitor nr. 134-138, sc.
 A Unit No. 4                           -         42          42         (3)
- ------------------------------------------------------------------------------------
  Total Romanian Real Property          -        488         488        (65)
- ------------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
- ----------------------
Office Building, Slikova 55 Praha       -        314         314        -
Office Building, Belgicka 14 Praha      -        782         782        -
Office Building, Belgicka 16 Praha      -        590         590        -
Office Building, Business Parc Vraz     -        466         466        (19)
Office Building, Husinecka, Praha       -      1,387       1,387       (195)
Office Building, Belgicka 20 Praha      -        997         997        (92)
  Total Czech Republic Real Property    -      4,536       4,536       (306)
- ------------------------------------------------------------------------------------
                                     $3,863  $22,462     $26,325    ($3,532)
 -----------------------------------------------------------------------------------

                            HAMPSHIRE GROUP, LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)
===============================================================================
Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:
- -------------------------------------------------------------------------------
Base Building     15 years
Improvement       Over remaining useful lives of the building
- -------------------------------------------------------------------------------
The aggregate cost for income tax purposes was approximately $28,175 at December 31, 2000.

The changes in total real estate assets and accumulated depreciation for the period ending December 31, 2000 are as follows:

Total Real Estate Assets                 Accumulated Depreciation
- ------------------------                 ------------------------
Balance, beginning of period   $19,400   Balance, beginning of period  ($2,862)
Acquisitions                     2,582   Depreciation                     (804)
Additions and improvements       5,475   Property sale                     134
Property sale                   (1,132)                                -------
                               -------   Balance, end of period        ($3,532)
Balance, end of period         $26,325                                 =======
                               =======

Quarterly Financial and Stock Data (unaudited)
(in thousands, except per share data and stock prices)
                                                                                Annual
In 1999 Quarter Ended                  Apr. 3     Jul. 3    Oct. 2    Dec. 31    Total
- ------------------------------------------------------------------------------------------
Net sales                             $20,392    $19,184    $54,425   $57,316   $151,317
Gross profit                            4,093      3,212     11,039    11,356     29,700
Operating income (loss)                (1,080)    (1,359)     4,884     3,470      5,915
                                     -----------------------------------------------------
Net income (loss)                    ($   940)  ($ 1,373)   $ 3,811   $ 3,698   $  5,196
                                     =====================================================
Net income (loss) per common share
                   - Basic             ($0.22)    ($0.34)     $0.94     $0.91      $1.27
                                     =====================================================
                   - Diluted           ($0.22)    ($0.34)     $0.90     $0.89      $1.22
                                     =====================================================
Common Stock price:  High              $13.00     $13.00     $14.25    $11.50     $14.25
                                     =====================================================
                     Low                $7.75      $5.00      $8.75     $7.62      $5.00
                                     =====================================================

- ------------------------------------------------------------------------------------------

                                                                                Annual
In 2000 Quarter Ended                  Apr. 1     Jul. 1    Sept. 30    Dec. 31 Total
- ------------------------------------------------------------------------------------------
Net sales                             $14,580    $12,832    $81,839   $87,631   $196,882
Gross profit                            2,361      1,608     15,522    20,638     40,129
Operating income (loss)                (2,843)        16      6,966     8,448     12,587
                                     -----------------------------------------------------
Income (loss) from continuing
  operations                          ($1,961)     ($822)    $5,072    $5,856     $8,145
                                     =====================================================
Net income (loss)                     ($1,961)     ($822)    $5,072    $6,254     $8,543
                                     =====================================================
Income (loss) from continuing
  operations       - Basic             ($0.48)    ($0.20)     $1.18     $1.29      $1.91
                                     =====================================================
                   - Diluted           ($0.48)    ($0.20)     $1.16     $1.28      $1.88
                                     =====================================================
Net income (loss) per common
  share            - Basic             ($0.48)    ($0.20)     $1.18     $1.38      $2.00
                                     =====================================================
                   - Diluted           ($0.48)    ($0.20)     $1.16     $1.36      $1.97
                                     =====================================================
Common Stock price:  High              $13.75      $7.25      $8.00     $8.12     $13.75
                                     =====================================================
                     Low               $12.25      $7.25      $8.00     $7.79      $7.25
                                     =====================================================


                               HAMPSHIRE GROUP, LIMITED
                                  2000 EXHIBIT INDEX

   Exhibit No.                   Description
- -----------------------------------------------------------------------------

    21             Subsidiaries of the Company

    23             Consent of Deloitte & Touche LLP

    23(A)          Consent of PricewaterhouseCoopers LLP