Form 10-Q
period 2001-03-31
HAMPSHIRE GROUP LTD
filed 2001-05-14
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.


                          Commission File No. 000-20201


                            HAMPSHIRE GROUP, LIMITED
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                  06-0967107
      ------------------------            ----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title of Each Class                     Number of Shares Outstanding
      Of Securities                              As of May 7, 2001
------------------------------           ----------------------------------
Common Stock, $0.10 Par Value                        4,665,351

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

                                 March 31, 2001


PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1 - Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of
         March 31, 2001 and audited December 31, 2000                       3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Month Periods Ended March 31, 2001 and
         April 1, 2000                                                      4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Month Periods Ended March 31, 2001 and
         April 1, 2000                                                      5

         Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        14


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 15

Item 4 - Submission of Matters to a Vote of Security Holders               15

Item 6 - Exhibits and Reports on Form 8-K                                  15

Signature Page                                                             16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   March 31,       December 31,
                                                      2001             2000*
ASSETS:                                           ----------      ------------
------
Current assets:
  Cash and cash equivalents                        $ 13,025         $ 10,517
  Accounts receivable trade - net                    25,690           32,898
  Notes and other accounts receivable - net           2,278            3,864
  Inventories                                        29,294           33,222
  Other current assets                                4,381            4,302
                                                   --------         --------
     Total current assets                            74,668           84,803

Property, plant and equipment - net                   2,545            2,644
Real property investments - net                      24,321           22,793
Long-term investments - net                           4,926            5,350
Intangible assets - net                               9,480            9,692
Other assets                                          6,813            7,370
                                                   --------         --------
     Total assets                                  $122,753         $132,652
                                                   ========         ========
LIABILITIES:
-----------
Current liabilities:
  Current portion of long-term debt                $  5,654         $  5,428
  Accounts payable                                    7,877           11,148
  Accrued expenses and other liabilities              5,391           10,043
                                                   --------         --------
     Total current liabilities                       18,922           26,619

Long-term debt                                       22,015           22,777
Subordinated notes payable                            1,625            1,863
Deferred compensation                                 1,638            1,753
                                                   --------         --------
     Total liabilities                               44,200           53,012
                                                   --------         --------
STOCKHOLDERS' EQUITY:
Common stock                                            467              465
Additional paid-in capital                           30,931           30,816
Retained earnings                                    47,317           48,501
Accumulated other comprehensive loss                   (149)             (75)
Treasury stock                                          (13)             (67)
                                                   --------         --------
     Total stockholders' equity                      78,553           79,640
                                                   --------         --------
     Total liabilities and stockholders' equity    $122,753         $132,652
                                                   ========         ========


     *Derived from the December 31, 2000 audited consolidated balance sheet.

        (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                              Three Month Periods Ended
                                              -------------------------
                                              March 31,         April 1,
                                                 2001             2000
                                              --------          --------
Net sales                                      $37,434          $14,580
Cost of goods sold                              30,172           12,219
                                               -------          -------
  Gross profit                                   7,262            2,361
Rental revenue                                     562              574
                                               -------          -------
                                                 7,824            2,935
Selling, general and
  administrative expenses                        9,052            5,770
Net investment transactions
  and impairment charges                            38                8
                                               -------          -------
Loss from operations                            (1,266)          (2,843)
Other income (expense):
 Interest expense                                 (611)            (478)
  Interest income                                  246              377
  Other                                            (77)             483
                                               -------          -------
Loss before income taxes                        (1,708)          (2,461)
Benefit from income taxes                          545              500
                                               -------          -------
Net loss                                      ($ 1,163)        ($ 1,961)
                                               =======          =======

------------------------------------------------------------------------------

Net loss per share - basic and diluted          ($0.25)          ($0.48)
                                                 =====            =====
Weighted average number of shares
  Outstanding - basic and diluted                4,642            4,115
                                                 =====            =====

         (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Three Month Periods Ended
                                                      -------------------------
                                                       March 31,     April 1,
                                                         2001          2000
                                                       --------      --------
Cash flows from operating activities:
  Net loss                                             ($1,163)      ($1,961)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                         597         1,151
     Deferred compensation costs                            26            40
     Change in operating assets and liabilities:
       Receivables                                       8,204         7,005
       Inventories                                       3,928        (5,133)
       Accounts payable                                 (3,271)         (713)
       Accrued expenses and other liabilities           (4,652)       (1,166)
       Other assets                                        (46)          278
                                                       -------       -------
     Net cash provided by (used in) operating
       activities                                        3,623          (499)
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                     (87)          (70)
  Proceeds from long-term investments                      424            13
  Purchase of real property and other investments       (1,801)       (1,596)
  Loans and advances to investees                           (3)         (899)
  Repayments of loans and advances by investees            977            51
                                                       -------       -------
       Net cash used in investing activities              (490)       (2,501)
                                                       -------       -------
Cash flows from financing activities:
  Repayment of long-term debt                             (773)         (799)
  Payments of deferred compensation                         (2)           (2)
  Proceeds from issuance of common stock                   196           -
  Proceeds from issuance of treasury stock                  60            23
  Purchases of treasury stock                             (106)          -
                                                       -------       -------
       Net cash used in financing activities              (625)         (778)
                                                       -------       -------
Net increase (decrease) in cash and cash equivalents     2,508        (3,778)
Cash and cash equivalents - beginning of period         10,517        23,831
                                                       -------       -------
Cash and cash equivalents - end of period              $13,025       $20,053
                                                       =======       =======

------------------------------------------------------------------------------
Supplementary cash flow information:
Cash paid during the period for:  Interest              $  844          $198
                                  Income taxes           1,449            87
Sale of investments to related party, settled by
  forgiveness of certain liabilities owed to a
  related party                                            -             775

         (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

The effect of outstanding stock options was not included in the weighted average number of shares or earnings per share computation in the three months ended March 31, 2000 and April 1, 2000 because their effect would be anti-dilutive.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year.

NOTE 2.  ACQUISITION OF ASSETS
------------------------------
Effective August 20, 2000, the Company, acquired substantially all the assets and business of Item-Eyes, Inc. ("Item-Eyes"), a privately held sportswear company. The acquired assets included trade accounts receivable, inventories, machinery and equipment, furniture and fixtures and leasehold improvements used in the operation of the business, and all intangible assets of Item-Eyes. Item-Eyes is a manufacturer and marketer of moderate-price "missy" related separates under its labels, Requirements(R), Nouveaux(R) and private labels of retailers such as May Company, Federated Department Stores, Kohl's and JC Penney.

The assets were acquired for a total of $57,288,000, which was paid as follows:

Cash, including repayment of revolving credit line of
  $31,069,000                                                   $44,069,000
Assumed liabilities - trade accounts payable, etc.                8,396,000
Issuance of Subordinated Notes payable                            2,100,000
Issuance of Hampshire Group, Limited Common Stock                 2,723,000 (1)

(1) Hampshire Group Limited issued 395,382 unregistered shares of its Common Stock.

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

A portion of the consideration paid by the Company was obtained through loans under the Company's Amended and Restated Credit Agreement and Guaranty, dated September 5, 2000 ("Revolving Credit Facility"), as discussed in Note 4 herein.

The Company also obtained a $3 million, five-year term loan from Merchants National Bank, Winona, Minnesota, which was closed on September 20, 2000. This loan was part of the long-term financing of the acquisition.

NOTE 3.  INVENTORIES
--------------------
A summary of inventories by component is as follows:
                                                   (in thousands)
                                         March 31, 2001      December 31, 2000
                                         --------------      -----------------
Finished goods                              $21,753               $26,414
Work-in-progress                              2,336                 3,905
Raw materials and supplies                    5,868                 3,813
                                            -------               -------
                                             29,957                34,132
   Less - LIFO reserve                         (663)                 (910)
                                            -------               -------
   Net inventories                          $29,294               $33,222
                                            =======               =======

NOTE 4.  BORROWINGS
-------------------
Revolving Credit Facilities
---------------------------
The Revolving Credit Facility is with a consortium of six commercial banks, with The Chase Manhattan Bank, New York, as agent. The Company's three-year Revolving Credit Facility, dated September 5, 2000 provides a secured credit facility up to $97.9 million in revolving line of credit and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $97.9 million less outstanding letters of credit; or (2) the sum of 85% of eligible account receivables, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued through this credit facility plus a seasonal supplemental amount of up to $24 million from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 2.25%, for a fixed term. Additionally, the Company is required to pay the banks a commitment fee at a rate equal to one eighth of one percent for amounts that the Revolving Credit Facility exceeds the sum of the outstanding loans and the letter of credit obligations. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. At the end of the first quarter, the Company did not have an outstanding balance against the credit line, outstanding letters of credit were $25.5 million, and the Company had approximately $4.6 million available under the facility.

Additionally, the Company has available two credit facilities, which provide for international letters of credit in the aggregate amount of $2.0 million. The terms of the Revolving Credit Facility restricts the Company from having no more than $2.0 million, in total, outstanding against these lines. As of March 31, 2001 the letters of credit outstanding against these two line of credit facilities was approximately $182,000. The aggregate amount of all letters of credit outstanding at March 31, 2001 was approximately $25.7 million.

Senior Notes Agreement
----------------------
The Senior Notes are collateralized pari passu with the Revolving Credit Facility, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries, a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc.

As a result of the disposal of the manufacturing facilities on April 28, 2000 (see Note 5) and the acquisition of Item-Eyes, the Company entered into Amendment No. l to the Senior Notes Agreement on September 5, 2000. The Amendment provides for, among other things, changes in: i) the applicable interest rate from 7.05% to an adjustable rate, 8% effective September 5, 2000; and ii) the principal amortization schedule from seven annual installments of $2,142,857 commencing January 2, 2002, to a payment of $937,500 upon closing and 15 semi-annual installments of $937,500 each, commencing January 2, 2001.

Financial Covenants
-------------------
Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and it subsidiaries).

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants at March 31, 2001.

The Agreements also require a short-term debt cleanup of 45 days during any 12-month period and restrict the sale of assets and restricts payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes, the repurchase of Company stock and investments in and loans or advances to the Non-Restricted Subsidiary. The Company was in compliance with these provisions at March 31, 2001.

Other Debt
----------
The Company's other debt includes the Subordinate Notes and $3 million loan from Merchants National Bank, both from the financing of the Item-Eyes acquisition. The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed the Subordinated Notes and certain indebtedness relating to the purchase of real property.

NOTE 5.  SALE OF ASSETS
-----------------------
On April 28, 2000 (the "Closing Date"), the Company concluded a transaction whereby it sold all of its sweater manufacturing assets to Glamourette/OG, Inc., a Puerto Rican corporation ("Glamourette/OG"). Glamourette/OG is a subsidiary of Olympic Mills Corporation ("Olympic Mills"), both of which are unrelated to the Company.

The assets sold include the sweater manufacturing facilities of the Company's subsidiary, Glamourette Fashion Mills, Inc., located in Quebradillas, Puerto Rico and machinery and equipment located in California, Virginia, Minnesota and machinery and equipment on consignment to a contract manufacturer located in Mexico. In addition to the machinery and equipment, assets sold include the inventories, other than finished goods, and certain other assets of the respective operations.

The sales price for the machinery and equipment was $10,460,500 consisting of $4,000,000 cash and a promissory note in the amount of $8,000,000, discounted to $6,460,500, bearing interest at 8.75% per annum and due April 28, 2005 (the 8.75% Note"). The 8.75% Note is payable by a deduction of $0.67 per sweater purchased from Glamourette/OG or is payable in cash and is partially collateralized by the machinery and equipment which was sold pursuant thereto and by the pledge of the common stock of Glamourette/OG, Inc.

NOTE 6. COMPREHENSIVE LOSS
--------------------------
Comprehensive loss consists of net loss, plus certain changes in assets and liabilities that are not included in net loss but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. The Company's comprehensive loss was as follows:

                                                         (in thousands)
                                                   Three Month Periods Ended
                                                   -------------------------
                                                 March 31, 2001   April 1, 2000
                                                 --------------   -------------
Net loss                                            ($1,283)        ($1,961)
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
    Unrealized holding gains on securities
      Arising during periods                            -                47
    Income tax provision on securities                  -               (17)
                                                     ------          ------
    Unrealized gains on securities                      -                30
  Foreign currency translation adjustment               (74)            (91)
                                                     ------          ------
Comprehensive loss                                  ($1,357)        ($2,022)
                                                     ======          ======

NOTE 7.  RECENT ACCOUNTING STANDARDS
------------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

NOTE 8.  INDUSTRY SEGMENTS AND DATA BY GEOGRAPHICAL AREAS
---------------------------------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, primarily men's and women's sweaters and related separates. The products are sold to customers throughout the United States of America including major department stores, specialty retail stores and catalog companies. Although the Company sells apparel throughout the year, the business is highly seasonal, with approximately 75% of sales occurring in the third and fourth quarters. The Investments segment makes investments both domestically and internationally, principally in real property.

Industry Segment Data                              Three Month Periods Ended
                                                   -------------------------
                                                 March 31, 2001   April 1, 2000
                                                 --------------   -------------
Net sales                     Apparel                $37,434         $14,580
Rental revenue                Investments                562             574
                                                    --------         -------
                                                     $37,996         $15,154
-------------------------------------------------------------------------------
Gross profit                  Apparel                 $7,262          $2,361
 (as percent of net sales)                              19.4%           16.2%
-------------------------------------------------------------------------------
Interest expense              Apparel                   $ 69            $ 42
                              Investments                208             148
                              Corporate                  334             288
                                                       -----            ----
                                                        $611            $478
-------------------------------------------------------------------------------
Income (loss) from operations Apparel                ($  772)        ($2,311)
                              Investments                 53             154
                              Corporate                 (547)           (686)
                                                     --------         -------
                                                     ($1,266)        ($2,843)
-------------------------------------------------------------------------------
                                                 March 31, 2001   Dec. 31, 2000
                                                 --------------   -------------
Total identifiable assets     Apparel               $ 72,445        $ 85,021
                              Investments             30,280          29,510
                              Corporate               20,028          18,121
                                                    --------         -------
                                                    $122,753        $132,652
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


RESULTS OF OPERATIONS

Three months ended March 31, 2001 and April 1, 2000
---------------------------------------------------
Consolidated net sales for the Company's Apparel Segment for the three month period ended March 31, 2001, were $37,434,000, compared with $14,580,000 for the same period in 2000, an increase of $22,854,000. The acquisition of Item-Eyes Inc., a privately held sportswear company, effective August 2000, accounted for 98% or $22,451,000 of the increase in net sales.

Gross margin for the Company's Apparel segment for the first quarter of 2001 was 19.4% of net sales, an increase of 3.2 percentage points over the gross margin achieved in the prior year for the same period. The increase in margin percent resulted from discontinuing certain less profitable product lines, no longer incurring manufacturing costs and during the Company's off-season due to the sale of manufacturing operations in the prior year and the Item-Eyes acquisition. The Company reported a gross margin of $7,262,000 for the three months ended March 31, 2001, compared to $2,361,000 for the same period in the prior year, an increase of $4,901,000. The increase resulted from the added sales of Item-Eyes, which resulted in a gross margin of $3,908,000, and the more profitable mix of products shipped from the Company's other apparel product lines.

Selling, general and administrative expenses ("SG&A") for the Company were $9,052,000 for the first three months of 2001, compared with $5,770,000 for the first three months of 2000. The increase of $3,282,000, resulted primarily from the SG&A expenses for Item-Eyes of $3,400,000.

Loss from operations decreased by $1,577,000 from $2,843,000, for the first three months of 2000, to $1,266,000 for the same reporting period in 2001. Income from operations of Item-Eyes accounted for $508,000 of the decrease, and the balance resulted primarily from the higher margin achieved from the Company's other apparel product lines. The Company's apparel business, particularly the sale of sweaters, is highly seasonal with the majority of sales occurring in the third and fourth quarters.

Interest expense was $611,000 for the first quarter of 2001, an increase of $133,000, or 27.8%, from $478,000 for the same period in 2000. This increase can be attributed primarily to higher rates and the additional financing of real properties.

In 2001 the Company reported other expense of $77,000, compared to other income of $483,000 in 2000 for the first quarter. During the first quarter of 2000, the Company had an unrealized gain in the market value of trading securities held in retirement trust of $219,000, and for the same period in 2001 the market value of trading securities held in retirement trust decreased by $90,000. Offsetting entries were reported under SG&A as additional deferred compensation expense in 2000 and a reduction to deferred compensation expense in 2001, accordingly there was no effect to the net income in either period. Additionally, reported in the first quarter of 2000 as other income was income received from the building and equipment leased to Vision Legwear, LLC. The lease was terminated at the end of 2000 when Vision Legwear sold its assets.

SEASONALITY
-----------
The Company's apparel business, particularly the sale of sweaters to its customers, is highly seasonal with the majority of sales occurring in the third and forth quarters of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the build-up in inventories and accounts receivable (which historically reach their maximum requirements in the third quarter), servicing long-term debt, funding capital expenditures and making investments, through its investment subsidiary, in assets not used in the apparel business of the Company. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term borrowing.

Net cash provided by operating activities was $3,623,000 for the three month period ended March 31, 20001, as compared to net cash used in operating activities of $499,000 for the comparable period of the prior year. The increase in cash provided by operating activities in the three month period ended March 31, 2001 as compared to the prior year principally resulted from reductions in inventory levels, partially offset by increased payments to settle accounts payable and accrued expenses.

Cash used for investing activities totaled $490,000 for the three-month period ended March 31, 2001. The Company, through its investment subsidiary, Hampshire Investments, Limited makes investments in assets unrelated to the Company's apparel business, for the intended purpose of diversifying the earnings base of the Company. During the first quarter of 2001 the Company made $1,801,000 of such investments. Capital expenditures for the quarter ended March 31, 2001 were $87,000. Offsetting the use of cash in investing activities was the collection of $977,000 of notes receivable.

The Company, in conjunction with the acquisition of Item-Eyes, negotiated a new Revolving Credit Facility, dated September 5, 2000, with six participating commercial banks. The three-year credit agreement provides a $97.9 million combined line of credit and letter of credit facility. Advances under the line of credit are limited to the lesser of: (1) $97.9 million less outstanding letters of credit; or (2) the sum of 85% of eligible account receivables, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued through this credit facility plus a seasonal supplemental amount up to $24 million from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate of LIBOR plus 2.25% for a fixed term. Additionally the Company is required to pay to the banks a commitment fee at a rate equal to one eighth of one percent for amounts that the Revolving Credit Facility exceeds the sum of the outstanding loans and the letter of credit obligations. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries, a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. Letters of credit issued under the facility are collateralized by the inventory shipped pursuant to the letters of credit. At the end of the first quarter, the Company did not have an outstanding balance against the credit line, outstanding letters of credit were $25.5 million and the Company had approximately $4.6 million available under the facility.

On September 20, 2000, the Company obtained a five-year term loan with Merchants National Bank, Winona, Minnesota for $3 million. The $3 million loan was part of the long-term financing of the Item-Eyes acquisition. The note bears interest at the bank's prime rate plus 0.25% per annum, adjustable annually on the anniversary of the loan. The agreement provides for repayment of the loan in nine semi-annual installments of $301,941 each, commencing March 20, 2001 but may be prepaid without penalty. The loan covenants for this loan are the same as for the Revolving Credit Facility.

Additionally, the Company has available two credit facilities restricted in use for international letters of credit in the aggregate amount of $2.0 million. By terms of the Revolving Credit Facility the Company is restricted to having no more than $2.0 million, in total, outstanding against these lines. As of March 31, 2001, the letters of credit balance outstanding against these two line of credit facilities was approximately $182,000.

Hampshire Group and its subsidiaries, including Item-Eyes, also entered into Amendment No. 1, dated September 5, 2000 (the "Amendment"), to the Note Purchase Agreements, dated as of May 15, 1998, among Hampshire Group Limited, Hampshire Group's subsidiaries, Phoenix Home Life Mutual Insurance Company and the Ohio National Life Insurance Company, with respect to the $15,000,000 aggregate principal amount, Senior Secured Notes due January 2, 2008 (the "Insurance Notes"). The Amendment provides for, among other things, changes in: i) the applicable interest rate from 7.05% to an adjustable rate, 8% effective September 5, 2000; and ii) the principal amortization schedule from seven annual installments of $2,142,857 commencing January 2, 2002, to a payment of $937,500 upon closing and 15 semi-annual installments of $937,500 each, commencing January 2, 2001. The Senior Notes are collateralized pari passu with the Revolving Credit Facility, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries, a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc.

COMPANY STRATEGY
----------------
The Company believes it has made major progress in positioning itself for the future from both the sale of the manufacturing facilities and the acquisition of Item-Eyes.

With the sale of the manufacturing facilities, the Company believes it has enhanced its flexibility in the product lines that can be offered to its customers. With the established international sourcing network and supply agreement with the Purchaser of the manufacturing facilities, the Company believes it will be able to provide its customers with a diversified, cost competitive product line.

The acquisition of Item-Eyes complements the Company's long-term strategy in diversification of apparel product line.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued on March 31, 2001. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

With the exception of Hampshire Praha, the Company's 70% owned subsidiary, Hampshire Investments does not issue or own foreign indebtedness. Further, such foreign indebtedness is insignificant to the Company's financial statements. Hampshire Investments either purchases foreign based assets with U.S. dollars or with foreign currency purchased with U.S. dollars, on or near the purchase date. Real property owned by Hampshire Investments and located outside the United States is leased for either U.S. dollars or other stable currency. The primary foreign currency risk for Hampshire Investments is the impact of fluctuations that such currencies have on the businesses of the lessees of real property owned by Hampshire Investments.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation, to which it is a party, will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

Item 2 - Changes in Securities and Use of Proceeds

         Not applicable.

Item 3 - Defaults in Senior Securities

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

Item 5 - Other Information

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits

      Exhibit No.                          Description
      -----------        ---------------------------------------------------

      The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company Report on form 10-K for the fiscal year ended December 31, 2000 and Part IV, Item (a)(3) therein.

   b) Reports on Form 8-K filed during the quarter

      There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAMPSHIRE GROUP, LIMITED
                                   (Registrant)

Date:  May 14, 2001                 /s/ Ludwig Kuttner
----------------------------        --------------------------------------
                                    Ludwig Kuttner
                                    Chairman of the Board of Directors
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date   May 14, 2001                 /s/ William W. Hodge
----------------------------        --------------------------------------
                                    William W. Hodge
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)