Form 10-Q
period 2001-06-30
HAMPSHIRE GROUP LTD
filed 2001-08-13
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001 .

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

                                                    Number of Shares
       Title of Each Class                            Outstanding
         Of Securities                             As of August 13, 2001
  -----------------------------                 --------------------------
  Common Stock, $0.10 Par Value                         4,666,009

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q


PART I-FINANCIAL INFORMATION                                             Page
                                                                         ----
Item 1-Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       June 30, 2001 and December 31, 2000                                 3

       Unaudited Condensed Consolidated Statements of Operations
       for the Six-Month and Three-Month Periods Ended June 30, 2001
       and July 1, 2000                                                    4

       Unaudited Condensed Consolidated Statements of Cash Flows for
       the Six-Month Periods Ended June 30, 2001 and July 1, 2000          5

       Notes to Unaudited Condensed Consolidated Financial Statements      7

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          12

Item 3-Quantitative and Qualitative Disclosures About Market Risk         16


PART II-OTHER INFORMATION

Item 1-Legal Proceedings                                                  17

Item 4-Submission of Matters to a Vote of Security Holders                17

Item 6-Exhibits and Reports on Form 8-K                                   17

Signature Page                                                            18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                    June 30,      December 31,
ASSETS:                                               2001            2000*
Current assets:                                     -------       -----------
  Cash and cash equivalents                        $    482        $ 10,517
  Accounts receivable trade - net                    17,221          32,898
  Notes and other accounts receivable - net           1,927           3,864
  Inventories                                        57,209          33,222
  Other current assets                                6,322           4,302
                                                   --------        --------
    Total current assets                             83,161          84,803

Property, plant and equipment - net                   2,381           2,644
Real property investments - net                      26,098          22,793
Long-term investments - net                           5,219           5,350
Goodwill - net                                        9,269           9,692
Other assets                                          6,014           7,370
                                                   --------        --------
    Total assets                                   $132,142        $132,652
                                                   ========        ========

LIABILITIES:
Current liabilities:
  Current portion of long-term debt                $  5,888        $  5,428
  Borrowings under lines of credit                   11,880             -
  Accounts payable                                    6,699          11,148
  Accrued expenses and other liabilities              5,543          10,043
                                                   --------        --------
    Total current liabilities                        30,010          26,619

Long-term debt                                       22,609          22,777
Subordinated notes payable                            1,388           1,863
Deferred compensation                                 1,718           1,753
                                                   --------        --------
    Total liabilities                                55,725          53,012
                                                   --------        --------

STOCKHOLDERS' EQUITY:
Common stock                                            467             465
Additional paid-in capital                           30,931          30,816
Retained earnings                                    45,203          48,501
Accumulated other comprehensive loss                   (176)            (75)
Treasury stock                                           (8)            (67)
                                                   --------        --------
    Total stockholders' equity                       76,417          79,640
                                                   --------        --------
    Total liabilities and stockholders' equity     $132,142        $132,652
                                                   ========        ========

    *Derived from the December 31, 2000 audited consolidated balance sheet.

             (The accompanying notes are an integral part of these
                        unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                           Six-Month           Three-Month
                                         Periods Ended        Periods Ended
                                      ------------------   -------------------
                                      June 30,   July 1,    June 30,   July 1,
                                       2001       2000        2001      2000
                                      -------    -------    -------   -------
Net sales                             $63,442    $27,412    $26,008   $12,832
Cost of goods sold                     51,273     23,443     21,101    11,224
                                      -------    -------    -------   -------
  Gross profit                         12,169      3,969      4,907     1,608
Rental revenue                          1,148      1,168        586       594
                                      -------    -------    -------   -------
                                       13,317      5,137      5,493     2,202
Selling, general and
 adminstrative expenses                17,500     10,417      8,448     4,647
(Gain) on sale of property,
  plant and equipment                     -       (1,710)       -      (1,710)
Net investment transactions (gains)
  and impairment charges                  (41)      (743)       (79)     (751)
                                      -------    -------    -------   -------
(Loss) income from operations          (4,142)    (2,827)    (2,876)       16
Other income (expense):
  Interest expense                     (1,239)      (904)      (628)     (426)
  Interest income                         393        763        147       386
  Other                                   (14)       335         63      (148)
                                      -------    -------    -------   -------
Loss before income taxes               (5,002)    (2,633)    (3,294)     (172)
(Benefit) provision for income taxes   (1,725)       150     (1,180)      650
                                      -------    -------    -------   -------
Net loss                             ($ 3,277)  ($ 2,783)  ($ 2,114) ($   822)
                                      =======    =======    =======   =======

-------------------------------------------------------------------------------

Net loss per share -
   basic and diluted                   ($0.70)    ($0.68)    ($0.45)   ($0.20)

Weighted average number of shares
  outstanding - basic and diluted       4,654      4,116      4,665     4,117

        (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                        Six-Month Periods Ended
                                                        -----------------------
                                                           June 30,     July 1,
                                                             2001        2000
Cash flows from operating activities:                      --------    --------
  Net loss                                                 ($3,277)    ($2,783)
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
     Depreciation and amortization                           1,189       1,959
     Gain on sale of real estate and other investments         (41)       (743)
     Net gain on sale of manufacturing operations              -        (1,326)
     Gain on sales of other property, plant and equipment      -          (384)
     Deferred compensation costs                                53          68
     Changes in operating assets and liabilities:
       Receivables                                          17,045       8,926
       Inventories                                         (23,987)    (15,997)
       Other assets                                            461          89
       Accounts payable                                     (4,449)     (1,154)
       Accrued expenses and other liabilities               (6,427)     (1,620)
                                                          --------    --------
     Net cash used in operating activities                 (19,433)    (12,965)
Cash flows from investing activities:                     --------    --------
  Capital expenditures                                        (115)       (146)
  Deposit on business acquisition                              -        (5,000)
  Proceeds from sales of property, plant and equipment         -         6,370
  Proceeds from sale of real estate and other investment       495       1,027
  Purchase of real property and other investments           (4,121)     (3,322)
  Loans and advances to investees                              (29)     (1,765)
Repayments of loans and advances by investees                1,320         402
                                                          --------    --------
    Net cash used in investing activities                   (2,450)     (2,434)
                                                          --------    --------
Cash flows from financing activities:
  Net borrowings under line of credit                       11,880         -
  Proceeds from long-term debt                               1,164       2,146
  Repayment of long-term debt                               (1,347)       (954)
  Payments of deferred compensation                             (4)         (4)
  Proceeds from issuance of common stock                       196         -
  Proceeds from issuance of treasury stock                      65          51
  Purchases of treasury stock                                 (106)        -
                                                          --------    --------
    Net cash provided by financing activities               11,848       1,239
                                                          --------    --------
Net decrease in cash and cash equivalents                  (10,035)    (14,160)
Cash and cash equivalents - beginning of period             10,517      23,831
                                                          --------    --------
Cash and cash equivalents - end of period                 $    482    $  9,671
                                                          ========    ========


                                                        Six-Month Periods Ended
                                                        -----------------------
                                                           June 30,     July 1,
                                                             2001        2000
                                                           --------    --------
Supplementary disclosure of cash flow information:
Cash paid during the period for:     Interest               $1,093      $  894
                                     Income taxes            2,084         239
Sale of investments to related party, settled by
  forgiveness of certain liabilities owed to related
  party by the Company                                         -           775
Settlement of long-term debt payment - sale of real
  property                                                     -         1,376
Settlement  of long term debt payment - sale of property,
  plant and equipment                                          -           754
Note receivable sale of property, plant and equipment          -         4,828





















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

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

The effect of outstanding stock options was not included in the weighted average number of shares or earnings per share computations in the three-month and six-month periods ended June 30, 2001 and July 1, 2000 because their effect would be anti-dilutive.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year.

NOTE 2.  ACQUISITION OF ASSETS
------------------------------
Effective August 20, 2000, the Company acquired substantially all the assets and business of Item-Eyes, Inc. ("Item-Eyes"), a privately held sportswear company.

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

  (1) Hampshire Group Limited issued 395,382 unregistered shares of its Common Stock. (1)

The purchase price was allocated to the net assets acquired, including the liabilities assumed as of August 20, 2000, based upon their estimated fair values as of that date with the remainder of approximately $8,650,000 being recorded as goodwill.

NOTE 3.  INVENTORIES
--------------------
A summary of inventories by component is as follows:
                                                      (in thousands)
                                           June 30, 2001      December 31, 2000
                                           -------------      -----------------
Finished goods                                $48,644             $26,414
Work-in-progress                                4,000               3,905
Raw materials and supplies                      5,244               3,813
                                              -------             -------
                                               57,888              34,132
   Less - LIFO reserve                           (679)               (910)
                                              -------             -------
   Net inventories                            $57,209             $33,222
                                              =======             =======

NOTE 4.  BORROWINGS
-------------------
Revolving Credit Facilities
---------------------------
The Company's Revolving Credit Facility, expiring September 5, 2003, provides a secured credit facility up to $97.9 million in revolving line of credit and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $97.9 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued through this credit facility, plus a seasonal supplemental amount of up to $24 million from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. As of June 30, 2001, the Company had $11.9 million of borrowings under the line of credit and outstanding letters of credit of $30.3 million. Approximately $16.0 million was available under the facility.

Additionally, the Company has available two credit facilities, which provide for international letters of credit in the aggregate amount of $2.0 million. As of June 30, 2001 the letters of credit outstanding against these two letter of credit facilities totaled approximately $90,000.

Senior Notes Agreement
----------------------
The Senior Notes are collateralized pari passu with the Revolving Credit Facility and have the same security pledges and collateral as the Revolving Credit Facility. The Senior Notes Agreement was amended on September 5, 2000 to provide, among other things; for changes in i) the applicable interest rate to 8%; and ii) the principal amortization schedule to a payment of $937,500 at September 5, 2000 and 15 semi-annual installments of $937,500 each, commencing January 2, 2001.

Financial Covenants
-------------------
Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and its subsidiaries).

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants at June 30, 2001.

The Agreements also require a short-term debt cleanup of 45 days during any 12-month period and restricts the sale of assets and restricts payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes, the repurchase of Company stock and investments in and loans to the Non-Restricted Subsidiary. The Company was in compliance with these provisions at June 30, 2001.

Other Debt
----------
The Company's other debt includes Subordinated Notes (Note 2) and a $3 million loan from Merchants National Bank. Also, the Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed the Subordinated Notes and certain indebtedness relating to the purchase of real property.

NOTE 5.  SALE OF ASSETS
-----------------------
On April 28, 2000 (the "Closing Date"), the Company sold all of its sweater manufacturing assets, except finished goods inventory, to Glamourette/OG, Inc., a Puerto Rican corporation ("Glamourette/OG") for a sales price of $10,468,000. The sales price included a promissory note in the amount of $8,000,000, discounted to $6,460,500, at 8.75% per annum and due April 28, 2005. The note is payable by a deduction of $0.67 per sweater purchased from Glamourette/OG or is payable in cash and is partially collateralized by the machinery and equipment sold pursuant thereto and by the pledge of the common stock of Glamourette/OG, Inc.

NOTE 6. COMPREHENSIVE LOSS
--------------------------
Comprehensive loss consists of net loss, plus certain changes in assets and liabilities that are not included in net loss but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. The Company's comprehensive loss was as follows:
                                                   (in thousands)
                                           Six-Month           Three-Month
                                         Periods Ended        Periods Ended
                                      ------------------   -------------------
                                      June 30,   July 1,    June 30,   July 1,
                                       2001       2000        2001      2000
                                      -------    -------    -------   -------
Net loss                              ($3,277)   ($2,783)  ($2,114)     ($822)
Other comprehensive income (loss):
  Unrealized (loss) on securities:
    Unrealized holding (loss) on
     securities arising during periods    -          (64)      -         (111)
    Income tax benefit on securities      -           25       -           42
                                       ------     ------    ------      -----
    Unrealized (loss) on securities       -          (39)      -          (69)
  Foreign currency translation
   adjustment                            (101)       (79)      (27)        12
                                       ------     ------    ------      -----
Comprehensive loss                    ($3,378)   ($2,901)  ($2,141)     ($879)
                                       ======     ======    ======      =====

NOTE 7.  RECENT ACCOUNTING STANDARDS
------------------------------------
Derivative Instruments
----------------------
Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

Business Combinations and Goodwill and Other Intangible Assets
--------------------------------------------------------------
In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts the Statement.

NOTE 8.  INDUSTRY SEGMENTS DATA
-------------------------------
The Company operates in two industry segments - Apparel and Investments. The
Apparel segment includes sales of men's and women's sweaters and related separates. The products are sold to customers throughout the United States of
America including major department stores, specialty retail stores and catalog companies. Although the Company sells apparel throughout the year, the business is highly seasonal, with approximately 75% of sales occurring in the third and fourth quarters. The Investments segment makes investments both domestically and internationally, principally in real property. The Company's decision-makers use operating income (loss) to monitor the results of the segments and to make decisions regarding allocations of financial resources.
Industry Segments Data                      Six-Month           Three Month
----------------------                     Periods Ended       Periods Ended
                                        ------------------   ------------------
                                        June 30,    July 1,  June 30,   July 1,
                                         2001        2000      2001      2000
                                        -------     ------   -------    ------
 Net sales               Apparel        $63,442    $27,412   $26,008   $12,832
 Rental revenue          Investments      1,148      1,168       586       594
                                        -------    -------   -------   -------
                                        $64,590    $28,580   $26,594   $13,426
-------------------------------------------------------------------------------

 Gross profit            Apparel        $12,169    $ 3,969   $ 4,907   $ 1,608
  (as percent of net sales)                19.2%      14.5%     18.9%     12.5%
-------------------------------------------------------------------------------
 Income (loss) from      Apparel        ($3,218)   ($2,945)  ($2,446)  ($  634)
     operations          Investments        269      1,165       216     1,011
                         Corporate       (1,193)    (1,047)     (646)     (361)
                                        -------    -------   -------   -------
                                        ($4,142)   ($2,827)  ($2,876)   $   16
-------------------------------------------------------------------------------
Interest expense         Apparel         $  128       $ 55      $ 59      $ 13
                         Investments        410        291       202       143
                         Corporate          701        558       367       270
                                         ------      -----      ----      ----
                                         $1,239       $904      $628      $426
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                        June 30,  December 31,
                                          2001       2000
                                        --------  -----------
Total identifiable       Apparel        $90,639     $85,021
  assets                 Investments     31,836      29,510
                         Corporate        7,736      18,121
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

RESULTS OF OPERATIONS
---------------------
Effective August 20, 2000, Hampshire Group, Limited concluded the acquisition of substantially all of the assets and business of Item-Eyes, Inc., a privately held sportswear company; and accordingly the results of Item-Eyes (the "Acquired Business") have been included in the results of the Company subsequent to that date. The results of the Company excluding the results of the Acquired Business are referred to herein as the existing business (the "Existing Business").

SEASONALITY
-----------
The Company's apparel business is highly seasonal with approximately 75% of sales occurring in the third and fourth quarters of the year. Accordingly, the Company experiences operating losses during the first and second quarters of the year.

Six-Month Periods Ended June 30, 2001 and July 1, 2000
------------------------------------------------------
Net sales for the Company for the six-month period ended June 30, 2001 were $63,442,000, compared to $27,412,000 for the same period last year. The Acquired Business accounted for $36,689,000 and the Existing Business for $26,753,000. The 2.4 % decline in the Company's Existing Business resulted from discontinuing less profitable product lines. For the first six months of 2001 compared with the same period of the prior year, aggregate unit volume of the Existing Business, primarily women's sweaters, increased 5.9%. A shift in product mix to lower priced merchandise resulted in an 8.3% decrease in the average sales price for the Existing Business.

Gross profit was $12,169,000, or 19.2% of net sales, for the six-month period ended June 30, 2001 compared to $3,969,000, or 14.5% of net sales, for the same period last year. Gross profit for the first six months of 2001 includes $6,405,000 from the Acquired Business and $5,764,000 from the Existing Business. The gross margin for the Existing Business was 21.5% compared with 14.5% for the same period last year. The increase in gross margin from the Company's Existing Business is attributed to discontinuing less profitable product lines and the increase in unit volume of the women's sweaters.

Selling, general and administrative expenses for the six-month period ended June 30, 2001 were $17,500,000, compared to $10,417,000 for the same period of 2000.
The Acquired Business accounted for $6,626,000 of the $7,083,000 overall increase and the remainder of the increase is primarily attributable to increased shipping costs in the Existing Business.

Loss from Apparel operations for the first six months of 2001 was $3.2 million, compared to a loss of $2.9 million for the same period of 2000. The prior year's loss from operations included a $1.7 million gain on the sale of the Company's manufacturing facilities. The improvement in the Apparel operations during the first six months of 2001 was principally due to the increase in gross margin of the Existing Business as discussed above. Income from the Investment operations declined from $1.1 million in the six-month period ended June 30, 2000 to $269,000 for the six-month period ended June 30, 2001. During the second quarter of 2000 the Investment Segment reported a gain of approximately $735,000 from the sale of a domestic real property investment.

Interest expense for the first six months of 2001 was $1,239,000 compared to $904,000 for the same period of the previous year, an increase of $335,000. The increase is primarily attributable to financing the purchase of the Acquired Business and financing of real properties.

Interest income for the six-month period ended June 30, 2001 was $393,000, compared to $763,000 in 2000. The reduction resulted from the use of cash in the purchase of the Acquired Business.

The income tax benefit of $1,725,000 in 2001 reflects an effective tax rate of 34.5% for the six months ended June 30, 2001, compared to an income tax expense of $150,000, which included the income tax on the gain in 2000 from the Company's sale of its manufacturing facilities.

Three-Month Periods Ended June 30, 2001 and July 1, 2000
--------------------------------------------------------
Net sales for the Company for the three-month period ended June 30, 2001 were $26,008,000, compared to $12,832,000 for the same period last year, an increase of $13,176,000. The Acquired Business accounted for an increase of $14,238,000 and the Existing Business' net sales decreased $1,062,000. The Existing Business' net sales decreased primarily from a shift in product mix to lower priced merchandise, which resulted in a 8.3% decline in the average sales price. Volume for the two periods was approximately the same.

Gross profit for the second quarter of 2001 was $4,907,000, consisting of $2,497,000 from the Acquired Business and $2,410,000 from the Existing Business. Gross profit for the same period in 2000 was $1,608,000. The gross margin of the Existing Business in the second quarter of 2001 was 20.5% of net sales, compared with 12.5% of net sales for the prior year. The increase in gross margin is attributed to discontinuing less profitable product lines and the increase in unit volume of the women's sweaters.

Selling, general and administrative expenses for the three-month period ended June 30, 2001 were $8,448,000, compared with $4,647,000 for the same period of 2000. The Acquired Business accounted for $3,226,000 of the $3,801,000 overall increase.

Loss from Apparel operations for the three-month period ended June 30, 2001 was $2,446,000, compared to a loss of $634,000 for the same period of 2000. The prior year loss from operations included a $1.7 million gain on the sale of the Company's manufacturing facilities. Income from the Investment operations declined from $1.0 million in the three-month period ended June 30, 2000 to $216,000 for the three-month period ended June 30, 2001. During the second quarter of 2000 the Investment Segment reported a gain of approximately $735,000 from the sale of a domestic real property investment.

Interest expense for the three-month period ended June 30, 2001 was $628,000 compared with $426,000 for the same period of the previous year, an increase of $202,000. The increase is primarily attributable to financing the purchase of the Acquired Business and financing of real properties.

Interest income for the three-month period ended June 30, 2001 was $147,000 compared to interest income of $386,000 for the same period of 2000. The decrease resulted from using cash in the purchase of the Acquired Business.

The Company reported an income tax benefit of $1,180,000 for the second quarter of 2001, reflecting an effective tax rate of 35.8%, compared to an income tax expense of $650,000, which included the income tax expense on the gain in 2000 from the Company's sale of its manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the build-up in inventories and accounts receivable (which historically reach their maximum requirements in the third quarter), servicing long-term debt, funding capital expenditures and making investments, through its investment subsidiary. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term borrowing.

Net cash used in operating activities was $19.4 million for the six-month period ended June 30, 2001, as compared to net cash used in operating activities of $13.0 million for the comparable period of the prior year. The increase in cash used in operating activities in the six-month period ended June 30, 2001, as compared to the prior year, principally resulted from the build up of inventory, including for the Acquired Business, for shipments in the third and fourth quarters. In addition, substantial cash was used to pay down operating liabilities offset by cash received from the collection of receivables.

Cash used for investing activities was $2.5 million for the six-month period ended June 30, 2001. The Company, through its investment subsidiary, Hampshire Investments, Limited, makes investments in assets unrelated to the Company's Apparel Segment. During the first six months of 2001 the Company made $4.1 million of such investments compared to $3.3 million in the prior year. $1.3 million of notes receivable was collected in the first six-month period of 2001 compared to $400,000 in the comparable period in the prior year.

The Company, from financing activities, was provided with $11.8 million for the six-month period ended June 30, 2001, as compared to net cash provided from financing activities of $1.2 million for the comparable period of the prior year. The increase in cash provided from financing activities in the six-month period ended June 30, 2001, as compared to the prior year, resulted primarily from borrowings against the Company's line of credit in the amount of $11.9 million.

The Company's three-year credit agreement, expiring September 5, 2003, provides a $97.9 million combined line of credit and letter of credit facility. Advances under the line of credit are limited to the lesser of: (1) $97.9 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued through this credit facility plus a seasonal supplemental amount up to $24 million from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate of LIBOR plus 2.25% for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries, a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. As of June 30, 2001, the Company had $11.9 million of borrowings under the line of credit and outstanding letters of credit of $30.3 million. As of June 30, 2001 approximately $16.0 million was available under the facility.

Additionally, the Company has available two credit facilities, which provide for international letters of credit in the aggregate amount of $2.0 million. As of June 30, 2001 the letters of credit outstanding against these two letter of credit facilities totaled approximately $90,000.

The Company's other debt includes Subordinated Notes from the acquisition of Item-Eyes and a $3 million loan from Merchants National Bank. Also, the Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed the Subordinated Notes and certain indebtedness of Hampshire Investments.

The Senior Notes are collateralized pari passu with the Revolving Credit Facility and have the same pledges and collateral as the Revolving Credit Facility. The Senior Notes Agreement was amended on September 5, 2000 to provide for, among other things; changes in i) the applicable interest rate to 8%; and
ii) the principal amortization schedule to a payment of $937,500 at September 5, 2000 and 15 semi-annual installments of $937,500 each, commencing January 2, 2001.

Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and its subsidiaries).

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants at June 30, 2001.

The Agreements also require a short-term debt cleanup of 45 days during any 12-month period and restrict the sale of assets and restrict payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes, the repurchase of Company stock and investments in and loans or advances to the Non-Restricted Subsidiary. The Company was in compliance with these provisions at June 30, 2001.

ACCOUNTING STANDARDS
--------------------
Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts the Statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on June 30, 2001. The impact of a 100 basis point increase in interest rates on the Company's variable rate debt would be to increase interest expense for 2001 by approximately $9,000 for the three-month period and $15,000 for the six-month period. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

With the exception of Hampshire Praha, the Company's 70% owned subsidiary, Hampshire Investments does not issue or own foreign indebtedness. Further, the foreign indebtedness of Hampshire Praha is insignificant to the Company's financial statements. Hampshire Investments either purchases foreign based assets with U.S. dollars or with foreign currency purchased with U.S. dollars, on or near the purchase date. Real property owned by Hampshire Investments and located outside the United States is leased for either U.S. dollars or other stable currency. The primary foreign currency risk for Hampshire Investments is the impact of fluctuations that such currencies have on the businesses of the lessees of real property owned by Hampshire Investments.

                          PART II - OTHER INFORMATION

Item 1-Legal Proceedings

       The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation, to which it is a party, will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

Item 2-Changes in Securities and Use of Proceeds

       Not applicable.

Item 3-Defaults in Senior Securities

       Not applicable.

Item 4-Submission of Matters to a Vote of Security Holders

       The 2000 Annual Meeting of Stockholders was held on May 17, 2001. The proposals submitted to the vote of stockholders and the results of the votes were as follows:
                                                                        Broker
                                                                          Non-
       Election of Directors         For     Against Withheld Abstained  Votes
       -----------------------   ----------- ------- -------- --------- -------
       Ludwig Kuttner              4,371,165   1000     -       6,910      -
       Michael Jackson             4,372,165    -       -       6,910      -
       Dr. Joel Goldberg           4,372,165    -       -       6,910      -
       Harvey L. Sperry            4,371,765    400     -       6,910      -
       Eugene Warsaw               4,371,765    400     -       6,910      -
       Peter W. Woodworth          4,372,165    -       -       6,910      -
       Ratification of the
       appointment of Deloitte &
       Touche LLP as the Company's
       independent accountants     4,298,338 80,537     -         200      -

Item 5-Other Information

       Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

       a)  Exhibits
           The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and Part IV, Item (a)(3) therein.

       b)  Reports on Form 8-K filed during the quarter
           There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HAMPSHIRE GROUP, LIMITED
                                (Registrant)


Date August 13, 2001            /s/ Ludwig Kuttner
--------------------            ---------------------------------------
                                Ludwig Kuttner
                                Chairman of the Board of Directors
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Date August 13, 2001            /s/ William W. Hodge
--------------------            ---------------------------------------
                                William W. Hodge
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)