Form 10-Q
period 2001-09-29
HAMPSHIRE GROUP LTD
filed 2001-11-13
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the quarterly period ended September, 2001.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from ________ to _________.


                          Commission File No. 000-20201


                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                  06-0967107
    -------------------------             ----------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification No.)


                             215 COMMERCE BOULEVARD
                         ANDERSON, SOUTH CAROLINA 29625
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)


       (Registrant's Telephone Number, Including Area Code) (864) 225-6232


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ___ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class                      Number of Shares Outstanding
       Of Securities                             As of November 7, 2001
-------------------------------           ----------------------------------
 Common Stock, $0.10 Par Value                         4,667,079

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                            Page

Item 1-Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       September 29, 2001, September 30, 2000 and December 31, 2000          3

       Unaudited Condensed Consolidated Statements of Operations for the Nine-Month and Three-Month Periods Ended September 29, 2001
       and September 30, 2000                                                4

       Unaudited Condensed Consolidated Statements of Cash Flows for the
       Nine-Month Periods Ended September 29, 2001 and September 30, 2000    5

       Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                            11

Item 3-Quantitative and Qualitative Disclosures About Market Risk           15


PART II - OTHER INFORMATION

Item 1-Legal Proceedings                                                    16

Item 4-Submission of Matters to a Vote of Security Holders                  16

Item 6-Exhibits and Reports on Form 8-K                                     16

Signature Page                                                              17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             Sept. 29,   Sept. 30,    Dec. 31,
ASSETS:                                        2001        2000        2000*
Current assets:                              --------    --------    --------
  Cash and cash equivalents                  $    650    $  1,724    $ 10,517
  Accounts receivable trade - net              74,286      69,533      32,898
  Notes and other accounts receivable-net       1,386       3,433       3,864
  Inventories                                  59,677      53,796      33,222
  Other current assets                          4,156       4,972       4,302
                                             --------    --------    --------
    Total current assets                      140,155     133,458      84,803

Property, plant and equipment - net             2,324       3,076       2,644
Real property investments - net                28,418      20,553      22,793
Long-term investments - net                     4,781       5,495       5,350
Goodwill - net                                  9,056       9,963       9,692
Other assets                                    4,821       8,250       7,370
                                             --------    --------    --------
    Total assets                             $189,555    $180,795    $132,652
                                             ========    ========    ========
LIABILITIES:
Current liabilities:
  Current portion of long-term debt          $  6,721    $  3,142    $  5,428
  Borrowings under lines of credit             55,729      55,015         -
  Accounts payable                              8,556      13,512      11,148
  Accrued expenses and other liabilities       10,508       8,266      10,043
                                             --------    --------    --------
    Total current liabilities                  81,514      79,935      26,619

Long-term debt                                 21,932      24,304      22,777
Subordinated notes payable                      1,150       2,100       1,863
Deferred compensation                           1,938       2,266       1,753
                                             --------    --------    --------
    Total liabilities                         106,534     108,605      53,012
                                             --------    --------    --------
STOCKHOLDERS' EQUITY:
Common stock                                      467         458         465
Additional paid-in capital                     30,940      30,445      30,816
Retained earnings                              51,709      42,449      48,501
Accumulated other comprehensive loss              (88)       (576)        (75)
Treasury stock                                     (7)       (586)        (67)
                                             --------    --------    --------
    Total stockholders' equity                 83,021      72,190      79,640
                                             --------    --------    --------
    Total liabilities and stockholders'      $189,555    $180,795    $132,652
      equity                                 ========    ========    ========

    *Derived from the December 31, 2000 audited consolidated balance sheet.
         (The accompanying notes are an integral part of these unaudited financial statements.)

                           HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                         Nine-Month           Three-Month
                                        Periods Ended        Periods Ended
                                    --------------------   --------------------
                                    Sept. 29,  Sept. 30,   Sept. 29,  Sept. 30,
                                      2001       2000        2001       2000
                                    --------   --------    --------   --------
Net sales                           $165,059   $109,251    $101,617   $81,839
Cost of goods sold                   127,519     89,760      76,246    66,317
                                    --------   --------    --------   -------
  Gross profit                        37,540     19,491      25,371    15,522
Rental revenue                         1,778      1,639         630       471
                                    --------   --------    --------   -------
                                      39,318     21,130      26,001    15,993
Selling, general and
  administrative expenses            (31,629)   (19,416)    (14,129)   (8,999)
Gain on sale of property, plant
  and equipment                          -        1,711         -           1
Net investment transactions gains
  (losses) and impairment charges         34        714          (7)      (29)
                                    --------   --------    --------   -------
Income from operations                 7,723      4,139      11,865     6,966
Other income (expense):
  Interest expense                    (2,524)    (2,023)     (1,285)   (1,119)
  Interest income                        612        990         219       227
  Other                                 (283)       283        (269)      (52)
                                    --------   --------    --------   -------
Income before income taxes             5,528      3,389      10,530     6,022
Provision for income taxes             2,300      1,100       4,025       950
                                    --------   --------    --------   -------
Net income                          $  3,228   $  2,289    $  6,505   $ 5,072
                                    ========   ========    ========   =======
------------------------------------------------------------------------------

Net income per share-Basic             $0.69      $0.55       $1.39     $1.18
                                       =====      =====       =====     =====
                     Diluted           $0.69      $0.54       $1.39     $1.16
                                       =====      =====       =====     =====
 Weighted average number of
  shares outstanding-Basic             4,645      4,177       4,666     4,299
                                       =====      =====       =====     =====
                     Diluted           4,670      4,259       4,684     4,366
                                       =====      =====       =====     =====

         (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                               Nine-Month
                                                             Periods Ended
                                                          ---------------------
                                                           Sept. 29,  Sept. 30,
                                                             2001       2000
                                                           --------   --------
Cash flows from operating activities:

  Net income                                               $ 3,228    $ 2,289
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                           1,917      2,586
     Provision for bad debt                                  1,394        240
     Asset impairment charge                                   250        -
     Gain on sale of real property and other investments      (284)      (714)
     Net gain on sale of manufacturing operations              -       (1,326)
     Gain on sales of other property, plant and equipment        2       (385)
     Deferred compensation costs                               275         91
     Changes in operating assets and liabilities:
       Receivables                                         (40,291)   (36,053)
       Inventories                                         (26,455)    (8,631)
       Other assets                                            719       (201)
       Accounts payable                                     (2,592)     3,447
       Accrued expenses and other liabilities                  469        444
                                                          --------    -------
     Net cash used in operating activities                 (61,368)   (38,213)
                                                          --------    -------
Cash flows from investing activities:
  Capital expenditures                                        (248)      (166)
  Cash used for business acquisition                           -      (44,069)
  Proceeds from sales of property, plant and equipment         -        6,371
  Proceeds from sale of real property and other investment     880      1,010
  Purchase of real property and other investments           (6,634)    (6,486)
  Loans and advances to investees                              (34)    (1,807)
  Repayments of loans and advances by investees              1,912      2,161
                                                          --------    -------
    Net cash used in investing activities                   (4,124)   (42,986)
                                                          --------    -------
Cash flows from financing activities:
  Net borrowings under line of credit                       55,729     55,015
  Proceeds from long-term debt                               2,181      6,101
  Repayment of long-term debt                               (2,445)    (2,112)
  Payments of deferred compensation                             (6)        (6)
  Proceeds from issuance of common stock                       206        -
  Proceeds from issuance of treasury stock                      66         94
  Purchases of treasury stock                                 (106)       -
                                                          --------    -------
    Net cash provided by financing activities               55,625     59,092
                                                          --------    -------
Net decrease in cash and cash equivalents                   (9,867)   (22,107)
Cash and cash equivalents - beginning of period             10,517     23,831
                                                          --------    -------
Cash and cash equivalents - end of period                 $    650    $ 1,724
                                                          ========    =======

                                                               Nine-Month
                                                             Periods Ended
                                                          ---------------------
                                                           Sept. 29,  Sept. 30,
                                                             2001       2000
                                                           --------   --------
Supplementary disclosure of cash flow information:
Cash paid during the period for:     Interest               $2,532      $1,463
                                     Income taxes            2,145         367
Sale of investments to related party, settled by
  forgiveness of certain liabilities owed to related
  party by the Company                                         -           775
Settlement of long-term debt payment -
  sale of real property                                        -         1,376
Settlement  of long term debt payment -
  sale of property, plant and equipment                        -           754
Note receivable from sale of property,
  plant and equipment                                          -         4,828
Issuance of common stock for business acquisition              -         2,723
Issuance of subordinated notes payable for
  business acquisition                                         -         2,100













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

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments which, except for a reserve on a note receivable for the three-month period ended September 29, 2001, consist only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

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

NOTE 3.  INVENTORIES
--------------------
A summary of inventories by component is as follows:
                                              (in thousands)
                              Sept. 29, 2001  Sept. 30, 2000    Dec. 31, 2000
                              --------------  --------------    -------------
Finished goods                    $55,874         $44,667         $26,414
Work-in-progress                    2,000           6,768           3,905
Raw materials and supplies          2,732           3,768           3,813
                                  -------         -------         -------
                                   60,606          55,203          34,132
   Less - LIFO reserve               (929)         (1,407)           (910)
                                  -------         -------         -------
   Net inventories                $59,677         $53,796         $33,222
                                  =======         =======         =======

NOTE 4.  BORROWINGS
-------------------
Revolving Credit Facilities
---------------------------
The Company's Revolving Credit Facility which expires on September 5, 2003, provides a secured credit facility up to $97.9 million in revolving line of credit and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $97.9 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued through this credit facility, plus a seasonal supplemental amount of up to $24 million from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. As of September 29, 2001, the Company had $55.3 million of borrowings under the line of credit and outstanding letters of credit of $9.8 million. At September 29, 2001, approximately $31.0 million was available under the facility.

The Company also has available two other credit facilities, which provide for international letters of credit in the aggregate amount of $2.0 million. As of September 29, 2001, the letters of credit outstanding against these two letter of credit facilities totaled approximately $392,000. Additionally, the Company, through its investment segment, Hampshire Investments, Limited, has a $1.0 million line of credit, for use by this subsidiary. As of September 29, 2001, this line of credit had an outstanding balance of $419,000.

Senior Notes Agreement
----------------------
The Senior Notes are collateralized pari passu with the Revolving Credit Facility and have the same security pledges and collateral as the Revolving Credit Facility. The Senior Notes bear interest at 8% with principal due in semi-annual installments of $937,500.

Financial Covenants
-------------------
Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and its subsidiaries).

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants at September 29, 2001.

The Agreements restrict the sale of assets, payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes, the repurchase of Company stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Note Agreement also requires that no short-term debt is outstanding 45 days during any 12-month period. The Company was in compliance with these provisions at September 29, 2001.

Other Debt
----------
The Company's other debt includes $2.1 million of Subordinated Notes (Note 2) and a $3 million loan from Merchants National Bank. Also, the Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed the Subordinated Notes and certain indebtedness relating to the purchase of real property.

NOTE 5.  SALE OF ASSETS
-----------------------
On April 28, 2000, the Company sold all of its sweater manufacturing assets, except finished goods inventory, to Glamourette/OG, Inc., a Puerto Rican corporation, a sales price of $10,468,000. The sales price included a promissory note in the amount of $8,000,000, discounted to $6,468,000, at 8.75% per annum and due April 28, 2005. The note is payable by a deduction of $0.67 per sweater purchased from Glamourette/OG, Inc. or is payable in cash, and is partially collateralized by machinery and equipment and by the pledge of the common stock of Glamourette/OG, Inc. The Company has established a reserve of $3.3 million for the promissory note, with $1.2 million of the reserve made in the quarter ended September 29, 2001.

NOTE 6. COMPREHENSIVE INCOME
----------------------------
Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income, but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. The Company's comprehensive income was as follows:
                                                  (in thousands)
                                          Nine-Month          Three-Month
                                         Period Ended         Period Ended
                                     --------------------- -------------------
                                       Sept. 29, Sept. 30,  Sept. 29, Sept. 30,
                                         2001      2000       2001      2000
                                       --------  --------  --------   --------
Net income                              $3,228     $2,289    $6,505     $5,072
Other comprehensive income (loss):
  Unrealized (loss) on securities:
    Unrealized holding (loss) on
      securities arising during periods    -         (113)      -          (49)
    Reclassification adjustment for
      amounts included in income           -           32       -           32
    Income tax benefit on securities       -           30       -            5
                                        ------     ------    ------     ------
    Unrealized (loss) on securities        -          (51)      -          (12)
  Foreign currency translation
    adjustment                             (13)      (191)       88       (112)
                                        ------     ------    ------     ------
Comprehensive income                    $3,215     $2,047    $6,593     $4,948
                                        ======     ======    ======     ======

NOTE 7.  RECENT ACCOUNTING STANDARDS
------------------------------------
Derivative Instruments
----------------------
Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

Business Combinations and Goodwill and Other Intangible Assets
--------------------------------------------------------------
In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is currently effective.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain impairment indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement is effective for the Company on January 1, 2002. The Company has not completed its analysis of the effects of adopting this statement. For the periods ended September 29, 2001 the Company amortized goodwill of $636,000 for the nine-month period and $212,000 for the three-month period.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of "Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for the Company on January 1, 2002. The company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect, if any, that the adoption of the standard will have on the Company's financial position and results of operations.

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

Industry Segments Data                       Nine-Month         Three-Month
                                            Periods Ended       Periods Ended
                                         ------------------  ------------------
                                         Sept. 29, Sept. 30,  Sept. 29,Sept. 30,
                                           2001      2000      2001     2000
                                         -------- ---------  -------- ---------
Net sales                  Apparel       $165,059  $109,251  $101,617  $81,839
Rental revenue             Investments      1,778     1,639       630      471
                                         --------  --------  --------  -------
                                         $166,837  $110,890  $102,247  $82,310
-------------------------------------------------------------------------------

Gross profit               Apparel        $37,540   $19,491   $25,371  $15,522
 (as percent of net sales)                   22.7%     17.8%     25.0%    19.0%
-------------------------------------------------------------------------------
Income (loss) from         Apparel         $8,911    $4,659   $12,129   $7,604
  operations               Investments        368     1,218        99       66
                           Corporate       (1,556)   (1,738)     (363)    (704)
                                           ------    ------   -------   ------
                                           $7,723    $4,139   $11,865   $6,966
-------------------------------------------------------------------------------
Interest expense           Apparel         $  226    $  400    $   98   $  345
                           Investments        638       524       228      233
                           Corporate        1,660     1,099       959      541
                                           ------    ------    ------   ------
                                           $2,524    $2,023    $1,285   $1,119
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                         Sept. 29, Sept. 30,  Dec. 31,
                                           2001      2000      2000
                                         --------  --------  --------
Total identifiable         Apparel       $147,485  $143,529  $ 85,021
  assets                   Investments     33,980    28,113    29,510
                           Corporate        8,090     9,153    18,121
                                         --------  --------  --------
                                         $189,555  $180,795  $132,652
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking information and statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding the results of operations. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements, which are made only as of the date hereof.

RESULTS OF OPERATIONS
---------------------
Effective August 20, 2000, (the "Acquisition Date") Hampshire Group, Limited concluded the acquisition of substantially all of the assets and business of Item-Eyes, Inc., a privately held sportswear company; and accordingly the results of Item-Eyes (the "Acquired Business") have been included in the results of the Company subsequent to that date. The results of the Company, excluding the results of the Acquired Business, are referred to herein as the existing business (the "Existing Business").

SEASONALITY
-----------
The Company's apparel business is highly seasonal with approximately 75% of sales occurring in the third and fourth quarters of the year. Accordingly, the Company historically experiences operating losses during the first and second quarters of the year.

Nine-Month Periods Ended September 29, 2001 and September 30, 2000
------------------------------------------------------------------
Net sales for the nine-month period ended September 29, 2001 were $165,059,000, which included $73,615,000 of Acquired Business net sales, compared to $109,251,000 for the same period last year, which included $22,878,000 of Acquired Business net sales for the period from the Acquisition Date through September 30, 2000. The Existing Business net sales increased $5,071,000. The
5.9 % increase in the Company's Existing Business resulted primarily from strong sales of cotton product lines. For the first nine months of 2001, compared with the same period of the prior year, aggregate unit volume of the Existing Business, primarily women's sweaters, increased 16.9%. A shift in product mix to lower priced units resulted in a 9.4% decrease in the average sales price for the Existing Business.

Gross profit for the nine-month period ended September 29, 2001 was $37,540,000 (22.7% of net sales), which included Acquired Business gross profit of $14,403,000, compared to $19,491,000 (17.8% of net sales) for the same period last year, which included $4,809,000 of Acquired Business gross profit for the period after the Acquisition Date. The gross margin for the Existing Business was 25.3% compared with 17.0% for the same period last year. The increase in gross margin from the Company's Existing Business is attributed to discontinuing less profitable product lines and the increase in unit volume of the women's sweaters.

Selling, general and administrative expenses for the nine-month period ended September 29, 2001 were $31,629,000, which included Acquired Business selling, general and administrative expenses of $9,997,000, compared to $19,416,000 for the same period last year, which included $1,639,000 of Acquired Business selling, general and administrative expenses for the period after the Acquisition Date. The increase consisted of increased selling, shipping and related expenses caused by the increased sales volume of the Existing Business and a $1,200,000 reserve with respect to a promissory note received by the Company in the sale of manufacturing assets in 2000.

Income for the nine-month period ended September 29, 2001 for the Apparel Segment was $8,911,000, which included $4,406,000 Acquired Business income, compared to $4,659,000 for the same period last year, which included Acquired Business income of $3,170,000 for the period after the Acquisition Date. Income from operations of the Existing Business increased by $3,032,000. The improvement for the Existing Business was principally due to the increase in gross margin. The prior year's income from Apparel operations for the Existing Business included a $1,711,000 gain on the sale of the Company's manufacturing facilities. Operating income from the Investment Segment was $368,000 for the nine-month period ended September 29, 2001, compared to $1,218,000, a decline of $850,000. During the second quarter of 2000, the Investment Segment reported a gain of approximately $735,000 from the sale of domestic real property. The amount reported for 2001 includes an impairment charge of $250,000 on a European investment, which was netted against other investment gains and losses.

Interest expense was $2,524,000 for the nine-month period ended September 29, 2001, compared to $2,023,000 for the same period last year, an increase of $501,000. The increase is attributable to financing the purchase of the Acquired Business and financing of real property purchases and renovations.

Interest income was $612,000 for the nine-month period ended September 29, 2001, compared to $990,000 for the same period last year, a decline of $378,000. The reduction resulted primarily from the use of cash in the purchase of the Acquired Business.

The provision for income tax was $2,300,000 for the nine-month period ended September 29, 2001, compared to $1,100,000 for the same period last year, an increase of $1,200,000. The provision for income tax in 2000 included the income tax on the gain in 2000 from the Company's sale of its manufacturing facilities and a lower effective tax rate on income generated in Puerto Rico.

Three-Month Periods Ended September 29, 2001 and September 30, 2000
-------------------------------------------------------------------
Net sales for the three-month period ended September 29, 2001 were $101,617,000, which included $36,926,000 of Acquired Business net sales, compared to $81,839,000 for the same period last year, which included $22,878,000 of Acquired Business net sales for the period after the Acquisition Date. The Existing Business net sales increased $5,730,000. The 9.7% increase in the Company's Existing Business resulted primarily from strong sales of cotton product lines. For the three-month period of 2001, compared with the same period of the prior year, aggregate unit volume of the Existing Business, primarily women's sweaters, increased 22.7%. A shift in product mix to lower priced units resulted in a 10.6% decrease in the average sales price for the Existing Business.

Gross profit for the three-month period ended September 29, 2001 was $25,371,000 (25.0% of net sales), which included Acquired Business gross profit of $7,998,000, compared to $15,522,000 (19% of net sales) for the same period last year, which included $4,809,000 of Acquired Business gross profit for the period after the Acquisition Date. The gross margin for the Existing Business was 26.4% compared with 18.2% for the same period last year. The increase in gross margin from the Company's Existing Business is attributed to discontinuing less profitable product lines and the increase in unit volume of the women's sweaters.

Selling, general and administrative expenses for the three-month periods ended September 29, 2001 were $14,129,000, which included Acquired Business selling, general and administrative expenses of $3,371,000, compared to $8,998,000 for the same period last year, which included $1,639,000 of Acquired Business selling, general and administrative expenses for the period after the Acquisition Date. The increase consisted of increased selling, shipping and related expenses caused by the increased sales volume of the Existing Business and a $1,200,000 reserve with respect to a promissory note received by the Company in the sale of manufacturing assets in 2000.

Income for the three-month period ended September 29, 2001 for the Apparel Segment was $12,129,000, which included $4,627,000 Acquired Business income, compared to $7,604,000 for the same period last year, which included $3,170,000 Acquired Business income for the period after the Acquisition Date. Income from Apparel operations for the Existing Business increased $3,170,000. The improvement during the three-month period of 2001 was principally due to the increase in gross margin as discussed above. Income from the Investment Segment was $99,000 for the three-month period ended September 29, 2001, compared to $66,000 for the same period last year, an increase of $33,000.

Interest expense was $1,285,000 for the three-month period ended September 29, 2001, compared to $1,119,000 for the same period last year, an increase of $166,000. The increase is primarily attributable to financing the purchase of the Acquired Business and financing of real properties.

The provision for income tax was $4,025,000 for the three-month period ended September 29, 2001, compared to $950,000 for the same period last year, an increase of $3,075,000. The provision for income tax in 2000 was based on a lower effective tax rate due to income generated in Puerto Rico.

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

Net cash used in operating activities was $61,368,000 for the nine-month period ended September 29, 2001, as compared to net cash used in operating activities of $38,213,000 for the same period last year. The increase in cash used in operating activities in the nine-month period ended September 29, 2001, as compared to the prior year, principally resulted from the build up of inventory and accounts receivable, including that of the Acquired Business, for shipments in the third and fourth quarters. In addition, substantial cash was used to pay down operating liabilities.

Net cash used in investing activities was $4,124,000 for the nine-month period ended September 29, 2001, as compared to net cash used in investing of $42,986,000 for the same period last year. During the nine-month period in 2000, the Company used $44,069,000 for the purchase of the Acquired Business and received in cash $6,371,000 from the sale of property, plant and equipment. The Company, through the Investment Segment invests in assets unrelated to the Company's Apparel Segment. During the nine-month period ending September 29, 2001, the Investment Segment invested $6,634,000 compared to $6,486,000 for the same period last year.

Net cash provided by financing activities was $55,625,000 for the nine-month period ended September 29, 2001, as compared to net cash provided by financing activities of $59,092,000 for the same period last year. Net borrowings under the Company's lines of credit for the nine-month period ended September 29, 2001 was $55,729,000 as compared to $55,015,000, for the same period last year. Proceeds from long-term debt for the nine-month period ended September 29, 2001 was $2,181,000, as compared to $6,101,000 for the same period last year. The majority of the long-term debt, for both periods, resulted from the Investment Segment financing real property purchases and renovations.

The Company's three-year credit agreement, which expires on September 5, 2003, provides a $97,937,500 combined line of credit and letter of credit facility. Advances under the line of credit are limited to the lesser of: (1) $97,937,500 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued through this credit facility plus a seasonal supplemental amount up to $24,000,000 from April 1, 2001 through September 29, 2001.

Advances under the facility bear interest at the bank's prime rate, or at the option of the Company, a fixed rate of LIBOR plus 2.25% for a fixed term. The loan is collateralized, pari passu with the Senior Notes, by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), a pledge of the outstanding balance due from the Company's factor and the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5,000,000 policy on the life of its Chairman and a $1,000,000 policy on the life of the Chief Executive Officer of Item-Eyes, Inc. As of September 29, 2001, the Company had $55,310,000 of borrowings under the line of credit and outstanding letters of credit of $9,824,000. As of September 29, 2001 approximately $31,000,000 was available under the facility.

The Company also has available two credit facilities, which provide for international letters of credit in the aggregate amount of $2,000,000. As of September 29, 2001, the letters of credit outstanding against these two letter of credit facilities totaled approximately $392,000. Additionally, the Company, through its investment segment, Hampshire Investments, Limited, has a $1,000,000 line of credit, for use by this subsidiary. As of September 29, 2001, this line of credit had an outstanding balance of $419,000.

The Company's other debt includes $2,100,000 of Subordinated Notes from the acquisition of Item-Eyes and a $3,000,000 loan from Merchants National Bank. Also, the Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed the Subordinated Notes and certain indebtedness of Hampshire Investments.

The Senior Notes are collateralized pari passu with the Revolving Credit Facility and have the same pledges and collateral as the Revolving Credit Facility. The Senior Notes bear interest at 8% with the principal due in semi-annual installments of $937,500.

Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and its subsidiaries).

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants at September 29, 2001.

The Agreements restrict the sale of assets, payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes, the repurchase of Company stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Note Agreement also requires that no short-term debt is outstanding 45 days during any 12-month period. The Company was in compliance with these provisions at September 29, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the areas of changing interest rates and fluctuations of currency exchange rates. The Company is also exposed to market risk due to increased costs for raw materials for the Company's products.

The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on September 29, 2001. The impact of a 100 basis point increase in interest rates on the Company's variable rate debt would be to increase interest expense for 2001 by approximately $127,000 for the nine-month period and $112,000 for the three-month period. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term.

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

Item 4-Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended September 29, 2001.

Item 5-Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits
         The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and Part IV, Item
         (a)(3) therein.

     b)  Reports on Form 8-K filed during the quarter
         There were no reports filed on Form 8-K during the quarter ended September 29, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAMPSHIRE GROUP, LIMITED
                                   (Registrant)


Date   November 12, 2001           /s/ Ludwig Kuttner
------------------------           --------------------------------------
                                   Ludwig Kuttner
                                   Chairman of the Board of Directors
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date   November 12, 2001           /s/ William W. Hodge
------------------------           --------------------------------------
                                   William W. Hodge
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)