Form 10-K
period 2001-12-31
HAMPSHIRE GROUP LTD
filed 2002-03-28
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  For the fiscal year ended December 31, 2001.
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934. For the transition period from ________ to________.

                          Commission File No. 000-20201

                            HAMPSHIRE GROUP, LIMITED
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                             06-0967107
    ----------------------         ------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 2002, the Registrant had outstanding 4,663,476 shares of Common Stock.

As of March 23, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market, was approximately $__ million. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                     DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               2001 ANNUAL REPORT
                                Table of Contents
                                                                          Page
Part I
  Item 1.   Business                                                        3
  Item 2.   Properties                                                      7
  Item 3.   Legal Proceedings                                               7
  Item 4.   Submission of Matters to a Vote of Security Holders             7

Part II
  Item 5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters                                   8
  Item 6.   Selected Financial Data                                         9
  Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk     19
  Item 8.   Financial Statements and Supplementary Data                    19
  Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                          19

Part III
  Item 10.  Directors and Executive Officers of the Registrant             20
  Item 11.  Executive Compensation                                         20
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                               20
  Item 13.  Certain Relationships and Related Transactions                 20

Part IV
  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                      21

Signature Page                                                             23

Report of Independent Accountants                                         F-2

Consolidated Financial Statements                                         F-3

Financial Statement Schedules                                            F-28

Quarterly Financial and Stock Data                                       F-31

                                   PART I
                                   ------
ITEM 1 - BUSINESS
-----------------
GENERAL
-------
Hampshire Group, Limited ("Hampshire Group" or the "Company") operates two business segments - Apparel and Investments. The Apparel segment is composed of Hampshire Designers, Inc. ("Hampshire Designers") and Item-Eyes, Inc. ("Item-Eyes"). Hampshire Designers is the largest designer and marketer of sweaters in North America and Item-Eyes is a leading designer and marketer of related separates. Both Hampshire Designers and Item-Eyes source the manufacture of their products through a network of quality manufacturers. The Investment segment consists of Hampshire Investments, Limited and its subsidiaries ("Hampshire Investments") which invest primarily in domestic and international real property.

Information with respect to sales, operating income and identifiable assets attributable to the business segments appears in Management's Discussion and Analysis of Financial Condition commencing on Page 10 of this report.

Hampshire Group, through a predecessor firm, has been engaged in the design, manufacture (until the sale of all manufacturing facilities in 2000), and marketing of sweaters since 1956 and Item-Eyes has been engaged in the apparel business since 1978. In 1992, the Company had an initial public offering of one million shares of its Common Stock.

Strengths and Strategy
----------------------
The Company's primary strength is its ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. The Company has developed worldwide sourcing abilities to broaden its product lines and to deliver quality merchandise at a competitive price.

The process for the design and development of the Company's products depends on whether the product is branded or private-label. In the branded business, the products first are designed by the Company's experienced design team, incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with manufacturers, resulting in a high-quality product to meet certain price levels. For private-label business, the products are designed by the Company for approval by the retailers.

---------------------------------------------------------------------------
          Cautionary Disclosure Regarding Forward-Looking Statements

When used in this document in general and in the Outlook Section of Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's other filings under the Securities Exchange Act of 1934.
----------------------------------------------------------------------------

The quality of the garments is ensured in a variety of ways. Each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance program. In some instances, multi-staged inspection processes, including direct field audits, are performed by Company personnel, and from time to time by customer quality control personnel. In international sourcing, the Company, in addition to its own personnel, utilizes factory personnel, sourcing agents, and inspection agencies to assure that the products meet our high quality standards and the standards required by our customers.

A high level of customer service is provided by the Company's domestic distribution facilities using the Company's Quick Response program and an Electronic Data Interchange ("EDI") system which links the Company's computers electronically to most of its customers. All distribution is coordinated through the domestic distribution facilities; but goods sourced from the Far East are distributed through public warehouses strategically located in California, improving delivery time. By providing just-in-time delivery of merchandise through the strategically located distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an essential service to its customers.

The acquisition of the Item-Eyes business in August 2000 accomplished several of the Company's long-term strategies. With a broad line of coordinated sportswear, the Item-Eyes acquisition expanded the Company's product lines; moved the Company into new market areas with its customers; and increased the Company's global sourcing capabilities through inclusion of a Central America sourcing network.

To diversify the asset base, the Company established Hampshire Investments to make long-term investments primarily in domestic and international real properties.

APPAREL OPERATIONS
------------------
The Company is an apparel company whose principal products are women's and men's branded and private-label sweaters and women's related sportswear. The Company is a major supplier to the moderate-price sector of department stores and sells to mass merchandisers, specialty stores and mail-order distributors.

Product Lines
-------------
The Company has greatly expanded its product lines. A decade ago, the Company's product line was primarily focused on women's full-fashion, Luxelon(R) sweaters marketed under the Designers Originals(R) label. Although Designers Originals sweaters remain an important product line, the expanded product line permits the Company to supply many more departments of the Company's customers. Through the 1995 acquisition of Segue Limited, the Company added a business-casual line for women and through the 2000 acquisition of Item-Eyes, a broad line of related sportswear, including classic-woven apparel.

A line of men's sweaters has also been developed over the past six years through strategic acquisitions. Hampshire Brands is licensed to manufacture and market men's sweaters under the Geoffrey Beene(R), Dockers(R), Jantzen(R), Levi's(R), Wrangler Hero(R) and Timbercreek by Wrangler(R) labels. These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments for our customers.

The Company was licensed in 2001, to manufacture and market women's sweaters under the Docker's(R) and RIDERS(R) labels.

The product lines are sold by both the Company's sales force and independent sales representatives with senior management participating in the presentations to the larger accounts.

Products
--------
Designers Originals(R) sweaters include the Company's traditional product for women - classically designed, full-fashioned, fine-gauge, Luxelon(R) (acrylic) sweaters with a cashmere feel and look - and a variety of novelty and other sweaters. The Company recently introduced a fine-gauge, full-fashion, cotton sweater, which has been well received.

Under the Designers Originals Studio(R) and Moving Bleu(R) labels, the Company sells a business-casual line for women which incorporates woven fabrics in related separates, such as blouses, pants, skirts and sweaters, in the moderate-price category. The Company also sells solid and jacquard chenille sweaters and seasonal theme sweaters.

Related sportswear, including blazers, pants, shirts and sweaters, and "soft dressing", are sold by Item-Eyes under its Requirements(R) and Nouveaux(R) labels and the private-labels of some of the Company's customers. With its established worldwide sourcing network, the Company has the ability to respond to market demands.

Customers
---------
The Company's customer base has decreased due to the consolidation of the retail industry. However, management believes that the number of stores serviced by the Company has not decreased. The Company has historical relationships with many of its approximately 500 customers, which include most major department stores and mass merchandisers, specialty stores and mail-order distributors.

Competition
-----------
The apparel market remains highly competitive. Competition is primarily based on product design, price, quality and service. While the Company faces competition from manufacturers located in the United States, its primary competition comes from manufacturers located in Southeast Asia.

The ability of the Company to compete is substantially enhanced by its financial strength.

The foreign competitors benefit from production cost advantages, which are offset in part by United States import quota and tariff protection. The Company is continuing to develop international sourcing relationships in areas which have lower manufacturing costs.

INVESTMENT OPERATIONS
---------------------
Hampshire Investments was established by the Company in 1997 to diversify the asset base of the Company. At the end of 2001, the carrying value of its investments was approximately $33 million, of which approximately 88% was in real properties. The investment decisions of Hampshire Investments are primarily made by the Investment Committee of the Board of Directors.

Seasonality
-----------
Although the Company sells apparel throughout the year, the business is highly seasonal, with approximately 76% of sales occurring during the third and fourth quarters.

Backlog
-------
The sales order backlog for the Apparel segment was approximately $123 million as of March 2, 2002, compared with approximately $133 million as of March 2, 2001. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

TRADEMARKS AND LICENSES
-----------------------
The Company considers its trademarks to have value in the marketing of its products. The Company has entered into licensing agreements to manufacture and market sweaters under certain trademarks for which it pays a royalty fee based on sales. The licensing agreements are normally for a three-year initial term with an option to renew providing that the Company achieves a specified sales level during the term.

ELECTRONIC INFORMATION SYSTEMS
------------------------------
In order to schedule manufacturing, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of integrated electronic information systems applications. More than 70% of all orders are received electronically. These orders are generated by the customers' computer systems based on their sales and inventory levels. The Company electronically sends advance ship notices and invoices to customers, which results in the timely updating of the customer's inventory system.

CREDIT AND COLLECTION
---------------------
The Company manages its credit and collection functions by approving and monitoring the credit lines of its customers. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The Company believes that its credit and collection staff has been a significant factor in maximizing sales opportunities while minimizing bad debt losses.

CUSTOMER CONCENTRATION
----------------------
The Company had sales to three major customers (defined as sales in excess of 10% of total sales) during 2001, which represented 10%, 11% and 14% of total sales; two major customers during 2000, which represented 14% and 15% of total sales; and three major customers in 1999, which represented 10%, 11% and 15% of total sales. The Company's five largest customers accounted for approximately 49% of the Company's consolidated sales in 2001, compared with 50% in 2000 and 51% in 1999.

EMPLOYEES
---------
As of March 2, 2002, the Company had approximately 214 full-time employees and 4 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for 13 hourly employees of Item-Eyes, Inc., who are represented by UNITE Labor Union under an agreement expiring in August 2004. The Company considers its relationship with its employees to be good.

GOVERNMENTAL REGULATION
-----------------------
The Company's business is subject to regulation by federal, state and local governmental agencies dealing with environmental protection. The Company believes it has operated, and intends to continue to operate, in compliance in all material respects with these regulations.

The World Trade Organization was established in 1995 as the governing body for international trade between the United States and 140 foreign countries. As a result of various multilateral and bilateral agreements between the United States and certain foreign countries negotiated under the framework established by the World Trade Organization agreements, the Apparel segment benefits from limited import quota and tariff protection in certain categories of its business. These quotas and tariffs are expected to continue in some form through

2004. The agreements impose quotas on the amount and type of competing goods which may be shipped into the United States from some countries. If these quotas or tariffs were to become more restrictive or punitive, the profitability of the Apparel segment could be adversely affected.

The North American Free Trade Agreement ("NAFTA"), approved in 1993 by the United States, Canada and Mexico, has in most part eliminated quotas and tariffs among these three countries.

ITEM 2 - PROPERTIES
-------------------
The Company leases its corporate office and all of its sales offices/showrooms and distribution center. The Company believes that all of its properties are well maintained, in good condition and are generally suitable for their intended use. The Company's principal properties are described in the table below.

                                                         Square      Lease
                   Properties                            Footage  Expiration(1)
-------------------------------------------------------------------------------
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
  Administrative Offices  - Hauppauge, New York           6,000      05/31/05

(1) Assuming the exercise of all options to renew.
-------------------------------------------------------------------------------

The Company also utilizes public warehouses in New Jersey and California to receive and distribute imported merchandise.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
The Company is from time to time involved in litigation incidental to the conduct of its business. The Company's management believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to a vote of Stockholders during the fourth quarter of fiscal year 2001.

                              PART II
                              -------
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------
The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "HAMP".

The following table sets forth the high and low sales prices of shares of Common Stock as reported by the Nasdaq Stock Market.

                                                    Common Stock
                                                 -------------------
                                                 High           Low
Year Ended December 31, 2000:                   ------         -----
----------------------------
     First Quarter                              $14.50         $8.75
     Second Quarter                              12.75          6.87
     Third Quarter                               10.00          7.25
     Fourth Quarter                               9.12          7.25

Year Ended December 31, 2001:
----------------------------
     First Quarter                              $ 9.62         $7.06
     Second Quarter                              10.50          8.40
     Third Quarter                               10.50          8.50
     Fourth Quarter                              13.30          8.00

As of March 23, 2002, the Company had approximately 475 stockholders of record.

The Company has not declared dividends with respect to its Common Stock. The determination to pay dividends will be made by the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Senior Notes Agreement, as amended September 5, 2000 and the Hampshire Group, Limited Revolving Credit Agreement of the same date, contain covenants placing limitations on "restricted payments", which includes payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in
Item 7.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
INCOME STATEMENT DATA (1)
Selected Consolidated Financial Data
(in thousands, except per share data)

Year Ended December 31,              2001    2000 (2)   1999      1998     1997
----------------------------------------------------------------------------------
Net sales                         $263,485  $196,882  $151,317  $168,688  $140,807
Cost of goods sold                 193,658   156,753   121,617   133,769   107,726
                                --------------------------------------------------
Gross profit                        69,827    40,129    29,700    34,919    33,081
Rental revenue                       2,594     2,281     2,005       507        43
                                --------------------------------------------------
                                    72,421    42,410    31,705    35,426    33,124
Selling, general and
  administrative expenses           48,668    31,666    25,111    24,971    21,156
Net loss (gain) on sale of
  property, plant and equipment
  and related charges                2,618    (2,308)      285         1        (3)
Net investment transactions
  and impairment                       876       465       394     2,267       -
                                 -------------------------------------------------
Income from operations              20,259    12,587     5,915     8,187    11,971
Other income (expense):
  Interest expense                  (3,431)   (3,410)   (1,967)   (1,696)     (824)
  Interest income                      561     1,353       729       243       363
  Other                               (109)     (214)    1,419       270      (142)
                                 -------------------------------------------------
Income before provision for income
  taxes and discontinued operations 17,280    10,316     6,096     7,004    11,368
Income tax (provision) benefit:
  Current                           (7,503)   (2,157)     (563)   (1,471)   (2,649)
  Deferred                           1,303       (14)     (337)      194       200
                                 -------------------------------------------------
Income from continuing operations  $11,080    $8,145    $5,196    $5,727    $8,919
                                 =================================================

Income per share from    Basic       $2.38     $1.91     $1.27     $1.39     $2.27
  continuing operations:         =================================================
                         Diluted     $2.37     $1.88     $1.22     $1.29     $2.00
                                 =================================================
Weighted average number  Basic       4,661     4,265     4,100     4,128     3,856
  of shares outstanding:         =================================================
                         Diluted     4,674     4,341     4,257     4,443     4,465
                                 =================================================

                                       9

(Page 9 Continued)

BALANCE SHEET DATA

----------------------------------------------------------------------------------
December 31,                        2001      2000       1999      1998      1997
----------------------------------------------------------------------------------
Cash and cash equivalents         $ 28,686  $ 10,517  $ 23,831  $ 13,886   $12,003
Working capital                     67,315    58,184    56,141    51,283    36,303
Total assets                       144,937   132,652   103,594   100,848    80,585
----------------------------------------------------------------------------------
Long-term debt (less current portion)
  and deferred compensation         23,855    26,393    27,039    22,505     7,166
Total debt (3)                      31,576    31,821    28,457    24,287    10,577
Stockholders' equity (4)            91,229    79,640    67,326    63,403    57,710
----------------------------------------------------------------------------------
Book value per share                $19.44    $17.15    $16.36    $15.03    $13.96
-----------------------------------===============================================

(1) The Income Statement Data represents only continuing operations.
(2) Includes the results of operations of Item-Eyes, Inc. from August 20, 2000, the date of acquisition.
(3) Includes long-term debt, current portion thereof, borrowing under lines of credit, related party debt, subordinated notes and deferred compensation.
(4) No dividends were declared on Common Stock during any of the periods presented above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth information with respect to the segments of the Company's business (3):

Year Ended December 31,                         2001       2000       1999
-------------------------------------------------------------------------------
Net sales                    Apparel          $263,485   $196,882   $151,317
-------------------------------------------------------------------------------
Gross profit                 Apparel            69,827     40,129     29,700
                                                 26.5%      20.4%      19.6%
-------------------------------------------------------------------------------
Rental revenue               Investments         2,594      2,281      2,005
-------------------------------------------------------------------------------
Total revenue                                  266,079    199,163    153,322
-------------------------------------------------------------------------------
Selling, general and         Apparel            42,964     27,428     20,715
  administrative expenses    Investments (1)     2,174      1,646      1,242
                             Corporate (2)       3,530      2,592      3,154
                                            -----------------------------------
                                                48,668     31,666     25,111
  (as a percent of revenue)                      18.3%      15.9%      16.4%
Net loss (gain) on sale of
  property, plant and equipment
  and related charges                            2,618     (2,308)       285
Net investment transactions
  and impairment charges                           876        465        394
                                            -----------------------------------
                                                52,162     29,823     25,790
-------------------------------------------------------------------------------
Income from operations       Apparel            24,245     13,739      8,700
                             Investments          (456)        13        295
                             Corporate          (3,530)    (1,165)    (3,080)
                                            -----------------------------------
Income from operations                          20,259     12,587      5,915
  (as a percent of revenue)                       7.6%       6.3%       3.9%
Interest expense                                (3,431)    (3,410)    (1,967)
Interest income                                    561      1,353        729
Other income (expense) (2)                        (109)      (214)     1,419
-------------------------------------------------------------------------------
Income from continuing
  operations before income taxes              $ 17,280   $ 10,316   $  6,096
---------------------------------------------==================================

(1) Selling, general and administrative expenses of Hampshire Investments include depreciation of $1,001,000, $822,000 and $624,000 for 2001, 2000
    and 1999, respectively.
(2) Selling, general and administrative expenses for corporate include an adjustment of ($158,000), ($452,000) and $744,000 for 2001, 2000 and 1999,
    respectively, to compensation expense resulting from market gains (losses) in the Company's mutual funds associated the Deferred Compensation Plan, and other income (expense) includes a like amount of increase (decrease) in the market value of the underlying securities.
(3) Additional segment data is provided in Note 18 of the consolidated financial statements included in this Annual Report.

RESULTS OF OPERATIONS
---------------------
Effective August 20, 2000, (the "Acquisition Date") Hampshire Group, Limited purchased substantially all of the assets and business of Item-Eyes, Inc., a privately held sportswear company; and accordingly, the results of Item-Eyes (the "Acquired Business") have been included in the results of the Company subsequent to that date. The results of the Company, excluding the results of the Acquired Business, are referred to herein as the existing business (the "Existing Business").

2001 Compared With 2000
-----------------------
Income from continuing operations of the Company for the year ended December 31, 2001 was $11,080,000, or $2.37 per share on a diluted basis, as compared with $8,145,000, or $1.88 per share on a diluted basis, for the preceding year.

Net sales for the year ended December 31, 2001 were $263,485,000, which included $98,033,000 of Acquired Business net sales, compared to $196,882,000 for 2000, which included $43,995,000 of Acquired Business net sales for the period from the Acquisition Date through December 31, 2000. The Existing Business net sales increased $12,565,000. The 8.2 % increase in the Company's Existing Business net sales reflected a strong demand for sweaters. For the year of 2001, compared with 2000, aggregate unit volume of the Existing Business increased 16.9%. The increase is a result of strong sales of women's cotton products, complemented with greater demand for men's sweaters. A shift in product mix to lower priced units resulted in a 7.4% decrease in the average sales price for the Existing Business.

Gross profit for 2001 was $69,827,000 (26.5% of net sales), which included Acquired Business gross profit of $23,244,000, compared to $40,129,000 (20.4% of net sales) for 2000, which included $10,252,000 of Acquired Business gross profit for the period after the Acquisition Date. The gross profit for the Existing Business was 28.2% compared with 19.5% for the same period last year. The increase in gross profit from the Company's Existing Business is attributed to discontinuing less profitable product lines and the increase in unit volume of sweaters.

Revenues for the Investment segment in 2001 were $2,594,000, compared to $2,281,000 for 2000, an increase of $313,000. The increase in revenues resulted primarily from the increase in the number of domestic real property investments being renovated and leased.

Selling, general and administrative ("SG&A") expenses for the Company were $48,668,000 in 2001, which included Acquired Business SG&A expenses of $16,322,000, compared to $31,666,000 for 2000, which included $4,917,000 of
Acquired Business SG&A expenses for the period after the Acquisition Date. The increase consisted of additional selling, shipping and related expenses caused by the increased sales volume and higher bonuses due to increased income in 2001.

SG&A expenses for the Investment segment were $2,174,000 for 2001, and $1,646,000 for 2000, an increase of $528,000. The increase resulted primarily from additional operating expenses for property renovated and leased, selling and operating expenses related to the sale of real property, and additional depreciation expense, which increased to $1,001,000 in 2001 from $822,000 in 2000.

In 2000, the Company sold its sweater manufacturing assets to Glamourette/OG, Inc. ("Glamourette"), a Puerto Rican corporation. The sale resulted in a gain of $632,000, after recognizing $2,169,000 of exit costs associated with closing the domestic manufacturing facilities and impairment charges of $849,000 for fixed assets and $819,000 for goodwill (see Note 15 of the Consolidated Financial Statements). During the fourth quarter of 2001, the Company notified Glamourette that Glamourette was in default under the terms of its agreement. Subsequent to this notice Glamourette filed for bankruptcy. As a result of these events, the Company fully reserved the remaining balance of the promissory note due from Glamourette, as part of the purchase price, in the amount of $3,893,000, with $1,793,000 recognized in 2001 and $2,100,000 in 2000. Additionally, in the Apparel segment, the Company recognized impairment in 2001 of goodwill, in the amount of $825,000, due to the permanent decline in one of the divisional operations and its estimated deficiencies in future cash flows.

During 2000, the Company had revenues from leased hosiery equipment of $747,000 and recognized a gain of $523,000 from the sale of this equipment (see Note 16 of the Consolidated Financial Statements) and a gain of $406,000 on the sale of other apparel equipment and property.

In 2001, the Investments segment reported "net investment transactions and impairment charges" of $876,000 compared to $465,000 in 2000. The amount reported for 2001 includes an impairment charge of $1,272,000 on three European investments; an impairment charge against the real property holdings in Russia and Romania of $242,000; which were partially offset by the gain on the sale of real property of $652,000 and other gains and losses. The amount reported for 2000 primarily includes an impairment charge of $300,000 on two European investments; an impairment charge against two notes receivable of $147,000; a loss on the sale and permanent write-down of available-for-sale securities of $658,000; all of which were partially offset by the gain on the sale of real property of $735,000 and other gains and losses.

Operating income in 2001, for the Apparel segment, was $24,245,000, which included $6,922,000 Acquired Business income, compared to $13,739,000 for 2000, which included Acquired Business income of $5,335,000 for the period after the Acquisition Date. Income from operations of the Existing Business increased by $8,919,000. The improvement for the Existing Business was principally due to the increase in net sales and gross profit. The current year's Apparel operating income for the Existing Business includes charges for the goodwill impairment as discussed above and the write-off of the Glamourette promissory note. The prior year's operating income included gains from both the sale of the manufacturing facilities and from other property and equipment. The Investment segment had an operating loss of $456,000 for 2001, compared to operating income of $13,000, a decline of $469,000. This decline resulted from the net difference between impairment and investment activity.

Interest income was $561,000 for 2001, compared to $1,353,000 for 2000, a decline of $792,000. The reduction resulted primarily from the use of cash in the purchase of the Acquired Business in August 2000 and lower average cash balances for most of 2001.

The income tax provision was $6,200,000 for 2001, compared with $2,171,000 in 2000. The increase in the effective tax rate to 35.9% for 2001 from 21.0% for 2000 resulted from substantially all of the taxable income being generated in the United States in 2001 versus 2000, when a larger portion of the taxable income was generated in Puerto Rico, and such income being exempt from U.S. federal regular income taxes pursuant to an election under Section 936 of the Internal Revenue Code.

2000 Compared With 1999
-----------------------
Income from continuing operations of the Company for the year ended December 31, 2000 was $8,145,000, or $1.88 per share on a diluted basis as compared with $5,196,000, or $1.22 per share on a diluted basis, for the preceding year.

Net sales of the Company for the year ended December 31, 2000 were $196,882,000 compared to $151,317,000 in 1999. The Acquired Business accounted for $43,995,000 in net sales, while the net sales of the Existing Business of the Company increased 1.0% in 2000. The increased sales in the Existing Business primarily resulted from the first year's sales of the Dockers(R) brand.

Gross profit of the Apparel segment in 2000 was $40,129,000, or 20.4% of net sales, compared to $29,700,000, or 19.6% of net sales in the prior year. The Acquired Business accounted for the additional increase in gross profit and the 0.8% difference.

Revenues of the Investment segment were $2,281,000 in 2000 compared with $2,005,000 in 1999. The increase resulted from additional property acquired and renovated real property units, which were leased in late 1999 and during 2000.

SG&A expenses of the Company were $31,666,000 in 2000 compared with $25,111,000 in 1999. The SG&A of the Acquired Business accounted for $4,918,000 or 75.0% of the increase for the year. The first year sales of the Dockers(R) sweater line also contributed to the increase in SG&A expenses.

SG&A expenses for the Investment segment were $1,646,000 in 2000 and $1,242,000 in 1999. The increase resulted primarily from additional operating expenses for acquired property and additional depreciation expense, which increased from $624,000 in 1999 to $822,000 in 2000.

During the second quarter of 2000, the Company sold its sweater manufacturing assets to Glamourette, a Puerto Rican corporation. The sale resulted in a gain of $632,000, after recognizing $2,169,000 of exit costs associated with closing the domestic manufacturing facilities and impairment charges of $849,000 for fixed assets and $819,000 for goodwill (see Note 15 of the Consolidated Financial Statements).

In the fourth quarter of 2000, the Company sold the leased hosiery equipment. The Company had revenues from leasing this equipment during 2000 of $747,000, in addition to the $523,000 gain on the sale of the equipment (see Note 16 of the Consolidated Financial Statements).

During 2000, the Company sold certain equipment located in Mexico and property located in Winona, Minnesota, which resulted in a gain of $406,000. In the fourth quarter of 1999, the Company recorded a $300,000 impairment charge for the closing of a distribution center in Winona, Minnesota. Sales of property and equipment during 1999 resulted in a $15,000 gain.

In 2000, the Investments segment reported "net investment transactions and impairment charges" of $465,000 compared to $394,000 in 1999. The amount reported for 2000 primarily includes an impairment charge of $300,000 on two European investments; an impairment charge against two notes receivable of $147,000; a loss on the sale and permanent write down of available-for-sale securities of $658,000; all of which were partially offset by the gain on the sale of real property of $735,000 and other gains and losses. In the $394,000 "net investment transactions and impairment charges" recorded in 1999, the Company recognized an impairment charge of $425,000, which was partially offset by other investment gains and losses.

Interest expense was $3,410,000 in 2000 and $1,967,000 in 1999. Approximately $209,000 of this increase resulted from the additional financing of real properties by the Investment segment. The balance of the increase in interest expense related primarily to the financing of the acquisition of the Acquired Business.

Interest income was $1,353,000 in 2000 compared to $729,000 in 1999. The additional interest income resulted primarily from the cash and equivalents of the Company during the first half of 2000 (prior to acquisition of the Acquired Business). Also reflected in interest income is approximately $218,000 of interest income related to the promissory note received in connection with the sale of the sweater manufacturing facilities (see Note 15 of the Consolidated Financial Statements) and $319,000 of interest income on the promissory note and other obligations from the purchaser of the Hosiery Division.

The income tax provision was $2,171,000 in 2000 compared with $900,000 in 1999. The increase in the effective tax rate to 21.0% for 2000 as compared to 14.8% for the prior year resulted principally from two factors. First, a larger percentage of the taxable income was generated in the United States in 2000 versus 1999 when a larger percentage was generated in Puerto Rico, and such income was exempt from U.S. federal regular income taxes pursuant to an election under Section 936 of the Internal Revenue Code. Second, the gain on the sale of the manufacturing facilities in Puerto Rico in 2000, resulted in an additional $600,000 provision for taxes in Puerto Rico. Because of the sale of the manufacturing facilities in Puerto Rico, the Company expects to benefit from a significant portion of the net operating loss carryforward. As a result, the valuation allowance of $1,869,000, which had been recorded prior to 1999 was reversed in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the buildup in inventories and accounts receivable (which historically reach their maximum requirements in the third quarter), servicing long-term debt and funding capital expenditures and investments. The primary sources to meet the liquidity and capital requirements include funds generated from operations, revolving credit lines and long-term borrowing.

The Company has its principal credit facility with a consortium of six commercial banks with JPMorganChase, as agent. The Company's Revolving Credit Facility, which matures on September 5, 2003, provides a secured credit facility up to $97,937,500 in revolving line of credit borrowings and outstanding letters of credit. Advances under the line of credit are limited to the lesser of: (1) $97,937,500 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through this credit facility, plus a seasonal supplemental, less borrowings outstanding under the Senior Notes (see below) and outstanding letters of credit.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries and a pledge of the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5,000,000 policy on the life of its Chief Executive Officer and a $1,000,000 policy on the life of the Chief Executive Officer of Item-Eyes, Inc. At December 31, 2001 there were $9,340,000 outstanding letters of credit. No advances were outstanding under the line of credit at December 31, 2001 or 2000, which resulted in availability for borrowing of approximately $29,980,000 under the line of credit at December 31, 2001.

The Company also has available two other credit facilities, which provide for international letters of credit in the aggregate amount of $2,000,000. As of December 31, 2001, the letters of credit outstanding against these two letter of credit facilities totaled approximately $207,000. Additionally, Hampshire Investments, Limited, has a $1,000,000 line of credit available for its use. As of December 31, 2001, there were no outstanding balances.

The maximum advances outstanding during 2001, under all lines of credit, was $62,270,000. The average amount outstanding during 2001 was approximately $16,875,000. Outstanding letters of credit under all credit lines totaled approximately $9,547,000 at December 31, 2001.

During 1998, the Company issued $15,000,000 long-term notes to two insurance companies (the "Senior Notes"). The Senior Notes are collateralized pari passu with the Revolving Credit Facility. The Senior Notes bear interest at 8% with principal due in semi-annual installments of $937,500.

Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and its subsidiaries).

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants at December 31, 2001.

The Agreements restrict the sale of assets, payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes, the repurchase of Company Common Stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes Agreement also requires that during any twelve-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at December 31, 2001.

The Company's other debt includes $1,863,000 of Subordinated Notes from the acquisition of Item-Eyes and a $2,678,000 loan from Merchants National Bank. The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed the Subordinated Notes and certain indebtedness of the Non-Restricted Subsidiary.

Future contractual obligations related to long-term debt and noncancellable operating leases at December 31, 2001 were as follows:

                         Year Ended December 31, 2001
                                 (In thousands)

                   Total    2002    2003    2004    2005    2006   Thereafter
                   -----    ----    ----    ----    ----    ----   ----------
Operating leases  $ 4,412  $1,300  $1,310  $  982  $  558  $  262    $  -
Long term debt     29,459   7,721   3,371   5,468   2,913   2,195     7,791
                  -----------------------------------------------------------
Total             $33,871  $9,021  $4,681  $6,450  $3,471  $2,457    $7,791
                  ===========================================================

At December 31, 2001 the Company had cash and cash equivalents totaling $28,686,000.

Net cash provided by operating activities was $23,865,000 for the year ended December 31, 2001, as compared to net cash provided by operating activities of $26,345,000 for last year. Net cash provided by operating activities in 2001 was provided primarily from adjusted net income of $17,891,000 (after adjusting for $2,619,000 in depreciation and amortization and $4,192,000 for asset impairment charges) and $7,344,000 from changes in the working capital accounts. Net cash provided by operating activities in 2000 was provided primarily from adjusted net income of $12,738,000 (after adjusting for $3,408,000 in depreciation and amortization and $787,000 for asset impairment charges) and $15,484,000 from changes in the working capital accounts.

Net cash used in investing activities was $5,431,000 for the year ended December 31, 2001, as compared to net cash used in investing activities of $44,657,000 for last year. The decrease in cash used in investment activities results primarily from $44,069,000 used in 2000 for the purchase of the Acquired Business and $6,415,000 of cash received in 2000 from the sale of property, plant and equipment. The Company, through the Investment segment, invests in assets unrelated to the Company's Apparel segment. During 2001, the Investment segment invested $8,502,000 compared to $9,039,000 during 2000.

Net cash used in financing activities was $265,000 for the year ended December 31 2001, as compared to net cash provided by financing activities of $4,998,000 for 2000. Proceeds from long-term debt in 2001 was $3,344,000, as compared to $6,980,000 for last year. The majority of the long-term debt, for both periods resulted from the Investment segment financing real property purchases and renovations. During 2001, the Company repaid $3,953,000 of long-term debt as compared to $2,174,000 for 2000. The Board of Directors of the Company has authorized management to purchase from time to time, in the market, shares of the Company's Common Stock. During 2001, the Company purchased 16,760 shares of its Common Stock for $138,000.

Management believes that cash flow from operations, available borrowings under the credit facilities and long-term borrowing will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to the allowance for doubtful notes and accounts, allowances for customer returns and adjustments, inventory reserves and for impairment of real property investments, long-term investments and other long-lived assets. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance For Doubtful Notes and Accounts and Customer Returns and Adjustments
------------------------------------------------------------------------------
The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers or other parties failure to make payments on trade or notes receivable due to the Company. In addition, the Company maintains allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer, typically at the end of the selling seasons, enabling customers to markdown the retail sales prices of any remaining goods on hand. The estimates for these allowances and discounts are based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or other parties, and (4) specific agreements or negotiated amounts with customers.

If the financial condition of the Company's customers were to deteriorate and reduce the ability of the Company's customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional bad debt expense. Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers, additional allowances may be requested by customers. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse recorded allowances.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on an SKU by SKU basis to determine reserves, if any, that may be required. Factors considered in evaluating the reserves include product styling, color, current fashion trends and quantities on hand. Many of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less costs to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Impairment of Long-Lived Assets
-------------------------------
The Company's long-lived assets include real property investments, long-term investments, property and goodwill. The Company follows the provisions of Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets," and Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with APB 17 and SFAS 121, as applicable, management assesses impairment of real property investments, long-term investments, property and goodwill whenever changes or events indicate that the carrying value may not be recoverable. In accordance with APB 17, management assesses impairment of goodwill whenever operating trends have had other than a temporary adverse change. Management applies a discounted cash flow approach to measure impairment using the Company's estimated current cost of capital as the discount rate. In accordance with SFAS 121, management writes down other long-lived assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.

Additionally, economic conditions and other factors in foreign countries and elsewhere affect certain of the Company's real property investments and long-term investments. Where impairment indicators exist, management uses available information, including estimated future undiscounted cash flows to estimate impairment, if any. Factors could develop to cause the Company to recognize additional impairment of long-lived assets. If the impairment estimates are excessive, gains may be recognized upon disposal or sale of the assets. Likewise, if insufficient impairment charges have been recorded, losses may be recognized upon disposal or sale of the assets.

OUTLOOK
-------
The Company believes that the primary reason for its success in recent years has been its ability to offer classic and new products and the highest level of quality and services to its customers. Management is committed to continue to offer such quality and services to its customers. Management recognizes that price competition in the apparel market can adversely affect earnings of the Company.

The ability of the Company to compete is substantially enhanced by its financial strength.

Over the past five years, the retail industry has consolidated through acquisitions and mergers. Further, retailers have concentrated more volume with a fewer number of vendors. The Company has responded by expanding its product line in the sweater business and by acquiring Item-Eyes. By increasing its utilization of foreign sources, the Company can offer greater variety in yarns, styling and surface treatment at competitive prices.

Seasonality
-----------
The Company's apparel business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

Effects of Changing Prices
--------------------------
The Company is subject to the effects of changing prices. It has generally been able to pass along a majority of inflationary increases in its costs by increasing the prices for its products; however, competitive conditions sometimes preclude such increases.

New Accounting Standards
------------------------
SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of SFAS 141 had no impact on the Company's financial statements.

SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain impairment indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement is effective for the Company on January 1, 2002. Within the first six months of 2002, the Company will complete its assessment of goodwill. Amortization expense related to goodwill for the years ended December 31, 2001, 2000, and 1999 was $847,000, $692,000 and
$487,000, respectively.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for the Company on January 1, 2002. The Company does not expect the adoption of the standard to have a significant impact on the Company's financial position, or results of operations.

The FASB's Emerging Issues Task Force ("EITF") issued EITF 00-25, "Vendor Income Statement Characterization Paid to a Reseller of the Vendor's Products", which addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. EITF 00-25 is effective for the Company on January 1, 2002. The Company is evaluating the impact of the adoption of EITF 00-25 and has not yet determined the effect, if any, that the adoption will have on the Company's classification of such costs in the consolidated statements of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the areas of changing interest rates and fluctuations of currency exchange rates. The Company is also exposed to market risk due to increased costs for raw materials for the Company's products.

The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on December 31, 2001. The impact of a 100 hypothetical basis point increase in interest rates on the Company's variable rate debt would be to increase interest expense for 2001 and 2000 by approximately $169,000 and $130,000, respectively. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

With the exception of Hampshire Praha, the Company's 70% owned Czech Republic subsidiary, Hampshire Investments does not issue or own foreign indebtedness. Further, the foreign indebtedness of Hampshire Praha is insignificant to the Company's financial statements. Hampshire Investments either purchases foreign based assets with U.S. dollars or with foreign currency purchased with U.S. dollars, on or near the purchase date. Real property owned by Hampshire Investments and located outside the United States is leased for either U.S. dollars or other stable currency. The primary foreign currency risk for Hampshire Investments is the impact of fluctuations that such currencies have on the businesses of the lessees of real property owned by Hampshire Investments.

The Company does not currently engage in derivative financial instruments to mitigate these market risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The information required to be presented in Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------
There were no disagreements with independent accountants on accounting or financial disclosure during the three fiscal years ended December 31, 2001, 2000 and 1999.

                                 PART III
                                 --------
Certain information required to be presented in this Part III of this Annual Report on Form 10-K is omitted as the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year, which is incorporated herein by reference thereto.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The information concerning the Company's directors and executive officers required to be presented in Item 10 is incorporated herein by reference to the Company's 2002 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
The information concerning executive compensation required to be presented in
Item 11 is incorporated herein by reference to the Company's 2002 Proxy
Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The information concerning security ownership of certain beneficial owners and management required to be presented in Item 12 is incorporated herein by reference to the Company's 2002 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The information concerning certain relationships and related transactions required to be presented in Item 13 is incorporated herein by reference to the Company's 2002 Proxy Statement.

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

    (3) Exhibits

    Exhibit No.                   Description                          Footnote
    ----------  ------------------------------------------------------ --------
                Exhibits Incorporated by References:
    (3)(A)      Restated Certificate of Incorporation of Hampshire
                  Group, Limited.                                           1
    (3)(A)(1)   Certificate of Amendment to the Certificate of
                  Incorporation of Hampshire Group, Limited.                1
    (3)(A)(2)   Amended and Restated By-Laws of Hampshire Group, Limited.   1
    (3)(B)(6)   Merger Agreement between Hampshire Designers, Inc. and
                  Segue (America) Limited dated December 30, 1999.          3
    (10)(A)(3)  Employment Agreement between Hampshire Group, Limited
                  and Ludwig Kuttner dated as of January 1, 1998.           2
    (10)(B)(1)  Form of Hampshire Group, Limited 1992 Stock Option Plan
                  Amended and Restated effective June 7, 1995.              1
    (10)(C)(1)  Form of Hampshire Group, Limited and Affiliates Common
                  Stock Purchase Plan for Directors and Executives Amended
                  and Restated effective June 7, 1995.                      1
    (10)(D)(1)  Form of Hampshire Group, Limited and Subsidiaries 401(k)
                  Retirement Savings Plan.                                  1
    (10)(D)(2)  Form of Hampshire Group, Limited Voluntary Deferred
                  Compensation Plan for Directors and Executives Amended
                  and Restated December 30, 1997.                           1
    (10)(H)(1)  Note Purchase Agreement between Hampshire Group, Limited
                  Phoenix Home Life Mutual Insurance Company and
                  The Ohio National Life Insurance Company dated
                  May 15, 1998.                                             2
    (10)(J)(5)  Renewed Lease Agreement between Hampshire Designers, Inc.
                  and Commerce Center Associates, Inc. for the Company's Anderson, South Carolina corporate offices dated
                  August 1, 1998.                                           2
------------------------------------------------------------------------------
                        (Exhibits continued on next page)

                      (Exhibits continued from previous page)

    Exhibit No.                   Description                          Footnote
    ----------  ------------------------------------------------------ --------
    (10)(J)(6)  Renewed Lease Agreement between Hampshire Designers,
                  Inc. and Commerce Center Associates, Inc. for the
                  Company's Anderson, South Carolina distribution center
                  dated August 1, 1998.                                     2
    (10)(J)(7)  Lease Agreement between Hampshire Designers, Inc. and
                  Peter Woodworth and Joyce Woodworth for the Winona,
                  Minnesota Distribution Center dated June 15, 1999.        3
    (10)(M)     Agreement between Glamourette Fashion Mills, Inc. and
                  The Commonwealth of Puerto Rico on Repatriation of
                  Earnings (the "Closing Agreement"), dated June 30, 1993.  1
    (10)(U)     Agreement between Hampshire Designers, Inc. and Vision
                  Legwear LLC, dated May 27, 1999 for the disposal of the
                  hosiery business.                                         4
    4.1         Amendment No. 1, dated September 5, 2000 to the Note
                  Purchase Agreement, dated as of May 15, 1998, among the Company, the Guarantors named therein, Phoenix Home Life Mutual Insurance Company and the Ohio National Life
                  Insurance Company.                                        5
    10.1        Asset Purchase Agreement among Vintage III, Inc.,
                  Hampshire Group, Limited, Item-Eyes, Inc. and certain
                  other parties, dated June 26, 2000.                       5
    10.2        Amended and Restated Credit Agreement and Guaranty among
                  Hampshire Group, Limited, the Guarantors named therein,
                  the Banks named therein and The Chase Manhattan Bank as
                  agent for the Banks, dated September 5, 2000.             5
    10.3        Term Loan Agreement between Merchants National Bank and
                  Hampshire Group, Limited dated as of September 20, 2000.  6
-------------------------------------------------------------------------------
                (1) Incorporated by reference to the Company's 1997 Annual
                      Report on Form 10-K.
                (2) Incorporated by reference to the Company's 1998 Annual
                      Report on Form 10-K.
                (3) Incorporated by reference to the Company's 1999 Annual
                      Report on Form 10-K.
                (4) Incorporated by reference to the Company's June 15, 1999
                      Report on Form 8-K.
                (5) Incorporated by reference to the Company's September 15,
                      2000 Report on Form 8-K.
                (6) Incorporated by reference to the Company's November 9, 2000
                      Report on Form 8-K/A.

                                Exhibits filed herewith:
                --------------------------------------------------------------
                21  Subsidiaries of the Company.
                23  Consent of Deloitte & Touche LLP.

(b)  Reports on Form 8-K filed during the quarter.

     No reports were filed on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson and the State of South Carolina on this 27th day of March 2002.

                                   HAMPSHIRE GROUP, LIMITED

                                   By: /s/ LUDWIG KUTTNER
                                   -----------------------
                                   Ludwig Kuttner
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ LUDWIG KUTTNER       Chairman of the Board of Directors,     March 27, 2002
------------------------ President and Chief Executive Officer   --------------
Ludwig Kuttner


/s/ JOEL GOLDBERG        Director                                March 27, 2002
------------------------                                         --------------
Joel Goldberg


/s/ MICHAEL C. JACKSON   Director                                March 27, 2002
------------------------                                         --------------
Michael C. Jackson


/s/ HARVEY L. SPERRY     Director                                March 27, 2002
------------------------                                         --------------
Harvey L. Sperry


/s/ EUGENE WARSAW        Director                                March 27, 2002
------------------------                                         --------------
Eugene Warsaw


/s/ PETER W. WOODWORTH   Director                                March 27, 2002
------------------------                                         --------------
Peter W. Woodworth


/s/ WILLIAM W. HODGE     Vice President and Chief Financial Officer
------------------------ (Principal Financial Officer and        March 27, 2002
William W. Hodge         Principle Accounting Officer)           --------------

                            HAMPSHIRE GROUP, LIMITED
                   Index To Consolidated Financial Statements

                                                                     Page
                                                                     ----
Report of Independent Accountants                                    F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Income                                    F-4

Consolidated Statements of Comprehensive Income                      F-5

Consolidated Statements of Cash Flows                            F-6 - F-7

Consolidated Statements of Stockholders' Equity                      F-8

Notes to Consolidated Financial Statements                       F-9 - F-27

Financial Statement Schedules
     II.  Valuation and Qualifying Accounts and Reserves            F-28
     III. Real Estate and Accumulated Depreciation               F-29 - F-30

Quarterly Financial Data                                            F-31

Report of Independent Accountants


To the Board of Directors and Stockholders
  of Hampshire Group, Limited
Anderson, South Carolina


We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and its Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index on F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
---------------------------

Deloitte & Touche LLP
Greenville, South Carolina
March 7, 2002

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

             December 31,                                    2001        2000
-------------------------------------------------------------------------------
ASSETS       Current assets:
               Cash and cash equivalents                 $  28,686   $  10,517
               Accounts receivable trade-net                34,691      32,898
               Notes and other receivables-net               1,429       3,864
               Inventories-net                              26,739      33,222
               Deferred tax asset                            5,216       3,714
               Other current assets                            407         588
                                                         ----------------------
                Total current assets                        97,168      84,803
                                                         ----------------------
             Property, plant and equipment-net               2,170       2,644
             Real property investments-net                  29,380      22,793
             Long-term investments-net                       3,806       5,350
             Notes receivable - long-term - net                521       2,473
             Trading securities held in retirement trust     1,142       1,349
             Deferred tax asset                              2,049       2,248
             Goodwill - net                                  8,020       9,692
             Other assets                                      681       1,300
                                                         ----------------------
                                                          $144,937    $132,652
                                                         ======================
-------------------------------------------------------------------------------
LIABILITIES  Current liabilities:
               Current portion of long-term debt          $  7,721    $  5,428
               Accounts payable                              5,418      11,148
               Accrued expenses and other liabilities       16,714      10,043
                                                         ----------------------
                Total current liabilities                   29,853      26,619
             Long-term debt, less current portion           21,738      22,777
             Subordinated notes payable                        -         1,863
             Deferred compensation                           2,117       1,753
                                                         ----------------------
                Total liabilities                           53,708      53,012
                                                         ----------------------
             Commitments and contingencies
-------------------------------------------------------------------------------
STOCKHOLDERS'Common Stock, $0.10 par value; 4,707,216
EQUITY        (2001) and 4,651,556 (2000) shares issued
              and 4,693,142 (2001) and 4,644,993 (2000)
              shares outstanding                               471         465
             Additional paid-in capital                     31,229      30,816
             Retained earnings                              59,581      48,501
             Accumulated other comprehensive gain (loss)        76         (75)
             Treasury stock, 14,074 (2001) and 6,563
              (2000) shares at cost                           (128)        (67)
                                                         ----------------------
                Total stockholders' equity                  91,229      79,640
                                                         ----------------------
                                                          $144,937    $132,652
                                                         ======================
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

Year Ended December 31,                              2001      2000      1999
-------------------------------------------------------------------------------
Net sales                                         $263,485  $196,882  $151,317
Cost of goods sold                                 193,658   156,753   121,617
                                                  -----------------------------
  Gross profit                                      69,827    40,129    29,700
Rental revenue                                       2,594     2,281     2,005
                                                  -----------------------------
                                                    72,421    42,410    31,705
Selling, general and administrative expenses        48,668    31,666    25,111
Net loss (gain) on sale of property, plant and
  equipment and related charges                      2,618    (2,308)      285
Net investment transactions and impairment charges     876       465       394
                                                  -----------------------------
Income from operations                              20,259    12,587     5,915
Other income (expense):
  Interest expense                                  (3,431)   (3,410)   (1,967)
  Interest income                                      561     1,353       729
  Other                                               (109)     (214)    1,419
                                                  -----------------------------
Income from continuing operations before provision
  for income taxes                                  17,280    10,316     6,096
Income tax (provision) benefit:
  Current                                           (7,503)   (2,157)     (563)
  Deferred                                           1,303       (14)     (337)
                                                  -----------------------------
Income from continuing operations                   11,080     8,145     5,196
Gain (loss) from disposal of discontinued
  operations-net of income tax provision of
  $235 (2000)                                          -         398       -
                                                  -----------------------------
Net income                                        $ 11,080  $  8,543  $  5,196
                                                  =============================
------------------------------------------------------------------------------

Income per share from              Basic             $2.38     $1.91     $1.27
  continuing operations:                          =============================
                                   Diluted           $2.37     $1.88     $1.22
                                                  =============================

Net income per share:              Basic             $2.38     $2.00     $1.27
                                                  =============================
                                   Diluted           $2.37     $1.97     $1.22
                                                  =============================
Weighted average number            Basic             4,661     4,265     4,100
  of shares outstanding:                          =============================
                                   Diluted           4,674     4,341     4,257
                                                  =============================
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-4

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Year Ended December 31,                             2001     2000      1999
-------------------------------------------------------------------------------
Net income                                        $11,080   $8,543    $5,196
                                                 ------------------------------
Other comprehensive income (loss): Unrealized
  gains (losses) on securities:
  Unrealized holding gains (losses) on securities
    arising during periods                            -       (128)     (105)
  Reclassification adjustment for amount included
    in net income                                     -        658      (127)
                                                 ------------------------------
  Other comprehensive gain (loss) on securities       -        530      (232)
  Income tax benefit (provision) on securities        -       (196)       86
                                                 ------------------------------
  Unrealized gains (losses) on securities
                                                      -        334      (146)
  Foreign currency translation adjustment             151      (75)      -
                                                 ------------------------------
Comprehensive income                              $11,231   $8,802    $5,050
                                                 ==============================
-------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated STATEMENTS of Cash Flows
(in thousands)

Year Ended December 31,                               2001      2000      1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                        $11,080   $ 8,543   $ 5,196
  Gain from disposal of discontinued operations         -        (398)      -
                                                   -----------------------------
  Income from continuing operations                  11,080     8,145     5,196
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating
    activities:
      Depreciation and amortization                   2,619     3,408     4,968
      Asset impairment charges and provision for
        uncollectible notes                           4,192       787       725
      Gain on sale of manufacturing facilities          -        (632)      -
      Gain on termination of equipment lease            -        (296)      -
      Gain on sale of real estate investment           (652)     (735)      -
      Loss (gain) on other sales of property and
        equipment                                       -        (929)      (15)
      Loss (gain) on sale of available-for-sale
        securities                                      -         318      (127)
      Deferred income tax provision (benefit)        (1,303)       14       337
      Deferred compensation costs for executive
        officers                                        579       357       135
      Tax benefit relating to Common Stock plans          6        26        49
      Net change in operating assets and liabilities,
        net of effects of acquired companies:
        Receivables                                    (880)      127     4,627
        Inventories                                   6,483    11,943     3,389
        Accounts payable                             (5,730)    1,083    (1,985)
        Accrued expenses and other liabilities        6,671     1,939    (3,363)
        Other assets                                    800       392      (184)
                                                   -----------------------------
      Net cash provided by continuing operations     23,865    25,947    13,752
      Net cash provided by discontinued
        operations                                      -         398     3,560
                                                   -----------------------------
      Net cash provided by operating activities      23,865    26,345    17,312
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Cash used for business acquisition                    -     (44,069)      -
  Capital expenditures                                 (294)     (186)     (915)
  Proceeds from sale of real estate investment        1,022       990       -
  Proceeds from long-term investments                   711       -         -
  Purchase of real property and other investments    (8,502)   (9,039)   (8,029)
  Proceeds from sales of property, plant and
    equipment                                            11     6,415        24
  Purchases of available-for-sale securities            -         -        (308)
  Proceeds from sale of available-for-sale securities   -          35       545
  Loans and advances to investees                      (560)   (1,852)   (1,656)
  Repayments of loans and advances by investees       2,181     3,049       762
  Business purchase price adjustment                    -         -        (375)
                                                   -----------------------------
    Net cash used in investing activities            (5,431)  (44,657)   (9,952)
--------------------------------------------------------------------------------

     (Consolidated Statements of Cash Flows continued on next page.)

      (Consolidated Statements of Cash Flow continued from previous page.)

(in thousands)
Year Ended December 31,                              2001      2000      1999
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt           3,344     6,980     4,840
  Debt issuance costs                                  -        (563)      -
  Repayment of long-term debt                       (3,953)   (2,174)   (1,811)
  Proceeds from issuance of Common Stock               413       450       -
  Repurchase of Common Stock warrants                  -        (133)      -
  Payments of deferred compensation                     (8)       (8)       (8)
  Proceeds from issuance of treasury stock              77       446       889
  Purchases of treasury stock                         (138)      -      (1,325)
                                                 ------------------------------
    Net cash (used in) provided by financing
      activities                                      (265)    4,998     2,585
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                       18,169   (13,314)    9,945
Cash and cash equivalents - beginning of year       10,517    23,831    13,886
                                                 ------------------------------
Cash and cash equivalents - end of year            $28,686   $10,517   $23,831
-------------------------------------------------==============================


Supplementary disclosure of cash flow information
-------------------------------------------------------------------------------
Cash paid during the year for: Interest             $3,877    $2,890    $2,706
                               Income                4,914       413       571
Non-cash investing and financing activities:
  Adjustment of purchase price-return of stock
     held in escrow                                    -         -         725
   Settlement of long-term debt upon sale of
    real property                                      -       1,376       -
   Settlement of long-term debt upon sale of
      property, plant and equipment                    -       1,050       -
   Note receivable from sale of property,
      plant and equipment                              -       5,118       -
   Issuance of Common Stock for business
      acquisition                                      -       2,723       -
   Issuance of Subordinated Notes payable for
      business acquisition                             -       2,100       -
   Treasury stock acquired from options exercised      -         203       -
   Sale of investments to related party, settled by
     forgiveness of certain liabilities owed to
     related party                                     -         775       -
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
Consolidated STATEMENTS of Stockholders' Equity
(in thousands, except share data)
                                                                       Accumulated
                                                  Additional              Other
Year Ended December 31,           Common Stock     Paid-In    Retained   Comprehen-  Treasury
1999, 2000 and 2001             Shares    Amount   Captital   Earnings   sive Loss     Stock     Total
--------------------------------------------------------------------------------------------------------
Balance - January 1, 1999     4,218,246     $425    $28,276    $35,459     ($188)      ($569)   $63,403
Net income for the year           -          -          -        5,196        -           -       5,196
Escrow shares retired           (90,625)      (9)      (716)       -          -           -        (725)
Purchase of treasury stock     (149,175)     -          -          -          -       (1,325)    (1,325)
Shares issued under the
  Common Stock plans            136,868        2        153       (473)       -        1,192        874
Tax benefit relating to
  Common Stock plans              -          -           49        -          -           -          49
Deferred compensation payable
  in Company shares             331,478      -          -          -          -        3,039      3,039
Shares held in trust for deferred
  compensation liability       (331,478)     -          -          -          -       (3,039)    (3,039)
Unrealized loss on available-
  for-sale securities - net       -          -          -          -        (146)        -         (146)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 1999   4,115,314      418     27,762     40,182      (334)       (702)    67,326
Net income for the year           -          -          -        8,543        -          -        8,543
Shares issued for business
 acquisition                    395,382       40      2,683        -          -          -        2,723
Shares issued under warrant
 exercise                        72,727        7        443        -          -          -          450
Repurchase of stock warrants      -          -          (98)       (35)       -          -         (133)
Purchase of treasury stock      (22,657)     -          -          -          -         (203)      (203)
Shares issued under the
  Common Stock plans             84,227      -          -         (189)       -          838        649
Tax benefit relating to
  Common Stock plans              -          -           26        -          -          -           26
Deferred compensation payable
  in Company shares             345,952      -          -          -          -        3,129      3,129
Shares held in trust for
  deferred compensation
  liability                    (345,952)     -          -          -          -       (3,129)    (3,129)
Reclassification adjustment on
  sale of securities for amount
  included in net income          -          -          -          -        (334)        -         (334)
Unrealized loss on currency
 translation                      -          -          -          -         (75)        -          (75)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 2000   4,644,993      465     30,816     48,501       (75)        (67)    79,640
Net income for the year           -          -          -       11,080        -          -       11,080
Purchase of treasury stock      (16,760)     -          -          -          -         (138)      (138)
Shares issued under the
  Common Stock plans             64,909        6        407        -          -           77        490
Tax benefit relating to
  Common Stock plans              -          -            6        -          -           -           6
Deferred compensation payable
  in Company shares             364,958      -          -          -          -        3,229      3,229
Shares held in trust for deferred
  compensation liability       (364,958)     -          -          -          -       (3,229)    (3,229)
Unrealized gain on currency
  translation                     -          -          -          -         151          -         151
--------------------------------------------------------------------------------------------------------
Balance - December 31, 2001   4,693,142     $471    $31,229    $59,581      $ 76     ($  128)   $91,229
--------------------------------========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
Note 1 - Organization and Summary of Critical and Other Significant
         Accounting Policies
-------------------------------------------------------------------
Organization
------------
Hampshire Group, Limited (the "Company"), through its subsidiaries, engages in the apparel business and invests in real property. The Company, with headquarters in Anderson, South Carolina, operates in two segments, Apparel and Investments. The Company's apparel products are sold primarily in the United States through various retail and catalog companies. The investment company, with subsidiaries located in the United Kingdom, the Cayman Islands and the Czech Republic, principally purchases real properties located primarily in the United States, Russia and Eastern Europe, for the purposes of long-term investments.

The significant accounting policies used in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries, including Hampshire Designers, Inc. and its subsidiaries (collectively, "Hampshire Designers"); Item-Eyes, Inc. ("Item-Eyes"), since its acquisition on August 20, 2000; and Hampshire Investments, Limited and its subsidiaries and Hampshire Praha s.r.o. (70% owned) located in the Czech Republic (collectively, "Hampshire Investments"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Summary of Critical and Other Significant Accounting Policies
-------------------------------------------------------------
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to the allowance for doubtful notes and accounts, allowances for customer returns and adjustments, inventory reserves and for impairment of real property investments, long-term investments and other long-lived assets. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance For Doubtful Notes and Accounts and Customer Returns and Adjustments
------------------------------------------------------------------------------
The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers or other parties failure to make payments on trade or notes receivable due to the Company. In addition, the Company maintains allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer, typically at the end of the selling seasons, enabling customers to markdown the retail sales prices of any remaining goods on hand. The estimates for these allowances and discounts are based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or other parties, and (4) specific agreements or negotiated amounts with customers.

If the financial condition of the Company's customers were to deteriorate and reduce the ability of the Company's customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional bad debt expense. Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers, additional allowances may be requested by customers. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse recorded allowances.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on an SKU by SKU basis to determine reserves, if any, that may be required. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Many of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less costs to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Impairment of Long-Lived Assets
-------------------------------
The Company's long-lived assets include real property investments, long-term investments, property and goodwill. The Company follows the provisions of Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets," and Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with APB 17 and SFAS 121, as applicable, management assesses impairment of real property investments, long-term investments, property and goodwill and whenever changes or events indicate that the carrying value may not be recoverable. In accordance with APB 17, management assesses impairment of goodwill whenever operating trends have had other than a temporary adverse change. Management applies a discounted cash flow approach to measure impairment using the Company's estimated current cost of capital as the discount rate. In accordance with SFAS 121, management writes down other long-lived assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.

Additionally, economic conditions and other factors in foreign countries and elsewhere affect certain of the Company's real property investments and long-term investments. Where impairment indicators exist, management uses available information, including estimated future undiscounted cash flows to estimate impairment, if any. Factors could develop to cause the Company to recognize additional impairment of long-lived assets. If the impairment estimates are excessive, gains may be recognized upon disposal or sale of the assets. Likewise, if insufficient impairment charges have been recorded, losses may be recognized upon disposal or sale of the assets.

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. Interest bearing amounts were approximately $26.2 million and $8.8 million at December 31, 2001 and 2000, respectively.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO") for all inventory except for approximately 14% and 8% of the inventory at December 31, 2001 and 2000, respectively, for which cost is determined using the last-in, first-out method ("LIFO").

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

Real Property Investments
-------------------------
Real property investments are recorded at cost. The Company provides for depreciation using the straight-line method over 15 years, or 39 years for new construction, which is the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction. Such gains and losses on the sale of real property investments and impairment charges on such investments are classified as "net investment transactions and impairment charges" in the accompanying consolidated statements of income.

Long-Term Investments
---------------------
Long-term investments are recorded either at cost or by using the equity method of accounting depending on the Company's ownership percentage in the investments. Gains and losses from the sale of long-term investments and any impairment charges on such investments are classified as "net investment transactions and impairment charges" in the accompanying consolidated statements of income.

Goodwill
--------
Goodwill is being amortized over estimated useful lives of 10 to 15 years, on a straight-line basis. The Company continually monitors conditions that may affect the carrying value of its goodwill. As conditions may indicate potential impairment of goodwill, the Company evaluates projected future undiscounted cash flows to determine the extent of impairment, if any. See "New Accounting Standards".

Foreign Currency Transactions and Translation
---------------------------------------------
Foreign currency transactions are translated into U.S. dollars at prevailing exchange rates. The balance sheet of the Company's consolidated foreign subsidiaries, excluding equity, was translated into U.S. dollars at current exchange rates at year-end. The statement of operations for the Company's consolidated foreign subsidiaries was translated at the annual average exchange rates. Net transaction gains (losses) were not significant in 2001, 2000 or 1999.

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, long-term debt and subordinated notes payable. The fair value of long-term debt and the subordinated notes payable is disclosed in Note 9. The carrying amounts of the other financial instruments are considered a reasonable estimate of fair value at December 31, 2001 and 2000, due to the short-term nature of the items.

Revenue Recognition
-------------------
The Company recognizes apparel sales revenue upon shipment of goods to customers (net of the Company's estimate of returns and allowances) and rental revenue is recognized on a straight-line basis over the terms of the related leases.

Advertising Costs
-----------------
The Company recognizes advertising costs, including the costs of co-op advertising arrangements, as incurred. Advertising costs were approximately $2,936,000, $1,643,000 and $1,145,000 in 2001, 2000 and 1999, respectively, and were recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of income. See "New Accounting Standards".

Shipping Costs
--------------
The costs to ship products to customers of approximately $713,000, $562,000 and $180,000 in 2001, 2000, and 1999, respectively, are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

Income Taxes
------------
Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Earnings Per Common Share
-------------------------
Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At December 31, 2001 and 2000, the Company had one item, unrealized gain or loss on foreign currency translation, that remains a component of other comprehensive income.

Presentation of Prior Year Data
-------------------------------
Certain reclassifications have been made to prior year's data to conform with the current-year presentation.

New Accounting Standards
------------------------
SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of SFAS 141 had no impact on the Company's financial statements.

SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain impairment indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement is effective for the Company on January 1, 2002. Within the first six months of 2002, the Company will complete its assessment of goodwill. Amortization expense related to goodwill for the years ended December 31, 2001, 2000, and 1999 was $847,000, $692,000 and
$487,000, respectively.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for the Company on January 1, 2002. The Company does not expect the adoption of the standard to have a significant impact on the Company's financial position or results of operations.

The FASB's Emerging Issues Task Force ("EITF") issued EITF 00-25, "Vendor Income Statement Characterization Paid to a Reseller of the Vendor's Products", which addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. EITF 00-25 is effective for the Company on January 1, 2002. The Company is evaluating the impact of the adoption of EITF 00-25 and has not yet determined the effect, if any, that the adoption will have on the Company's classification of such costs in the consolidated statements of operations.

Note 2 - Acquisition of Assets
------------------------------
Effective August 20, 2000, the Company acquired substantially all the assets and business of Item-Eyes, Inc. ("Item-Eyes"), a privately-held sportswear company.

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

                                              Pro Forma     Pro Forma
Year Ended December 31,                          2000         1999
(in thousands, except per share data)        (unaudited)   (unaudited)
----------------------------------------------------------------------
Net sales                                      $250,819      $253,789
                                             -------------------------
Net income                                       $7,028        $6,824
                                             -------------------------
Net income per share             Basic            $1.56         $1.52
                                             -------------------------
                                 Diluted          $1.53         $1.47
                                             -------------------------

Note 3 - Accounts Receivable and Major Customers
------------------------------------------------
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral for its trade receivables. The accounts receivable are stated net of allowances for doubtful accounts and returns and allowances of approximately $6,830,000 and $7,042,000 at December 31, 2001 and 2000, respectively.

The Company sells principally to department stores, mail order distributors, specialty stores, mass merchandisers and other retailers located in the United States. The Company had sales to three major customers (defined as sales in excess of 10% of total sales) during 2001 which represented 14%, 11% and 10% of total sales; two major customers during 2000 which represented 15% and 14% of total sales, and three major customers in 1999 which represented 15%, 11% and 10% of total sales. At December 31, 2001 and 2000, 38% and 32%, respectively, of the total trade receivables were due from these customers.

Note 4 - Inventories
--------------------
The components of inventories      (in thousands)                               2001     2000
at December 31, 2001 and 2000      ------------------------------------------------------------
are set forth in the adjacent      Finished goods                             $21,922  $26,414
table.                             Work-in-progress                             1,697    3,905
                                   Raw materials and supplies                   3,774    3,813
Approximately 14% and 8% of total  ------------------------------------------------------------
inventories were valued using the                                              27,393   34,132
LIFO method at December 31, 2001   Less-Excess of current cost
and 2000, respectively.              over LIFO carrying value                    (654)    (910)
                                   ------------------------------------------------------------
                                   Total                                      $26,739  $33,222
                                   ============================================================

Note 5 - Property, Plant and Equipment                         Estimated
--------------------------------------                           Useful
The components of property, plant  (in thousands)                Lives          2001     2000
and equipment at December 31, 2001 ------------------------------------------------------------
and 2000 are set forth in the      Buildings and improvements  15-45 years     $  754   $  754
adjacent table.                    Leasehold improvements       5-10 years        935      934
                                   Machinery and equipment      3-7  years      2,932    2,791
Depreciation expense was $756,000, Furniture and fixtures       3-7  years        949      988
$1,912,000 and $3,874,000,         Transportation equipment     3-5  years        100       55
respectively, for the years ended  ------------------------------------------------------------
December 31, 2001, 2000 and 1999.  Total cost                                   5,670    5,522
                                   Less-Accumulated depreciation               (3,500)  (2,878)
See Note 15 for further            ------------------------------------------------------------
discussion regarding the sale      Total                                       $2,170   $2,644
of assets during 2000.             ============================================================

                                      F14

Note 6 - Real Property and Long-Term Investments
------------------------------------------------

The Company has made direct investments in real property for the purpose of generating rental revenue and asset appreciation. These properties consist of commercial and residential facilities in the United States and Europe and are carried at historical cost, net of impairment charges totaling $2,092,000, including $242,000 recognized in 2001.

Depreciation is provided over the estimated useful lives of the property, which is 15 years, or 39 years for new construction. Depreciation expense was $1,016,000, $822,000 and $624,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Real Property Investments
(in thousands)                                         2001       2000
------------------------------------------------------------------------
Commercial and residential property:
  United States                                      $21,784    $17,766
  Russia                                               3,273      3,535
  Europe                                               7,973      5,024
------------------------------------------------------------------------
                                                      33,030     26,325
Less: Accumulated depreciation                        (3,650)    (3,532)
------------------------------------------------------------------------
Total                                                $29,380    $22,793
========================================================================

Long-term investments consist principally of common stock of non-publicly traded companies and investments in real estate partnerships. Management intends that these investments will be held on a long-term basis. The carrying values set forth in the table below are shown net of asset impairment charges totaling $2,647,000, including $1,272,000 recognized in 2001, $300,000 recognized in 2000 and $425,000 recognized in 1999 for certain foreign assets deemed to be permanently impaired.

                                                    Long-Term Investments
(in thousands)                                         2001       2000
------------------------------------------------------------------------
United States                                         $3,109     $3,381
Russia                                                   131        131
Europe                                                   566      1,838
------------------------------------------------------------------------
Total                                                 $3,806     $5,350
========================================================================

Costs associated with the Company's rental activities are included in selling, general and administrative expense and amounted to $2,034,000, $1,646,000 and $1,242,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Net investment transactions and impairment charges, reported net in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 are summarized in the table below.

(in thousands)                                       2001   2000   1999
------------------------------------------------------------------------
Impairment of foreign investments                  $1,272   $300   $425
Impairment of foreign real property                   242     -      -
(Gain) on sale of domestic real property             (652)  (735)    -
Impairment of notes receivable                         60    147     54
(Gain) loss on available for sale securities          -      658   (133)
Other investments (gains) and losses, net             (46)    95     48
------------------------------------------------------------------------
Total                                                $876   $465   $394
========================================================================

Note 7 - Goodwill
-----------------
Accumulated amortization of goodwill was $1,142,000, $2,703,000 and $3,037,000 at December 31, 2001, 2000 and 1999, respectively.

The Company recognized impairment of goodwill in 2001, due to the permanent decline in one of the divisional operations and its estimated deficiencies in future cash flows

Activity in goodwill for the years ended December 31, 2001, 2000 and 1999 is summarized in the table below.

(in thousands)                             2001     2000     1999
-------------------------------------------------------------------
Balance - beginning of year               $9,692   $2,553   $3,390
Amortization for the year                   (847)    (692)    (487)
Addition from acquisition of
  Item-Eyes, Inc. (See Note 2)               -      8,650      -
Purchase price adjustments resulting
  from settlement of acquisition
  contingencies                              -        -       (350)
Impairment of goodwill                      (825)     -        -
Write-off upon sale of manufacturing
  facilities                                 -       (819)     -
-------------------------------------------------------------------
Balance - end of year                     $8,020   $9,692   $2,553
===================================================================

Note 8 - Accrued Expenses and Other Liabilities
-----------------------------------------------

Accrued expenses and other     (in thousands)       2001     2000
liabilities at December 31,    ------------------------------------
2001 and 2000 are summarized   Compensation        $5,341   $1,675
on the adjacent table.         Income taxes         4,686    2,245
                               Co-op advertising    1,450    1,021
                               Royalties            1,303      871
                               Other                3,934    4,231
                               ------------------------------------
                               Total              $16,714  $10,043
                               ====================================

Note 9 - Borrowings
-------------------

Revolving Credit Facilities
---------------------------
The Company's Revolving Credit Facility, which matures on September 5, 2003, provides a secured credit facility up to $97.9 million in revolving line of credit and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $97.9 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through this credit facility, plus a seasonal supplemental.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries and a pledge of the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. At December 31, 2001 there were $9.3 million outstanding letters of credit. No advances were outstanding under the line of credit at December 31, 2001 or 2000, which resulted in availability for borrowing of approximately $30 million under the line of credit at December 31, 2001.

The Company also has available two other credit facilities, which provide for international letters of credit in the aggregate amount of $2.0 million. As of December 31, 2001, the letters of credit outstanding against these two letter of credit facilities totaled approximately $207,000.

Additionally, the Company, through its Investment subsidiary, Hampshire Investments, Limited, has a $1.0 million unsecured line of credit, for use by this subsidiary. As of December 31, 2001, there were no outstanding balances.

Long-Term Debt - Long-term debt at December 31, 2001 and 2000 consists of the following:
--------------
(in thousands)                                                                        2001        2000
--------------------------------------------------------------------------------------------------------
Senior Notes payable to two insurance companies due in semi-annual installments of $937,500 commencing January 2, 2001 through 2008, plus interest at 8%
  per annum, collateralized pari passu with the Revolving Credit Facility           $11,250     $14,063
Debt collateralized by real property
------------------------------------
  Note payable to a mortgage company in monthly installments of $12,326,
    including interest at 7.36% through 2008                                          1,609       1,636
  Note payable to a bank in monthly installments of $13,553, including interest at
    7.50% through 2004                                                                1,775       1,796
  Note payable to a bank in monthly installments of $10,990, including interest at
    9.25% through 2019                                                                1,139       1,165
  Notes payable to a foreign bank in German Marks, quarterly installments of
    approximately 41,600 US Dollars, including interest at 7.5% through  2004         1,206       1,297
  Notes payable to foreign bank in German Marks and Czech Koruna, quarterly installments of approximately 89,200 US Dollars, including interest at rates
    from 6.5% to 7.25% through 2015                                                   2,937         383
  Construction notes payable, maturing June and August 2002, to two banks, interest
    at prime plus 0.25%, at 5.00% on December 31, 2001                                3,000       2,700
  Real estate note payable, interest at 8% due semi-annually, principal due
    August 2003                                                                         408         -
  Other notes payable due in monthly installments of $5,600, including interest at
    various rates from 3.00% to 9.50%, with maturities through 2025                     899       1,163
Debt collateralized by machinery and equipment
----------------------------------------------
  Note payable in monthly installments of approximately $9,200, including interest at
    5.77% through 2002                                                                   20          78
Subordinated debt (subordinated to the Revolving Credit Facility and Senior Notes)
-----------------
  Notes payable to a former shareholder of Item-Eyes in quarterly installments
    of $196,250 through August 2004, plus interest at 11.5% per annum                 1,657       1,853
  Notes payable to former shareholders of Item-Eyes in quarterly installments of
    $41,250 through February 2003, plus interest at 9.5% per annum                      206         247
Unsecured debt
--------------
  Note payable to a bank in semi-annual installments of $383,412 commencing
    March 20, 2001 through September 2005, with interest at the bank's
    prime rate plus 0.25% (6.25% at December 31, 2001) per annum                      2,678       3,000
  Other notes payable                                                                   675         687
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                                 29,459      30,068
Less - Amount payable within one year                                                (7,721)     (5,428)
--------------------------------------------------------------------------------------------------------
Amount payable after one year                                                       $21,738     $24,640
========================================================================================================

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

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants at December 31, 2001.

The Agreements restrict the sale of assets, payments by the Company of cash dividends to stockholders, prepayment of Subordinated Notes, the repurchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes Agreement also requires that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at December 31, 2001.
                                                  (in thousands)
                                                  ---------------------------
Maturities of long-term debt as of                Year
December 31, 2001 are summarized in               ---------------------------
the adjacent table.                               2002                $ 7,721
                                                  2003                  3,371
                                                  2004                  5,468
                                                  2005                  2,913
                                                  2006                  2,195
                                                  Thereafter            7,791
                                                 ----------------------------
                                                  Total               $29,459
                                                 ============================

The net book value of the assets collateralizing the debt on real property at December 31, 2001 was approximately $25.5 million. The fair value of the long-term debt at December 31, 2001 and 2000, based on current market interest rates discounted to present value, is approximately $29.8 million and $28.9 million, respectively.

Note 10 - Income Taxes
----------------------
The domestic, Puerto Rico and    (in thousands)      2001      2000     1999
foreign components of income     ---------------------------------------------
(loss) from continuing opera-    Domestic          $18,820   $ 7,091   $2,268
tions before income taxes are    Puerto Rico          (469)    3,993    4,654
set forth in the adjacent table. Foreign            (1,071)     (768)    (826)
                                 ---------------------------------------------
                                 Income before
                                   income taxes    $17,280   $10,316   $6,096
                                 =============================================

The components of income tax     (in thousands)      2001      2000     1999
provision (benefit) for the      ---------------------------------------------
years ended December 31, 2001,   Current:
2000 and 1999 are set forth        Federal          $6,565    $  988     $ 98
in the adjacent table.             State             1,138       459      380
                                   Puerto Rico        (200)      710       85
                                 ---------------------------------------------
                                                     7,503     2,157      563
                                 ---------------------------------------------
                                 Deferred:
                                   Federal          (1,099)     (123)     469
                                   State              (204)      137     (132)
                                 ---------------------------------------------
                                                    (1,303)       14      337
                                 ---------------------------------------------
                                 Total              $6,200    $2,171     $900
                                 =============================================

A reconciliation of the provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income from continuing operations before income taxes and the Company's actual provision for income taxes is set forth in the table below.

(in thousands)                                      2001      2000      1999
------------------------------------------------------------------------------
Tax provision at federal statutory rate            $6,048    $3,507    $2,073
Increase (decrease) in tax arising from:
  Effect of exemption of Puerto Rico
    (earnings) losses  from United States tax         164    (1,358)   (1,582)
  Change in valuation allowance                     1,310    (1,869)      -
  Puerto Rico taxes on income, including
    withholding taxes and capital gains               -         710        85
  State taxes, less federal income tax benefit        607       393       119
  Foreign operating losses                            375       261       281
  Tax benefit of capital losses                    (1,652)      -         -
  Tax benefit of tax rate changes                    (164)      -         -
  Adjustment to NOL carryforward                     (258)      -         -
  Tax benefit of Puerto Rico amendment               (200)      -         -
  Nondeductible items                                  72       454       -
  Other                                              (102)       73       (76)
------------------------------------------------------------------------------
                                                   $6,200    $2,171     $ 900
==============================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets as of December 31, 2001 and 2000 is set forth in the table below.

(in thousands)                                                2001      2000
------------------------------------------------------------------------------
Deferred income tax assets:
  Allowances for  receivables                                $1,085    $1,265
  Inventories                                                 1,097       252
  Property, plant and equipment                                 511       359
  Write-down of assets not currently deductible                 363        59
  Accrued liabilities and other temporary differences         2,658     2,138
  Net operating loss carry forwards                           1,551     1,850
  Capital loss carryforward                                   1,310       -
  Tax credit carry forwards                                     -          39
------------------------------------------------------------------------------
    Gross deferred income tax assets                          8,575     5,962
------------------------------------------------------------------------------
Valuation allowance for deferred income tax assets
  arising from capital loss carryforward                     (1,310)      -
------------------------------------------------------------------------------
Net deferred income tax assets                               $7,265    $5,962
==============================================================================

The deferred tax assets are             (in thousands)        2001      2000
recognized as follows in the            --------------------------------------
accompanying consolidated balance       Deferred tax asset-
sheets.                                   current            $5,216    $3,714
                                        Deferred tax asset-
                                          noncurrent          2,049     2,248
                                        --------------------------------------
                                        Total                $7,265    $5,962
                                        ======================================

                                        (in thousands)
                                        --------------------------------------
The net operating loss carryforwards    Year                       Regular Tax
for federal income tax purposes         --------------------------------------
expire as set forth in the adjacent     2003                           $  225
table.                                  2004                              411
                                        2005                            2,429
                                        2009                            1,366
                                        --------------------------------------
                                        Total                          $4,431
                                        ======================================

The Company generally is not permitted to utilize more than $1.7 million of the net operating loss carryforwards in any single tax year. To the extent such net operating loss carryforward limitation is not utilized in any tax year, it may be carried forward to subsequent tax years and increases the subsequent years' limitation.

Under the Puerto Rico Tax Incentives Act of 1987 (the "Act"), the Company was granted 90% exemption from Puerto Rico income taxes of Glamourette Fashion Mills, Inc. ("GFM"), a subsidiary of the Company, 75% exemption from property and municipal taxes and was subject to tollgate taxes ranging from 0% to 5% on dividends. These exemptions ceased with the sale of the Puerto Rico manufacturing facilities in April 2000.

GFM had an election under Section 936 of the Internal Revenue Code pursuant to which GFM's earnings were exempt from US taxes. However, dividends received from GFM, together with certain other items, enter into the computation of the US alternative minimum tax ("AMT"). Due to the Section 936 exemption and the relative portion of GFM's earnings to other US taxable income in prior years, management estimated that the Company would, more likely than not, be a perpetual AMT taxpayer. Accordingly, since net operating losses ("NOL") deductions are limited in calculating AMT, the Company had, prior to 1996, determined that a valuation allowance was required with respect to NOL carryforwards and AMT credit carryforwards. Since the assets of GFM were sold in 2000, the Company believes that it will incur regular US tax liabilities and therefore will receive the benefit of a significant portion of the NOL. Accordingly, the valuation allowance on the NOL and AMT carryforwards was reversed in 2000.

The undistributed earnings of the Company's foreign subsidiaries are expected to be permanently reinvested overseas and accordingly, deferred income taxes have not been provided thereon.

During 2001, the Company recognized tax benefits related to capital losses totaling $1,652,000. A valuation allowance has been established for $1,310,000, the future tax benefit of the capital loss carryforwards, because it is uncertain whether the Company will be able to generate capital gains to utilize the capital loss carryforwards. The capital loss carryforward expires in 2006.

During 1999, the Internal Revenue Service made an examination of the Company's consolidated tax return for the year ended December 31, 1996. The examination resulted in an insignificant adjustment of the Company's income tax liability.

Note 11 - Commitments and Contingencies
---------------------------------------
The Company leases premises and equipment under       (in thousands)
operating leases having terms from month-to-month ------------------------- to 7 years. At December 31, 2001, future minimum Year Lessee Lessor lease payments under leases ("Lessee") having an ------------------------- initial or remaining non-cancelable term in excess 2002 $1,300 $2,167
of one year were as set forth in the adjacent table.  2003       1,310    1,645
                                                      2004         982    1,098
The Company also leases certain owned real estate     2005         558      761
properties of its Investment segment.  Future         2006         262      409
minimum lease receipts by the Company for leases      Thereafter   -      1,037
("Lessor") having an initial or remaining non-        -------------------------
cacelable term in excess of one year were as set      Total     $4,412   $7,117
forth in the adjacent table.                          =========================

Rent expense for operating leases was $1,494,000, $1,766,000 and $1,501,000 in 2001, 2000 and 1999, respectively.

Rental revenue was $2,594,000, $2,281,000 and $2,005,000 in 2001, 2000 and 1999,
respectively.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

Note 12 - Capitalization and Warrants
-------------------------------------
The Company's authorized capital stock consists of 10,000,000 shares of Common Stock and 1,000,000 shares of serial preferred stock each having a par value of $0.10 per share. No preferred stock has been issued by the Company.

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

Note 13 - Stock Options, Compensation Plans and Retirement Savings Plan
-----------------------------------------------------------------------
In 1994, the Company registered 750,000 shares of its Common Stock under the Securities Act of 1933, as amended, and on January 16, 2001, the Company registered an additional 750,000 shares, as previously approved by the Stockholders. These actions were in regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 854,000 have been issued under these plans.

Beginning in 1996, the Board of Directors of the Company authorized the repurchase of shares of the Company's Common Stock, some of which would be used to offset the dilution caused by the issuance of shares under the Stock Option Plan and Stock Purchase Plan. During 2001, the Company repurchased 16,760 shares of its Common Stock for $138,000.

The Company's repurchase of shares of Common Stock are recorded at cost as "Treasury Stock" and result in a reduction of "Stockholders' Equity". When treasury shares are reissued, the Company uses a weighted average cost method and the excess of outstanding repurchased costs over reissue price is treated as a reduction of "Retained Earnings".

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

                                                   Number of   Weighted Average
                                                    Options     Exercise Price
                      ---------------------------------------------------------
Stock option activity Outstanding-January 1, 1999    412,016        $ 9.23
is set forth in the     Granted                       76,650          8.72
adjacent table.         Exercised                   (143,718)         6.94
                        Canceled or expired          (54,235)        10.95
                      ---------------------------------------------------------
                      Outstanding-December 31, 1999  290,713         10.18
                        Granted                      197,000         13.35
                        Exercised                    (53,864)         7.45
                        Canceled or expired          (52,483)         9.72
                      ---------------------------------------------------------
                      Outstanding-December 31, 2000  381,366         12.27
                        Granted                       61,500          9.37
                        Exercised                    (34,360)         6.85
                        Canceled or expired          (18,365)        11.60
                      ---------------------------------------------------------
                      Outstanding-December 31, 2001  390,141        $12.32
                      =========================================================

SFAS 123, "Accounting for Stock-Based Compensation", allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, which the Company has elected not to use, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2001, 2000, or 1999. Additionally, in accordance with SFAS 123, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced as per the "pro forma" amounts in the accompanying table.

                                                         2001    2000    1999
In order to estimate    ------------------------------------------------------
compensation cost       Expected life (years)             5.9     6.5     6.2
under SFAS 123, the     Expected volatility              24.3%   15.9%   22.5%
Black-Scholes model     Dividend yield                    0.0%    0.0%    0.0%
was employed using      Risk-free interest rate           4.8%    5.5%    5.0%
the assumptions set     ------------------------------------------------------
forth in the            Weighted-average fair value
adjacent table.           of options granted            $3.02   $1.38   $2.71
                        ======================================================

The adjacent table      (in thousands)                   2001    2000    1999
sets forth the          ------------------------------------------------------
effect on net income    Net income: As reported       $11,080  $8,543  $5,196
and diluted earnings                                  ========================
per share had compen-               Pro forma         $10,937  $8,390  $5,022
sation cost been                                      ========================
determined in           Diluted earnings per share:
accordance with                     As reported         $2.37   $1.97   $1.22
SFAS 123.                                             ========================
                                    Pro forma           $2.34   $1.93   $1.18
                                                      ========================

A summary of the status of options outstanding at December 31, 2001 is set forth in the table below.

                Options Outstanding                            Options Exercisable
----------------------------------------------------------  -------------------------
                    Number     Weighted       Weighted        Number      Weighted
  Range of       Outstanding    Average        Average      Exercisable    Average
Exercise Prices    12/31/01  Remaining Life Exercise Price   12/31/01  Exercise Price
---------------    --------  -------------- --------------  ---------  --------------
$ 7.87 - $ 8.63     86,669       5.30         $ 8.22          37,951      $ 8.24
  8.90 -  10.00     74,782       3.19           9.71             -            -
 11.00 -  12.00     67,400       4.67          11.84          14,400       11.23
 12.10 -  14.00     52,390       5.14          13.34          11,390       12.12
 14.50 -  18.00     77,400       6.45          16.70           9,400       14.50
 18.13 -  22.69     31,500       4.45          18.34          24,000       18.41
----------------------------------------------------------  -------------------------
$ 7.87 - $22.69    390,141       4.92         $12.32          97,141      $12.26
==========================================================  =========================

The number of options exercisable was 97,141, 137,116 and 195,863 at December 31, 2001, 2000 and 1999, respectively.

Common Stock Purchase Plan
--------------------------
Pursuant to the Hampshire Group, Limited 1992 Common Stock Purchase Plan for Directors and Executives ("Stock Purchase Plan"), key executives may elect to use up to 10% of their annual salaries and up to 40% of their annual bonuses to purchase Common Stock of the Company. Non-employee Directors may elect to defer their fees to purchase Common Stock of the Company. Contributions of annual salaries, annual bonuses and non-employee director fees earned subsequent to December 31, 2002 are not permitted.

The price at which Common Stock can be purchased under the Stock Purchase Plan, with respect to the deferrals on the annual salaries of key executives is 90% and for non-employee directors is 95%, of the fair market value of the Company's Common Stock at the end of the calendar quarter. The number of shares of Common Stock to be delivered to the Stock Purchase Plan with respect to deferrals on the annual bonuses, is 90% of the lower of: (a) the average of the fair market value of the Company's Common Stock at the end of each calendar quarter for the Plan year, or (b) the fair market value of the Company's Common Stock as of the end of the plan year.

Shares of the Company's Common Stock purchased pursuant to the Stock Purchase Plan are distributed to the participants in accordance with their election made prior to the deferral.

During the years 2001, 2000 and 1999, approximately $128,000, $434,000 and $345,000, respectively, of participants' compensation, was used by the Stock Purchase Plan to purchase Common Stock of the Company. The Company has established a trust to which it delivers the shares of the Company's Common Stock following the end of each plan year to satisfy such elections. The deferred compensation liability and the Company's shares are presented as offsetting amounts in the stockholders' equity section.

Voluntary Deferred Compensation Plan
------------------------------------
The Company has established the Hampshire Group, Limited Voluntary Deferred Compensation Plan for Executives (the "Top Hat Plan"). Pursuant to the plan, key executives could elect to defer up to 20% of the total compensation in each year with such deferrals being invested in mutual funds external to the Company. The Board of Directors resolved to discontinue deferrals under the Top Hat Plan for compensation earned after December 31, 2000. During the years 2000 and 1999, participants deferred $99,000 and $270,000, respectively, with the resulting liability being included as deferred compensation in the accompanying consolidated balance sheets.

To fund the deferred compensation liability, the Company has invested the amounts deferred by the participants in certain mutual funds which are presented as "Trading securities held in retirement trust" in the accompanying consolidated balance sheets. The market value of these mutual funds at December 31, 2001 and 2000, was $1,142,000 and $1,349,000, respectively, which equal the liability of the Company at the respective date. Shares of mutual funds purchased pursuant to the Top Hat Plan are distributed to the participants in kind, or in cash equal to the liquidation value of the shares, in accordance with the participant's election made prior to the deferral.

Company Deferred Compensation Plans
-----------------------------------
As a condition of their employment agreements, the Company contributes $100,000 annually to a deferred compensation plan on behalf of the Chief Executive Officer and contributed $2,500 on behalf of the former Chief Financial Officer. At the option of the executive, the cumulative amount may be invested in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate, or may be invested in the Top Hat Plan.

In accordance with an unfunded deferred compensation agreement with the President of Hampshire Designers, Inc., the Company accrued $471,000 during 2001 and $240,000 during 2000.

Retirement Savings Plan
-----------------------
The Company has a Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan under which all employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors and was $125,000, $210,000 and $297,000 in 2001, 2000 and
1999, respectively. Such matching contributions vest fully after six years of employment.

Note 14 - Related Party Transactions
------------------------------------
The Company leases certain buildings from an affiliated company. Ludwig Kuttner, Chief Executive Officer of the Company, and his wife together own approximately 18% of the voting stock of the affiliate. Rent expense under such leases was $234,000, $232,000 and $216,000 in 2001, 2000 and 1999, respectively. The
Company also leases certain buildings from a director of the Company, Peter Woodworth, his wife and certain of his relatives. Rent expense under such leases was $158,000, $164,000 and $201,000, respectively, for 2001, 2000 and 1999. The terms of these leases were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms. Mr. Kuttner received a fee for guaranteeing certain of the Company's debt of $59,000 in 2001 and $24,000 in 2000.

During 1999, Hampshire Investments made advances supported by two promissory notes in the aggregate principal amount of $775,000. The issuers defaulted under the notes and on March 30, 2000, the Chairman and Chief Executive Officer of the Company purchased the notes from Hampshire Investments for their aggregate principal amount.

Mr. Harvey L. Sperry, a director of the Company, is a retired partner in the law firm of Willkie Farr & Gallagher, provided consulting services to the Company and was paid $12,000 in fees during 2001.

Dr. Joel Goldberg, a director of the Company, is a principal in Career Consultants, Inc., which has provided human resource consulting services to the Company since 1997 and in such capacity was paid fees in the amount of $5,000, $25,000 and $7,000 during the years 2001, 2000 and 1999, respectively.

The son of Mr. Kuttner was the independent contractor managing certain renovations on the real property owned by the Company located in Charlottesville, Virginia. The Company paid the contractor $34,000, $20,000 and $10,000 during the years 2001, 2000 and 1999, respectively. The contractor will receive as future consideration, 30% of the net cash flow of the property after the Company has received a 10% return on its investment. Another son of the Chairman and Chief Executive Officer of the Company worked on this project as a subcontractor. His company was paid $70,000 in 2001 and $45,000 in 2000.

Note 15 - Sale of Assets
------------------------
On April 28, 2000, the Company sold all sweater manufacturing assets, except finished goods inventory, to Glamourette/OG, Inc. ("Glamourette"), a Puerto Rican corporation, for a sales price of $10,468,000. The sales price included a promissory note in the amount of $8,000,000, discounted to $6,468,000, at 8.75% per annum and due April 28, 2005. The sale resulted in a gain of $632,000 which has been classified as "net loss (gain) on sale of property, plant and equipment and related charges" in the accompanying consolidated statement for 2000. The note is payable by a deduction of $0.67 per sweater purchased from Glamourette or is payable in cash, and is partially collateralized by machinery and equipment and by the pledge of the common stock of Glamourette. During the fourth quarter of 2001, the Company served notice to Glamourette of default on the loan agreement from the sale of the sweater manufacturing assets. Subsequent to this notice Glamourette filed for bankruptcy. As a result of these events the Company has fully reserved the unpaid balance of the promissory note due from Glamourette in the amount of $3,893,000. The Company had reserved $2,100,000 of the note balance in 2000 due to the deteriorating financial condition of Glamourette and the remaining $1,793,000 was provided during 2001 based on the continued deterioration of Glamourette's financial condition.

Note 16 - Discontinued Operations
---------------------------------
In 1998 the Company's Board of Directors approved a plan to discontinue and sell the assets of the Hosiery Division, which was engaged in the manufacture and sale of ladies and children's hosiery and socks. On June 1, 1999, the Company sold the assets of the Hosiery Division, consisting principally of inventory and certain machinery and equipment and agreed to lease other equipment to the purchaser. The difference between the book basis of the assets sold and the selling price was established as a valuation reserve against an 8.25% promissory note received as part of the consideration from the sale. No gain on the sale was recognized pending collection of the note.

On December 5, 2000, the purchaser entered into an agreement to sell substantially all of its assets, other than the accounts receivable, to a competing hosiery company, which included the sale of the leased equipment. The sales price of the leased equipment was $750,000 and was paid with a promissory note payable in 36 equal monthly installments commencing February 1, 2001, with interest at prime. The gain on sale of the leased equipment is included with the net gain on sale of property, plant and equipment and related charges and the $633,000 in proceeds received against the 8.25 % promissory note from the sale was reported as gain from disposal of discontinued operations, net of a $235,000 provision for income taxes, during the year ended December 31, 2000.

Note 17 - Earnings Per Share
----------------------------
Set forth in the table below is a reconciliation by year of the numerator
(income) and the denominator (shares) of the basic and diluted earnings per share ("EPS") computations.
For the Year 1999                                     Numerator  Denominator  Per-Share
(in thousands, except per share data)                  Income      Shares      Amount
----------------------------------------------------------------------------------------
Basic EPS:
Net income                                             $5,196       4,100      $1.27
Effect of dilutive securities-options/warrants           -            157      (0.05)
----------------------------------------------------------------------------------------
Diluted EPS:
Net income                                             $5,196       4,257      $1.22
========================================================================================

For the Year 2000                                     Numerator  Denominator  Per-Share
(in thousands, except per share data)                  Income      Shares      Amount
----------------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations                      $8,145         -        $1.91
Gain from disposal of discontinued operations             398         -         0.09
 ---------------------------------------------------------------------------------------
Net income                                              8,543       4,265       2.00
Effect of dilutive securities-options/warrants            -            76      (0.03)
----------------------------------------------------------------------------------------
Diluted EPS:
Net income                                             $8,543       4,341      $1.97
========================================================================================

For the Year 2001                                     Numerator  Denominator  Per-Share
(in thousands, except per share data)                  Income      Shares      Amount
----------------------------------------------------------------------------------------
Basic EPS:
Net income                                            $11,080       4,661      $2.38
Effect of dilutive securities-options/warrants            -            13      (0.01)
----------------------------------------------------------------------------------------
Diluted EPS:
Net income                                            $11,080       4,674      $2.37
========================================================================================

Note 18 - Industry Segments and Geographical Areas
--------------------------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel Segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property as set forth on pages F-29 and F-30.

Note 18 - Industry Segments and Geographical Areas (continued)
--------------------------------------------------------------

Year Ended December 31,      (in thousands)       2001       2000       1999
-----------------------------------------------------------------------------
Net sales                     Apparel          $263,485   $196,882   $151,317
Rental revenue                Investments         2,594      2,281      2,005
                                             --------------------------------
                                               $266,079   $199,163   $153,322
-----------------------------------------------------------------------------
Revenue by geographic area    United States    $265,018   $198,257   $152,296
                              Russia                437        384        303
                              Europe                624        522        723
                                             --------------------------------
                                               $266,079   $199,163   $153,322
---------------------------------------------================================
Gross profit                  Apparel           $69,827    $40,129    $29,700
                                                  26.5%      20.4%      19.6%
-----------------------------------------------------------------------------
Income (loss) from operations Apparel           $24,245    $13,739     $8,700
                              Investments          (456)        13        295
                              Corporate          (3,530)    (1,165)    (3,080)
                                             --------------------------------
                                                $20,259    $12,587     $5,915
---------------------------------------------================================
Interest expense              Apparel            $  321     $  495     $  599
                              Investments           868        723        514
                              Corporate           2,242      2,192        854
                                             --------------------------------
                                                 $3,431     $3,410     $1,967
---------------------------------------------================================
Interest income               Apparel              $231       $255       $ 16
                              Investments            47        152        227
                              Corporate             283        946        486
                                             --------------------------------
                                                   $561     $1,353       $729
---------------------------------------------================================
Income tax provision - net    Apparel            $5,990     $2,200     $2,453
                              Investments          (115)        44        286
                              Corporate             325        (73)    (1,839)
                                             --------------------------------
                                                 $6,200     $2,171       $900
---------------------------------------------================================
Identifiable assets           Apparel           $74,903    $85,021    $52,212
                              Investments        34,527     29,510     24,015
                              Corporate          35,507     18,121     27,367
                                             --------------------------------
                                               $144,937   $132,652   $103,594
---------------------------------------------================================
Capital expenditures          Apparel            $  204     $  177     $  843
  and long-term asset         Investments         8,502      9,042      8,093
  expenditures                Corporate              90          6          8
                                             --------------------------------
                                                 $8,796     $9,225     $8,944
---------------------------------------------================================
Depreciation and              Apparel            $1,549     $2,390     $4,091
  amortization                Investments         1,001        822        636
                              Corporate              69        196        241
                                             --------------------------------
                                                 $2,619     $3,408     $4,968
---------------------------------------------================================
Long-lived assets             United States     $20,808    $17,518    $20,970
  excluding long-term         Russia              3,285      3,218      2,766
  investments                 Europe              7,457      4,701      2,951
                                             --------------------------------
                                                $31,550    $25,437    $26,687
---------------------------------------------================================
Long-term investments         United States      $3,109     $3,381     $2,268
                              Russia                131        131        131
                              Europe                566      1,838      2,138
                                             --------------------------------
                                                 $3,806     $5,350     $4,537
---------------------------------------------================================

                                                                              SCHEDULE II

                            HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                        Balance at Charged to
                                        beginning   sales and              Other     Balance at
                                         of year    expenses  Deductions adjustments end of year
                                        ---------------------------------------------------------
Year Ended December 31, 1999
----------------------------
  Allowance for doubtful accounts         $  453     $   81     ($   99)   ($ 100)(1)   $  335
  Allowance for returns and adjustments    3,219      7,313      (5,543)     (250)(1)    4,739

Year Ended December 31, 2000
----------------------------
  Allowance for doubtful accounts         $  335     $   25     ($   95)   $  204(2)    $  469
  Allowance for returns and adjustments    4,739      8,129      (8,314)    2,019        6,573

Year Ended December 31, 2001
----------------------------
  Allowance for doubtful accounts         $  469   ( $   53)   ($   156)      -         $  260
  Allowance for returns and adjustments    6,573     11,140     (11,143)      -          6,570
-------------------------------------------------------------------------------------------------

  (1) Adjustment of reserve resulting from change in estimate for the Hosiery division, which was discontinued.
  (2)  Balance resulting from acquisition of Item-Eyes, Inc.

                                                                                            SCHEDULE III
                                                                                                  1 of 2a

                                          HAMPSHIRE GROUP, LIMITED
                                 REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                (in thousands)
                                              December 31, 2001
------------------------------------------------------------------------------------------------------------
                                                                                            Cost Capitalized
                                                                                               Subsequent
                                                                       Initial Cost          to Acquisition
                                                      -------  --------------------------- -----------------
                                                      Encum-                     Land and      Land/Building
Properties                                            brances   Land   Buildings Buildings     Improvements
------------------------------------------------------------------------------------------------------------
UNITED STATES
--------------------------------------------------
Residential/Commercial Blg - Charlottesville, VA
 (parking lot)                                        $3,159   $ 432    $  397    $  829          $10,187
Hidden Creek Development - Blanco, Texas                 407     999       -         999              586
Merrick Properties - Huntington, New York              1,775     620     1,500     2,120              616
PA Properties - Washington, D.C.                       2,110     764     1,687     2,451              190
Teall Properties - Syracuse, New York                  1,139     585     1,076     1,661               53
Manufacturing Plant - Spruce Pine, North Carolina        -        64     2,028     2,092              -
-------------------------------------------------------------------------------------------------------------
  Total United States Real Property                    8,590   3,464     6,688    10,152           11,632
-------------------------------------------------------------------------------------------------------------
ST. PETERSBURG, RUSSIA
--------------------------------------------------
Bolshaya Knonushennaya No. 15, Unit No. 2                -       -         152       152              195
Nevsky 64, Unit No. 43                                   -       -         330       330              246
Nevsky 43, Unit No. 1                                    -       -         255       255              275
Nevsky 11, Unit No. 6                                    -       -         182       182              150
Millionnaya 29, Unit No. 3                               -       -         210       210              183
Nevsky 23, Unit No. 4                                    -       -         155       155              152
Nevsky 11, Unit No. 7                                    -       -         182       182              150
Nevsky 23, Unit No. 20                                   -       -         203       203              228
Nevsky 64, Unit No. 39                                   -       -         130       130              100
Nevsky 11, Unit No. 8                                    -       -         160       160              145
Nevsky 13, Unit No. 4                                    -       -         101       101               98
Millonaya 11, Embankment, Unit No. 65                    -       -         175       175              119
Millonaya 29, Unit No. 5                                 -       -         200       200              170
Nevsky 64, Unit No. 42                                   -       -          60        60               74
Millionnaya 29, Penthouse                                -       -          60        60              335
Millionnaya 29, Unit No. 7                               -       -         200       200              184
Millionnaya 29, Unit No. 6                               -       -         153       153                7
Millionnaya 11, Embankment, Unit No. 62                  -       -          63        63               -
Kutuzova Embankment, Bldg. 30, Unit 41                   -       -         108       108               -
------------------------------------------------------------------------------------------------------------
  Total Russian Real Property                            -       -       3,079     3,079            2,811
  Real Property Write-Down                               -       -         -         -                 -
------------------------------------------------------------------------------------------------------------
  Net Russian Real Property                              -       -       3,079     3,079            2,811
------------------------------------------------------------------------------------------------------------


                                                                                              SCHEDULE III
                                                                                                    2 of 2b
------------------------------------------------------------------------------------------------------------
Real Property and Accumulated Depreciation (Continued)
------------------------------------------------------------------------------------------------------------
                                                                                            Cost Capitalized
                                                                                               Subsequent
                                                                       Initial Cost          to Acquisition
                                                      -------  --------------------------- -----------------
                                                      Encum-                     Land and      Land/Building
Properties                                            brances   Land   Buildings Buildings     Improvements
------------------------------------------------------------------------------------------------------------
BUCHAREST, ROMANIA
-----------------------------------------------
Jean Texier Street, No. 7, Unit No. 1                    -        -        174      174                -
Nicolae Balcescu Blvd. No. 5, Unit No. 32                -        -         47       47                -
Nicolae Balcescu Blvd. No. 5, Unit No. 35                -        -         88       88                -
Television Blvd. Unit No. 1                              -        -         73       73                23
Urban District 1, Str. Naum Rimniceanu nr.
  2-4, B1.5 Apt No. 7                                    -        -         32       32                 9
Urban District 1
  Calea Dorobantitor nr. 134-138, sc. A  Unit No. 4      -        -         26       26                16
------------------------------------------------------------------------------------------------------------
Impairment Reserve                                       -        -        -        -                  -
------------------------------------------------------------------------------------------------------------
  Total Romanian Real Property                           -        -        440      440                48
------------------------------------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
------------------------------------------------
Office Building, Slikova 55 Praha                        757      -        314      314               586
Office Building, Belgicka 14 Praha                       649      -        782      782               592
Office Building, Belgicka 16 Praha                     1,138      -        590      590             1,328
Office Building, Business Parc Vraz                      398      -        466      466               485
Office Building, Husinecka, Praha                        679      -      1,387    1,387                59
Office Building, Belgicka 20 Praha                       527      -        997      997                37
------------------------------------------------------------------------------------------------------------
  Total Czech Republic Real Property                   4,148      -      4,536    4,536             3,087
------------------------------------------------------------------------------------------------------------
                                                     $12,738   $3,464  $14,743  $18,207           $17,578
------------------------------------------------------------------------------------------------------------



                                                                                         SCHEDULE III
                                                                                              1 of 2a

                                          HAMPSHIRE GROUP, LIMITED
                                 REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                (in thousands)
                                              December 31, 2001
-------------------------------------------------------------------------------------------------------
                                                      Gross Amount at Which Carried
                                                          at the End of Period
                                                      ------------------------------
                                                              Building and                Accumulated
Properties                                             Land   Improvements    Total       Depreciation
------------------------------------------------------------------------------------    ----------------
UNITED STATES
--------------------------------------------------
Residential/Commercial Blg - Charlottesville, VA
 (parking lot)                                        $ 507      $10,509     $11,016        ($ 203)
Hidden Creek Development - Blanco, Texas               1,585         -         1,585           -
Merrick Properties - Huntington, New York                620       2,116       2,736          (288)
PA Properties - Washington, D.C.                         764       1,877       2,641          (404)
Teall Properties - Syracuse, New York                    585       1,129       1,714          (197)
Manufacturing Plant - Spruce Pine, North Carolina         64       2,028       2,092        (1,985)
---------------------------------------------------------------------------------------------------------
  Total United States Real Property                    4,125      17,659      21,784        (3,077)
---------------------------------------------------------------------------------------------------------
ST PETERSBURG, RUSSIA
--------------------------------------------------
Bolshaya Knonushennaya No. 15, Unit No. 2                -           347         347            (1)
Nevsky 64, Unit No. 43                                   -           576         576            (1)
Nevsky 43, Unit No. 1                                    -           530         530            (1)
Nevsky 11, Unit No. 6                                    -           332         332            (1)
Millionnaya 29, Unit No. 3                               -           393         393            (1)
Nevsky 23, Unit No. 4                                    -           307         307            (1)
Nevsky 11, Unit No. 7                                    -           332         332            (1)
Nevsky 23, Unit No. 20                                   -           431         431            (1)
Nevsky 64, Unit No. 39                                   -           230         230            (1)
Nevsky 11, Unit No. 8                                    -           305         305            (1)
Nevsky 13, Unit No. 4                                    -           199         199            -
Millonaya 11, Embankment, Unit No. 65                    -           294         294            (1)
Millonaya 29, Unit No. 5                                 -           370         370            (1)
Nevsky 64, Unit No. 42                                   -           134         134            -
Millionnaya 29, Penthouse                                -           395         395            (2)
Millionnaya 29, Unit No. 7                               -           384         384            (2)
Millionnaya 29, Unit No. 6                               -           160         160            (1)
Millionnaya 11, Embankment, Unit No. 62                  -            63          63            -
Kutuzova Embankment, Bldg. 30, Unit 41                   -           108         108            -
---------------------------------------------------------------------------------------------------------
  Total Russian Real Property                            -         5,890       5,890           (17)
  Real Property Write-Down                               -        (2,617)     (2,617)           -
---------------------------------------------------------------------------------------------------------
  Net Russian Real Property                              -         3,273       3,273           (17)
---------------------------------------------------------------------------------------------------------


                                                                                           SCHEDULE III
                                                                                                2 of 2b
--------------------------------------------------------------------------------------------------------
Real Property and Accumulated Depreciation (Continued)
--------------------------------------------------------------------------------------------------------
                                                      Gross Amount at Which Carried
                                                          at the End of Period
                                                      ------------------------------
                                                              Building and                Accumulated
Properties                                             Land   Improvements    Total       Depreciation
------------------------------------------------------------------------------------    ----------------
BUCHAREST, ROMANIA
-----------------------------------------------
Jean Texier Street, No. 7, Unit No. 1                    -            174        174             (1)
Nicolae Balcescu Blvd. No. 5, Unit No. 32                -             47         47             -
Nicolae Balcescu Blvd. No. 5, Unit No. 35                -             88         88             -
Television Blvd. Unit No. 1                              -             96         96             (1)
Urban District 1, Str. Naum Rimniceanu nr.
  2-4, B1.5 Apt No. 7                                    -             41         41             -
Urban District 1
  Calea Dorobantitor nr. 134-138, sc. A  Unit No. 4      -             42         42             -
---------------------------------------------------------------------------------------------------------
Impairment Reserve                                       -           (138)      (138)            -
---------------------------------------------------------------------------------------------------------
  Total Romanian Real Property                           -            350        350             (2)
---------------------------------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
------------------------------------------------
Office Building, Slikova 55 Praha                        -            900        900             -
Office Building, Belgicka 14 Praha                       -          1,374      1,374            (45)
Office Building, Belgicka 16 Praha                       -          1,918      1,918             -
Office Building, Business Parc Vraz                      -            951        951            (72)
Office Building, Husinecka, Praha                        -          1,446      1,446           (280)
Office Building, Belgicka 20 Praha                       -          1,034      1,034           (157)
---------------------------------------------------------------------------------------------------------
  Total Czech Republic Real Property                     -          7,623      7,623           (554)
---------------------------------------------------------------------------------------------------------
                                                      $4,125      $28,905    $33,030        ($3,650)
---------------------------------------------------------------------------------------------------------

                                                                SCHEDULE III
                                                                     2 of 2
                                                                 (continued)

                             HAMPSHIRE GROUP, LIMITED
                      REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                    (in thousands)
--------------------------------------------------------------------------------
Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

  Base Building            15 years and 39 years for new construction
  Improvement              Over remaining useful lives of the building

The aggregate cost for income tax purposes was approximately $33,030 at December 31, 2001.

The changes in total real property assets and accumulated depreciation for the period ending December 31, 2001 are as follows:

Total Real Property Assets               Accumulated Depreciation
--------------------------               ------------------------
Balance, beginning of period   $26,325   Balance, beginning of period  ($3,532)
Acquisitions                       201   Depreciation                   (1,016)
Additions and improvements       8,039   Property sale                      80
Property sale                     (450)  Write-off with impairment         663
Property impairment               (905)  Property donation                 155
                                                                        -------
Property donation                 (180)  Balance, end of period        ($3,650)
                               -------                                  =======
Balance, end of period         $33,030
                               =======

Quarterly Financial Data (unaudited)
(in thousands, except per share data)

                                                                                              Annual
In 2000 Quarter Ended                                 Apr. 1    Jul. 1   Sept. 30  Dec. 31    Total
-------------------------------------------------------------------------------------------------------
Net sales                                            $14,580   $12,832   $81,839   $87,631   $196,882
Gross profit                                           2,361     1,608    15,522    20,638     40,129
Operating income (loss)                               (2,843)       16     6,966     8,448     12,587
                                                     --------------------------------------------------
Income (loss) from continuing operations             ($1,961)    ($822)   $5,072    $5,856     $8,145
                                                     ==================================================
Net income (loss)                                    ($1,961)    ($822)   $5,072    $6,254     $8,543
                                                     ==================================================
Income (loss) from continuing operations - Basic      ($0.48)   ($0.20)    $1.18     $1.29      $1.91
                                                     ==================================================
                                         - Diluted    ($0.48)   ($0.20)    $1.16     $1.28      $1.88
                                                     ==================================================
Net income (loss) per common share       - Basic      ($0.48)   ($0.20)    $1.18     $1.38      $2.00
                                                     ==================================================
                                         - Diluted    ($0.48)   ($0.20)    $1.16     $1.36      $1.97
                                                     ==================================================
-------------------------------------------------------------------------------------------------------
                                                                                               Annual
In 2001 Quarter Ended                                Mar. 31   Jun. 30  Sept. 29   Dec. 31     Total
-------------------------------------------------------------------------------------------------------
Net sales                                            $37,434   $26,008  $101,617   $98,426   $263,485
Gross profit                                           7,262     4,907    25,371    32,287     69,827
Operating income (loss)                               (1,266)   (2,876)   11,865    12,536     20,259
                                                     ==================================================
Income (loss) from continuing operations             ($1,163)  ($2,114)  $ 6,505   $ 7,852    $11,080
                                                     ==================================================
Net income (loss)                                    ($1,163)  ($2,114)  $ 6,505   $ 7,852    $11,080
                                                     ==================================================

Net income (loss) per common share       - Basic      ($0.25)   ($0.45)    $1.39     $1.68      $2.38
                                                     ==================================================
                                         - Diltued    ($0.25)   ($0.45)    $1.39     $1.67      $2.37
                                                     ==================================================


                            HAMPSHIRE GROUP, LIMITED
                               2001 EXHIBIT INDEX

Exhibit No.                      Description
------------------------------------------------------------------------------

   21        Subsidiaries of the Company.

   23        Consent of Deloitte & Touche LLP.