Form 10-K/A
period 2001-12-31
HAMPSHIRE GROUP LTD
filed 2002-03-29
CIK 887150

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-K/A NO. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 1 or any amendment to this Form 10-K/A No. 1. [ ]

As of March 23, 2002, the Registrant had outstanding 4,663,476 shares of Common Stock.

As of March 23, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market, was approximately $23,023,000. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                    DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

    Explanation Note

The undersigned Registrant hereby amends, as and to the extent set forth below, the following items, financial statements, financial statements schedules, exhibits or other portions of its Annual Report of Form 10-K for the year ended December 31, 2001, filed pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934:

Page One

Page one of the Company's Form 10-K is being amended to include that as of March 23, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the closing sale's price of the Registrant's Common Stock as reported by the NASDAQ National Market, was approximately $22,023,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2002.


                                   HAMPSHIRE GROUP, LIMITED

                                   By: /s/ William W. Hodge
                                   -----------------------
                                   William W. Hodge
                                   Chief Financial Officer