Form 10-Q
period 2002-03-30
HAMPSHIRE GROUP LTD
filed 2002-05-09
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended March 30, 2002.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from  __________ to __________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                       Number of Shares Outstanding
        of Securities                                as of May 5, 2002
 -----------------------------                 ----------------------------
 Common Stock, $0.10 Par Value                           4,713,649

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page
------------------------------
Item 1-Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       March 30, 2002 and December 31, 2001                                  3

       Unaudited Condensed Consolidated Statements of Operations for the
       Three-Month Periods Ended March 30, 2002 and March 31, 2001           4

       Unaudited Condensed Consolidated Statements of Cash Flows for the
       Three-Month Periods Ended March 30, 2002 and March 31, 2001           5

       Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                             9

Item 3-Quantitative and Qualitative Disclosures About Market Risk           13


PART II - OTHER INFORMATION
---------------------------
Item 1-Legal Proceedings                                                    14

Item 4-Submission of Matters to a Vote of Security Holders                  14

Item 6-Exhibits and Reports on Form 8-K                                     14

Signature Page                                                              15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                March 30,     Dec. 31,
                                                  2002          2001*
                                                ----------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                     $ 25,686     $ 28,686
  Accounts receivable trade - net                 28,461       34,691
  Notes and other accounts receivable - net        1,026        1,429
  Inventories                                     18,980       26,739
  Other current assets                             5,617        5,623
                                                ---------------------
    Total current assets                          79,770       97,168

Property, plant and equipment - net                2,097        2,170
Real property investments - net                   29,949       29,380
Long-term investments - net                        3,924        3,806
Goodwill - net                                     8,020        8,020
Other assets                                       4,268        4,393
                                                ---------------------
    Total assets                                $128,028     $144,937
                                                =====================

LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt             $  3,045     $  7,721
  Accounts payable                                 1,970        5,418
  Accrued expenses and other liabilities           6,932       16,714
                                                ---------------------
    Total current liabilities                     11,947       29,853

Long-term debt                                    21,319       21,738
Deferred compensation                              2,242        2,117
                                                ---------------------
    Total liabilities                             35,508       53,708
                                                ---------------------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                         471          471
Additional paid-in capital                        31,288       31,229
Retained earnings                                 60,673       59,581
Accumulated other comprehensive gain                  89           76
Treasury stock                                        (1)        (128)
                                                ---------------------
    Total stockholders' equity                    92,520       91,229
                                                ---------------------
Total liabilities and stockholders' equity      $128,028     $144,937
                                                =====================

   *Derived from the December 31, 2001 audited consolidated balance sheet. (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                                 Three Month Periods Ended
                                                 -------------------------
                                                   March 30,    March 31,
                                                     2002          2001
                                                 -------------------------
Net sales                                          $ 42,859     $ 37,276
Cost of goods sold                                   30,476       29,493
                                                   ----------------------
  Gross profit                                       12,383        7,783
Rental revenue                                          730          562
                                                   ----------------------
                                                     13,113        8,345
Selling, general and
  administrative expenses                            10,907        9,573
Net investment transactions
  and impairment charges                                  3           38
                                                   ----------------------
Income (loss) from operations                         2,203       (1,266)
Other income (expense):
  Interest expense                                     (521)        (611)
  Interest income                                       141          246
  Other                                                  (2)         (77)
                                                   ----------------------
Income (loss) before income taxes                     1,821       (1,708)
Provisions (benefit) for income taxes                   725         (545)
                                                   ----------------------
Net income (loss)                                  $  1,096     $ (1,163)
                                                   ======================
Net income (loss) per share -  Basic               $   0.23     $  (0.25)
                                                   ======================
                               Diluted             $   0.23     $  (0.25)
                                                   ======================
Weighted average number of
  shares outstanding -         Basic                  4,695        4,642
                                                   ======================
                               Diluted                4,790        4,642
                                                   ======================

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                              Three Month Periods Ended
                                                              -------------------------
                                                                March 30,     March 31,
                                                                  2002          2001
                                                               -----------------------
Cash flows from operating activities:
  Net income (loss)                                              $ 1,096       $(1,163)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                  455           597
      Net deferred compensation costs and other                      121            24
      Net change in operating assets and liabilities:
        Receivables                                                6,631         8,204
        Inventories                                                7,759         3,928
        Other assets                                                  54           (46)
        Accounts payable                                          (3,448)       (3,271)
        Accrued expenses and other liabilities                    (9,782)       (4,652)
                                                                 ---------------------
      Net cash provided by operating activities                    2,886         3,621
                                                                 ---------------------
Cash flows from investing activities:
  Capital expenditures                                              (116)          (87)
  Proceeds from sale of real property and other investments          -             424
  Purchase of real property and other investments                   (921)       (1,801)
  Net proceeds from loans and advances to investees                   64           974
                                                                 ---------------------
      Net cash used in investing activities                         (973)         (490)
                                                                 ---------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                            92           -
  Repayment of long-term debt                                     (5,187)         (773)
  Proceeds from issuance of common stock                              59           196
  Proceeds from issuance of treasury stock                           123            60
  Purchases of treasury stock                                        -            (106)
                                                                 ---------------------
      Net cash used in financing activities                       (4,913)         (623)
                                                                 ---------------------
Net (decrease) increase in cash and cash equivalents              (3,000)        2,508
Cash and cash equivalents - beginning of period                   28,686        10,517
                                                                 ---------------------
Cash and cash equivalents - end of period                        $25,686      $ 13,025
                                                                 =====================
--------------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for:               Interest          $   368      $    844
                                               Income taxes        5,234         1,449

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

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year.

NOTE 2.  INVENTORIES
--------------------
A summary of inventories by component is as follows:

                                                  (in thousands)
                                              March 30,     Dec. 31,
                                                2002          2001
                                              ---------------------
Finished goods                                $ 17,564     $ 21,922
Work-in-progress                                   360        1,697
Raw materials and supplies                       1,319        3,774
                                              ---------------------
                                                19,243       27,393
Less - Excess of current cost
   over LIFO carrying value                       (263)        (654)
                                              ---------------------
Total                                         $ 18,980     $ 26,739
                                              =====================

NOTE 3.  COMPREHENSIVE INCOME
-----------------------------

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income, but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. At March 30, 2002 and March 31, 2001, the Company had one item, unrealized gain or loss on foreign currency translation, that remains a component of other comprehensive income as follows:

                                                  (in thousands)
                                             Three Month Periods Ended
                                             -------------------------
                                              March 30,     March 31,
                                                2002           2001
                                              ----------------------
Net income (loss)                             $  1,096      $ (1,163)
Foreign currency translation
   adjustment                                       13           (74)
                                              ----------------------
Comprehensive income (loss)                   $  1,109      $ (1,237)
                                              ======================

NOTE 4.  RECENT ACCOUNTING STANDARDS
------------------------------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. The Company will complete its assessment of goodwill no later than June 30, 2002. As of the date of adoption, the Company had unamortized goodwill of $8,020,000 and will no longer record amortization expense of goodwill. A reconciliation of the previously reported net income and earnings per share for the three-month period ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                 Net Loss     Basic EPS    Diluted EPS
                                 -------------------------------------
Reported                         $(1,163)       $(0.25)       $(0.25)
Add: amortization adjustment         136          0.03          0.03
                                 -----------------------------------
Adjusted                         $(1,027)       $(0.22)       $(0.22)
                                 ===================================

The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 had no effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 00-25, "Vendor Income Statement Characterization Paid to a Reseller of the Vendor's Products", on January 1, 2002. EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 00-25 requires reclassification of cooperative advertising expenses from Selling, General and Administrative

("SG&A") expense as a reduction from revenues. As a result, net sales, gross profit and SG&A expenses each decreased by $302,000 and $158,000 for the first three-month periods of 2002 and 2001, respectively, with no effect on net income.

NOTE 5.  INDUSTRY SEGMENTS DATA
-------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property.

                                                   (in thousands)
Industry Segments Data                        Three Month Periods Ended
----------------------                        -------------------------
                                               March 30,     March 31,
                                                  2002          2001
                                              -------------------------
Net sales                 Apparel               $42,859       $37,276
Rental revenue                                      730           562
                                                ---------------------
                                                $43,589       $37,838
                                                =====================
---------------------------------------------------------------------
Gross profit              Apparel               $12,383       $ 7,783
(as percent of net sales)                          28.9%         20.9%
---------------------------------------------------------------------
Income (loss) from        Apparel               $ 2,744       $  (772)
operations                Investments               203            53
                          Corporate                (744)         (547)
                                                ---------------------
                                                $ 2,203       $(1,266)
---------------------------------------------------------------------
Interest expense          Apparel               $    45       $    69
                          Investments               212           208
                          Corporate                 264           334
                                                ---------------------
                                                $   521       $   611
=====================================================================

                                               March 30,      Dec. 31,
                                                  2002          2001
                                               ----------------------
Total identifiable assets Apparel              $ 59,010      $ 74,903
                          Investments            35,002        34,527
                          Corporate              34,016        35,507
                                               ----------------------
                                               $128,028      $144,937
---------------------------------------------------------------------


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

SEASONALITY
-----------
The Company's apparel business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year. Accordingly, the Company historically experiences losses or minimal operating profits during the first and second quarters of the year.

RESULTS OF OPERATIONS
---------------------

Three-Month Periods Ended March 30, 2002 and March 31, 2001

Net Sales
---------
Net sales for the three-month period ended March 30, 2002 were $42,859,000, compared to $37,276,000 for the same period last year, an increase of $5,583,000 or 15.0%. Units shipped in the three-month period ended March 30, 2002 exceeded units shipped during the same period last year by approximately 27.3%. The increase primarily occurred with respect to women's cotton sweaters. A shift in product mix and discontinuing a product line resulted in a 9.7% decrease in the average sales price.

Gross Profit
------------
Gross profit for the three-month period ended March 30, 2002 was $12,383,000, compared to $7,783,000 for the same period last year, an increase of $4,600,000 or 59.1%. As a percentage of net sales, gross profit margins were 28.9% for the three-month period of 2002, compared with 20.9% for the same period last year. The increase in gross profit is attributed primarily to discontinuing a less profitable product line, an increase in unit volume of sweaters shipped and costs reductions.

Rental Revenue
--------------
Rental revenue from the Investment segment for the three-month period ended March 30, 2002 was $730,000, compared to $562,000 for the same period last year, an increase of $168,000 or 29.9%. The increase in revenues resulted primarily from the leasing of domestic property recently renovated.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company were $10,907,000 for the three-month period ended March 30, 2002, compared to $9,573,000 for the same period last year, an increase of $1,334,000 or 13.9%. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased sales volume in the three-month period of 2002. The three-month period of 2001 included $212,000 amortization of goodwill; with the adoption of SFAS 142 on January 1, 2002, there was no amortization in the current year.

SG&A expenses for the Investment segment were $524,000 for the three-month period ended March 30, 2002, compared to $471,000 for the same period last year, an increase of $53,000 or 11.3%. The increase resulted primarily from additional depreciation expense, which increased to $269,000 for the three-month period in 2002, compared to $201,000 for the same period in 2001.

Operating Income/Loss
---------------------
Operating income for the Company for the three-month period ended March 30, 2002, was $2,203,000, compared to an operating loss of $1,266,000 for the same period last year, an increase of $3,469,000. The increase resulted from the factors previously discussed.

Interest Expense
----------------
Interest expense for the three-month period ended March 30, 2002 was $521,000, compared to $611,000 for the same period last year, a decrease of $90,000 or 14.7%. The decrease primarily resulted from reduced loan amounts during the period ended March 30, 2002.

Interest Income
---------------
Interest income for the three-month period ended March 30, 2002 was $141,000, compared to $246,000 for the same period last year, a decrease of $105,000 or 42.7%. The decrease primarily resulted from lower interest rates on short term investments during the period ended March 30, 2002.

Income Taxes
------------
The Company's income tax provision for the three-month period ended March 30, 2002 was $725,000, compared to a tax benefit of $545,000 for the same period last year. The effective income tax rate increased to 39.8% for the three-month period ended March 30, 2002, compared to 31.9% for the same period last year, due to changes in composition of income among the consolidated entities. The Company currently anticipates an effective income tax rate of approximately 40% for the remainder of 2002.

Net Income/Loss
---------------
Net income for the three-month period ended March 30, 2002 was $1,096,000, or $0.23 per diluted share, compared to a net loss of $1,163,000, or $0.25 per diluted share, for the same period last year, an increase of $2,259,000.

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

At March 30, 2002 and March 31, 2001, the Company had cash and cash equivalents of $25,686,000 and $13,025,000, respectively.

Net cash provided by operating activities was $2,886,000 for the three-month period ended March 30, 2002, as compared to $3,621,000 provided for the same period last year. Net cash provided by operating activities during the three-month period of 2002 was provided primarily from net income of $1,096,000 and $1,214,000 from net changes in the working capital accounts. Net cash provided by operating activities during the three-month period of 2001 was provided primarily from $4,163,000 from net changes in the working capital accounts, offset by a net loss of $1,163,000.

Net cash used in investing activities was $973,000 for the three-month period ended March 30, 2002, as compared to net cash used in investing activities of $490,000 for the same period last year. During the three-month periods ended March 30, 2002 and March 31, 2001, the Company used $921,000 and $1,801,000, respectively, to purchase real property and make other investments. Additionally, during the three-month period of 2001, the Company collected $974,000 from loans and received $424,000 of proceeds from sale of real property and other investments.

Net cash used in financing activities was $4,913,000 for the three-month period ended March 30, 2002, as compared to net cash used by financing activities of $623,000, for the same period last year. During the three-month periods ended March 30, 2002 and March 31, 2001, the Company used $5,187,000 and $773,000, respectively, for the payment of long-term debt. Additionally during the three-month period of 2001, the Company purchased 14,200 shares of its Common Stock for $106,000.

The Company's Revolving Credit Facility, which matures on September 5, 2003, provides a secured credit facility up to $97.9 million in revolving line of credit and letters of credit. At March 30, 2002 no advances were outstanding under the line of credit and there were $25.4 million outstanding letters of credit. At March 30, 2002, based on a borrowing formula, the Company had availabile for borrowing approximately $11 million under the line of credit.

Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and its subsidiaries). The Company believes it was in compliance with the financial performance covenants and restrictions at March 30, 2002.

The Agreements restrict the sale of assets, payments by the Company of cash dividends to stockholders, the repurchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes Agreement also requires that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company believes it was in compliance with these provisions at March 30, 2002.

The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed certain indebtedness relating to the purchase of real property.

NEW ACCOUNTING STANDARDS
------------------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. The Company will complete its assessment of goodwill no later than June 30, 2002. As of the date of adoption, the Company had unamortized goodwill of $8,020,000 and will no longer record amortization expense of goodwill. A reconciliation of the previously reported net income and earnings per share for the three-month period ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                    Net Loss    Basic EPS   Diluted EPS
                                    -----------------------------------
Reported                            $(1,163)    $  (0.25)    $  (0.25)
Add: amortization adjustment            136         0.03         0.03
                                    ---------------------------------
Adjusted                            $(1,027)    $  (0.22)    $  (0.22)
                                    =================================

The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 had no effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 00-25, "Vendor Income Statement Characterization Paid to a Reseller of the Vendor's Products", on January 1, 2002. EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 00-25 requires reclassification of cooperative advertising expenses from Selling, General and Administrative ("SG&A") expense to a reduction from revenues. As a result, net sales, gross profit and SG&A expenses each decreased by $302,000 and $158,000 for the first three-month periods of 2002 and 2001, respectively, with no effect on net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the areas of changing interest rates and fluctuations of currency exchange rates. The Company is also exposed to market risk due to changes in costs for raw materials for the Company's products.

The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on March 30, 2002. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institutions, or at the option of the Company, a fixed rate based on LIBOR for a fixed term on the primary credit facility.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

With the exception of Hampshire Praha, the Company's 70% owned subsidiary, Hampshire Investments does not issue or own foreign indebtedness. Further, the foreign indebtedness of Hampshire Praha is not material to the Company's consolidated operations. Hampshire Investments either purchases foreign based assets with U.S. dollars or with foreign currency purchased with U.S. dollars, on or near the purchase date. Real property owned by Hampshire Investments and located outside the United States is leased for either U.S. dollars or other stable currencies. The primary foreign currency risk for Hampshire Investments is the impact of fluctuations that such currencies have on the businesses of the lessees of real property owned by Hampshire Investments.

PART II - OTHER INFORMATION
---------------------------

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

Item 4 - Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended March 30, 2002.

Item 5 - Other Information

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits
         --------
         The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and Part IV, Item (a)(3) therein.

     b)  Reports on Form 8-K filed during the quarter
         --------------------------------------------
         There were no reports filed on Form 8-K during the quarter ended March 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HAMPSHIRE GROUP, LIMITED
                                 (Registrant)


  Date May 9, 2002               /s/ Ludwig Kuttner
---------------------            --------------------------------------
                                 Ludwig Kuttner
                                 Chairman of the Board of Directors
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


  Date May 9, 2002               /s/ William W. Hodge
---------------------            ------------------------------------------
                                 William W. Hodge
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)