Form 10-Q
period 2002-06-29
HAMPSHIRE GROUP LTD
filed 2002-08-09
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 29, 2002.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                 Number of Shares Outstanding
           of Securities                          as of August 5, 2002
    ------------------------------           -----------------------------
    Common Stock, $0.10 Par Value                    4,715,902

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I  - FINANCIAL INFORMATION                                             Page
                                                                            ----
 Item 1 - Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of June 29,
          2002 and December 31, 2001                                          3

          Unaudited Condensed Consolidated Statements of Operations for
          the Six-Month and Three-Month Periods Ended June 29, 2002 and
          June 30, 2001                                                       4

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the Six-Month Periods Ended June 29, 2002 and June 30, 2001         5

          Notes to Unaudited Condensed Consolidated Financial Statements      6

 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk         14


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                  15

 Item 4 - Submission of Matters to a Vote of Security Holders                15

 Item 6 - Exhibits and Reports on Form 8-K                                   15

 Signature Page                                                              17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          June 29,    Dec. 31,
                                                            2002       2001*
                                                          -------     -------
ASSETS
------
Current assets:
  Cash and cash equivalents                               $ 26,887    $ 28,686
  Accounts receivable trade - net                           16,343      34,691
  Notes and other accounts receivable - net                  1,024       1,429
  Inventories                                               36,381      26,739
  Other current assets                                       7,228       5,623
                                                          --------------------
    Total current assets                                    87,863      97,168

Property, plant and equipment - net                          2,260       2,170
Real property investments - net                             31,549      29,380
Long-term investments - net                                  4,414       3,806
Goodwill                                                     8,020       8,020
Other assets                                                 3,998       4,393
                                                          --------------------
    Total assets                                          $138,104    $144,937
                                                          ====================
LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt                       $  2,995       7,721
  Accounts payable                                          11,298       5,418
  Accrued expenses and other liabilities                     6,339      16,714
                                                          --------------------
    Total current liabilities                               20,632      29,853

Long-term debt                                              22,758      21,738
Deferred compensation                                        2,223       2,117
                                                          --------------------
    Total liabilities                                       45,613      53,708
                                                          --------------------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                   472         471
Additional paid-in capital                                  31,330      31,229
Retained earnings                                           60,150      59,581
Accumulated other comprehensive gain                           540          76
Treasury stock                                                  (1)       (128)
                                                          --------------------
    Total stockholders' equity                              92,491      91,229
                                                          --------------------
    Total liabilities and stockholders' equity            $138,104    $144,937
                                                          ====================

*Derived from the December 31, 2001 audited consolidated balance sheet.

         (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                          Six-Month            Three-Month
                                        Periods Ended         Periods Ended
                                     -------------------   -------------------
                                     June 29,   June 30,   June 29,   June 30,
                                       2002       2001       2002       2001
                                     -------    -------    -------    -------
Net sales                            $74,395    $63,123    $31,536    $25,847
Cost of goods sold                    53,038     50,089     22,562     20,596
                                     ------------------    ------------------
  Gross profit                        21,357     13,034      8,974      5,251
Rental revenue                         1,479      1,148        749        586
                                     ------------------    ------------------
                                      22,836     14,182      9,723      5,837
Selling, general and
  administrative expenses             21,117     18,365     10,210      8,792
Net investments transactions
  and impairment charges                  12        (41)         9        (79)
                                     ------------------    ------------------
Income (loss) from operations          1,707     (4,142)      (496)    (2,876)
Other income (expense):
  Interest expense                      (978)    (1,239)      (457)      (628)
  Interest income                        312        393        171        147
  Other                                 (128)       (14)      (126)        63
                                     ------------------    ------------------
Income (loss) before income taxes        913     (5,002)      (908)    (3,294)
Provision (benefit) for income taxes     340     (1,725)      (385)    (1,180)
                                     ------------------    ------------------
Net income (loss)                    $   573   $ (3,277)   $  (523)   $(2,114)
                                     ==================    ==================

Net income (loss) per share - Basic    $0.12     $(0.70)    $(0.11)    $(0.45)
                                       ================     =================
                              Diluted  $0.12     $(0.70)    $(0.11)    $(0.45)
                                       ================     =================
Weighted average number of
  shares outstanding        - Basic    4,705      4,654      4,714      4,665
                                       ================     =================
                              Diluted  4,819      4,654      4,714      4,665
                                       ================     =================

         (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                        Six-Month Periods Ended
                                                        -----------------------
                                                           June 29,   June 30,
                                                             2002       2001
                                                           -------    -------
Cash flows from operating activities:
  Net income (loss)                                        $   573    $(3,277)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                              970      1,189
    Loss on disposal of property                               108        -
    Net deferred compensation costs and other                  281         49
    Net impairment and other investments activity               12        (41)
    Net change in operating assets and liabilities:
      Receivables                                           18,748     17,045
      Inventories                                           (9,642)   (23,987)
      Other assets                                          (1,510)       461
      Accounts payable                                       5,880     (4,449)
      Accrued expenses and other liabilities               (10,375)    (6,427)
                                                           ------------------
    Net cash provided by (used in) operating activities      5,045    (19,437)
                                                           ------------------
Cash flows from investing activities:
  Capital expenditures                                        (470)      (115)
  Proceeds from sale of real property and other investments    -          495
  Purchase of real property and other investments           (2,048)    (4,121)
  Net proceeds from loans and advances to investees            130      1,291
                                                           ------------------

    Net cash used in investing activities                   (2,388)    (2,450)
                                                           ------------------
Cash flows from financing activities:
  Net borrowings under line of credit                          -       11,880
  Proceeds from issuance of long-term debt                     697      1,164
  Repayment of long-term debt                               (5,378)    (1,347)
  Proceeds from issuance of common stock                       102        196
  Proceeds from issuance of treasury stock                     123         65
  Purchases of treasury stock                                  -         (106)
                                                           ------------------
      Net cash provided by (used in) financing activities   (4,456)    11,852
                                                           ------------------
Net decrease in cash and cash equivalents                   (1,799)   (10,035)
Cash and cash equivalents - beginning of period             28,686     10,517
                                                           ------------------
Cash and cash equivalents - end of period                  $26,887    $   482
                                                           ==================
-----------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for:     Interest               $  541     $1,093
                                     Income taxes            6,620      2,084

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

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year.

NOTE 2.  INVENTORIES
--------------------

A summary of inventories by component is as follows:

                                                         (in thousands)
                                                      June 29,   Dec. 31,
                                                        2002       2001
                                                     --------    --------
Finished goods                                        $31,438    $21,922
Work-in-progress                                        1,155      1,697
Raw materials and supplies                              3,884      3,774
                                                      ------------------
                                                       36,477     27,393
  Less - Excess of current cost
    over LIFO carrying value                              (96)      (654)
                                                      ------------------
  Total                                               $36,381    $26,739
                                                      ==================

NOTE 3.  COMPREHENSIVE INCOME
-----------------------------

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income, but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. At June 29, 2002 and June 30, 2001, the Company had one item, unrealized gain or loss on foreign currency translation, that remains a component of other comprehensive income (loss) as set forth on the following page:

                                                      (in thousands)
                                              Six-Month         Three-Month
                                            Periods Ended      Periods Ended
                                          ------------------ ------------------
                                          June 29,  June 30, June 29,  June 30,
                                            2002      2001     2002     2001
                                          -------   -------  -------   -------
Net income (loss)                          $  573   $(3,277)  $(523)   $(2,114)
  Foreign currency translation
    adjustment                                464      (101)    451        (27)
                                           ----------------   ----------------
Comprehensive income (loss)                $1,037   $(3,378)  $ (72)   $(2,141)
                                           ================   ================

NOTE 4.  RECENT ACCOUNTING STANDARDS
------------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000 and will no longer record amortization expense of goodwill. A reconciliation of the previously reported net loss and loss per share for the six-month and three-month periods ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:
                                       (in thousands, except for per share data)
                                         Net Loss    Basic EPS    Diluted EPS
Six-month period ended June 30, 2001     --------    ---------    -----------
------------------------------------
As previously reported                    $(3,277)     $(0.70)      $(0.70)
Add: amortization adjustment                  278        0.06         0.06
                                          -------      ------       ------
     Adjusted                             $(2,999)     $(0.64)      $(0.64)
                                          =======      ======       ======
Three-month period ended June 30, 2001
--------------------------------------
As previously reported                    $(2,114)     $(0.45)      $(0.45)
Add: amortization adjustment                  142        0.03         0.03
                                          -------      ------       ------
     Adjusted                             $(1,972)     $(0.42)      $(0.42)
                                          =======      ======       ======

During the second quarter of 2002, the Company completed its testing of goodwill for impairment in accordance with SFAS 142 and determined that there was no impairment. In accordance with SFAS 142, goodwill will be tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company anticipates performing the annual impairment test during the fourth quarter of each year.

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

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 requires reclassification of cooperative advertising expenses from Selling, General and Administrative ("SG&A") expense as a reduction from revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and SG&A expenses each decreased by $574,000 and $319,000 for the six-month periods of 2002 and 2001, and decreased by $272,000 and $161,000 for the three-month periods of 2002 and 2001, respectively, with no effect on net income.

NOTE 5.  INDUSTRY SEGMENTS DATA
-------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, whose principal products are women's and men's sweaters and women's related separates. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property. Costs associated with the Company's rental activities are included in selling, general, and administrative expenses and amounted to $1,175,000 and $920,000 for the six-month periods ended June 29, 2002 and June 30, 2001, respectively, and $651,000 and $449,000 for the three-month periods then ended, respectively.

                                                (in thousands)
Industry Segments Data                 Six-Month              Three-Month
                                     Periods Ended           Periods Ended
                                  ------------------      ------------------
                                  June 29,   June 30,     June 29,   June 30,
                                   2002        2001         2002      2001
                                  -------    -------      -------    -------
Net sales           Apparel       $74,395    $63,123      $31,536    $25,847
Rental revenue      Investments     1,479      1,148          749        586
                                  -------    -------      -------    -------
                                  $75,874    $64,271      $32,285    $26,433
----------------------------------------------------------------------------
Gross profit        Apparel       $21,357    $13,034       $8,974     $5,251
 (as percent of net sales)           28.7%      20.6%        28.5%      20.3%
----------------------------------------------------------------------------
Income (loss) from  Apparel        $2,524    $(3,218)       $(220)   $(2,446)
  operations        Investments       292        269           89        216
                    Corporate      (1,109)    (1,193)        (365)      (646)
                                  -------    -------      -------    -------
                                   $1,707    $(4,142)       $(496)   $(2,876)
----------------------------------------------------------------------------
Interest expense    Apparel          $ 49     $  128         $  4       $ 59
                    Investments       394        410          182        202
                    Corporate         535        701          271        367
                                  -------    -------      -------    -------
                                     $978     $1,239         $457       $628
----------------------------------------------------------------------------
                                  June 29,   Dec. 31,
                                    2002       2001
                                 --------   --------
Total identifiable  Apparel      $ 65,066   $ 74,903
  assets            Investments    37,427     34,527
                    Corporate      35,611     35,507
                                 --------   --------
                                 $138,104   $144,937
                                 ========   ========

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

RESULTS OF OPERATIONS
---------------------
Six-month Periods Ended June 29, 2002 and June 30, 2001
-------------------------------------------------------
Net Sales
---------
Net sales for the six-month period ended June 29, 2002 were $74,395,000, compared to $63,123,000 for the same period last year, an increase of $11,272,000 or 17.9%. Units shipped in the six-month period ended June 29, 2002 exceeded units shipped during the same period last year by approximately 22.6%. The increase was primarily due to an increase in sales of women's cotton sweaters. A shift in product mix and the discontinuation of a product line resulted in a 3.9% decrease in the average sales price.

Gross Profit
------------
Gross profit for the six-month period ended June 29, 2002 was $21,357,000, compared to $13,034,000 for the same period last year, an increase of $8,323,000 or 63.9%. As a percentage of net sales, gross profit margins were 28.7% for the six-month period of 2002, compared with 20.6% for the same period last year. The increase in gross profit is attributed primarily to discontinuation of a less profitable product line, an increase in unit volume of sweaters shipped and cost reductions.

Rental Revenue
--------------
Rental revenue from the Investments segment for the six-month period ended June 29, 2002 was $1,479,000, compared to $1,148,000 for the same period last year, an increase of $331,000 or 28.8%. The increase in revenues resulted primarily from leasing recently renovated domestic rental property.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company were $21,117,000 for the six-month period ended June 29, 2002, compared to $18,365,000 for the same period last year, an increase of $2,752,000 or 15.0%. SG&A expenses for the Apparel segment were $18,658,000 for the six-month period ended June 29, 2002, compared to $16,252,000 for the same period last year, an increase of $2,406,000 or 14.8%. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased sales volume in the six-month period ended June 29, 2002. The six-month period ended June 30, 2001 included $423,000 amortization of goodwill; the six-month period ended June 29, 2002 did not include any amortization of goodwill as a result of the adoption of SFAS 142 on January 1, 2002, there was no amortization in the current year. SG&A expenses for the Investments segment were $1,175,000 for the six-month period ended June 29, 2002, compared to $920,000 for the same period last year, an increase of $255,000 or 27.7%. The increase resulted primarily from additional depreciation expense, which increased to $591,000 for the six-month period in 2002, compared to $398,000 for the same period in 2001.

Operating Income/Loss
---------------------
Operating income for the Company for the six-month period ended June 29, 2002 was $1,707,000, compared to an operating loss of $4,142,000 for the same period last year, an increase of $5,849,000. This increase resulted primarily from the increased sales, elimination of the less profitable line and the cost reductions.

Interest Expense
----------------
Interest expense for the six-month period ended June 29, 2002 was $978,000, compared to $1,239,000 for the same period last year, a decrease of $261,000 or 21.1%. The decrease primarily resulted from reduced borrowings outstanding during the period ended June 29, 2002.

Interest Income
---------------
Interest income for the six-month period ended June 29, 2002 was $312,000, compared to $393,000 for the same period last year, a decrease of $81,000 or 20.6%. The decrease primarily resulted from lower interest rates on short term investments during the period ended June 29, 2002.

Income Taxes
------------
The Company's income tax provision for the six-month period ended June 29, 2002 was $340,000, compared to a tax benefit of $1,725,000 for the same period last year. The effective income tax rate increased to 37.2% for the six-month period ended June 29, 2002, compared to 34.5% for the same period last year, due to changes in composition of income among the Company's consolidated entities.

Net Income/Loss
---------------
Net income for the six-month period ended June 29, 2002 was $573,000, or $0.12 per diluted share, compared to a net loss of $3,277,000, or $0.70 per diluted share, for the same period last year, an increase of $3,850,000. This increase resulted from the factors previously discussed.

Three-Month Periods Ended June 29, 2002 and June 30, 2001
---------------------------------------------------------
Net Sales
---------
Net sales for the three-month period ended June 29, 2002 were $31,536,000, compared to $25,847,000 for the same period last year, an increase of $5,689,000 or 22.0%. Units shipped in the three-month period ended June 29, 2002 exceeded units shipped during the same period last year by approximately 16.8%. The increase was primarily due to an increase in sales of women's cotton sweaters. A shift in product mix resulted in a 4.4% increase in the average sales price.

Gross Profit
------------
Gross profit for the three-month period ended June 29, 2002 was $8,974,000, compared to $5,251,000 for the same period last year, an increase of $3,723,000 or 70.9%. As a percentage of net sales, gross profit margins were 28.5% for the three-month period of 2002, compared with 20.3% for the same period last year.

The increase in gross profit is attributed primarily to an increase in unit volume of sweaters shipped and cost reductions.

Rental Revenue
--------------
Rental revenue from the Investments segment for the three-month period ended June 29, 2002 was $749,000, compared to $586,000 for the same period last year, an increase of $163,000 or 27.8%. The increase in revenues resulted primarily from leasing recently renovated domestic rental property.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses for the Company were $10,210,000 for the three-month period ended June 29, 2002, compared to $8,792,000 for the same period last year, an increase of $1,418,000 or 16.1%. SG&A expenses for the Apparel segment were $10,210,000 for the six-month period ended June 29, 2002, compared to $8,792,000 for the same period last year, an increase of $1,410,000 or 18.3%. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased sales volume in the three-month period of 2002. The three-month period ended June 30, 2001 included $211,000 amortization of goodwill; with the adoption of SFAS 142 on January 1, 2002, the three-month period ended June 29, 2002 did not include any amortization of goodwill as a result of the adoption of SFAS 142 on January 1, 2002. SG&A expenses for the Investments segment were $651,000 for the three-month period ended June 29, 2002, compared to $449,000 for the same period last year, an increase of $202,000 or 45.0%. The increase resulted primarily from additional depreciation expense, which increased to $322,000 for the three-month period in 2002, compared to $197,000 for the same period in 2001.

Operating Loss
--------------
Operating loss for the Company for the three-month period ended June 29, 2002 was $496,000, compared to an operating loss of $2,876,000 for the same period last year, a decrease of $2,380,000. The improvement resulted primarily from the increased sales and the cost reductions.

Interest Expense
----------------
Interest expense for the three-month period ended June 29, 2002 was $457,000, compared to $628,000 for the same period last year, a decrease of $171,000 or 27.2%. The decrease primarily resulted from reduced borrowings outstanding during the period ended June 29, 2002.

Interest Income
---------------
Interest income for the three-month period ended June 29, 2002 was $171,000, compared to $147,000 for the same period last year, an increase of $24,000 or 16.3%. The increase primarily resulted from increased amounts of short term investments during the period ended June 29, 2002, partially offset by lower interest rates.

Income Taxes
------------
The Company's income tax benefit for the three-month period ended June 29, 2002 was $385,000, compared to a tax benefit of $1,180,000 for the same period last year. The effective income tax rate increased to 42.4% for the three-month period ended June 29, 2002, compared to 35.8% for the same period last year, due to changes in composition of income among the Company's consolidated entities.

Net Loss
--------
Net loss for the three-month period ended June 29, 2002 was $523,000, or $0.11 per diluted share, compared to a net loss of $2,114,000, or $0.45 per diluted share, for the same period last year, a decrease of $1,591,000. The improvement resulted from the factors previously discussed.

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

At June 29, 2002 the Company had cash and cash equivalents of $26,887,000.

Net cash provided by operating activities was $5,045,000 for the six-month period ended June 29, 2002, as compared to $19,437,000 used in the same period last year. Net cash provided by operating activities during the six-month period ended June 29, 2002 resulted primarily from net income of $573,000 and from net changes in the working capital accounts of $3,101,000. Net cash used in operating activities during the six-month period ended June 30, 2001 resulted from $17,357,000 of net changes in the working capital accounts and a net loss of $3,277,000. The difference in the net changes in working capital accounts were primarily the result of a continuing shift from manufacturing inventory from raw material to purchasing inventory as a finished product and acquiring the inventory closer to the date of shipment.

Net cash used in investing activities was $2,388,000 for the six-month period ended June 29, 2002, as compared to net cash used in investing activities of $2,450,000 for the same period last year. During the six-month periods ended June 29, 2002 and June 30, 2001, the Company used $2,048,000 and $4,121,000, respectively, to purchase real property and make other investments. Additionally, during the six-month period ended June 30, 2001, the Company received payments of $1,291,000 against notes receivable and received $495,000 of proceeds from the sale of Hampshire Investment assets.

Net cash used in financing activities was $4,456,000 for the six-month period ended June 29, 2002, as compared to net cash provided by financing activities of $11,852,000 for the same period last year. During the six-month periods ended June 29, 2002 and June 30, 2001, the Company used $5,378,000 and $1,347,000, respectively, for the re-payment of long-term debt. Additionally during the six-month period ended June 30, 2001, the Company had net borrowings under lines of credit of $11,880,000.

The Company's Revolving Credit Facility, which matures on September 5, 2003, provides a secured credit facility up to $97.9 million in revolving line of credit borrowings and letters of credit. At June 29, 2002, no advances were outstanding under the line of credit and there were $39.2 million outstanding letters of credit. At June 29, 2002, based on a borrowing formula, the Company had availabile for borrowing approximately $11.3 million under the Revolving Credit Facility.

Both the Revolving Credit Facility and the Senior Notes Agreement (the "Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company and the Restricted Subsidiaries, including advances to the Company's Non-Restricted Subsidiary (defined as Hampshire Investments, Limited and its subsidiaries). The Company was in compliance with all financial performance covenants and restrictions at June 29, 2002.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Agreements. Certain real property serve as collateral to mortgages in the Company's Non-Restricted Subsidiary. The Agreements restrict the sale of assets, payments by the Company of cash dividends to stockholders, the repurchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes Agreement also requires that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at June 29, 2002.

The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed certain indebtedness of the Non-Restricted Subsidiary, for which he is paid a fee on the same.

NEW ACCOUNTING STANDARDS
------------------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000 and will no longer record amortization expense of goodwill. A reconciliation of the previously reported net loss and loss per share for the six-month and three-month periods ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:
                                      (in thousands, except for per share data)
                                          Net Loss   Basic EPS   Diluted EPS
Six-month period ended June 30, 2001      --------   ---------   -----------
------------------------------------
As previously reported                    $(3,277)     $(0.70)     $(0.70)
Add: amortization adjustment                  278        0.06        0.06
                                          -------      ------      ------
     Adjusted                             $(2,999)     $(0.64)     $(0.64)
                                          =======      ======      ======

Three-month period ended June 30, 2001
--------------------------------------
As previously reported                    $(2,114)     $(0.45)     $(0.45)
Add: amortization adjustment                  142        0.03        0.03
                                          -------      ------      ------
     Adjusted                             $(1,972)     $(0.42)     $(0.42)
                                          =======      ======      ======

During the second quarter of 2002, the Company completed its testing of goodwill for impairment in accordance with SFAS 142 and determined that there was no impairment. In accordance with SFAS 142, goodwill will be tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company anticipates performing the annual impairment test during the fourth quarter of each year.

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

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 requires reclassification of cooperative advertising expenses from Selling, General and Administrative ("SG&A") expense as a reduction from revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and SG&A expenses each decreased by $574,000 and $319,000 for the six-month periods of 2002 and 2001, and decreased by $272,000 and $161,000 for the three-month periods of 2002 and 2001, respectively, with no effect on net income.

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

The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on June 29, 2002. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institutions, or at the option of the Company, a fixed rate based on LIBOR for a fixed term on the Revolving Credit Facility.

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

Item 4-Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders was held on May 16, 2002.
      (b) All director nominees were elected.
      (c) The proposals submitted to the vote of stockholders and the results of the votes were as follows:
                                                                    Broker
Election of Directors        For     Against  Withheld  Abstained  Non-Votes
---------------------     ---------  -------  --------  ---------  ---------
Ludwig Kuttner            4,385,531    7,050      -       10,300       -
Michael Jackson           4,392,581      -        -       10,300       -
Dr. Joel Goldberg         4,392,581      -        -       10,300       -
Harvey L. Sperry          4,392,531       50      -       10,300       -
Eugene Warsaw             4,322,152   70,429      -       10,300       -
Peter W. Woodworth        4,329,202   63,379      -       10,300       -

Ratification of the
  appointment of Deloitte
  & Touche LLP as the
  Company's independent
  accountants             4,335,502   65,879      -        1,500       -

Item 5-Other Information

       Not applicable.

Item 6-Exhibits and Reports on Form 8-K

       a)  Exhibits
           The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and Part IV, Item (a)(3) therein.

           Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

           Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

       b)  Reports on Form 8-K filed during the quarter
           There were no reports filed on Form 8-K during the quarter ended June 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HAMPSHIRE GROUP, LIMITED
                                    (Registrant)


Date   August 9, 2002               /s/ Ludwig Kuttner
                                    --------------------------------
                                    Ludwig Kuttner
                                    Chairman of the Board of Directors
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date   August 9, 2002               /s/ William W. Hodge
                                    --------------------------------
                                    William W. Hodge
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)