Form 10-Q
period 2002-09-28
HAMPSHIRE GROUP LTD
filed 2002-11-12
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended September 28, 2002.
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from  _______ to _______.


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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark whether the registrant is an accelerated filer (as
 defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No  [X]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class              Number of Shares Outstanding
           of Securities                      as of November 5, 2002
    -----------------------------         ----------------------------
    Common Stock, $0.10 Par Value                   4,717,219

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                           Page
                                                                        ------
  Item 1-Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of
         September 28, 2002, September 29, 2001 and December 31, 2001       3

         Unaudited Condensed Consolidated Statements of Operations
         for the Nine-Month and Three-Month Periods Ended
         September 28, 2002 and September 29, 2001                          4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine-Month Periods Ended September 28, 2002 and
         September 29, 2001                                                 5

         Notes to Unaudited Condensed Consolidated Financial Statements     6

  Item 2-Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

  Item 3-Quantitative and Qualitative Disclosures About Market Risk        15

  Item 4-Controls and Procedures                                           16

PART II - OTHER INFORMATION

  Item 1-Legal Proceedings                                                 17

  Item 6-Exhibits and Reports on Form 8-K                                  17

  Signatures                                                               18

  Certifications:

      Pursuant to Section 302 of the Sarbanes-Oxley Act                    19

      Pursuant to Section 906 of the Sarbanes-Oxley Act                    21

                         PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                            Sept. 28,    Sept. 29,    Dec. 31,
                                               2002        2001         2001*
                                            --------     --------     --------
ASSETS
------
Current assets:
  Cash and cash equivalents                 $    877     $    650     $ 28,686
  Accounts receivable trade-net               80,579       74,286       34,691
  Notes and other accounts receivable-net      1,038        1,386        1,429
  Inventories                                 54,343       59,677       26,739
  Other current assets                         5,697        4,156        5,623
                                            --------     --------     --------
    Total current assets                     142,534      140,155       97,168

Property, plant and equipment-net              2,232        2,324        2,170
Real property investments-net                 31,250       28,418       29,380
Long-term investments-net                      4,537        4,781        3,806
Goodwill                                       8,020        9,056        8,020
Other assets                                   3,731        4,821        4,393
                                            --------     --------     --------
    Total assets                            $192,304     $189,555     $144,937
                                            ========     ========     ========

LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt         $  2,995     $  6,721     $  7,721
  Borrowings under line of credit             34,431       55,729          -
  Accounts payable                            13,516        8,556        5,418
  Accrued expenses and other liabilities      16,659       10,508       16,714
                                            --------     --------     --------
    Total current liabilities                 67,601       81,514       29,853

Long-term debt                                21,032       21,932       21,738
Subordinated notes payable                       -          1,150          -
Deferred compensation                          2,209        1,938        2,117
                                            --------     --------     --------
    Total liabilities                         90,842      106,534       53,708
                                            --------     --------     --------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                     472          467          471
Additional paid-in capital                    31,350       30,940       31,229
Retained earnings                             69,183       51,709       59,581
Accumulated other comprehensive gain (loss)      458          (88)          76
Treasury stock                                    (1)          (7)        (128)
                                            --------     --------     --------
    Total stockholders' equity               101,462       83,021       91,229
                                            --------     --------     --------
    Total liabilities and stockholders'     $192,304     $189,555     $144,937
      equity                                ========     ========     ========

     *Derived from the December 31, 2001 audited consolidated balance sheet.
        (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                    Nine-Month               Three-Month
                                   Periods Ended            Periods Ended
                                -------------------      -------------------
                                Sept. 28,  Sept. 29,     Sept. 28,  Sept. 29,
                                  2002       2001          2002       2001
                                --------   --------      --------   --------
Net sales                       $183,529   $163,574      $109,134   $100,451
Cost of goods sold               132,082    125,419        79,044     75,330
                                --------   --------      --------   --------
  Gross profit                    51,447     38,155        30,090     25,121
Rental revenue                     2,298      1,778           819        630
                                --------   --------      --------   --------
                                  53,745     39,933        30,909     25,751
Selling, general and
  administrative expenses         36,989     32,244        15,872     13,879
Net investments transactions
  and impairment charges             (42)       (34)          (54)         7
                                --------   --------      --------   --------
Income from operations            16,798      7,723        15,091     11,865
Other income (expense):
  Interest expense                (1,495)    (2,524)         (517)    (1,285)
  Interest income                    373        612            61        219
  Other                             (270)      (283)         (142)      (269)
                                --------   --------      --------   --------
Income before income taxes        15,406      5,528        14,493     10,530
Provision for income taxes         5,800      2,300         5,460      4,025
                                --------   --------      --------   --------
Net income                      $  9,606   $  3,228      $  9,033   $  6,505
                                ========   ========      ========   ========

Net income per share - Basic       $2.04      $0.69         $1.92      $1.39
                                   =====      =====         =====      =====
                       Diluted     $1.99      $0.69         $1.86      $1.39
                                   =====      =====         =====      =====
Weighted average number of
  shares outstanding - Basic       4,709      4,645         4,716      4,666
                                   =====      =====         =====      =====
                       Diluted     4,833      4,670         4,855      4,684
                                   =====      =====         =====      =====

         (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                Nine-Month
                                                              Periods Ended
                                                           -------------------
                                                           Sept. 28,  Sept. 29,
                                                             2002       2001
                                                           ---------  -------
Cash flows from operating activities:
  Net income                                                 $ 9,606  $ 3,228
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                            1,483    1,917
      Provision for bad debts and uncollectible notes            195    1,394
      Loss on disposal of property                               109        2
      Net deferred compensation costs and other                  423      269
      Net impairment and other investments activity              (42)     (34)
      Net change in operating assets and liabilities:
        Receivables                                          (45,707) (40,291)
        Inventories                                          (27,604) (26,455)
        Other assets                                              69      719
        Accounts payable                                       8,098   (2,592)
        Accrued expenses and other liabilities                   (55)     469
                                                             -------  -------
      Net cash used in operating activities                  (53,425) (61,374)
                                                             -------  -------
Cash flows from investing activities:
  Capital expenditures                                          (640)    (248)
  Proceeds from sale of real property and other investments      211      880
  Purchase of real property and other investments             (2,650)  (6,634)
  Net proceeds from loans and advances to investees              203    1,878
                                                             -------  -------
      Net cash used in investing activities                   (2,876)  (4,124)
                                                             -------  -------
Cash flows from financing activities:
  Net borrowings under line of credit                         34,431   55,729
  Proceeds from issuance of long-term debt                       697    2,181
  Repayment of long-term debt                                 (6,881)  (2,445)
  Proceeds from issuance of common stock                         122      206
  Proceeds from issuance of treasury stock                       123       66
  Purchases of treasury stock                                    -       (106)
                                                             -------  -------
      Net cash provided by financing activities               28,492   55,631
                                                             -------  -------
Net decrease in cash and cash equivalents                    (27,809)  (9,867)
Cash and cash equivalents - beginning of period               28,686   10,517
                                                             -------  -------
Cash and cash equivalents - end of period                    $   877  $   650
                                                             =======  =======
-----------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for:          Interest           $ 1,216  $ 2,532
                                          Income taxes         7,311    2,142

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

NOTE 2.  INVENTORIES
--------------------
A summary of inventories by component is as follows:
                                                        (in thousands)
                                              Sept. 28,   Sept. 29,   Dec. 31,
                                                 2002       2001        2001
                                              --------    --------    --------
Finished goods                                 $52,710     $55,874     $21,922
Work-in-progress                                   392       2,000       1,697
Raw materials and supplies                       1,337       2,732       3,774
                                               -------     -------     -------
                                                54,439      60,606      27,393
  Less - Excess of current cost
    over LIFO carrying value                       (96)       (929)       (654)
                                               -------     -------     -------
  Total                                        $54,343     $59,677     $26,739
                                               =======     =======     =======

NOTE 3.  COMPREHENSIVE INCOME
-----------------------------
Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income, but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. At September 28, 2002 and September 29, 2001, the Company had one item, unrealized gain or loss on foreign currency translation, that remains a component of other comprehensive income as set forth on the following page:

                                                 (in thousands)
                                        Nine-Month            Three-Month
                                      Periods Ended           Periods Ended
                                   --------------------    --------------------
                                   Sept. 28,   Sept. 29,   Sept. 28,   Sept. 29,
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
Net income                          $9,606      $3,228      $9,033      $6,505
Foreign currency translation
  adjustment                           382         (13)        (82)         88
                                    ------      ------      ------      ------
Comprehensive income                $9,988      $3,215      $8,951      $6,593
                                    ======      ======      ======      ======

NOTE 4.  RECENT ACCOUNTING STANDARDS
------------------------------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000. A reconciliation of the previously reported net income and income per share for the nine-month and three-month periods ended September 29, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                         (in thousands, except per share data)
Nine-month period ended Sept. 29, 2001   Net Income    Basic EPS   Diluted EPS
--------------------------------------   ----------    ---------   -----------
As previously reported                     $3,228        $0.69        $0.69
Add: amortization adjustment                  371         0.08         0.08
                                           ------        -----        -----
  Adjusted                                 $3,599        $0.77        $0.77
                                           ======        =====        =====

Three-month period ended Sept. 29, 2001  Net Income    Basic EPS   Diluted EPS
---------------------------------------  ----------    ---------   -----------
As previously reported                     $6,505        $1.39        $1.39
Add: amortization adjustment                   94         0.02         0.02
                                           ------        -----        -----
  Adjusted                                 $6,599        $1.41        $1.41
                                           ======        =====        =====

During the second quarter of 2002, the Company completed its initial assessment of goodwill for impairment in accordance with SFAS 142 and determined that there was no impairment. In accordance with SFAS 142, goodwill will be tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company anticipates performing the annual impairment test during the fourth quarter of each year.

The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 had no material effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 requires reclassification of cooperative advertising expenses from Selling, General and Administrative ("SG&A") expense as a reduction from revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and SG&A expenses each decreased by $2,188,000 and $1,485,000 for the nine-month periods of 2002 and 2001, respectively, and decreased by $1,614,000 and $1,166,000 for the three-month periods of 2002 and 2001, respectively, with no effect on net income.

Accounting Standard Not Yet Adopted - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS 146 will have on its financial position, results of operations and cash flows.

NOTE 5.  CONTINGENCIES
----------------------
In October 2002, Alarm Acquisition Company, LLC filed a complaint against Hampshire Investments, Limited, the Company's Chief Executive Officer, and certain other parties unaffiliated with the Company. The action was commenced in the General Court of Justice, Superior Court Division, of Mecklenburg County, North Carolina. The plaintiff alleges, among other things, breach of contract, tortious interference with contract, unfair and deceptive trade practices, fraud and negligent misrepresentation, and seeks damages of $6,000,000 and punitive damages. Management believes that the claims contained in the action are without merit and the Company intends to vigorously defend against the claims.

The Company is from time to time involved in other litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.

Substantially all the Company's product is imported from independent foreign suppliers. The failure of these suppliers to ship product to the Company in a timely manner or to meet required standards could cause the Company to miss delivery date requirements from its customers. The failure to make timely deliveries could expose the Company to liability from its customers or cause customers to cancel orders, refuse to accept delivery of product or demand reduced prices. Subsequent to the end of the third quarter, the Company was informed that a major foreign supplier is under investigation for customs violations and will no longer deliver product, including product in transit. The Company has taken steps to replace the foreign supplier, however, product may not be replaced in time to meet customer delivery dates. In addition, in the third quarter, a 10-day West Coast port shutdown occurred, which has caused delays in the Company receiving products. Because of the above, the delivery of product may be disrupted which could have an impact on the fourth quarter.

NOTE 6.  INDUSTRY SEGMENTS DATA
-------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, whose principal products are women's and men's sweaters and women's related separates. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property. Costs associated with the Company's Investment rental activities are included in selling, general, and administrative expenses and amounted to $1,670,000 and $1,444,000 for the nine-month periods ended September 28, 2002 and September 29, 2001, respectively, and $495,000 and $524,000 for the three-month periods then ended, respectively.

                                                 (in thousands)
Industry Segments Data               Nine-Month              Three-Month
                                    Periods Ended           Periods Ended
                                 --------------------    --------------------
                                 Sept. 28,   Sept. 29,   Sept. 28,   Sept. 29,
                                   2002         2001       2002         2001
                                 --------    --------    --------    --------
Net sales           Apparel      $183,529    $163,574    $109,134    $100,451
Rental revenue      Investments     2,298       1,778         819         630
                                 --------    --------    --------    --------
                                 $185,827    $165,352    $109,953    $101,081
-----------------------------------------------------    --------------------
Gross profit        Apparel       $51,447     $38,155     $30,090     $25,121
 (as percent of net sales)          28.0%       23.3%       27.6%       25.0%
-----------------------------------------------------    --------------------
Income (loss) from  Apparel       $18,610     $ 8,911     $16,086     $12,129
 operations         Investments       670         368         378          99
                    Corporate      (2,482)     (1,556)     (1,373)       (363)
                                  -------     -------     -------     -------
                                  $16,798     $ 7,723     $15,091     $11,865
-----------------------------------------------------     -------------------
Interest expense    Apparel        $   69      $  226        $ 20      $   98
                    Investments       525         638         131         228
                    Corporate         901       1,660         366         959
                                   ------      ------        ----      ------
                                   $1,495      $2,524        $517      $1,285
=====================================================     ===================

                                 Sept. 28,   Sept. 29,   Dec. 31,
                                   2002        2001        2001
                                 --------    --------    --------
Total identifiable  Apparel      $146,576    $147,485    $ 74,903
  assets            Investments    37,070      33,980      34,527
                    Corporate       8,658       8,090      35,507
                                 --------    --------    --------
                                 $192,304    $189,555    $144,937
-----------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Substantially all the Company's product is imported from independent foreign suppliers. The failure of these suppliers to ship product to the Company in a timely manner or to meet required standards could cause the Company to miss delivery date requirements from its customers. The failure to make timely deliveries could expose the Company to liability from its customers or cause customers to cancel orders, refuse to accept delivery of product or demand reduced prices. Subsequent to the end of the third quarter, the Company was informed that a major foreign supplier is under investigation for customs violations and will no longer deliver product, including product in transit. The Company has taken steps to replace the foreign supplier, however, product may not be replaced in time to meet customer delivery dates. In addition, in the third quarter, a 10-day West Coast port shutdown occurred, which has caused delays in the Company receiving products. Because of the above, the delivery of product may be disrupted which could have an impact on the fourth quarter.

SEASONALITY

The Company's apparel business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year. Accordingly, the Company historically experiences losses or minimal operating profits during the first and second quarters of the year.

RESULTS OF OPERATIONS

Nine-month Periods Ended September 28, 2002 and September 29, 2001
------------------------------------------------------------------

Net Sales
---------
Net sales for the nine-month period ended September 28, 2002 were $183,529,000, compared to $163,574,000 for the same period last year, an increase of $19,955,000 or 12.2%. Units shipped in the nine-month period ended September 28, 2002 exceeded units shipped during the same period last year by approximately 267,000 dozen, or 21.0%. The increase was primarily due to an increase in sales of women's sweaters and related separates. The average sales price per unit declined 7.3% primarily due to a shift in product mix.

Gross Profit
------------
Gross profit for the nine-month period ended September 28, 2002 was $51,447,000, compared to $38,155,000 for the same period last year, an increase of $13,292,000 or 34.8%. As a percentage of net sales, gross profit margins were 28.0% for the nine-month period of 2002, compared with 23.3% for the same period last year. The increase in gross profit is attributed primarily to an increase in unit volume of women's sweaters and related separates sold and cost efficiencies.

Rental Revenue
--------------
Rental revenue from the Investments segment for the nine-month period ended September 28, 2002 was $2,298,000, compared to $1,778,000 for the same period last year, an increase of $520,000 or 29.2%. The increase in revenues resulted primarily from leasing recently renovated domestic rental property.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company were $36,989,000 for the nine-month period ended September 28, 2002, compared to $32,244,000 for the same period last year, an increase of $4,745,000 or 14.7%. As a percentage of net sales, SG&A expenses were 20.1% for the nine-month period of 2002, compared with 19.7% for the same period last year. SG&A expenses for the Apparel segment were $32,575,000 for the nine-month period ended September 28, 2002, compared to $28,883,000 for the same period last year, an increase of $3,692,000 or 12.8%. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased sales volume in the nine-month period ended September 28, 2002 and year-end bonus accruals. The nine-month period ended September 29, 2001 included an additional $1,200,000 reserve with respect to a promissory note issued to the Company from the sale of certain manufacturing assets in 2000 (the "Promissory Note"). The nine-month period ended September 28, 2002 did not include any amortization of goodwill because of the adoption of SFAS 142 on January 1, 2002. The nine-month period ended September 29, 2001 included $636,000 amortization of goodwill. SG&A expenses for the Investments segment were $1,670,000 for the nine-month period ended September 28, 2002, compared to $1,444,000 for the same period last year, an increase of $226,000 or 15.7%. The increase resulted primarily from additional depreciation expense on the recently renovated domestic rental property, which increased to $920,000 for the nine-month period in 2002, compared to $730,000 for the same period in 2001.

Interest Expense
----------------
Interest expense for the nine-month period ended September 28, 2002 was $1,495,000, compared to $2,524,000 for the same period last year, a decrease of $1,029,000 or 40.8%. The decrease primarily resulted from reduced borrowings during the period ended September 28, 2002. Average borrowings during the nine-month period ended September 28, 2002 were $29,946,000, compared to $43,366,000 for the same period last year.

Interest Income
---------------
Interest income for the nine-month period ended September 28, 2002 was $373,000, compared to $612,000 for the same period last year, a decrease of $239,000 or 39.1%. The decrease primarily resulted from lower interest rates on short term investments and because no interest was received on the Promissory Note during the period ended September 28, 2002.

Income Taxes
------------
The Company's income tax provision for the nine-month period ended September 28, 2002 was $5,800,000, compared to $2,300,000 for the same period last year. The effective income tax rate decreased to 37.6% for the nine-month period ended September 28, 2002, compared to 41.6% for the same period last year, due to changes in composition of income among the Company's consolidated entities and the donation of certain real property in 2002, valued at approximately $1,800,000.

Net Income
----------
Net income for the nine-month period ended September 28, 2002 was $9,606,000, or

$1.99 per diluted share, compared to $3,228,000, or $0.69 per diluted share, for the same period last year, an increase of $6,378,000.

Three-Month Periods Ended September 28, 2002 and September 29, 2001
-------------------------------------------------------------------

Net Sales
---------
Net sales for the three-month period ended September 28, 2002 were $109,134,000, compared to $100,451,000 for the same period last year, an increase of $8,683,000 or 8.6%. Units shipped in the three-month period ended September 28, 2002 exceeded units shipped during the same period last year by approximately 146,000 dozen, or 19.9%. The increase was primarily due to an increase in sales of sweaters and related women's separates. The average sales price per unit declined 9.4% due primarily to a shift in the product mix.

Gross Profit
------------
Gross profit for the three-month period ended September 28, 2002 was $30,090,000, compared to $25,121,000 for the same period last year, an increase of $4,969,000 or 19.8%. As a percentage of net sales, gross profit margins were 27.6% for the three-month period of 2002, compared with 25.0% for the same period last year. The increase in gross profit is attributed primarily to an increase in unit volume of sweaters and related women's separates sold and cost efficiencies.

Rental Revenue
--------------
Rental revenue from the Investments segment for the three-month period ended September 28, 2002 was $819,000, compared to $630,000 for the same period last year, an increase of $189,000 or 30.0%. The increase in revenues resulted primarily from leasing recently renovated domestic rental property.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses for the Company were $15,872,000 for the three-month period ended September 28, 2002, compared to $13,879,000 for the same period last year, an increase of $1,993,000 or 14.4%. As a percentage of net sales, SG&A expenses were 14.6% for the three-month period of 2002, compared with 13.8% for the same period last year. SG&A expenses for the Apparel segment were $13,917,000 for the three-month period ended September 28, 2002, compared to $12,631,000 for the same period last year, an increase of $1,286,000 or 10.2%. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased sales volume in the three-month period of 2002 and year-end bonus accruals. The three-month period ended September 29, 2001 included an additional $1,200,000 reserve with respect to the Promissory Note. The three-month period ended September 28, 2002 did not include any amortization of goodwill because of the adoption of SFAS 142 on January 1, 2002. The three-month period ended September 29, 2001 included $212,000 amortization of goodwill. SG&A expenses for the Investments segment were $495,000 for the three-month period ended September 28, 2002, compared to $524,000 for the same period last year, a decrease of $29,000 or 5.5%.

Interest Expense
----------------
Interest expense for the three-month period ended September 28, 2002 was $517,000, compared to $1,285,000 for the same period last year, a decrease of $768,000 or 59.8%. The decrease primarily resulted from reduced borrowings during the period ended September 28, 2002. Average borrowings during the three-month period ended September 28, 2002 were $34,657,000, compared to $64,088,000 for the same period last year.

Interest Income
---------------
Interest income for the three-month period ended September 28, 2002 was $61,000, compared to $219,000 for the same period last year, a decrease of $158,000 or 72.1%. The decrease primarily resulted from lower interest rates on short term investments and because no interest was received on the Promissory Note during the period ended September 28, 2002.

Income Taxes
------------
The Company's income tax provision for the three-month period ended September 28, 2002 was $5,460,000, compared to $4,025,000 for the same period last year. The effective income tax rate decreased to 37.7% for the three-month period ended September 28, 2002, compared to 38.2% for the same period last year, due to changes in composition of income among the Company's consolidated entities and the donation of certain real property in 2002, valued at approximately $1,800,000.

Net Income
----------
Net income for the three-month period ended September 28, 2002 was $9,033,000, or $1.86 per diluted share, compared to $6,505,000, or $1.39 per diluted share, for the same period last year, an increase of $2,528,000.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the buildup in inventories and accounts receivable (which historically reach their maximum requirements in the third quarter), servicing long-term debt and funding capital expenditures and investments. The primary sources to meet the liquidity and capital requirements include funds generated from operations, borrowings under revolving credit lines and long-term debt.

Net cash used in operating activities was $53,425,000 for the nine-month period ended September 28, 2002, as compared to $61,374,000 in the same period last year. Net cash used in operating activities during the nine-month period ended September 28, 2002 resulted from net changes in the working capital accounts of $65,199,000, primarily offset by net income of $9,606,000. Net cash used in operating activities during the nine-month period ended September 29, 2001 resulted from $68,150,000 of net changes in the working capital accounts, primarily offset by net income of $3,228,000. The changes in working capital accounts resulted primarily from a build up of inventories for shipments in the fourth quarter of both years and an increase in accounts receivables from increased sales during the third quarter of both years.

Net cash used in investing activities was $2,876,000 for the nine-month period ended September 28, 2002, as compared to net cash used in investing activities of $4,124,000 for the same period last year. During the nine-month periods ended September 28, 2002 and September 29, 2001, the Company used $2,650,000 and $6,634,000, respectively, to purchase or renovate real property and make other investments. Additionally, during the nine-month period ended September 29, 2001, the Company received payments of $1,878,000 against notes receivable, primarily the Promissory Note, and received $880,000 from the sale of certain Hampshire Investment assets. There were no similar collections on the Promissory Note or significant sales of Hampshire Investment assets in fiscal 2002.

Net cash provided by financing activities was $28,492,000 for the nine-month period ended September 28, 2002, as compared to $55,631,000 for the same period last year. At September 28, 2002 and September 29, 2001, the Company had net borrowings under lines of credit of $34,431,000 and $55,729,000, respectively, primarily for working capital requirements. Additionally during the nine-month periods ended September 28, 2002 and September 29, 2001, the Company used $6,881,000 and $2,445,000, respectively, for the repayment of long-term debt.

The Company's Revolving Credit Facility, which matures on September 5, 2003, provides a secured credit facility of up to $97.9 million in revolving line of credit borrowings and letters of credit. At September 28, 2002, the Company had outstanding borrowings under the line of credit of $34.4 million and $15.9 million outstanding letters of credit. At September 28, 2002, based on a borrowing formula, the Company had approximately $47.4 million available for borrowing under the Revolving Credit Facility.

Both the Revolving Credit Facility and the Senior Notes Agreement (the "Senior Note Agreements") contain covenants which require certain financial performance and restrict certain payments by the Company, including advances to Hampshire Investments, Limited and its subsidiaries (the "Non-Restricted Subsidiary"). The Company was in compliance with all financial performance covenants and restrictions at September 28, 2002.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Note Agreements. Certain of the Company's real property is pledged as collateral for mortgages given by the Company's Non-Restricted Subsidiary. The Agreements restrict the sale of assets, payments by the Company of cash dividends to stockholders, the repurchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Note Agreements also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at September 28, 2002.

The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed certain indebtedness of the Non-Restricted Subsidiary, for which he is paid a fee.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000. A reconciliation of the previously reported net income and income per share for the nine-month and three-month periods ended September 29, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                         (in thousands, except per share data)
Nine-month period ended Sept. 29, 2001   Net Income    Basic EPS  Diluted EPS
--------------------------------------   ----------    ---------  -----------
As previously reported                      $3,228       $0.69      $0.69
Add: amortization adjustment                   371        0.08       0.08
                                            ------       -----      -----
  Adjusted                                  $3,599       $0.77      $0.77
                                            ======       =====      =====

Three-month period ended Sept. 29, 2001   Net Income   Basic EPS  Diluted EPS
---------------------------------------   ----------   ---------  -----------
As previously reported                      $6,505       $1.39      $1.39
Add: amortization adjustment                    94        0.02       0.02
                                            ------       -----      -----
  Adjusted                                  $6,599       $1.41      $1.41
                                            ======       =====      =====

During the second quarter of 2002, the Company completed its initial assessment of goodwill for impairment in accordance with SFAS 142 and determined that there was no impairment. In accordance with SFAS 142, goodwill will be tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company anticipates performing the annual impairment test during the fourth quarter of each year.

The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 had no material effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 requires reclassification of cooperative advertising expenses from Selling, General and Administrative ("SG&A") expense as a reduction from revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and SG&A expenses each decreased by $2,188,000 and $1,485,000 for the nine-month periods of 2002 and 2001, respectively, and decreased by $1,614,000 and $1,166,000 for the three-month periods of 2002 and 2001, respectively, with no effect on net income.

Accounting Standard Not Yet Adopted - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS 146 will have on its financial position, results of operations and cash flows.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Substantially all of the long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on September 28, 2002. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institutions, or at the option of the Company, a fixed rate based on LIBOR for a fixed term on the Revolving Credit Facility. The impact of a 100 basis point increase in interest rates on the Company's variable debt would be to increase interest expense for 2002 by approximately $32,000 for both the nine-month and the three-month periods.

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

Item 4 - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were required to be taken.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In October 2002, Alarm Acquisition Company, LLC filed a complaint against Hampshire Investments, Limited, the Company's Chief Executive Officer, and certain other parties unaffiliated with the Company. The action was commenced in the General Court of Justice, Superior Court Division, of Mecklenburg County, North Carolina. The plaintiff alleges, among other things, breach of contract, tortious interference with contract, unfair and deceptive trade practices, fraud and negligent misrepresentation, and seeks damages of $6,000,000 and punitive damages. Management believes that the claims contained in the action are without merit and the Company intends to vigorously defend against the claims.

The Company is from time to time involved in other litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.

Item 2 - Changes in Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults in Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters sumitted to a vote of security holders during the quarter ended September 28, 2002.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits
      The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and Part IV, Item (a)(3) therein.

  b)  Reports on Form 8-K filed during the quarter
      There were no reports filed on Form 8-K during the quarter ended September 28, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HAMPSHIRE GROUP, LIMITED
                                    (Registrant)


Date:     November 7, 2002          /s/ Ludwig Kuttner
     ------------------------       --------------------------
                                    Ludwig Kuttner
                                    Chairman of the Board of Directors
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:     November 7, 2002          /s/ William W. Hodge
      -----------------------       ---------------------------
                                    William W. Hodge
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Ludwig Kuttner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hampshire Group, Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

       /s/ Ludwig Kuttner
      -------------------------------------
      Ludwig Kuttner
      President and Chief Executive Officer

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, William W. Hodge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hampshire Group, Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 7, 2002

       /s/ William W. Hodge
       ------------------------------------------
       William W. Hodge
       Vice President and Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ended September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ludwig Kuttner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ludwig Kuttner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


Date:   November 7, 2002

        /s/ Ludwig Kuttner
        -------------------------------------
        Ludwig Kuttner
        President and Chief Executive Officer



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ended September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William W. Hodge, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   November 7, 2002

        /s/ William W. Hodge
        ------------------------------------------
        William W. Hodge
        Vice President and Chief Financial Officer