Form 10-Q/A
period 2002-09-28
HAMPSHIRE GROUP LTD
filed 2002-12-17
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q/A


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

                            HAMPSHIRE GROUP, LIMITED
                              INDEX TO FORM 10-Q/A

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

Date:   November 7, 2002

       /s/ William W. Hodge
       ------------------------------------------
       William W. Hodge
       Vice President and Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ended September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ludwig Kuttner, Chief Exeuctive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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