Form 10-K
period 2002-12-31
HAMPSHIRE GROUP LTD
filed 2003-03-31
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  For the fiscal year ended December 31, 2002.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  For the transition period from ______ to_____.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the closing price of $22.98 on the last business day of the second fiscal quarter (June 28, 2002), was $29,291,000. Shares of Common Stock held, directly or indirectly, by each director and executive officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

As of March 24, 2003, the Registrant had outstanding 4,696,201 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               2002 ANNUAL REPORT
                               Table of Contents

                                                                          Page
Part I
  Item 1.  Business                                                        3
  Item 2.  Properties                                                      7
  Item 3.  Legal Proceedings                                               7
  Item 4.  Submission of Matters to a Vote of Security Holders             7

Part II
  Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                                     8
  Item 6.  Selected Financial Data                                         9
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk     19
  Item 8.  Financial Statements and Supplementary Data                    20
  Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                            20

Part III
  Item 10. Directors and Executive Officers of the Registrant             20
  Item 11. Executive Compensation                                         20
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                 20
  Item 13. Certain Relationships and Related Transactions                 20
  Item 14. Controls and Procedures                                        20

Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                    21

Signature Page                                                            24

Certifications                                                            25

Report of Independent Accountants                                        F-2

Consolidated Financial Statements                                        F-3

Financial Statement Schedules                                           F-28

Quarterly Financial Data                                                F-31

                                     PART I
ITEM 1 - BUSINESS

GENERAL
-------
Hampshire Group, Limited ("Hampshire Group" or the "Company"), a Delaware corporation, operates in two business segments - Apparel and Investments. The Apparel segment is composed of Hampshire Designers, Inc. ("Hampshire Designers") and Item-Eyes, Inc. ("Item-Eyes"), wholly owned subsidiaries of the Company. Hampshire Designers is the largest designer and marketer of sweaters in North America and Item-Eyes is a leading designer and marketer of related separates. Both Hampshire Designers and Item-Eyes source the manufacture of their products through a network of quality manufacturers. The Company's Investment segment consists of Hampshire Investments, Limited and its subsidiaries ("Hampshire Investments"), which invest primarily in domestic and international real property.

Information with respect to net sales and operating income attributable to the business segments appears in Management's Discussion and Analysis of Financial Condition commencing on Page 10 of this report.

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

           Cautionary Disclosure Regarding Forward-Looking Statements
           ----------------------------------------------------------
When used in this document in general and in the Outlook Section of Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's other filings under the Securities Exchange Act of 1934.

The quality of the Company's garments is ensured in a variety of ways. Each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance program. In some instances, multi-staged inspection processes, including direct field audits, are performed by Company personnel, and from time to time by customer quality control personnel. In international sourcing, the Company, in addition to its own personnel, utilizes factory personnel, sourcing agents, inspection agencies and independent test labs to assure that the products meet our high quality standards and the standards required by our customers.

A high level of customer service is provided by the Company's domestic distribution facilities using the Company's Quick Response program and an Electronic Data Interchange ("EDI") system which links the Company's computers electronically to most of its customers. All distribution is coordinated through domestic distribution facilities, however, goods sourced from the Far East are distributed primarily through public warehouses strategically located in California, which improves delivery time. By providing just-in-time delivery of merchandise through the strategically located distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an essential service to its customers.

The acquisition of the Item-Eyes business in August 2000 accomplished several of the Company's long-term strategies. With a broad line of coordinated sportswear, the Item-Eyes acquisition expanded the Company's product lines, moved the Company into new market areas with its customers, and increased the Company's global sourcing capabilities through inclusion of a Central America sourcing network.

To diversify its asset base, the Company established Hampshire Investments to make long-term investments primarily in domestic and international real property.

APPAREL OPERATIONS
------------------
The Company is an apparel company whose principal products are women's and men's branded and private-label sweaters and women's related sportswear. The Company is a major supplier to the moderate-price sector of department stores and sells to mass merchandisers, specialty retail stores and catalog companies.

Product Lines
-------------
The Company has significantly expanded its product lines. A decade ago, the Company's product line was primarily focused on women's full-fashion, Luxelon(r) (acrylic yarn) sweaters marketed under the Designers Originals(R) label. Although Designers Originals sweaters remain an important product line, the expanded product line permits the Company to supply many more departments of the Company's customers. Through the 1995 acquisition of Segue Limited, the Company added a business-casual line for women and through the 2000 acquisition of Item-Eyes, a broad line of related sportswear, including classic-woven apparel, was added. Beginning in 2001, the Company was licensed to manufacture and market women's sweaters under the RIDERS(R) labels.

A line of men's sweaters has also been developed over the past seven years through strategic expansion of brand name licensing. Hampshire Brands is licensed to manufacture and market men's sweaters under the Geoffrey Beene(R), Dockers(R), Levi's(R), Wrangler Hero(R) and Timbercreek by Wrangler(R) labels. During 2002 Hampshire Brands created and introduced two new brands, Spring + Mercer(R) and Mercer Street Studio(R). These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments for our customers.

The Company's product lines are sold by both the Company's sales force and independent sales representatives with senior management participating in the presentations to the larger accounts.

Products
--------
Designers Originals(R) sweaters include the Company's traditional product for women - classically designed, full-fashioned, fine-gauge, Luxelon(R) (acrylic yarn) sweaters with a cashmere feel and look. Designers Originals(R) sweaters also include a line of fine-gauge, full-fashion, cotton sweaters and a variety of other novelty sweaters.

Under the Designers Originals Studio(R) and Moving Bleu(R) labels, the Company sells a business-casual line for women which incorporates woven fabrics in related separates, such as blouses, pants, skirts and sweaters, in the moderate-price category. The Company also sells solid and jacquard chenille sweaters and seasonal theme sweaters.

Related sportswear, including blazers, pants, shirts and sweaters, and "soft dressing", is sold by Item-Eyes under its Requirements(R) and Nouveaux(R) labels and the private-labels of some of the Company's customers. For Fall of 2003, Item-Eyes plans to launch "RQT", a new updated casual lifestyle label.

With its established worldwide sourcing network, the Company has the ability to respond to market demands.

Customers
---------
The Company's customer base has decreased due to the consolidation of the retail industry. However, management believes that the number of retail stores serviced by the Company has not decreased. The Company has historical relationships with many of its approximately 250 customers, which include most major department stores and mass merchandisers, specialty retail stores and catalog companies.

Competition
-----------
The apparel market remains highly competitive. Competition is primarily based on product design, price, quality and service. While the Company faces competition from manufacturers and distributors located in the United States, its primary competition comes from manufacturers located in Southeast Asia. The Company also competes for private label programs with the internal sourcing departments of many of its own customers.

The Company's foreign competitors benefit from production cost advantages, which are offset in part by United States import quota and tariff protection. The Company is continuing to develop international sourcing relationships in areas which have lower manufacturing costs.

The ability of the Company to compete is enhanced by its financial strength.

INVESTMENT OPERATIONS
---------------------
Hampshire Investments was established by the Company in 1997 to diversify the asset base of the Company. At the end of 2002, the carrying value of its investments was approximately $33 million, of which approximately 87% was invested in real properties. The investment decisions proposed by management of Hampshire Investments are approved by the Investment Committee of the Board of Directors.

SEASONALITY
-----------
Although the Company sells apparel throughout the year, the business is highly seasonal, with approximately 75% of net sales occurring during the third and fourth quarters.

BACKLOG
-------
The sales order backlog for the Apparel segment was approximately $111 million as of March 1, 2003, compared with approximately $123 million as of March 2, 2002. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

TRADEMARKS AND LICENSES
-----------------------
The Company considers its own trademarks to have value in the marketing of its products. The Company has entered into licensing agreements to manufacture and market sweaters under certain trademarks for which it pays a royalty fee based on sales. The licensing agreements are normally for a three-year initial term with an option to renew provided the Company achieves a specified sales level during the term.

ELECTRONIC INFORMATION SYSTEMS
------------------------------
In order to schedule production, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of integrated electronic information systems applications. More than 75% of all orders are received electronically. These orders are generated by the customers' computer systems based on sales and inventory levels. The Company electronically sends advance ship notices and invoices to customers, which results in the timely updating of the customer's inventory system.

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

CUSTOMER CONCENTRATION
----------------------
The Company had sales to three major customers (defined as sales in excess of 10% of total sales) during 2002, which represented 14%, 11% and 11% of total sales; three major customers during 2001, which represented 14%, 11% and 10% of total sales; and two major customers in 2000, which represented 15% and 14% of total sales. The Company's five largest customers accounted for approximately 49% of the Company's consolidated sales in 2002, compared with 49% in 2001 and 50% in 2000.

EMPLOYEES
---------
As of March 1, 2003, the Company had approximately 242 full-time employees and 4 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for 15 hourly employees of Item-Eyes, Inc., who are represented by UNITE Labor Union under an agreement expiring in August 2004. The Company considers its relationship with its employees to be good.

GOVERNMENTAL REGULATION
-----------------------
The Company's business is subject to regulation by federal, state and local governmental environmental protection agencies. The Company believes it has operated, and intends to continue to operate, in compliance in all material respects with these regulations.

The World Trade Organization was established in 1995 as the governing body for international trade between the United States and 140 foreign countries. As a result of various multilateral and bilateral agreements between the United States and certain foreign countries negotiated under the framework established by the World Trade Organization agreements, the Apparel segment benefits from limited import quota and tariff protection in certain categories of its business. Any material increase in tariffs, material decrease in quota levels or material decrease in available quota allocations, could adversely affect the Company's operation. These quotas and tariffs are expected to continue in some form through 2004. The agreements impose quotas on the amount and type of competing goods which may be shipped into the United States from some countries.

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

                                                        Square       Lease
Properties                                             Footage    Expiration(1)
-----------------------------------------------------------------------------
Corporate Office - Anderson, South Carolina             10,500      04/30/04
----------------
Hampshire Designers
-------------------
  Sales Office and Showroom - New York, New York        24,000      08/31/11
  Distribution Center - Anderson, South Carolina        57,000      04/30/04

Item-Eyes
---------
  Sales Office and Showroom - New York, New York         6,000      04/30/04
  Operations Center - New York, New York                16,000      06/30/05
  Administrative Offices - Hauppauge, New York           6,000      05/31/05

(1) Assuming the exercise of all options to renew.

The Company also utilizes public warehouses in New Jersey and California to receive and distribute imported merchandise.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
The Company is from time to time involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which the Company is a party will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
A Special Meeting of Stockholders was held on November 21, 2002. At the Special Meeting, action was taken to vote on a proposal to approve the Hampshire Group, Limited Management Incentive Bonus Plan. The result of the vote was 4,111,603 for, 43,535 against, 0 withheld, 138,925 abstained and 0 brokers non-vote.

PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "HAMP".

The following table sets forth the high and low sales prices of shares of Common Stock as reported by the Nasdaq Stock Market.

                                                     Common Stock
                                                   ----------------
                                                   High         Low
                                                   ----         ---
Year Ended December 31, 2001:
----------------------------
  First Quarter                                   $ 9.62       $7.06
  Second Quarter                                   10.50        8.40
  Third Quarter                                    10.50        8.50
  Fourth Quarter                                   13.30        8.00

Year Ended December 31, 2002:
----------------------------
  First Quarter                                   $19.45      $12.10
  Second Quarter                                   22.98       16.75
  Third Quarter                                    26.50       15.25
  Fourth Quarter                                   22.48       16.00

As of March 27, 2003, the Company had approximately 450 stockholders of record.

The Company has not declared dividends with respect to its Common Stock. The determination to pay dividends will be made by the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Company's Senior Notes and Revolving Credit Facility contain covenants placing limitations on "restricted payments", which includes payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

ITEM 6 - SELECTED FINANCIAL DATA

Selected Consolidated Financial Data
(in thousands, except per share data)

Year Ended December 31,         2002       2001      2000(2)   1999      1998
-------------------------------------------------------------------------------
INCOME STATEMENT DATA (1)
Net sales                     $293,268   $261,361  $195,372  $150,394  $168,027
Cost of goods sold             210,336    192,546   155,721   120,748   132,850
                              -------------------------------------------------
Gross profit                    82,932     68,815    39,651    29,646    35,177
Rental revenue                   3,194      2,594     2,281     2,005       507
                              -------------------------------------------------
                                86,126     71,409    41,932    31,651    35,684
Selling, general and
  administrative expenses       54,259     47,656    31,188    25,057    25,229
Net loss (gain) on sale of
  property, plant and equipment
  and related charges              -        2,618    (2,308)      285         1
Net investment transactions and
  impairment                     3,277        876       465       394     2,267
                              -------------------------------------------------
Income from operations          28,590     20,259    12,587     5,915     8,187
Other income (expense):
  Interest expense              (2,016)    (3,431)   (3,410)   (1,967)   (1,696)
  Interest income                  476        561     1,353       729       243
  Other                             98       (109)     (214)    1,419       270
                              -------------------------------------------------
Income from continuing
  operations before provision
  for income taxes and discon-
  tinued operations             27,148     17,280    10,316     6,096     7,004

Income tax (provision) benefit:
  Current                      (11,907)    (7,503)   (2,157)     (563)   (1,471)
  Deferred                       1,807      1,303       (14)     (337)      194
                              -------------------------------------------------
Income from continuing
  operations (3)               $17,048    $11,080    $8,145    $5,196    $5,727
                              =================================================

Income per share from
  continuing
  operations:       Basic        $3.62      $2.38     $1.91     $1.27     $1.39
                              =================================================
                    Diluted      $3.53      $2.37     $1.88     $1.22     $1.29
                              =================================================

Weighted average number of shares
  outstanding:      Basic        4,711      4,661     4,265     4,100     4,128
                              =================================================
                    Diluted      4,834      4,674     4,341     4,257     4,443
                              =================================================
-------------------------------------------------------------------------------
Year Ended December 31,         2002       2001      2000      1999      1998
-------------------------------------------------------------------------------
BALANCE SHEET DATA

Cash and cash equivalents     $ 67,620   $ 28,686  $ 10,517  $ 23,831  $ 13,886
Working capital                 83,500     67,315    58,184    56,141    51,283
Total assets                   166,477    144,937   132,652   103,594   100,848
-------------------------------------------------------------------------------
Long-term debt (less current
  portion) and deferred
  compensation                  19,877     23,855    26,393    27,039    22,505
Total debt (4)                  22,700     31,576    31,821    28,457    24,287
Stockholders' equity (5)       108,987     91,229    79,640    67,326    63,403
-------------------------------------------------------------------------------
Book value per share            $23.09     $19.44    $17.15    $16.36    $15.03
------------------------------=================================================

(1)  The Income Statement Data represents only continuing operations.
(2) Includes the results of operations of Item-Eyes, Inc. from August 20, 2000, the date of acquisition.
(3) Fiscal years 2001, 2000, 1999 and 1998 include goodwill amortization, net of income taxes, of $543,000, $546,000, $415,000, and $343,000, respectively. Effective January 1, 2002, the Company is no longer permitted to amortize goodwill as result of adoption of SFAS No. 142 (see Note 1 to the consolidated financial statements).
(4) Includes long-term debt, current portion thereof, borrowing under the credit facility, related party debt, subordinated notes and deferred compensation.
(5) No dividends were declared on Common Stock during any of the periods presented above.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF COMPANY SEGMENTS

The following table sets forth information with respect to the segments of the Company's business (1):

Year Ended December 31,                       2002        2001        2000
------------------------------------------------------------------------------
Net sales                  Apparel         $293,268    $261,361    $195,372
------------------------------------------------------------------------------
Gross profit               Apparel           82,932      68,815      39,651
 (as a percent of revenue)                    28.3%       26.3%       20.3%
------------------------------------------------------------------------------
Rental revenue             Investments        3,194       2,594       2,281
------------------------------------------------------------------------------
Total revenue                               296,462     263,955     197,653
------------------------------------------------------------------------------
Selling, general and       Apparel (4)       47,669      41,952      26,950
  administrative expenses  Investments (2)    2,443       2,174       1,646
                           Corporate (3)      4,147       3,530       2,592
                                          ------------------------------------
                                             54,259      47,656      31,188
  (as a percent of total revenue)             18.3%       18.1%       15.8%
Net loss (gain) on sale of
  property, plant and equipment
  and related charges      Apparel              -         2,618      (2,308)
Net investment transactions
  and impairment charges   Investments        3,277         876         465
                                          ------------------------------------
                                             57,536      51,150      29,345
------------------------------------------------------------------------------
Income from operations     Apparel           35,263      24,245      13,739
                           Investments       (2,526)       (456)         13
                           Corporate         (4,147)     (3,530)     (1,165)
                                          ------------------------------------
Income from operations                       28,590      20,259      12,587
  (as a percent of total revenue)              9.6%        7.7%        6.4%
Interest expense                             (2,016)     (3,431)     (3,410)
Interest income                                 476         561       1,353
Other income (expense) (2) (3)                   98        (109)       (214)
------------------------------------------------------------------------------
Income from continuing
    operations before income taxes         $ 27,148    $ 17,280    $ 10,316
------------------------------------------====================================

(1) Additional segment data is provided in Note 17 of the consolidated financial statements included in this Annual Report.
(2) Selling, general and administrative expenses of Hampshire Investments include depreciation of $1,290,000, $1,001,000 and $822,000 for 2002, 2001
     and 2000, respectively.
(3) Selling, general and administrative expenses for corporate include an adjustment of ($285,000), ($158,000) and ($452,000) for 2002, 2001 and
     2000, respectively, to compensation expense resulting from market losses in the Company's mutual funds associated with the Deferred Compensation Plan, and other expense includes a like amount of decrease in the market value of the underlying securities.
(4) Fiscal years 2001 and 2000 includes goodwill amortization of $848,000 and $685,000, respectively. Effective January 1, 2002, the Company is no longer permitted to amortize goodwill as a result of adoption of SFAS No. 142 (see
     Note 1 to the consolidated financial statements).

RESULTS OF OPERATIONS

2002 Compared With 2001
-----------------------
Net Sales
---------
Net sales for the year ended December 31, 2002 were $293,268,000, compared to $261,361,000 for 2001, an increase of $31,907,000 or 12.2%. Units shipped for the year ended December 31, 2002 exceeded units shipped during the same period last year by approximately 429,000 dozen or 21.6%. The increase was primarily due to an increase in sales of women's sweaters. The average sales price per unit declined 7.7% primarily due to a shift in product mix.

Gross Profit
------------
Gross profit for the year ended December 31, 2002 was $82,932,000, compared to $68,815,000 for 2001, an increase of $14,117,000 or 20.5%. As a percentage of net sales, gross profit margin was 28.3% for 2002, compared with 26.3% for 2001. The increase in gross profit is attributed primarily to an increase in unit volume of products sold, controlling cost associated with sourcing and changes in customer programs (product mix).

Rental Revenues
---------------
Rental revenues from the Investments segment for the year ended December 31, 2002 were $3,194,000, compared to $2,594,000 for 2001, an increase of $600,000 or 23.1%. The increase in revenues resulted primarily from leasing recently renovated domestic rental property.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company were $54,259,000 for the year ended December 31, 2002, compared to $47,656,000 for 2001, an increase of $6,603,000 or 13.9%. As a percentage of net sales, SG&A expenses were 18.5% for 2002, compared with 18.2% for 2001. The higher SG&A expenses resulted primarily from additional marketing, designing, shipping and related expenses caused by the increased sales volume and higher incentive bonuses due to the increased income in 2002. With the adoption of SFAS No. 142 on January 1, 2002, the Company did not amortize goodwill for the year ended December 31, 2002, while goodwill amortization was $847,000 in 2001. SG&A expenses for the Investments segment were $2,443,000 for the year ended December 31, 2002, compared to $2,174,000 for 2001, an increase of $269,000 or 12.4%. The increase resulted primarily from additional depreciation expense on the recently renovated domestic rental property.

Net Gain or Loss on Sale of Property, Plant and Equipment and Related Charges
-----------------------------------------------------------------------------
During the year ended December 31, 2000, the Company sold all sweater manufacturing assets, except finished goods inventory, to Glamourette/OG, Inc. ("Glamourette"), a Puerto Rican corporation, for a sales price of $10,468,000. The sales price included a promissory note from Glamourette in the amount of $8,000,000, discounted to $6,468,000, at 8.75% per annum and due April 28, 2005.
During the fourth quarter of 2001, the Company notified Glamourette that it was in default under the loan agreement with respect to the sale of the sweater manufacturing assets and that the Company would recoup approximately $1,100,000 due to the Company from Glamourette. Subsequent to this notice Glamourette filed for bankruptcy and accordingly, the Company reserved the remaining $1,793,000 due on the note and the $1,100,000 recouped. During 2002, Glamourette unsuccessfully challenged the recoupment and the Company reversed $553,000 of the reserve (recognized as a reduction of SG&A). Additionally for the year ended December 31, 2001, the Company recognized impairment of goodwill, in the amount of $825,000, due to the permanent decline in one of the divisional operations and its estimated deficiencies in future cash flows.

Net Investment Transactions and Impairment Charges
--------------------------------------------------
Net investment transactions and impairment charges for the year ended December 31, 2002 were $3,277,000, compared to $876,000 in 2001. In the fourth quarter of 2002, as a result of cost overruns from unforeseen design problems, an extended construction period, and a reduction in the projected rental rates due to a softening in the real estate market, an impairment charge on a recently completed domestic real property project of $3,140,000 was recorded. For the year ended December 31, 2001, the amount recorded included an impairment charge of $1,272,000 on three European investments and an impairment charge against the real property holdings in Russia and Romania of $242,000, which were partially offset by, among other things, the gain on the sale of real property of $652,000.

Interest Expense
----------------
Interest expense for the year ended December 31, 2002 was $2,016,000, compared to $3,431,000 for 2001, a decrease of $1,415,000 or 41.2%. The decrease was primarily due to lower average borrowings and lower interest rates during the year ended December 31, 2002. Average borrowings during the year ended December 31, 2002 were $26,152,000, compared to $43,018,000 for 2001.

Interest Income
---------------
Interest income for the year ended December 31, 2002 was $476,000, compared to $561,000 for the 2001, a decrease of $85,000 or 15.2%. The decrease resulted from there being no interest income for the year ended December 31, 2002 on the Glamourette promissory note, on which interest income of $229,000 had been recognized during the year ended December 31, 2001.

Income Tax
----------
The income tax provision for the year ended December 31, 2002 was $10,100,000, compared to $6,200,000 for 2001. The effective income tax rate increased to 37.2% for the year ended December 31, 2002, compared to 35.9% for 2001, due to changes in composition of income among the Company's consolidated entities.

Net Income
----------
As a result of the foregoing, net income of the Company for the year ended December 31, 2002 was $17,048,000, or $3.53 per share on a diluted basis, as compared with $11,080,000, or $2.37 per share on a diluted basis, for the preceding year.

2001 Compared With 2000
-----------------------
Effective August 20, 2000 (the "Acquisition Date"), Hampshire Group, Limited purchased substantially all of the assets and business of Item-Eyes, Inc., a privately held sportswear company; accordingly, the results of Item-Eyes (the "Acquired Business") have been included in the results of the Company subsequent to that date. The results of the Company, excluding the results of the Acquired Business, are referred to herein as the existing business (the "Existing Business").

Net Sales
---------
Net sales for the year ended December 31, 2001 were $261,361,000, which included $98,033,000 of Acquired Business net sales, compared to $195,372,000 for 2000, which included $43,995,000 of Acquired Business net sales for the period from the Acquisition Date through December 31, 2000. The Existing Business net sales increased by $11,951,000, or 7.9%. The increase in the Company's Existing Business net sales reflected a strong demand for sweaters. For the year of 2001, compared with 2000, aggregate unit volume of the Existing Business increased 16.9%. The increase is a result of strong sales of women's cotton products, complemented with greater demand for men's sweaters. A shift in product mix to lower priced units resulted in a 7.8% decrease in the average sales price for the Existing Business.

Gross Profit
------------
Gross profit for the year ended December 31, 2001 was $68,815,000, which included Acquired Business gross profit of $23,244,000, compared to $39,651,000, which included $10,252,000 of Acquired Business gross profit during 2000 for the period after the Acquisition Date, an increase of $29,164,000. The gross profit for the Existing Business was 27.9% of net sales in 2001, compared with 19.4% in 2000. The increase in gross profit from the Company's Existing Business is attributed to discontinuing less profitable product lines and the increase in unit volume of sweaters.

Rental Revenues
---------------
Rental revenue from the Investments segment for the year ended December 31, 2001 was $2,594,000, compared to $2,281,000 for 2000, an increase of $313,000 or
13.7%. The increase in revenues resulted primarily from the increase in the number of domestic real property investments being renovated and leased.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses for the Company for the year ended December 31, 2001 were $47,656,000, which included Acquired Business SG&A expenses of $16,322,000, compared to $31,188,000 for 2000, which included $4,917,000 of Acquired Business SG&A expenses for the period after the Acquisition Date. The increase consisted of additional selling, shipping and related expenses caused by the increased sales volume and higher incentive bonuses due to increased income in 2001. SG&A expenses for the Investments segment for the year ended December 31, 2001 were $2,174,000, compared to $1,646,000 for 2000, an increase of $528,000 or 32.1%.
The increase resulted primarily from additional operating expenses for property renovated and leased, selling and operating expenses related to the sale of real property, and additional depreciation expense, which increased to $1,001,000 in 2001 from $822,000 in 2000.

Net Gain or Loss on Sale of Property, Plant and Equipment and Related Charges
-----------------------------------------------------------------------------
In 2000, the Company sold all sweater manufacturing assets, except finished goods inventory, to Glamourette/OG, Inc. ("Glamourette"), a Puerto Rican corporation. The sale resulted in a gain of $632,000, after recognizing $2,169,000 of exit costs associated with closing the domestic manufacturing facilities and impairment charges of $849,000 for fixed assets and $819,000 for goodwill. Because of the deteriorating financial condition of Glamourette, the Company reserved $2,100,000 of the note balance in 2000. During the fourth quarter of 2001, the Company notified Glamourette that it was in default under the terms of its agreement. Subsequent to this notice Glamourette filed for bankruptcy and accordingly the Company reserved the remaining $1,793,000 due on the note. Additionally, for the year ended December 31, 2001, the Company recognized impairment of goodwill in the amount of $825,000 due to the permanent decline in one of the divisional operations and its estimated deficiencies in future cash flows.

Additionally, for the year ended December 31, 2000, the Company had revenues from leased hosiery equipment of $747,000 and recognized a gain of $523,000 from the sale of this equipment and a gain of $406,000 on the sale of other apparel equipment and property.

Net Investment Transactions and Impairment Charges
--------------------------------------------------
The Investments segment reported "net investment transactions and impairment charges" for the year ended December 31, 2001, of $876,000, compared to $465,000 in 2000. The amount reported for 2001 includes an impairment charge of $1,272,000 on three European investments and an impairment charge against the real property holdings in Russia and Romania of $242,000, which were partially offset by the gain on the sale of real property of $652,000 and other gains and losses. The amount reported for 2000 primarily includes an impairment charge of $300,000 on two European investments, an impairment charge against two notes receivable of $147,000, and a loss on the sale and permanent write-down of available-for-sale securities of $658,000, all of which were partially offset by the gain on the sale of real property of $735,000 and other gains and losses.

Interest Expense
----------------
Interest expense for the year ended December 31, 2001 was $3,431,000, compared to $3,410,000 for 2000, an increase of $21,000.

Interest Income
---------------
Interest income for the year ended December 31, 2001 was $561,000, compared to $1,353,000 for 2000, a decline of $792,000. The reduction resulted primarily from the use of cash in the purchase of the Acquired Business in August 2000 and lower average cash balances for most of 2001.

Income Tax
----------
The income tax provision for the year ended December 31, 2001 was $6,200,000, compared to $2,171,000 for 2000. The effective tax rate increased to 35.9% for the year ended December 31, 2001 compared to 21.0% for 2000 and such increase resulted from substantially all of the taxable income being generated in the United States in 2001 versus 2000, when a larger portion of the taxable income was generated in Puerto Rico, and such income was exempt from U.S. federal regular income taxes pursuant to an election under Section 936 of the Internal Revenue Code.

Net Income
----------
As a result of the foregoing, net income from continuing operations of the Company for the year ended December 31, 2001 was $11,080,000, or $2.37 per share on a diluted basis, as compared with $8,145,000, or $1.88 per share on a diluted basis, for 2000.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the buildup in inventories and accounts receivable (which historically reach their maximum requirements in the third quarter), servicing long-term debt and funding capital expenditures and investments. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under the revolving credit facility and long-term debt.

The Company's Revolving Credit Facility, which matures on August 31, 2003, provides a secured credit facility up to $97,938,000 in revolving credit facility borrowings and letters of credit. Advances under the credit facility are limited to the lesser of: (1) $97,938,000 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit, less outstanding letters of credit and outstanding amounts due on the Senior Notes, plus a seasonal supplemental.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries and a pledge of the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5,000,000 policy on the life of its Chairman, Ludwig Kuttner, and a $1,000,000 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. At December 31, 2002 there were $27,113,000 outstanding letters of credit. No advances were outstanding under the credit facility at December 31, 2002 or 2001, which resulted in availability for borrowing of approximately $12,532,000 under the credit facility at December 31, 2002.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company, including advances to Hampshire Investments, Limited and its subsidiaries (the "Non-Restricted Subsidiary").

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2002.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. Certain real properties of the Non-Restricted Subsidiary's are pledged as collateral for mortgages. The Revolving Credit Facility and the Senior Notes restrict the sale of assets, payments by the Company of cash dividends to stockholders, the repurchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at December 31, 2002. The Company is charged 1/8% on the unused balance of the credit facility.

The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed certain indebtedness of the Non-Restricted Subsidiary, for which he is paid a fee.

The maximum advanced outstanding during 2002 under the credit facility were $39,901,000. The average amount outstanding during 2002 was approximately $5,877,000. Outstanding letters of credit under the credit facility totaled approximately $27,113,000 at December 31, 2002.

Future contractual obligations related to long-term debt and noncancellable operating leases at December 31, 2002 were as follows:

(In thousands)

                     Total    2003    2004    2005    2006    2007  Thereafter
                    ----------------------------------------------------------
Operating leases    $ 3,168  $1,325  $  999  $  575  $  269  $  -    $  -
Long term debt       20,125   2,823   4,205   2,481   2,475   2,496   5,645
                    ----------------------------------------------------------
Total               $23,293  $4,148  $5,204  $3,056  $2,744  $2,496  $5,645
                    ==========================================================

At December 31, 2002 the Company had cash and cash equivalents totaling $67,620,000.

Net cash provided by operating activities was $51,699,000 for the year ended December 31, 2002, as compared to $23,922,000 for 2001. Net cash provided by operating activities during the year ended December 31, 2002 primarily resulted from net income of $17,048,000, a reduction of both inventory of $12,007,000 and receivables of $6,446,000, and an increase in accounts payable, accrued expenses and other liabilities of $12,658,000. The decrease in inventory and accounts receivable primarily resulted from the failure of a foreign supplier to provide production under contract. The increase in accounts payable, accrued expenses and other liabilities resulted primarily from the established reserves related to events from the failure of this foreign supplier of $8,741,000, and higher incentive bonus accruals of $2,984,000. Net cash provided by operating activities for the year ended December 31, 2001 resulted primarily from net income of $11,080,000 and a reduction of inventory of $6,483,000, which resulted primarily from the decrease in manufacturing and purchasing more finished product by letters of credit.

Net cash used in investing activities was $3,088,000 for the year ended December 31, 2002, as compared to net cash used in investing activities of $5,431,000 for 2001. During the years ended December 31, 2002 and 2001, the Company used $3,191,000 and $8,502,000, respectively, to purchase or renovate real property and make other investments. Additionally, during the year ended December 31, 2001, the Company received payments of $2,181,000 against certain notes receivable, primarily the promissory note due from Glamourette, and received $1,022,000 from the sale of certain Hampshire Investment assets. During the year ended December 31, 2002 collections on notes receivable was $261,000 and the proceeds from the sales of Hampshire Investment assets totaled $526,000.

Net cash used in financing activities was $9,709,000 for the year ended December 31, 2002, as compared to $326,000 for 2001. During the years ended December 31, 2002 and 2001, the Company used $10,590,000 and $3,957,000, respectively, for the repayment of long-term debt. Additionally during the year ended December 31, 2001, the Company had proceeds from the issuance of long-term debt of $3,287,000. As of December 31, 2002 and 2001, the Company had no borrowings under the credit facility.

Management believes that cash flow from operations, available borrowings under the credit facility and long-term borrowings will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis management evaluates its estimates, including those related to the allowance for doubtful notes and accounts, allowances for customer returns and adjustments, inventory reserves and for impairment of real property investments, long-term investments and other long-lived assets. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances For Doubtful Notes and Accounts and Customer Returns and Adjustments
-------------------------------------------------------------------------------
The Company maintains an allowance for doubtful notes and accounts for estimated losses resulting from customers' or other parties' failure to make payments on trade or notes receivable due to the Company. In addition, the Company maintains allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer, typically at the end of the selling seasons, which enable customers to markdown the retail sales prices of any remaining goods on hand. The estimates for these allowances and discounts are based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or other parties, and (4) specific agreements or negotiated amounts with customers.

If the financial condition of the Company's customers were to deteriorate and reduce the ability of the Company's customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional bad debt expense. Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers, additional allowances may be requested by customers. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse recorded allowances.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on a SKU by SKU basis to determine reserves, if any, that may be required. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Many of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less costs to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Impairment of Long-Lived Assets
-------------------------------
The Company's long-lived assets include real property investments, long-term investments, property and goodwill. The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. In accordance with SFAS No. 144, management assesses impairment of real property investments, long-term investments, and property whenever changes or events indicate that the carrying value may not be recoverable.

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

OUTLOOK

The Company believes that the primary reason for its success in recent years has been its ability to offer classic and new products and a high level of quality and services to its customers. Management is committed to continue to offer such quality and services to its customers. Management recognizes that price competition in the apparel market can adversely affect earnings of the Company.

The ability of the Company to compete is enhanced by its financial strength.

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

Seasonality
-----------
The Company's apparel business is highly seasonal. Approximately 75% of net sales occurred in the third and fourth quarters of fiscal 2002.

Effects of Changing Prices
--------------------------
The Company is subject to the effects of changing prices. It has generally been able to pass along a majority of inflationary increases in its costs by increasing the prices for its products; however, competitive conditions sometimes preclude such increases.

Recent Accounting Standards
---------------------------
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000. A reconciliation of the reported net income and income per share for the years ended December 31, 2002, 2001 and 2000, to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, are as follows:

(in thousands except per share data)                    2002     2001    2000
-------------------------------------------------------------------------------
Net income as reported                                $17,048  $11,080  $8,543
Add back amortization of goodwill, net of tax
  effect of $0, ($304) and ($146)                         -        543     546
-------------------------------------------------------------------------------
Adjusted net income                                   $17,048  $11,623  $9,089
-------------------------------------------------------------------------------

Basic net income per share as reported                  $3.62    $2.38   $2.00
Adjustment for add back of amortization expense,
  net of tax effect                                       -       0.12    0.13
-------------------------------------------------------------------------------
Adjusted basic net income per share                     $3.62    $2.50   $2.13
-------------------------------------------------------------------------------

Diluted net income per share as reported                $3.53    $2.37   $1.97
Adjustment for add back of amortization expense,
  net of tax effect                                       -       0.12    0.13
-------------------------------------------------------------------------------
Adjusted diluted net income per share                   $3.53    $2.49   $2.10
-------------------------------------------------------------------------------

In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company performs its annual impairment test during the fourth quarter of each year. During the fourth quarter of 2002, the Company completed its annual assessment of goodwill for impairment in accordance with SFAS No. 142 and determined that there was no impairment.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30 related to the disposal of a segment of a business. The adoption of SFAS No. 144 had no material effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 required reclassification of cooperative advertising expenses from selling, general and administrative expenses as a reduction of revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and selling, general and administrative expenses for the years ended December 31, 2002, 2001 and 2000 each decreased by $2,943,000, $2,123,000 and $1,510,000, respectively, with no effect on net income.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 146 will have on its financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosures required by the statement are effective for years beginning after December 15, 2002 and other disclosures are effective for the first quarter beginning after December 15, 2002. The Company continues to use the intrinsic value method. See Note 12 to the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of reviewing the effect, if any, that the adoption of Interpretation No. 45 will have on its financial position and results of operations.

Interpretation No. 45 also provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At December 31, 2002, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving Credit Facility and Senior Notes (the "Facilities") (see Note 8). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the period of the related Facilities.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the areas of changing interest rates and fluctuations of currency exchange rates. The Company is also exposed to market risk due to increased costs of raw materials for the Company's products.

The long-term debt of the Company is at fixed interest rates, which were primarily at market when the debt was issued, but were primarily above market on December 31, 2002. The impact of a 100 hypothetical basis point increase in interest rates on the Company's variable rate debt would be to increase interest expense for 2002 and 2001 by approximately $57,000 and $169,000, respectively. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required to be presented in Part III of this Annual Report on Form 10-K is omitted as the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year, which is incorporated herein by reference thereto.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required to be presented in Item 10 is incorporated herein by reference to the Company's 2003 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

The information concerning executive compensation required to be presented in
Item 11 is incorporated herein by reference to the Company's 2003 Proxy
Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required to be presented in Item 12 is incorporated herein by reference to the Company's 2003 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in Item 13 is incorporated herein by reference to the Company's 2003 Proxy Statement.

ITEM 14 - CONTROLS AND PROCEDURES

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

Within the 90 days prior to the date of this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation. Accordingly, no corrective actions have been required to be taken.

                                    PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (3) Exhibits

Exhibit No.                        Description                         Footnote
----------    -------------------------------------------------------  --------
              Exhibits Incorporated by References:
              -----------------------------------
(3)(A)        Restated Certificate of Incorporation of Hampshire
              Group, Limited.                                              1
(3)(A)(1)     Certificate of Amendment to the Certificate of
              Incorporation of Hampshire Group, Limited.                   1
(3)(A)(2)     Amended and Restated By-Laws of Hampshire Group, Limited.    1
(3)(B)(6)     Merger Agreement between Hampshire Designers, Inc. and
              Segue (America) Limited dated December 30, 1999.             3
(10)(A)(3)    Employment Agreement between Hampshire Group, Limited
              and Ludwig Kuttner dated as of January 1, 1998.              2
(10)(B)(1)    Form of Hampshire Group, Limited 1992 Stock Option Plan
              Amended and Restated effective June 7, 1995.                 1
(10)(C)(1)    Form of Hampshire Group, Limited and Affiliates Common
              Stock Purchase Plan for Directors and Executives Amended
              and Restated effective June 7, 1995.                         1
-------------------------------------------------------------------------------
                        (Exhibits continued on next page)

                      (Exhibits continued from previous page)

Exhibit No.                        Description                         Footnote
----------    -------------------------------------------------------  --------
(10)(D)(1)    Form of Hampshire Group, Limited and Subsidiaries 401(k)
              Retirement Savings Plan.                                     1
(10)(D)(2)    Form of Hampshire Group, Limited Voluntary Deferred
              Compensation Plan for Directors and Executives Amended
              and Restated December 30, 1997.                              1
(10)(H)(1)    Note Purchase Agreement between Hampshire Group, Limited
              Phoenix Home Life Mutual Insurance Company and
              The Ohio National Life Insurance Company dated May 15, 1998. 2
(10)(J)(5)    Renewed Lease Agreement between Hampshire Designers, Inc.
              and Commerce Center Associates, Inc. for the Company's
              Anderson, South Carolina corporate offices dated August 1,
              1998.                                                        2
(10)(J)(6)    Renewed Lease Agreement between Hampshire Designers, Inc.
              and Commerce Center Associates, Inc. for the Company's
              Anderson, South Carolina distribution center dated
              August 1, 1998.                                              2
(10)(J)(7)    Lease Agreement between Hampshire Designers, Inc. and Peter
              Woodworth and Joyce Woodworth for the Winona, Minnesota
              Distribution Center dated June 15, 1999.                     3
(10)(M)       Agreement between Glamourette Fashion Mills, Inc. and The
              Commonwealth of Puerto Rico on Repatriation of Earnings
              (the "Closing Agreement"), dated June 30, 1993.              1
(10)(U)       Agreement between Hampshire Designers, Inc. and Vision
              Legwear LLC, dated May 27, 1999 for the disposal of the
              hosiery business.                                            4
4.1           Amendment No. 1, dated September 5, 2000 to the Note
              Purchase Agreement, dated as of May 15, 1998, among the
              Company, the Guarantors named therein, Phoenix Home Life
              Mutual Insurance Company and the Ohio National Life
              Insurance Company.                                           5
10.1          Asset Purchase Agreement among Vintage III, Inc.,
              Hampshire Group, Limited, Item-Eyes, Inc. and certain other
              parties, dated June 26, 2000.                                5
10.2          Amended and Restated Credit Agreement and Guaranty among
              Hampshire Group, Limited, the Guarantors named therein,
              the Banks named therein and The Chase Manhattan Bank as agent
              for the Banks, dated September 5, 2000.                      5
10.3          Term Loan Agreement between Merchants National Bank and
              Hampshire Group, Limited dated as of September 20, 2000.     6
-------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K.
(3) Incorporated by reference to the Company's 1999 Annual Report on Form 10-K.
(4) Incorporated by reference to the Company's June 15, 1999 Report on Form 8-K.
(5) Incorporated by reference to the Company's September 15, 2000 Report on
    Form 8-K.
(6) Incorporated by reference to the Company's November 9, 2000 Report on
    Form 8-K/A.
-------------------------------------------------------------------------------
                        (Exhibits continued on next page)

                    (Exhibits continued from previous page)

Exhibits filed herewith:
-----------------------
Exhibit No.                        Description                         Footnote
----------    -------------------------------------------------------  --------
21            Subsidiaries of the Company.

23            Consent of Deloitte & Touche LLP.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the quarter.

     No reports were filed on Form 8-K during the quarter ended
     December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson and the State of South Carolina on this 27th day of March 2003.

                                    HAMPSHIRE GROUP, LIMITED


                                    By: /s/ LUDWIG KUTTNER
                                    -------------------------------
                                    Ludwig Kuttner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ LUDWIG KUTTNER      Chairman of the Board of Directors,      March 27, 2003
----------------------  President and Chief Executive Officer    --------------
Ludwig Kuttner

/s/ JOEL GOLDBERG       Director                                 March 27, 2003
----------------------                                           --------------
Joel Goldberg

/s/ MICHAEL C. JACKSON  Director                                 March 27, 2003
----------------------                                           --------------
Michael C. Jackson

/s/ RICHARD V. ROMER    Director                                 March 27, 2003
----------------------                                           --------------
Richard V. Romer

/s/ HARVEY L. SPERRY    Director                                 March 27, 2003
----------------------                                           --------------
Harvey L. Sperry

/s/ EUGENE WARSAW       Director                                 March 27, 2003
----------------------                                           --------------
Eugene Warsaw

/s/ PETER W. WOODWORTH  Director                                 March 27, 2003
----------------------                                           --------------
Peter W. Woodworth

/s/ WILLIAM W. HODGE    Vice President and Chief Financial       March 27, 2003
----------------------  Officer (Principal Financial Officer     --------------
William W. Hodge        and Principal Accounting Officer)

CERTIFICATION

I, Ludwig Kuttner, certify that:

1. I have reviewed this annual report on Form 10-K of Hampshire Group, Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Ludwig Kuttner
------------------
Ludwig Kuttner
President and Chief Executive Officer

CERTIFICATION

I, William W. Hodge, certify that:

1. I have reviewed this annual report on Form 10-K of Hampshire Group, Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ William W. Hodge
--------------------
William W. Hodge
Chief Financial Officer

                            HAMPSHIRE GROUP, LIMITED
                   Index To Consolidated Financial Statements

                                                                    Page
Report of Independent Accountants                                    F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Income                                    F-4

Consolidated Statements of Comprehensive Income                      F-5

Consolidated Statements of Cash Flows                             F-6 - F-7

Consolidated Statements of Stockholders' Equity                      F-8

Notes to Consolidated Financial Statements                        F-9 - F-26

Financial Statement Schedules

    II.  Valuation and Qualifying Accounts and Reserves              F-28

    III.  Real Property and Accumulated Depreciation              F-29 - F-30

Quarterly Financial Data                                             F-31

Report of Independent Accountants


To the Board of Directors and Stockholders
  of Hampshire Group, Limited
Anderson, South Carolina


We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and its Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index on F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ Deloitte & Touche
----------------------
Deloitte & Touche

March 10, 2003


HAMPSHIRE GROUP, LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS

December 31,                                           2002           2001
-----------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                          $ 67,620       $ 28,686
  Accounts receivable trade - net                      27,474         34,691
  Notes and other receivables - net                     2,189          1,429
  Inventories - net                                    14,732         26,739
  Deferred tax assets                                   8,168          5,216
  Other current assets                                    930            407
                                                    -------------------------
    Total current assets                              121,113         97,168
                                                    -------------------------
Property, plant and equipment - net                     2,315          2,170
Real property investments - net                        28,200         29,380
Long-term investments - net                             4,315          3,806
Notes receivable                                          271            521
Trading securities held in retirement trust               833          1,142
Deferred tax assets                                       904          2,049
Goodwill                                                8,020          8,020
Other assets                                              506            681
                                                    -------------------------
                                                     $166,477       $144,937
                                                    =========================
-----------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Current portion of long-term debt                  $  2,823       $  7,721
  Accounts payable                                      6,408          5,418
  Accrued expenses and other liabilities               28,382         16,714
                                                     ------------------------
    Total current liabilities                          37,613         29,853
Long-term debt, less current portion                   17,302         21,738
Deferred compensation                                   2,575          2,117
                                                     ------------------------
    Total liabilities                                  57,490         53,708
                                                     ------------------------
Commitments and contingencies
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock, $0.10 par value; 4,721,911 (2002) and
  4,707,216 (2001) shares issued and 4,720,591 (2002)
  and 4,693,142 (2001) shares outstanding                 472            471
Additional paid-in capital                             31,484         31,229
Retained earnings                                      76,526         59,581
Accumulated other comprehensive gain                      532             76
Treasury stock, 1,320 (2002) and 14,074 (2001)
  shares at cost                                          (27)          (128)
                                                     ------------------------
  Total stockholders' equity                          108,987         91,229
                                                     ------------------------
                                                     $166,477       $144,937
                                                     ========================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

Year Ended December 31,                            2002      2001      2000
------------------------------------------------------------------------------
Net sales                                        $293,268  $261,361  $195,372
Cost of goods sold                                210,336   192,546   155,721
                                                 -----------------------------
 Gross profit                                      82,932    68,815    39,651
Rental revenue                                      3,194     2,594     2,281
                                                 -----------------------------
                                                   86,126    71,409    41,932
Selling, general and administrative expenses       54,259    47,656    31,188
Net loss (gain) on sale of property, plant and
  equipment and related charges                       -       2,618    (2,308)
Net investment transactions and impairment
  charges                                           3,277       876       465
                                                 -----------------------------
Income from operations                             28,590    20,259    12,587
Other income (expense):
  Interest expense                                 (2,016)   (3,431)   (3,410)
  Interest income                                     476       561     1,353
  Other - net                                          98      (109)     (214)
                                                 -----------------------------
Income from continuing operations before
  provision for income taxes                       27,148    17,280    10,316
Income tax (provision) benefit:
  Current                                         (11,907)   (7,503)   (2,157)
  Deferred                                          1,807     1,303       (14)
                                                 -----------------------------
Income from continuing operations                  17,048    11,080     8,145
Gain on disposal of discontinued operations
  - net of income tax provision of $235 (2000)        -         -         398
                                                 -----------------------------
Net income                                       $ 17,048  $ 11,080  $  8,543
                                                 =============================
------------------------------------------------------------------------------
Income per share from             Basic             $3.62     $2.38     $1.91
  continuing operations:                         =============================
                                  Diluted           $3.53     $2.37     $1.88
                                                 =============================
Net income per share:             Basic             $3.62     $2.38     $2.00
                                                 =============================
                                  Diluted           $3.53     $2.37     $1.97
                                                 =============================
Weighted average number           Basic             4,711     4,661     4,265
  of shares outstanding:                         =============================
                                  Diluted           4,834     4,674     4,341
                                                 =============================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Year Ended December 31,                            2002       2001       2000
------------------------------------------------------------------------------
Net income                                       $17,048    $11,080     $8,543
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
    Unrealized holding (losses) on securities        -          -         (128)
    Reclassification adjustment for
      amount included in net income                  -          -          658
                                                 ------------------------------
    Other comprehensive gain on securities           -          -          530
    Income tax (provision) on securities             -          -         (196)
                                                 ------------------------------
    Unrealized gains on securities                   -          -          334
Foreign currency translation adjustment              456        151        (75)
                                                 ------------------------------
Comprehensive income                             $17,504    $11,231     $8,802
                                                 ==============================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,                            2002       2001       2000
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                     $17,048    $11,080     $8,543
  Gain from disposal of discontinued operations      -          -         (398)
                                                 ------------------------------
  Income from continuing operations               17,048     11,080      8,145
  Adjustments to reconcile income from
    continuing operations to net cash provided
    by operating activities:
      Depreciation and amortization                2,056      2,619      3,408
      Asset impairment charges and provision
        for uncollectible notes                    3,140      4,192        787
      Gain on sale of manufacturing facilities       -          -         (632)
      Loss (gain) on foreign currency valuation     (348)        57         64
      Gain on termination of equipment lease         -          -         (296)
      Gain on sale of real estate investment        (110)      (652)      (735)
      Loss (gain) on other sales of property
        and equipment                                109        -         (929)
      Loss on sale of available-for-sale
        securities                                   -          -          318
      Deferred income tax provision (benefit)     (1,807)    (1,303)        14
      Deferred compensation costs for executive
        officers                                     775        579        357
      Tax benefit relating to Common Stock plans      73          6         26
      Net change in operating assets and
        liabilities, net of effects of acquired
        company:
        Receivables                                6,446       (880)       127
        Inventories                               12,007      6,483     11,943
        Accounts payable, accrued expenses and
          other liabilities                       12,658        941      3,022
        Other assets                                (348)       800        392
                                                 ------------------------------
      Net cash provided by continuing operations  51,699     23,922     26,011
      Net cash provided by discontinued
        operations                                   -          -          398
                                                 ------------------------------
      Net cash provided by operating activities   51,699     23,922     26,409
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Cash used for business acquisition                 -          -      (44,069)
  Capital expenditures                              (932)      (294)      (186)
  Proceeds from sale of real estate investments      526      1,022        990
  Proceeds from long-term investments                240        711        -
  Purchase of real property and other investments (3,191)    (8,502)    (9,039)
  Proceeds from sales of property, plant and
    equipment                                          8         11      6,415
  Proceeds from sale of available-for-sale
    securities                                       -          -           35
  Loans and advances                                 -         (560)    (1,852)
  Repayments of loans and advances                   261      2,181      3,049
                                                 ------------------------------
    Net cash used in investing activities         (3,088)    (5,431)   (44,657)
-------------------------------------------------==============================

        (Consolidated Statements of Cash Flows continued on next page.)


      (Consolidated Statements of Cash Flow continued from previous page.)

Year Ended December 31,       (in thousands)        2002       2001       2000
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt            708      3,287      6,916
  Debt issuance costs                                 -          -         (563)
  Repayment of long-term debt                     (10,590)    (3,957)    (2,174)
  Proceeds from issuance of Common Stock              183        413        450
  Repurchase of Common Stock warrants                 -          -         (133)
  Payments of deferred compensation                    (8)        (8)        (8)
  Proceeds from issuance of treasury stock            263         77        446
  Purchases of treasury stock                        (265)      (138)       -
                                                --------------------------------
    Net cash (used in) provided by
     financing activities                          (9,709)      (326)     4,934
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                32          4        -
Net increase (decrease) in cash and cash
  equivalents                                      38,934     18,169    (13,314)
Cash and cash equivalents - beginning of year      28,686     10,517     23,831
                                                --------------------------------
Cash and cash equivalents - end of year           $67,620    $28,686    $10,517
------------------------------------------------================================

Supplementary disclosure of cash flow information
--------------------------------------------------------------------------------
Cash paid during the year for:    Interest        $ 2,097    $ 3,877     $2,890
                                  Income taxes     12,541      4,914        413
Non-cash investing and financing activities:
  Settlement of long-term debt upon sale of
    real property                                     -          -        1,376
  Settlement of long-term debt upon sale of
    property, plant and equipment                     -          -        1,050
  Note receivable from sale of property, plant
    and equipment                                     -          -        5,118
  Issuance of Common Stock for business acquisition   -          -        2,723
  Issuance of Subordinated Notes payable for
    business acquisition                              -          -        2,100
  Treasury stock acquired from options exercised      -          -          203
  Sale of investments to related party, settled by
    forgiveness of certain liabilities owed to
    related party                                     -          -          775

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                                        Accumulated
                                                                           Other
                                                   Additional            Comprehen-
Years Ended December 31,           Common Stock     Paid-In    Retained   sive Gain   Treasury
2000, 2001 and 2002              Shares    Amount   Capital    Earnings    (Loss)     Stock      Total
--------------------------------------------------------------------------------------------------------
Balance - December 31, 1999      4,115,314  $418   $27,762     $40,182    ($334)     ($702)    $ 67,326
Net income for the year                -     -         -         8,543      -          -          8,543
Shares issued for business
  acquisition                      395,382    40     2,683         -        -          -          2,723
Shares issued under warrant
  exercise                          72,727     7       443         -        -          -            450
Repurchase of stock warrants           -     -         (98)        (35)     -          -           (133)
Purchase of treasury stock         (22,657)  -         -           -        -         (203)        (203)
Shares issued under the
  Common Stock plans                84,227   -         -          (189)     -          838          649
Tax benefit relating to
  Common Stock plans                   -     -          26         -        -          -             26
Deferred compensation payable
  in Company shares                345,952   -         -           -        -        3,129        3,129
Shares held in trust for deferred
  compensation liability          (345,952)  -         -           -        -       (3,129)      (3,129)
Reclassification adjustment on
  sale of securities for amount
  included in net income               -     -         -           -        334        -            334
Unrealized loss on currency
  translation                          -     -         -           -        (75)       -            (75)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 2000      4,644,993   465    30,816      48,501      (75)       (67)      79,640
Net income for the year                -     -         -        11,080      -          -         11,080
Purchase of treasury stock         (16,760)  -         -           -        -         (138)        (138
Shares issued under the
  Common Stock plans                64,909     6       407         -        -           77          490
Tax benefit relating to
  Common Stock plans                   -     -           6         -        -          -              6
Deferred compensation payable
  in Company shares                364,958   -         -           -        -        3,229        3,229
Shares held in trust for deferred
  compensation liability          (364,958)  -         -           -        -       (3,229)      (3,229)
Unrealized gain on currency
  translation                          -     -         -           -        151        -            151
--------------------------------------------------------------------------------------------------------
Balance - December 31, 2001      4,693,142   471    31,229      59,581       76       (128)      91,229
Net income for the year                -     -         -        17,048      -          -         17,048
Purchase of treasury stock         (13,136)  -         -           -        -         (265)        (265)
Shares issued under the
  Common Stock plans                40,585     1       182        (103)     -          366          446
Tax benefit relating to
  Common Stock plans                   -     -          73         -        -          -             73
Deferred compensation payable
  in Company shares                376,765   -         -           -        -        3,394        3,394
Shares held in trust for deferred
  compensation liability          (376,765)  -         -           -        -       (3,394)      (3,394)
Unrealized gain on currency
  translation                          -     -         -           -        456        -            456
--------------------------------------------------------------------------------------------------------
Balance-December 31, 2002        4,720,591  $472   $31,484     $76,526     $532     ($  27)    $108,987
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Critical and Other Significant Accounting Policies

Organization
------------
Hampshire Group, Limited (the "Company"), through its subsidiaries, engages in the apparel business and invests principally in real property. The Company, with headquarters in Anderson, South Carolina, operates in two segments, Apparel and Investments. The Company's apparel products are sold primarily in the United States through various retail and catalog companies. The investment company, with subsidiaries located in the Cayman Islands and the Czech Republic, principally purchases real properties located primarily in the United States, Russia and Eastern Europe, for the purpose of holding as long-term investments.

The critical and other significant accounting policies used in the preparation of the accompanying consolidated financial statements are as follows:

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

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances For Doubtful Notes and Accounts and Customer Returns and Adjustments
-------------------------------------------------------------------------------
The Company maintains an allowance for doubtful notes and accounts for estimated losses resulting from customers' or other parties' failure to make payments on trade or notes receivable due to the Company. In addition, the Company maintains allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer, typically at the end of the selling seasons, which enable customers to markdown the retail sales prices of any remaining goods on hand. The estimates for these allowances and discounts are based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or other parties, and (4) specific agreements or negotiated amounts with customers.

If the financial condition of the Company's customers were to deteriorate and reduce the ability of the Company's customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional bad debt expense. Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers, additional allowances may be requested by customers. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse recorded allowances.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on a SKU by SKU basis to determine reserves, if any, that may be required. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Many of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less costs to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Impairment of Long-Lived Assets
-------------------------------
The Company's long-lived assets include real property investments, long-term investments, property and goodwill. The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. In accordance with SFAS No. 144, management assesses impairment of real property investments, long-term investments, and property whenever changes or events indicate that the carrying value may not be recoverable.

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

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries, including Hampshire Designers, Inc. ("Hampshire Designers"); Item-Eyes, Inc. ("Item-Eyes"), since its acquisition on August 20, 2000; and Hampshire Investments, Limited and its subsidiaries, HIL, Inc., located in the Cayman Islands, and Hampshire Praha, s.r.o. (70% owned) located in the Czech Republic (collectively, "Hampshire Investments"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2002 and 2001, interest bearing amounts were approximately $62.6 million and $26.2 million, respectively. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO") for all inventory except for approximately 5% and 14% of the inventory at December 31, 2002 and 2001, respectively, for which cost is determined using the last-in, first-out method ("LIFO").

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

Real Property Investments
-------------------------
Real property investments are recorded at cost. The Company provides for depreciation using the straight-line method over 15 years, or 39 years for new construction, which is the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction. Gains and losses on the sale of real property investments and impairment charges related to such investments are classified as "net investment transactions and impairment charges" in the accompanying consolidated statements of income.

Long-Term Investments
---------------------
Long-term investments, consisting primarily of common stock of non-publicly traded companies and investments in domestic real estate partnerships, are recorded either at cost or by using the equity method of accounting depending on the Company's ownership percentage in the investments. Gains and losses from the sale of long-term investments and any impairment charges related to such investments are classified as "net investment transactions and impairment charges" in the accompanying consolidated statements of income.

Goodwill
--------
Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. Beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill amortization ceased. Prior to January 1, 2002, goodwill was amortized under the straight-line method over the estimated useful life of 20 years. In addition, goodwill is reviewed for impairment at least annually or more often if impairment indicators exist. See "New Accounting Standards".

Foreign Currency Transactions and Translation
---------------------------------------------
Foreign currency transactions are translated into U.S. dollars at prevailing exchange rates. The balance sheets of the Company's consolidated foreign subsidiaries, excluding equity, are translated into U.S. dollars at current exchange rates at year-end. The statement of operations for the Company's consolidated foreign subsidiaries are translated at the annual average exchange rates. Net transaction gains (losses) for the years ended December 31, 2002, 2001 and 2000 totaled approximately $348,000, ($57,000) and ($64,000), respectively, and were recorded as other income or (expenses) in the accompanying consolidated statements of income.

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities and long-term debt. The fair value of long-term debt is disclosed in Note 8. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2002 and 2001, due to the short-term nature of the items.

Revenue Recognition
-------------------
The Company recognizes apparel sales revenue upon shipment of goods to customers (net of the Company's estimate of returns and allowances) and rental revenue is recognized on a straight-line basis over the terms of the related leases.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2002, 2001 and 2000 totaled approximately $459,000, $812,000 and $516,000, respectively. See "New Accounting Standards".

Shipping Costs
--------------
Costs to ship products to customers are expensed as incurred and are included in selling, general and administrative expenses. Total shipping costs for the years ended December 31, 2002, 2001 and 2000 totaled approximately $1,011,000, $713,000 and $562,000, respectively.

Income Taxes
------------
Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Earnings Per Common Share
-------------------------
Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At December 31, 2002 and 2001, the Company had one item, unrealized gain on foreign currency translation, that remains a component of other comprehensive income.

Presentation of Prior Year Data
-------------------------------
Certain reclassifications have been made to prior year's data to conform with the current-year presentation.

Recent Accounting Standards
---------------------------
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000. A reconciliation of the reported net income and income per share for the years ended December 31, 2002, 2001 and 2000, to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, are as follows:

(in thousands, except per share data)              2002      2001      2000
-----------------------------------------------------------------------------
Net income as reported                           $17,048   $11,080    $8,543
Add back amortization of goodwill,
  net of tax effect of $0, ($304) and ($146)         -         543       546
-----------------------------------------------------------------------------
Adjusted net income                              $17,048   $11,623    $9,089
-----------------------------------------------------------------------------

Basic net income per share as reported             $3.62     $2.38     $2.00
Adjustment for add back of amortization
  expense, net of tax effect                         -        0.12      0.13
-----------------------------------------------------------------------------
Adjusted basic net income per share                $3.62     $2.50     $2.13
-----------------------------------------------------------------------------

Diluted net income per share as reported           $3.53     $2.37     $1.97
Adjustment for add back of amortization expense,
  net of tax effect                                  -        0.12      0.13
-----------------------------------------------------------------------------
Adjusted diluted net income per share              $3.53     $2.49     $2.10
-----------------------------------------------------------------------------

In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company performs its annual impairment test during the fourth quarter of each year. During the fourth quarter of 2002, the Company completed its annual assessment of goodwill for impairment in accordance with SFAS No. 142 and determined that there was no impairment.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principal Board Opinion ("APB") No. 30 related to the disposal of a segment of a business. The adoption of the Accounting Principal Board Opinion ("APB") SFAS No. 144 had no material effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 required reclassification of cooperative advertising expenses from selling, general and administrative expenses as a reduction from revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and selling, general and administrative expenses for the years ended December 31, 2002, 2001 and 2000 each decreased by $2,943,000, $2,123,000 and $1,510,000, respectively, with no effect on net income.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 146 will have on its financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosures required by the statement are effective for years ending after December 15, 2002 and other disclosures are effective for the first quarter beginning after December 15, 2002. The Company continues to use the intrinsic value method.

SFAS No. 123, as amended by SFAS No. 148, allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25 (the "intrinsic method"), which the Company has elected to use because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2002, 2001, or 2000. Additionally, in accordance with SFAS No. 123 as amended, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and basic and diluted earnings per share would have been reduced as per the "pro forma" amounts in the following table.

In order to estimate compensation cost under SFAS No. 123, the Black-Scholes model was employed using the assumptions set forth below:

                                                 2002(1)   2001      2000
--------------------------------------------------------------------------
Expected life (years)                             -        5.9       6.5
Expected volatility                               -       24.3%     15.9%
Dividend yield                                    -        0.0%      0.0%
Risk-free interest rate                           -        4.8%      5.5%
--------------------------------------------------------------------------
Weighted-average fair value
  of options granted                            $ -       $3.02     $1.38
==========================================================================
(1) There were no options granted during the year ended December 31, 2002.

The compensation costs and effect on net income and basic and diluted earnings per share had compensation cost been determined in accordance with SFAS No.123 are set forth below:

(in thousands, except for per share data)        2002      2001      2000
---------------------------------------------------------------------------
Net income                       As reported   $17,048   $11,080    $8,543
Compensation cost, net of tax                       78        92       121
                                               ----------------------------
                                 Pro forma     $16,970   $10,988    $8,422
===========================================================================
Basic earnings per share:        As reported     $3.62     $2.38     $2.00
                                               ----------------------------
                                 Pro forma       $3.60     $2.36     $1.97
===========================================================================
Diluted earnings per share:      As reported     $3.53     $2.37     $1.97
                                               ----------------------------
                                 Pro forma       $3.51     $2.35     $1.94
===========================================================================

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of reviewing the effect, if any, that the adoption of Interpretation No. 45 will have on its financial position and results of operations.

Interpretation No. 45 also provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At December 31, 2002, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving

Credit Facility and Senior Notes (the "Facilities") (see Note 8). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the period of the related Facilities.

Note 2 - Accounts Receivable and Major Customers

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral for its trade receivables. At December 31, 2002 and 2001, the accounts receivable are stated net of allowances for doubtful accounts and returns and allowances of approximately $13,057,000 and $6,830,000, respectively.

The Company sells principally to department stores, catalog companies, specialty stores, mass merchandisers and other retailers located in the United States. The Company had sales to three major customers (defined as sales in excess of 10% of total sales) for the year ended December 31, 2002 which represented 14%, 11% and 11% of total sales; three major customers for the year ended December 31, 2001 which represented 14%, 11% and 10% of total sales, and two major customers for the year ended December 31, 2000 which represented 15% and 14% of total sales. At December 31, 2002 and 2001, 55% and 38%, respectively, of the total trade receivables were due from these major customers.

Note 3 - Inventories

Inventories at December 31, 2002 and 2001 consist of the following:

(in thousands)                                               2002      2001
-----------------------------------------------------------------------------
Finished goods                                             $13,246   $21,922
Work-in-progress                                               205     1,697
Raw materials and supplies                                   1,518     3,774
-----------------------------------------------------------------------------
                                                            14,969    27,393
Less - Excess of current cost
  over LIFO carrying value                                    (237)     (654)
-----------------------------------------------------------------------------
Total                                                      $14,732   $26,739
=============================================================================

At December 31, 2002 and 2001 approximately 5% and 14% of total inventories were valued using the LIFO method, respectively.

Note 4 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2002 and 2001 consist of the following:
                                              Estimated
                                                Useful
(in thousands)                                   Lives       2002     2001
-----------------------------------------------------------------------------
Buildings and improvements                      20 years    $  754    $  754
Leasehold improvements                        5-10 years     1,041       935
Machinery and equipment                        3-7 years     2,881     2,932
Furniture and fixtures                         3-7 years       977       949
Transportation equipment                       3-5 years       141       100
Construction in process                                          9       -
-----------------------------------------------------------------------------
Total cost                                                   5,803     5,670
Less - Accumulated depreciation                             (3,488)   (3,500)
-----------------------------------------------------------------------------
Total                                                       $2,315    $2,170
=============================================================================

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $777,000, $756,000 and $1,912,000, respectively. See Note 14 for further discussion regarding the sale of assets during 2000.

Note 5 - Real Property and Long-Term Investments

The Company has made direct investments in real property for the purpose of generating rental revenue and asset appreciation. These properties consist of commercial and residential facilities in the United States, Europe and Russia and are carried at historical cost, net of impairment charges totaling $5,232,000, including $3,140,000 recognized in 2002 and $242,000 recognized in 2001.
                           Real Property Investments
                           -------------------------
(in thousands)                                                2002      2001
------------------------------------------------------------------------------
Commercial and residential property:
  United States                                             $17,005   $21,784
  Europe                                                     10,166     7,973
  Russia                                                      4,161     3,273
------------------------------------------------------------------------------
                                                             31,332    33,030
Less - Accumulated depreciation                              (3,132)   (3,650)
------------------------------------------------------------------------------
Total                                                       $28,200   $29,380
==============================================================================

Depreciation is provided over the estimated useful lives of the property, which is 15 years, or 39 years for new construction. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,279,000, $1,016,000 and $822,000, respectively.

Long-term investments consist primarily of common stock of non-publicly traded companies and investments in domestic real estate partnerships. Management intends to hold these investments on a long-term basis. The carrying values set forth below are shown net of asset impairment charges totaling $2,647,000, including $1,272,000 recognized in 2001 and $300,000 recognized in 2000 for certain foreign assets deemed to be permanently impaired.

                             Long-Term Investments
                             ---------------------
(in thousands)                                                2002      2001
------------------------------------------------------------------------------
United States                                                $3,618    $3,109
Europe                                                          566       566
Russia                                                          131       131
------------------------------------------------------------------------------
Total                                                        $4,315    $3,806
==============================================================================

Costs associated with the Company's rental activities are included in selling, general and administrative expense for the years ended December 31, 2002, 2001 and 2000 and totaled approximately $2,403,000, $2,034,000 and $1,646,000, respectively.

"Net investment transactions and impairment charges" reported in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 are as follows:

(in thousands)                                      2002      2001      2000
------------------------------------------------------------------------------
Impairment of foreign long-term investments                  $1,272      $300
Impairment of real property                        $3,140       242       -
(Gain) on sale of real property                      (110)     (652)     (735)
Impairment of notes receivable                        -          60       147
Loss on available for sale securities                 -         -         658
Other investments (gains) and losses - net            247       (46)       95
------------------------------------------------------------------------------
Total                                              $3,277    $  876      $465
==============================================================================

In the fourth quarter of 2002, as a result of cost overruns, an extended construction period and a reduction in projected rental revenue due to a softening in real estate market conditions, the Company recorded a $3,140,000 impairment charge for its recently completed real property project in Charlottesville, Virginia. The fair value of the property was based on an appraisal obtained by the Company which also approximated the discounted cash flows.

Note 6 - Goodwill

Activity in goodwill for the years ended December 31, 2002, 2001 and 2000 are as follows:

(in thousands)                                      2002      2001      2000
------------------------------------------------------------------------------
Balance - beginning of year                        $8,020    $9,692    $2,553
Amortization for the year                             -        (847)     (692)
Addition from acquisition of Item-Eyes, Inc.          -         -       8,650
Impairment of goodwill                                -        (825)      -
Write-off upon sale of manufacturing facilities       -         -        (819)
------------------------------------------------------------------------------
Balance - end of year                              $8,020    $8,020    $9,692
==============================================================================

Accumulated amortization of goodwill at December 31, 2001 and 2000 was approximately $1,142,000 and $2,703,000, respectively. The Company's Apparel segment recognized impairment of goodwill in 2001, due to the permanent decline in the business of one of the divisional operations and its estimated deficiencies in future cash flows. The impairment charge was recorded in "net loss on sale of property, plant and equipment and related charges" in the accompanying consolidated statement of income.

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2002 and 2001 consist of the following:

(in thousands)                                                2002      2001
------------------------------------------------------------------------------
Compensation                                                $ 8,182   $ 5,341
Reserve for dispute - foreign supplier                        7,515       -
Income taxes                                                  4,549     4,686
Co-op advertising                                             1,450     1,450
Royalties                                                     1,306     1,303
Other                                                         5,380     3,934
------------------------------------------------------------------------------
Total                                                       $28,382   $16,714
==============================================================================

During the fourth quarter of 2002, the Company was advised that one of its primary foreign suppliers would not be able to deliver finished product as agreed, due to difficulties the supplier had with the United States Customs Department and its local government. As a result of this supplier's failure to meet its obligations to the Company, the Company has established a reserve in the amount of $7,515,000 for estimated costs of inventory purchases and losses for matters arising from this event. Additionally, the Company has recorded a reserve of $1,226,000, included under "other" above, for estimated lost margin and additional costs for replacement product committed to be shipped to customers during the first quarter of 2003.

Note 8 - Borrowings

Revolving Credit Facilities
---------------------------
The Company's Revolving Credit Facility, which matures on August 31, 2003, provides a secured credit facility up to $97.9 million in revolving credit facility borrowings and letters of credit. Advances under the credit facility are limited to the lesser of: (1) $97.9 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit, less outstanding letters of credit and outstanding amounts due on the Senior Notes, plus a seasonal supplemental.

Advances under the facility bear interest at either the bank's prime rate or, at the option of the Company, a fixed rate of LIBOR plus 2.25%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries and a pledge of the Common Stock of all subsidiaries. The Company has also pledged as collateral two insurance policies, a $5 million policy on the life of its Chairman and a $1 million policy on the life of the Chief Executive Officer of Item-Eyes, Inc. At December 31, 2002 there were $27.1 million outstanding letters of credit. No advances were outstanding under the credit facility at December 31, 2002 or 2001, which resulted in availability for borrowing of approximately $12.5 million under the credit facility at December 31, 2002.

Long-Term Debt - Long-term debt at December 31, 2002 and 2001 consists of the following:
                                                                (in thousands)
                                                                2002     2001
--------------------------------------------------------------------------------
Senior Notes payable to two insurance companies due in
  semi-annual installments of $937,500 commencing January 2,
  2001 through 2008, plus interest at 8% per annum,
  collateralized pari passu with the Revolving Credit
  Facility                                                     $ 9,375  $11,250
Debt collateralized by real property
------------------------------------
  Note payable to a mortgage company in monthly
    installments of  $12,326, including interest at 7.36%
    through 2008, and a final balloon payment of $1,370,000
    on September 1, 2008                                         1,580    1,609
  Note payable to a bank in monthly installments of $13,553, including interest at 7.50% through 2004, and a final balloon
    payment of $1,726.000 on October 1, 2004                     1,745    1,775
  Note payable to a bank in monthly installments of $8,992,
    including interest at 6.25% through 2019                     1,106    1,139
  Notes payable to a foreign bank in Euros, quarterly
    installments of approximately 43,800 US Dollars, including
    interest at rates from 6.5% to 7.5% through 2004             1,109    1,206
  Notes payable to foreign bank in Euros and Czech Koruna,
    quarterly installments of approximately 108,600 US Dollars,
    including interest at rates from 6.5% to 7.25% through 2015  3,725    2,937
  Real estate note payable, interest at 8% due semi-annually,
    principal due August 2003                                      313      408
  Other notes payable due in monthly installments of $5,600, including interest at various rates from 3.00% to 4.75%,
    with maturities through 2010                                   456      899
  Construction notes payable to two banks; repaid in 2002          -      3,000
Debt collateralized by machinery and equipment
----------------------------------------------
Note payable in monthly installments of approximately $5,030,
  including interest at 4.875% through 2005                        138       20
Subordinated debt (subordinated to the Revolving Credit
  Facility and Senior Notes); repaid in 2002                       -      1,863
Unsecured debt
  Note payable to a bank; repaid in 2002                           -      2,678
  Other notes payable                                              578      675
--------------------------------------------------------------------------------
Total long-term debt                                            20,125   29,459
Less - Amount payable within one year                           (2,823)  (7,721)
--------------------------------------------------------------------------------
Amount payable after one year                                  $17,302  $21,738
================================================================================

Financial Covenants
-------------------
Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company, including advances to Hampshire Investments, Limited and its subsidiaries (the "Non-Restricted Subsidiary").

The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2002.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. Certain of the Non-Restricted Subsidiary 's real properties are pledged as collateral for mortgages. The Revolving Credit Facility and the Senior Notes restrict the sale of assets, payments by the Company of cash dividends to stockholders, the repurchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at December 31, 2002. The Company is charged 1/8% on the unused balance of the credit facility.

Other
-----
The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed certain indebtedness of the Non-Restricted Subsidiary, for which he is paid a fee.

Maturities of long-term debt as of December 31, 2002 are as follows:

Year            (in thousands)
-------------------------------------------------------------------------------
2003                                                                   $ 2,823
2004                                                                     4,205
2005                                                                     2,481
2006                                                                     2,475
2007                                                                     2,496
Thereafter                                                               5,645
-------------------------------------------------------------------------------
Total                                                                  $20,125
===============================================================================

The net book value of the assets collateralizing the debt on real property at December 31, 2002 was approximately $16.2 million. The fair value of the long-term debt at December 31, 2002 and 2001, based on current market interest rates discounted to present value, was approximately $21.0 million and $29.8 million, respectively.

Note 9 - Income Taxes

The domestic, Puerto Rico and foreign components of income (loss) from continuing operations before income taxes are as follows:

(in thousands)                                       2002      2001      2000
-------------------------------------------------------------------------------
Domestic                                           $26,827   $18,820   $ 7,091
Puerto Rico                                            -        (469)    3,993
Foreign                                                321    (1,071)     (768)
-------------------------------------------------------------------------------
Income before income taxes                         $27,148   $17,280   $10,316
===============================================================================

The components of income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 consist of the following:

(in thousands)                                       2002      2001      2000
-------------------------------------------------------------------------------
Current:
  Federal                                           $9,816    $6,565    $  988
  State                                              2,091     1,138       459
  Puerto Rico                                          -        (200)      710
-------------------------------------------------------------------------------
                                                    11,907     7,503     2,157
-------------------------------------------------------------------------------
Deferred:
  Federal                                           (1,439)   (1,099)     (123)
  State                                               (368)     (204)      137
-------------------------------------------------------------------------------
                                                    (1,807)   (1,303)       14
-------------------------------------------------------------------------------
Total                                              $10,100    $6,200    $2,171
===============================================================================

A reconciliation of the provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income from continuing operations before income taxes and the Company's actual provision for income taxes is as follows:

(in thousands)                                       2002      2001      2000
-------------------------------------------------------------------------------
Tax provision at federal statutory rate             $9,502    $6,048    $3,507
Increase (decrease) in tax arising from:
  Effect of exemption of Puerto Rico
    (earnings) losses  from United States tax          -         164    (1,358)
  Change in valuation allowance                       (534)    1,310    (1,869)
  Puerto Rico taxes on income, including
    withholding taxes and capital gains                -         -         710
  State taxes, less federal income tax benefit       1,120       607       393
  Foreign operating losses                            (112)      375       261
  Tax benefit of capital losses                        -      (1,652)      -
  Tax benefit of tax rate changes                      -        (164)      -
  Adjustment to NOL carryforward                       -        (258)      -
  Tax benefit of Puerto Rico amendment                 -        (200)      -
  Tax benefit of charitable contribution              (515)      -         -
  Other                                                639       (30)      527
-------------------------------------------------------------------------------
                                                   $10,100    $6,200    $2,171
===============================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets as of December 31, 2002 and 2001 is as follows:

(in thousands)                                                 2002      2001
-------------------------------------------------------------------------------
Deferred income tax assets:
  Allowances for  receivables                                 $1,610    $1,085
  Inventories                                                  1,197     1,097
  Property, plant and equipment                                  195       511
  Write-down of assets not currently deductible                1,587       363
  Accrued liabilities and other temporary differences          3,544     2,658
  Net operating loss carryforwards                               939     1,551
  Capital loss carryforward                                      776     1,310
-------------------------------------------------------------------------------
    Gross deferred income tax assets                           9,848     8,575
-------------------------------------------------------------------------------
Valuation allowance for deferred income tax
  assets arising from capital loss carryforward                 (776)   (1,310)
-------------------------------------------------------------------------------
Net deferred income tax assets                                $9,072    $7,265
===============================================================================

The deferred tax assets are recognized in the accompanying consolidated balance sheets as follows:

(in thousands)                                                 2002      2001
-------------------------------------------------------------------------------
Deferred tax asset - current                                  $8,168    $5,216
Deferred tax asset - noncurrent                                  904     2,049
-------------------------------------------------------------------------------
Total                                                         $9,072    $7,265
===============================================================================

The net operating loss carryforwards for federal income tax purposes expire as follows:

(in thousands)
-------------------------------------------------------------------------------
Year                                                                Regular Tax
-------------------------------------------------------------------------------
2005                                                                    $1,317
2009                                                                     1,366
-------------------------------------------------------------------------------
Total                                                                   $2,683
===============================================================================

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

During 2001, the Company recognized tax benefits related to capital losses totaling $1,652,000. A valuation allowance was established for $1,310,000, the future tax benefit of the unused capital loss carryforward, because it was uncertain whether the Company would be able to generate capital gains to utilize the capital loss carryforward. During 2002, unanticipated capital gains were generated reducing the capital loss carryforward and corresponding valuation allowance to $776,000. The capital loss carryforward expires in 2006.

Note 10 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to 7 years. At December 31, 2002, future minimum lease payments under leases ("Lessee") having an initial or remaining non-cancelable term in excess of one year were as set forth below. The Company also leases certain owned real estate properties of its Investment segment. Future minimum lease receipts by the Company for leases ("Lessor") having an initial or remaining non-cancelable term in excess of one year were as follows:

                                                             (in thousands)
-------------------------------------------------------------------------------
Year                                                      Lessee      Lessor
-------------------------------------------------------------------------------
2003                                                      $1,325      $2,171
2004                                                         999       1,400
2005                                                         575       1,027
2006                                                         269         576
2007                                                         -           443
Thereafter                                                   -         1,027
-------------------------------------------------------------------------------
Total                                                     $3,168      $6,644
===============================================================================

For the years ended December 31, 2002, 2001 and 2000, rent expense for operating leases was approximately $1,358,000, $1,494,000 and $1,766,000, respectively.

For the years ended December 31, 2002, 2001 and 2000, rental revenue was approximately $3,194,000, $2,594,000 and $2,281,000 in 2002, 2001 and 2000,
respectively.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

Note 11 - Capitalization

The Company's authorized capital stock consists of 10,000,000 shares of Common Stock and 1,000,000 shares of serial preferred stock each having a par value of $0.10 per share. No preferred stock has been issued by the Company.

Note 12 - Stock Options, Compensation Plans and Retirement Savings Plan

The Company registered 1,500,000 shares of its Common Stock under the Securities Act of 1933, as amended, to be issued with regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 864,000 have been issued under these plans.

Beginning in 1996, the Board of Directors of the Company authorized the repurchase of shares of the Company's Common Stock, some of which would be used to offset the dilution caused by the issuance of shares under the Stock Option Plan and Stock Purchase Plan. During 2002, the Company repurchased 13,136 shares of its Common Stock for $265,000.

The Company's repurchase of shares of Common Stock are recorded at cost as "Treasury Stock" and result in a reduction of "Stockholders' Equity". When treasury shares are reissued, the Company uses a weighted average cost method and the excess of outstanding repurchased costs over reissue price is treated as a reduction of "Retained Earnings".

Stock Options
-------------
Options to purchase Hampshire Group, Limited Common Stock are granted at the discretion of the Company's Board of Directors to executives and key employees of the Company and its subsidiaries. No option may be granted with an exercise price less than the fair market value per share of Common Stock at the date of grant. All options have a maximum term of 10 years and become fully exercisable after a maximum of 5 years from the date of grant. Stock option activity is as follows:
                                                   Number of   Weighted Average
                                                    Options     Exercise Price
-------------------------------------------------------------------------------
Outstanding - December 31, 1999                     293,213         10.19
  Granted                                           197,000         13.35
  Exercised                                         (53,864)         7.45
  Canceled or expired                               (52,483)         9.72
-------------------------------------------------------------------------------
Outstanding - December 31, 2000                     383,866         12.26
  Granted                                            61,500          9.37
  Exercised                                         (34,360)         6.85
  Canceled or expired                               (18,365)        11.60
-------------------------------------------------------------------------------
Outstanding - December 31, 2001                     392,641         12.32
  Granted                                               -              -
  Exercised                                         (28,156)         9.78
  Canceled or expired                               (35,790)        10.15
-------------------------------------------------------------------------------
Outstanding - December 31, 2002                     328,695        $12.76
===============================================================================

A summary of the status of options outstanding at December 31, 2002 is set forth in the table below.

                     Options Outstanding                         Options Exercisable
------------------------------------------------------------ --------------------------
                    Number      Weighted       Weighted        Number      Weighted
   Range of       Outstanding    Average        Average      Exercisable   Average
 Exercise Prices   12/31/02   Remaining Life  Exercise Price  12/31/02   Exercise Price
----------------- ----------- --------------  -------------- ----------- --------------
$ 7.87 - $ 8.63     70,693        4.52           $ 8.27         36,975      $  8.25
  9.00 -  11.75     51,907        1.88             9.84         10,625        10.92
 12.00 -  12.00     51,000        4.33            12.00            -            -
 12.10 -  14.00     48,845        4.37            13.43          9,145        12.12
 14.50 -  18.00     74,750        5.64            16.77          6,750        14.50
 18.13 -  22.69     31,500        3.45            18.34         31,500        18.34
------------------------------------------------------------- --------------------------
$ 7.87 - $22.69    328,695        4.20           $12.76         94,995       $12.71
============================================================= ==========================

At December 31, 2002, 2001 and 2000, the number of options exercisable was 94,995, 97,141 and 137,116, respectively.

Common Stock Purchase Plan
--------------------------
Pursuant to the Hampshire Group, Limited 1992 Common Stock Purchase Plan for Directors and Executives ("Stock Purchase Plan"), key executives were permitted to use up to 10% of their annual salaries and up to 40% of their annual bonuses to purchase Common Stock of the Company. Non-employee Directors were permitted to defer their fees to purchase Common Stock of the Company. The right to purchase shares under the Stock Purchase Plan was terminated on January 1, 2003.

The price at which Common Stock was able to be purchased under the Stock Purchase Plan, with respect to the deferrals on the annual salaries of key executives was 90% and for non-employee directors was 95%, of the fair market value of the Company's Common Stock at the end of the calendar quarter. The number of shares of Common Stock delivered to the Stock Purchase Plan with respect to deferrals on the annual bonuses, was 90% of the lower of: (a) the average of the fair market value of the Company's Common Stock at the end of each calendar quarter for the Plan year, or (b) the fair market value of the Company's Common Stock as of the end of the plan year.

Shares of the Company's Common Stock purchased pursuant to the Stock Purchase Plan are distributed to the participants in accordance with their election.

For the years ended December 31, 2002, 2001 and 2000, approximately $193,000, $128,000 and $434,000, respectively, of participants' compensation, was used by the Stock Purchase Plan to purchase Common Stock of the Company. The Company has established a trust to which it delivers the shares of the Company's Common Stock following the end of each plan year to satisfy such elections. The deferred compensation liability and the Company's shares are presented as offsetting amounts in the stockholders' equity section.

Voluntary Deferred Compensation Plan
------------------------------------
The Company had established the Hampshire Group, Limited Voluntary Deferred Compensation Plan for Executives (the "Top Hat Plan"). Pursuant to the plan, key executives could elect to defer up to 20% of the total compensation in each year with such deferrals being invested in mutual funds. The Top Hat Plan was terminated with respect to deferrals from compensation earned after December 31, 2000. For the year ended December 31, 2000 participants deferred $99,000, with the resulting liability being included as deferred compensation in the accompanying consolidated balance sheets.

To fund the deferred compensation liability, the Company has invested the amounts deferred by the participants in certain mutual funds which are presented as "Trading securities held in retirement trust" in the accompanying consolidated balance sheets. The market value of these mutual funds at December 31, 2002 and 2001, was $833,000 and $1,142,000, respectively, which equal the liability of the Company at the respective date. Shares of mutual funds purchased pursuant to the Top Hat Plan are distributed to the participants in kind, or in cash equal to the liquidation value of the shares, in accordance with the participant's election.

Company Deferred Compensation Plans
-----------------------------------
The Company contributes $200,000 annually to a deferred compensation plan on behalf of Ludwig Kuttner. At the option of the Mr. Kuttner, the cumulative amount may be invested in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate.

In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the President of Hampshire Designers, Inc., the Company accrued for the years ended December 31, 2002, 2001 and 2000, approximately $561,000, $471,000 and $240,000, respectively.

Retirement Savings Plan
-----------------------
The Company has a "Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan" under which employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors. Matching contributions for the years ended December 31, 2002, 2001 and 2000 were approximately $142,000, $125,000 and $210,000, respectively. Such matching contributions vest fully after six years of employment.

Note 13 - Related Party Transactions

The Company leases certain buildings from an affiliated company. Ludwig Kuttner and his wife own approximately 18% of the voting stock of the affiliate. Rent expense under such leases for the years ended December 31, 2002, 2001 and 2000 was approximately $243,000, $234,000 and $232,000, respectively. The Company also leases certain buildings from Peter Woodworth, a director of the Company. Rent expense under such leases for the years ended December 31, 2002, 2001 and 2000 was approximately $96,000, $158,000 and $164,000, respectively. The terms of these leases were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms. Mr. Kuttner received a fee for guaranteeing certain of the Company's debt, and for the years ended December 31, 2002, 2001 and 2000 these fees were approximately $49,000, $59,000 and $24,000, respectively.

During 1999, Hampshire Investments purchased two promissory notes in the aggregate principal amount of $775,000. The issuers defaulted under the notes and on March 30, 2000, Ludwig Kuttner purchased the notes from Hampshire Investments for their aggregate principal amount.

Mr. Harvey L. Sperry, a director of the Company, is a retired partner in the law firm of Willkie Farr & Gallagher. The firm has served as legal counsel to the Company since 1977 and in such capacity, for the years ended December 31, 2002, 2001 and 2000, the firm was paid approximately $96,000, $33,000 and $254,000, respectively.

Dr. Joel Goldberg, a director of the Company, is a principal of Career Consultants, Inc., which has provided human resource consulting services to the Company since 1997. In such capacity this firm was paid fees, for the years ended December 31, 2001 and 2000 approximately $5,000 and $25,000, respectively.

Mr. Michael Jackson, a director of the Company, is a principal of Ironwood Partners LLC, which has provided financial consulting services to the Company. In such capacity this firm was paid a fee, for the year ended December 31, 2002 of $75,000.

The son of Mr. Kuttner was the independent contractor managing certain renovations on the real property owned by the Company located in Charlottesville, Virginia. The Company paid the contractor $34,000 in 2001 and $20,000 during the year 2000. Another son of Ludwig Kuttner worked on this project as a subcontractor. His company was paid $70,000 in 2001 and $45,000 in 2000.

The Company entered into a service agreement with an affiliated company, owned by certain officers of Item-Eyes, Inc., to warehouse and distribute its women's related separates products. The service agreement provides that a fee be paid on a per unit shipped basis. The service agreement expires August 31, 2005, however; it may be terminated by the Company at any time upon 30 days written notice. Fees paid for the years ended December 31, 2002, 2001, and 2000 were $2,765,000, $2,800,000 and $890,000, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Note 14 - Sale of Assets

During the year ended December 31, 2000, the Company sold all sweater manufacturing assets, except finished goods inventory, to Glamourette/OG, Inc. ("Glamourette"), a Puerto Rican corporation, for a sales price of $10,468,000. The sales price included a promissory note in the amount of $8,000,000, discounted to $6,468,000, at 8.75% per annum and due April 28, 2005. During the fourth quarter of 2001, the Company notified Glamourette it was in default under the loan agreement with respect to sale of the sweater manufacturing assets and that the Company would recoup approximately $1,100,000 due to the Company from Glamourette. Subsequent to this notice Glamourette filed for bankruptcy and accordingly the Company reserved the remaining $1,793,000 due on the note and the $1,100,000 recouped. During 2002, Glamourette unsuccessfully challenged the recoupment and the Company reversed $553,000 of the reserve, which has been included as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of income.

Note 15 - Discontinued Operations

In December 2000, the Company sold assets from its discontinued Hosiery Division, which was engaged in the manufacture and sale of ladies and children's hosiery and socks, resulting in a gain of $398,000, net of a $235,000 provision for income taxes, during the year ended December 31, 2000.

Note 16 - Earnings Per Share

Set forth in the table below is a reconciliation by year of the numerator (income) and the denominator (shares) of the basic and diluted earnings per share ("EPS") computations.

FOR THE YEAR 2000                             Numerator  Denominator  Per-Share
(in thousands, except per share data)          Income      Shares      Amount
-------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations                $8,145       -          $1.91
Gain on disposal of discontinued operations         398       -           0.09
-------------------------------------------------------------------------------
Net income                                        8,543     4,265         2.00
Effect of dilutive securities-options               -          76        (0.03)
-------------------------------------------------------------------------------
Diluted EPS:
Net income                                       $8,543     4,341        $1.97
-------------------------------------------------------------------------------

FOR THE YEAR 2001                             Numerator  Denominator  Per-Share
(in thousands, except per share data)          Income      Shares      Amount
-------------------------------------------------------------------------------
Basic EPS:
Net income                                      $11,080     4,661        $2.38
Effect of dilutive securities-options               -          13        (0.01)
-------------------------------------------------------------------------------
Diluted EPS:
Net income                                      $11,080     4,674        $2.37
-------------------------------------------------------------------------------

FOR THE YEAR 2002                             Numerator  Denominator  Per-Share
(in thousands, except per share data)          Income      Shares      Amount
-------------------------------------------------------------------------------
Basic EPS:
Net income                                      $17,048     4,711        $3.62
Effect of dilutive securities-options               -         123        (0.09)
-------------------------------------------------------------------------------
Diluted EPS:
Net income                                      $17,048     4,834        $3.53
-------------------------------------------------------------------------------

Note 17 - Industry Segments and Geographical Areas

The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and woven. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property as set forth on pages F-29 and F-30, and earns rental revenue on many of these properties.

Note 17 - Industry Segments and Geographical Areas (continued)

Year Ended December 31,   (in thousands)          2002       2001       2000
-------------------------------------------------------------------------------
Net sales                        Apparel        $293,268   $261,361   $195,372
Rental revenue                   Investments       3,194      2,594      2,281
                                                -------------------------------
                                                $296,462   $263,955   $197,653
                                                -------------------------------
Revenue by geographic area       United States  $295,195   $262,894   $196,747
                                 Russia              460        437        384
                                 Europe              807        624        522
                                                -------------------------------
                                                $296,462   $263,955   $197,653
------------------------------------------------===============================
Gross profit                     Apparel         $82,932    $68,815    $39,651
                                                   28.3%      26.3%      20.3%
-------------------------------------------------------------------------------
Income (loss) from operations    Apparel         $35,263    $24,245    $13,739
                                 Investments      (2,526)      (456)        13
                                 Corporate        (4,147)    (3,530)    (1,165)
                                                -------------------------------
                                                 $28,590    $20,259    $12,587
------------------------------------------------===============================
Interest expense                 Apparel          $   83     $  321     $  495
                                 Investments         657        868        723
                                 Corporate         1,276      2,242      2,192
                                                -------------------------------
                                                  $2,016     $3,431     $3,410
------------------------------------------------===============================
Interest income                  Apparel            $ 14       $231     $  255
                                 Investments          56         47        152
                                 Corporate           406        283        946
                                                -------------------------------
                                                    $476       $561     $1,353
------------------------------------------------===============================
Income tax provision - net       Apparel         $10,490     $5,990     $2,200
                                 Investments      (1,265)      (115)        44
                                 Corporate           875        325        (73)
                                                -------------------------------
                                                 $10,100     $6,200     $2,171
------------------------------------------------===============================
Identifiable assets              Apparel         $59,380    $74,903    $85,021
                                 Investments      34,048     34,527     29,510
                                 Corporate        73,049     35,507     18,121
                                                -------------------------------
                                                $166,477   $144,937   $132,652
------------------------------------------------===============================
Capital expenditures and
  long-term asset expenditures   Apparel          $  907     $  204     $  177
                                 Investments       3,207      8,502      9,042
                                 Corporate             9         90          6
                                                -------------------------------
                                                  $4,123     $8,796     $9,225
------------------------------------------------===============================
Depreciation and amortization    Apparel          $  729     $1,549     $2,390
                                 Investments       1,290      1,001        822
                                 Corporate            37         69        196
                                                -------------------------------
                                                  $2,056     $2,619     $3,408
------------------------------------------------===============================
Long-lived assets excluding      United States   $17,489    $20,808    $17,518
  long-term investments          Russia            3,970      3,285      3,218
                                 Europe            9,056      7,457      4,701
                                                -------------------------------
                                                 $30,515    $31,550    $25,437
------------------------------------------------===============================
Long-term investments            United States    $3,618     $3,109     $3,381
                                 Russia              131        131        131
                                 Europe              566        566      1,838
                                                -------------------------------
                                                  $4,315     $3,806     $5,350
------------------------------------------------===============================

                                                                  SCHEDULE II

                            HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                       Balance at Charged to
                                       beginning   sales and   Deduc-   Other     Balance at
                                        of year    expenses    tions  adjustments end of year
---------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
----------------------------
  Allowance for doubtful accounts       $  335      $   25   ($    95)  $  204 (1)   $  469
  Allowance for returns and adjustments  4,739       8,129     (8,314)   2,019 (1)    6,573

YEAR ENDED DECEMBER 31, 2001
----------------------------
  Allowance for doubtful accounts       $  469    ($    53)  ($   156)     -         $  260
  Allowance for returns and adjustments  6,573      11,140    (11,143)     -          6,570

YEAR ENDED DECEMBER 31, 2002
----------------------------
  Allowance for doubtful accounts       $  260     $   354   ($   164)     -         $  450
  Allowance for returns and adjustments  6,570      21,457    (15,420)     -         12,607

---------------------------------------------------------------------------------------------

(1)  Balance resulting from acquisition of Item-Eyes, Inc.


                                                                                          SCHEDULE III
                                                                                               1 of 2

                                          HAMPSHIRE GROUP, LIMITED
                                 REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                (in thousands)
                                              December 31, 2002
------------------------------------------------------------------------------------------------------------
                                                                                           Cost Capitalized
                                                                                               Subsequent
                                                                       Initial Cost          to Acquisition
                                                      -------  --------------------------- -----------------
                                                      Encum-                     Land and      Land/Building
Properties                                            brances   Land   Buildings Buildings     Improvements
------------------------------------------------------------------------------------------------------------
UNITED STATES
--------------------------------------------------
Residential/Commercial Blg - Charlottesville, VA
 (parking lot)                                        $    3   $ 432    $  397    $  829          $10,609
Hidden Creek Development - Blanco, Texas                 313     999       -         999              485
Merrick Properties - Huntington, New York              1,745     620     1,500     2,120              742
PA Properties - Washington, D.C.                       2,034     764     1,687     2,451              190
Teall Properties - Syracuse, New York                  1,106     585     1,076     1,661               59
------------------------------------------------------------------------------------------------------------
  Total United States Real Property                    5,201   3,400     4,660     8,060           12,085
  Real Property Write-Down                               -       -         -         -                -
------------------------------------------------------------------------------------------------------------
  Net United States Real Property                      5,201   3,400     4,660     8,060           12,085
------------------------------------------------------------------------------------------------------------
ST. PETERSBURG, RUSSIA
--------------------------------------------------
Bolshaya Knonushennaya No. 15, Unit No. 2                -       -         152       152              195
Nevsky 64, Unit No. 43                                   -       -         330       330              246
Nevsky 43, Unit No. 1                                    -       -         255       255              275
Nevsky 11, Unit No. 6                                    -       -         182       182              150
Millionnaya 29, Unit No. 3                               -       -         210       210              183
Nevsky 23, Unit No. 4                                    -       -         155       155              152
Nevsky 11, Unit No. 7                                    -       -         182       182              150
Nevsky 23, Unit No. 20                                   -       -         203       203              228
Nevsky 64, Unit No. 39                                   -       -         130       130              100
Nevsky 11, Unit No. 8                                    -       -         160       160              145
Nevsky 13, Unit No. 4                                    -       -         101       101               98
Millionnaya 11, Embankment, Unit No. 65                  -       -         175       175              119
Millionnaya 29, Unit No. 5                               -       -         200       200              170
Nevsky 64, Unit No. 42                                   -       -          60        60               74
Millionnaya 29, Penthouse                                -       -          60        60              579
Millionnaya 29, Unit No. 7                               -       -         200       200              184
Millionnaya 29, Unit No. 6                               -       -         170       170              304
Millionnaya 11, Embankment, Unit No. 62                  -       -         123       123              -
Kutuzova Embankment, Bldg. 30, Unit 41                   -       -         162       162              216
------------------------------------------------------------------------------------------------------------
  Total Russian Real Property                            -       -       3,210     3,210            3,568
  Real Property Write-Down                               -       -         -         -                -
------------------------------------------------------------------------------------------------------------
  Net Russian Real Property                              -       -       3,210     3,210            3,568
------------------------------------------------------------------------------------------------------------

                                      F-29a


                                                                                         SCHEDULE III
                                                                                              1 of 2

                                          HAMPSHIRE GROUP, LIMITED
                                 REAL PROPERTY AND ACCUMULATED DEPRECIATION
                                                (in thousands)
                                              December 31, 2002
-------------------------------------------------------------------------------------------------------
                                                      Gross Amount at Which Carried
                                                             at End of Period
                                                      ------------------------------
                                                              Building and                Accumulated
Properties                                             Land   Improvements    Total       Depreciation
------------------------------------------------------------------------------------    ---------------
UNITED STATES
--------------------------------------------------
Residential/Commercial Blg - Charlottesville, VA
 (parking lot)                                        $  507     $10,931     $11,438        ($ 506)
Hidden Creek Development - Blanco, Texas               1,484         -         1,484           -
Merrick Properties - Huntington, New York                620       2,242       2,862          (449)
PA Properties - Washington, D.C.                         764       1,877       2,641          (533)
Teall Properties - Syracuse, New York                    585       1,135       1,720          (275)
-------------------------------------------------------------------------------------------------------
  Total United States Real Property                    3,960      16,185      20,145        (1,763)
  Real Property Write-Down                               -        (3,140)     (3,140)          -
-------------------------------------------------------------------------------------------------------
  Net United States Real Property                      3,960      13,045      17,005        (1,763)
-------------------------------------------------------------------------------------------------------
ST PETERSBURG, RUSSIA
--------------------------------------------------
Bolshaya Knonushennaya No. 15, Unit No. 2                -           347         347           (11)
Nevsky 64, Unit No. 43                                   -           576         576           (17)
Nevsky 43, Unit No. 1                                    -           530         530           (14)
Nevsky 11, Unit No. 6                                    -           332         332            (9)
Millionnaya 29, Unit No. 3                               -           393         393           (11)
Nevsky 23, Unit No. 4                                    -           307         307            (9)
Nevsky 11, Unit No. 7                                    -           332         332            (9)
Nevsky 23, Unit No. 20                                   -           431         431           (13)
Nevsky 64, Unit No. 39                                   -           230         230            (7)
Nevsky 11, Unit No. 8                                    -           305         305           (14)
Nevsky 13, Unit No. 4                                    -           199         199            (7)
Millionnaya 11, Embankment, Unit No. 65                  -           294         294           (11)
Millionnaya 29, Unit No. 5                               -           370         370           (22)
Nevsky 64, Unit No. 42                                   -           134         134            (7)
Millionnaya 29, Penthouse                                -           639         639           (27)
Millionnaya 29, Unit No. 7                               -           384         384           (25)
Millionnaya 29, Unit No. 6                               -           474         474           (13)
Millionnaya 11, Embankment, Unit No. 62                  -           123         123           -
Kutuzova Embankment, Bldg. 30, Unit 41                   -           378         378            (6)
-------------------------------------------------------------------------------------------------------
  Total Russian Real Property                            -         6,778       6,778          (232)
  Real Property Write-Down                               -        (2,617)     (2,617)          -
-------------------------------------------------------------------------------------------------------
  Net Russian Real Property                              -         4,161       4,161          (232)
-------------------------------------------------------------------------------------------------------

                                      F-29b

                                                                                             SCHEDULE III
                                                                                                    2 of 2
------------------------------------------------------------------------------------------------------------
Real Property and Accumulated Depreciation (Continued)
------------------------------------------------------------------------------------------------------------
                                                                                            Cost Capitalized
                                                                                               Subsequent
                                                                       Initial Cost          to Acquisition
                                                      -------  --------------------------- -----------------
                                                      Encum-                     Land and      Land/Building
Properties                                            brances   Land   Buildings Buildings     Improvements
------------------------------------------------------------------------------------------------------------
BUCHAREST, ROMANIA
--------------------------------------------
Jean Texier Street, No. 7, Unit No. 1                    -        -        174      174               -
Nicolae Balcescu Blvd. No. 5, Unit No. 32                -        -         47       47               -
Nicolae Balcescu Blvd. No. 5, Unit No. 35                -        -         88       88               -
Television Blvd. Unit No. 1                              -        -         73       73                23
------------------------------------------------------------------------------------------------------------
  Total Romanian Real Property                           -        -        382      382                23
  Impairment Reserve                                     -        -         -        -                -
------------------------------------------------------------------------------------------------------------
  Total Romanian Real Property                           -        -        382      382                23
------------------------------------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
--------------------------------------------
Office Building, Slikova 55 Praha                      1,198      -        314      314             1,381
Office Building, Belgicka 14 Praha                       745      -        782      782               897
Office Building, Belgicka 16 Praha                     1,341      -        590      590             1,722
Office Building, Business Parc Vraz                      441      -        466      466               746
Office Building, Husinecka, Praha                        591      -      1,387    1,387               361
Office Building, Belgicka 20 Praha                       518      -        997      997               243
------------------------------------------------------------------------------------------------------------
  Total Czech Republic Real Property                   4,834      -      4,536    4,536             5,350
------------------------------------------------------------------------------------------------------------
                                                     $10,035   $3,400  $12,788  $16,188           $21,026
------------------------------------------------------------------------------------------------------------


                                      F-30a


                                                                                           SCHEDULE III
                                                                                                2 of 2
--------------------------------------------------------------------------------------------------------
Real Property and Accumulated Depreciation (Continued)
--------------------------------------------------------------------------------------------------------
                                                      Gross Amount at Which Carried
                                                             at End of Period
                                                      ------------------------------
                                                              Building and                Accumulated
Properties                                             Land   Improvements    Total       Depreciation
------------------------------------------------------------------------------------    ----------------
BUCHAREST, ROMANIA
-----------------------------------------------
Jean Texier Street, No. 7, Unit No. 1                    -            174        174             (7)
Nicolae Balcescu Blvd. No. 5, Unit No. 32                -             47         47             (3)
Nicolae Balcescu Blvd. No. 5, Unit No. 35                -             88         88             (5)
Television Blvd. Unit No. 1                              -             96         96             (5)
--------------------------------------------------------------------------------------------------------
  Total Romanian Real Property                           -            405        405            (20)
  Impairment Reserve                                     -           (125)      (125)           -
--------------------------------------------------------------------------------------------------------
  Total Romanian Real Property                           -            280        280            (20)
--------------------------------------------------------------------------------------------------------
PRAGUE, CZECH REPUBLIC
------------------------------------------------
Office Building, Slikova 55 Praha                        -          1,695      1,695            (49)
Office Building, Belgicka 14 Praha                       -          1,679      1,679           (112)
Office Building, Belgicka 16 Praha                       -          2,312      2,312           (153)
Office Building, Business Parc Vraz                      -          1,212      1,212           (116)
Office Building, Husinecka, Praha                        -          1,748      1,748           (428)
Office Building, Belgicka 20 Praha                       -          1,240      1,240           (259)
--------------------------------------------------------------------------------------------------------
  Total Czech Republic Real Property                     -          9,886      9,886         (1,117)
--------------------------------------------------------------------------------------------------------
                                                      $3,960      $27,372    $31,332        ($3,132)
--------------------------------------------------------------------------------------------------------

                                      F-30b

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

  Base Building            15 years and 39 years for new construction
  Improvement              Over remaining useful lives of the building

The aggregate cost for income tax purposes was approximately $31,332 at December 31, 2002.

The changes in total real property assets and accumulated depreciation for the period ending December 31, 2002 are as follows:

Total Real Property Assets               Accumulated Depreciation
--------------------------               ------------------------
Balance, beginning of period   $33,030   Balance, beginning of period  ($3,650)
Acquisitions                       131   Depreciation                   (1,279)
Additions and improvements       2,143   Property sale                       6
Foreign currency valuation               Foreign currency valuation
  adjustment                     1,514     adjustment                     (194)
Property sale                     (254)  Property donation               1,985
Property impairment             (3,140)                                 ------
Property donation               (2,092)
                               -------
Balance, end of period         $31,332   Balance, end of period        ($3,132)
                               =======                                  ======



                                      F-30c

Quarterly Financial Data (unaudited)
  (in thousands, except per share data)
                                                                                 Annual
In 2001 Quarter Ended (1)                   Mar. 31  Jun. 30  Sept. 29  Dec. 31   Total
------------------------------------------------------------------------------------------
Net sales                                   $37,276  $25,847  $100,451  $97,787  $261,361
Gross profit                                  7,958    5,678    25,566   29,613    68,815
Operating income (loss)                      (1,266)  (2,876)   11,865   12,536    20,259
                                            ----------------------------------------------
Net income (loss)                           ($1,163) ($2,114)   $6,505   $7,852   $11,080
                                            ==============================================
Net income (loss) per common share - Basic   ($0.25)  ($0.45)    $1.39    $1.68     $2.38
                                            ==============================================
                                   - Diluted ($0.25)  ($0.45)    $1.39    $1.67     $2.37
                                            ==============================================



                                                                                  Annual
In 2002 Quarter Ended                       Mar. 30  Jun. 29  Sept. 28  Dec. 31    Total
------------------------------------------------------------------------------------------
Net sales                                   $42,859  $31,536  $109,134 $109,739  $293,268
Gross profit                                 12,383    8,974    30,090   31,485    82,932
Operating income (loss)                       2,203     (496)   15,091   11,792    28,590
                                            ----------------------------------------------
Net income (loss)                           $ 1,096    ($523) $  9,033 $  7,442  $ 17,048
                                            ==============================================
Net income (loss) per common share - Basic    $0.23   ($0.11)    $1.92    $1.58     $3.62
                                            ==============================================
                                   - Diluted  $0.23   ($0.11)    $1.86    $1.54     $3.53
                                            ==============================================

(1)  Differences from amounts previously reported on the Company's filings on Form 10-Q are due to reclassifications.

                            HAMPSHIRE GROUP, LIMITED
                               2002 EXHIBIT INDEX

Exhibit No.                                   Description
--------------       ---------------------------------------------------------

  21                 Subsidiaries of the Company.

  23                 Consent of Deloitte & Touche LLP.

  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.