Form 10-Q
period 2003-03-29
HAMPSHIRE GROUP LTD
filed 2003-05-12
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended March 29, 2003.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class             Number of Shares Outstanding
          of Securities                      as of May 2, 2003
       -------------------             ----------------------------
  Common Stock, $0.10 Par Value                  4,724,069

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
  Item 1-Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of
         March 29, 2003 and December 31, 2002                             3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three-Month Periods Ended March 29, 2003 and
         March 30, 2002                                                   4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three-Month Periods Ended March 29, 2003 and
         March 30, 2002                                                   5

         Notes to Unaudited Condensed Consolidated Financial Statements   6

  Item 2-Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

  Item 3-Quantitative and Qualitative Disclosures About Market Risk      13

  Item 4-Controls and Procedures                                         14

PART II - OTHER INFORMATION

  Item 1-Legal Proceedings                                               15

  Item 6-Exhibits and Reports on Form 8-K                                15

  Signatures                                                             16

  Certifications:

         Pursuant to Section 302 of the Sarbanes-Oxley Act               17

         Pursuant to Section 906 of the Sarbanes-Oxley Act               19

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       March 29,   December 31,
                                                          2003         2002*
                                                       ------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                             $ 46,749     $ 67,620
  Accounts receivable trade - net                         32,910       27,474
  Notes and other accounts receivable - net                1,062        2,189
  Inventories                                             12,856       14,732
  Other current assets                                     8,575        9,098
                                                        ----------------------
    Total current assets                                 102,152      121,113

Property, plant and equipment - net                        2,251        2,315
Real property investments - net                           28,282       28,200
Long-term investments - net                                4,049        4,315
Goodwill                                                   8,020        8,020
Other assets                                               1,967        2,514
                                                        ----------------------
    Total assets                                        $146,721     $166,477
                                                        ======================

LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt                     $  2,510     $  2,823
  Accounts payable                                         3,081        6,408
  Accrued expenses and other liabilities                  12,151       28,382
                                                        ----------------------
    Total current liabilities                             17,742       37,613

Long-term debt                                            17,179       17,302
Deferred compensation                                      2,179        2,575
                                                        ----------------------
    Total liabilities                                     37,100       57,490
                                                        ----------------------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                 472          472
Additional paid-in capital                                31,484       31,484
Retained earnings                                         77,600       76,526
Accumulated other comprehensive gain                         580          532
Treasury stock                                              (515)         (27)
                                                        ----------------------
    Total stockholders' equity                           109,621      108,987
                                                        ----------------------
    Total liabilities and stockholders' equity          $146,721     $166,477
                                                        ======================

    *Derived from the December 31, 2002 audited consolidated balance sheet. (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                                     Three-Month Periods Ended
                                                     -------------------------
                                                       March 29,    March 30,
                                                         2003         2002
                                                       ----------------------
Net sales                                              $ 51,167     $ 42,859
Cost of goods sold                                       38,601       30,476
                                                       ----------------------
  Gross profit                                           12,566       12,383
Rental revenue                                              827          730
                                                       ----------------------
                                                         13,393       13,113
Selling, general and
  administrative expenses                                11,935       10,907
Net investments transactions
  and impairment charges                                   (413)           3
                                                       ----------------------
Income from operations                                    1,871        2,203
Other income (expense):
  Interest expense                                         (367)        (521)
  Interest income                                           235          141
  Other                                                      38           (2)
                                                       ----------------------
Income before income taxes                                1,777        1,821
Provision for income taxes                                  675          725
                                                       ----------------------
Net income                                             $  1,102     $  1,096
                                                       ======================


Net income per share -       Basic                        $0.23        $0.23
                                                       ======================
                             Diluted                      $0.23        $0.23
                                                       ======================
Weighted average number of
  shares outstanding -       Basic                        4,693        4,695
                                                       ======================
                             Diluted                      4,819        4,790
                                                       ======================

   (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Three-Month Periods Ended
                                                      -------------------------
                                                        March 29,    March 30,
                                                           2003        2002
                                                      -------------------------
Cash flows from operating activities:
  Net income                                              $ 1,102     $ 1,096
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                              537         455
   Net deferred compensation costs and other                   54         121
   Net impairment and other investments activity             (413)          3
   Net change in operating assets and liabilities:
     Receivables                                           (4,649)      6,631
     Inventories                                            1,876       7,759
     Other assets                                             557          54
     Accounts payable, accrued expenses and
       other liabilities                                  (19,558)    (13,230)
                                                         ---------------------
   Net cash (used in) provided by operating activities    (20,494)      2,889
                                                         ---------------------
Cash flows from investing activities:
  Capital expenditures                                       (146)       (116)
  Proceeds from sale of real property and other investments   873         -
  Purchase of real property and other investments            (456)       (924)
  Net proceeds from loans and advances to investees           403          64
                                                         ---------------------
    Net cash provided by (used in) investing activities       674        (976)
                                                         ---------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                     31          92
  Repayment of long-term debt                                (566)     (5,187)
  Proceeds from issuance of common stock                      -            59
  Proceeds from issuance of treasury stock                    197         123
  Purchases of treasury stock                                (713)        -
                                                         ---------------------
    Net cash used in financing activities                  (1,051)     (4,913)
                                                         ---------------------
Net decrease in cash and cash equivalents                 (20,871)     (3,000)
Cash and cash equivalents - beginning of period            67,620      28,686
                                                         ---------------------
Cash and cash equivalents - end of period                 $46,749     $25,686
                                                         =====================
-------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for:  Interest                   $211        $368
                                  Income taxes              4,253       5,234

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

In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
The Company's significant accounting policies are the same as those applied at December 31, 2002 and disclosed in the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

Stock Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded compensation expense in the periods presented because stock options were granted at the fair market value of the underlying stock on the date of grant.

The following information regarding net income and earnings per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS
123. The resulting effect on net income and earnings per share pursuant to SFAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three-month period ended March 29, 2003: risk-free interest rates of 4.1%; dividend yield of 0%; expected volatility of 39.7; expected life of 4.2 years; and a weighted-average fair value of options granted of $7.02. There were no options granted during the three-month period ended March 30, 2002.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options' vesting period.

The following table illustrates the effect on reported net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                          (in thousands)
                                                    Three-Month Periods Ended
                                                    -------------------------
                                                      March 29,   March 30,
                                                        2003        2002
                                                      --------    --------
 Net income                           As reported       $1,102      $1,096
   Less - Compensation cost net of tax                      13          23
                                      Pro forma          1,089       1,073
---------------------------------------------------------------------------
 Basic earnings per share:            As reported        $0.23       $0.23
                                      Pro forma          $0.23       $0.23
---------------------------------------------------------------------------
 Diluted earnings per share:          As reported        $0.23       $0.23
                                      Pro forma          $0.23       $0.22
---------------------------------------------------------------------------

NOTE 3.  INVENTORIES
---------------------
A summary of inventories by component is as follows:
                                                          (in thousands)
                                                      March 29,  December 31,
                                                        2003        2002
                                                      --------   -----------
 Finished goods                                        $12,229     $13,246
 Work-in-progress                                          199         205
 Raw materials and supplies                                665       1,518
                                                       --------------------
                                                        13,093      14,969
   Less - Excess of current cost
     over LIFO carrying value                             (237)       (237)
                                                       --------------------
   Total                                               $12,856     $14,732
                                                       ====================

NOTE 4.  COMPREHENSIVE INCOME
-----------------------------
Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income, but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. At March 29, 2003 and March 30, 2002, the Company had one item, unrealized gain or loss on foreign currency translation, that is a component of other comprehensive income as follows:

                                                          (in thousands)
                                                    Three-Month Periods Ended
                                                    -------------------------
                                                      March 29,   March 30,
                                                        2003        2002
                                                      ---------   ---------
 Net income                                             $1,102      $1,096
 Foreign currency translation
   adjustment                                               48          13
                                                        -------     -------
 Comprehensive income                                   $1,150      $1,109
                                                        ===-===     =======

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. As of March 29, 2003, the adoption did not have any impact on the Company's operating results or financial position, since the Company had not entered into such arrangements.

NOTE 6.  INDUSTRY SEGMENTS DATA
-------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and wovens. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property. Costs associated with the Company's Investment rental activities are included in selling, general, and administrative expenses and amounted to $493,000 and $524,000 for the three-month periods ended March 29, 2003 and March 30, 2002, respectively.

                                                            (in thousands)
   Industry Segments Data                             Three-Month Periods Ended
   ----------------------                             -------------------------
                                                        March 29,     March 30,
                                                          2003          2002
                                                        ---------     ---------
   Net sales                         Apparel             $51,167       $42,859
   Rental revenue                    Investments             827           730
                                                        -----------------------
                                                         $51,994       $43,589
-------------------------------------------------------------------------------
   Gross profit                      Apparel             $12,566       $12,383
     (as percent of net sales)                             24.6%         28.9%
-------------------------------------------------------------------------------
   Income (loss) from                Apparel             $ 1,911       $ 2,744
     operations                      Investments             747           203
                                     Corporate              (787)         (744)
                                                        -----------------------
                                                         $ 1,871       $ 2,203
-------------------------------------------------------------------------------
   Interest expense                  Apparel             $    13       $    45
   Investments                                               161           212
   Corporate                                                 193           264
                                                        -----------------------
                                                         $   367       $   521
===============================================================================
                                                        March 29,   December 31,
                                                          2003          2002
                                                        --------    -----------
   Total identifiable assets        Apparel             $ 57,523      $ 59,380
                                    Investments           33,591        34,048
                                    Corporate             55,607        73,049
                                                        -----------------------
                                                        $146,721      $166,477
-------------------------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
This quarterly report on Form 10-Q contains forward-looking information and statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding the results of operations. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements, which are made only as of the date hereof.

Substantially all the Company's product is imported from independent foreign suppliers. The failure of these suppliers to ship product to the Company in a timely manner or to meet required standards could cause the Company to miss delivery date requirements from its customers. The failure to make timely deliveries could expose the Company to liability from its customers or cause customers to cancel orders, refuse to accept delivery of product or demand reduced prices. During the fourth quarter of 2002, the Company was informed that a major foreign supplier is under investigation for customs violations and will no longer deliver product, including product in transit at that time. The Company has taken steps to replace the supplier, however, the effect of replacing this supplier did impact the results of the first three-month period of 2003.

SEASONALITY
-----------
The Company's apparel business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

RESULTS OF OPERATIONS
---------------------

Three-Month Periods Ended March 29, 2003 and March 30, 2002
-----------------------------------------------------------

Net Sales
---------
Net sales for the three-month period ended March 29, 2003 were $51,167,000, compared to $42,859,000 for the same period last year, an increase of $8,308,000 or 19.4%. Units shipped in the three-month period ended March 29, 2003 exceeded units shipped during the same period last year by approximately 89,000 dozen, or 23.9%. The increase was primarily due to an increase in sales of men's and women's sweaters and related separates. The average net sales price per unit declined 3.6% primarily due to a shift in product mix.

Gross Profit
------------
Gross profit for the three-month period ended March 29, 2003 was $12,566,000, compared to $12,383,000 for the same period last year, an increase of $183,000 or 1.5%. As a percentage of net sales, gross profit margins were 24.6% for the three-month period of 2003, compared with 28.9% for the same period last year. The increase in gross profit is attributed primarily to the increase in unit volume sold. The decrease in gross profit margins primarily resulted from a difficult retail market and additional costs related to the necessity of obtaining replacement product because of the failure of a significant supplier in the fourth quarter of 2002.

Rental Revenue
--------------
Rental revenue from the Investments segment for the three-month period ended March 29, 2003 was $827,000, compared to $730,000 for the same period last year, an increase of $97,000 or 13.3%. The increase in revenues resulted primarily from leasing recently renovated foreign rental property.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $11,935,000 for the three-month period ended March 29, 2003, compared to $10,907,000 for the same period last year, an increase of $1,028,000 or 9.4%. As a percentage of net sales, SG&A expenses were 23.3% for the three-month period of 2003, compared with 25.4% for the same period last year. SG&A expenses for the Apparel segment were $10,655,000 for the three-month period ended March 29, 2003, compared to $9,551,000 for the same period last year, an increase of $1,104,000 or 11.6%. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased sales volume in the three-month period ended March 29, 2003 and costs related to the development of a new product line to be launched in the fall of 2003. SG&A expenses for the Investments segment were $493,000 for the three-month period ended March 29, 2003, compared to $524,000 for the same period last year, a decrease of $31,000 or 5.9%.

Net Investment Transactions and Impairment Charges
--------------------------------------------------
Net investment transactions and impairment charges for the three-month period end March 29, 2003 were a gain of $413,000 compared to a loss of $3,000 for the same period last year, an increase of $416,000. During the three-month ended March 29, 2003 the Investment segment realized a gain on the sale of an investment of $310,000 and a net gain from the sale of real property of $132,000.

Interest Expense
----------------
Interest expense for the three-month period ended March 29, 2003 was $367,000, compared to $521,000 for the same period last year, a decrease of $154,000 or 29.6%. The decrease primarily resulted from lower average borrowings during the period ended March 29, 2003. Average borrowings during the three-month period ended March 29, 2003 were $20,002,000, compared to $28,113,000 for the same period last year.

Interest Income
---------------
Interest income for the three-month period ended March 29, 2003 was $235,000, compared to $141,000 for the same period last year, an increase of $94,000 or 66.7%. The increase primarily resulted from higher cash balances during the period ended March 29, 2003.

Income Taxes
------------
The Company's income tax provision for the three-month period ended March 29, 2003 was $675,000, compared to $725,000 for the same period last year. The effective income tax rate decreased to 38.0% for the three-month period ended March 29, 2003, compared to 39.8% for the same period last year, due to changes in composition of income among the Company's consolidated entities.

Net Income
----------
For the reasons stated herein, net income for the three-month period ended March 29, 2003 was $1,102,000, or $0.23 per diluted share, compared to $1,096,000, or
$0.23 per diluted share, for the same period last year, an increase of $6,000.

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

Net cash used in operating activities was $20,494,000 for the three-month period ended March 29, 2003, as compared to net cash provided by operating activities of $2,889,000 in the same period last year. Net cash used in operating activities during the three-month period ended March 29, 2003 resulted primarily from net changes in the working capital accounts of $21,774,000, offset by net income of $1,102,000. Net cash provided by operating activities during the three-month period ended March 30, 2002 resulted primarily from $1,214,000 of net changes in the working capital accounts, and net income of $1,096,000. The changes in working capital accounts for the three-month period ended March 29, 2003 resulted primarily from the decrease in accounts payable, accrued expenses and other liabilities which, among other things, included the payment of 2002 incentive bonus compensation and income taxes.

Net cash provided by investing activities was $674,000 for the three-month period ended March 29, 2003, as compared to net cash used in investing activities of $976,000 for the same period last year. During the three-month period ended March 29, 2003 and March 30, 2002, the Company used $456,000 and $924,000, respectively, to purchase or renovate real property and make other investments. Additionally, during the three-month period ended March 29, 2003, the Company received payments of $403,000 against notes receivable, and received $873,000 from the sale of real property and other investments. During the three-month period ended March 30, 2002 the Company received payments of $64,000 against notes receivable.

Net cash used in financing activities was $1,051,000 for the three-month period ended March 29, 2003, as compared to $4,913,000 for the same period last year. During the three-month periods ended March 29, 2003 and March 30, 2002, the Company used $566,000 and $5,187,000, respectively, for the repayment of long-term debt. Additionally during the three-month period ended March 29, 2003, the Company used $713,000 for the purchase of treasury stock.

The Company's Revolving Credit Facility, which matures on August 31, 2003, provides a secured credit facility of up to $97,938,000 for borrowings and letters of credit. At March 29, 2003 the Company had no outstanding borrowings under the credit facility and $41,548,000 outstanding letters of credit. At March 29, 2003, based on the specified borrowing formula, the Company had approximately $6,000,000 available for borrowing under the credit facility. The Company is reviewing several options to renew or replace its secured credit facility and management believes it will have a new or an amended facility in place by the end of the next fiscal quarter.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company, including advances to Hampshire Investments, Limited and its subsidiaries (the "Non-Restricted Subsidiary"). The Company was in compliance with all financial performance covenants and restrictions at March 29, 2003.

The Company's trade accounts receivable and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. Certain real properties of the Non-Restricted Subsidiary's are pledged as collateral for mortgages. The Revolving Credit Facility and the Senior Notes restrict the sale of assets, payments by the Company of cash dividends to stockholders, the repurchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at March 29, 2003.

The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed certain indebtedness of the Non-Restricted Subsidiary, for which he is paid a fee.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded compensation expense in the periods presented because stock options were granted at the fair market value of the underlying stock on the date of grant. See Note 2, "Significant Accounting Policies" in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of the Form 10-Q for the required disclosures under SFAS 148.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. As of March 29, 2003, the adoption did not have any impact on the Company's operating results or financial position, since the Company had not entered into such arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the areas of changing interest rates and fluctuations of currency exchange rates. The Company is also exposed to market risk due to changes in costs for raw materials for the Company's products.

Substantially all of the long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on March 29, 2003. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institutions, or at the option of the Company, a fixed rate based on LIBOR for a fixed term on the Revolving Credit Facility.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

With the exception of Hampshire Praha, the Company's 85% owned subsidiary, Hampshire Investments does not issue or own foreign indebtedness. Further, the foreign indebtedness of Hampshire Praha is not material to the Company's consolidated operations. Hampshire Investments either purchases foreign assets with U.S. dollars or with foreign currency purchased with U.S. dollars, on or near the purchase date. Real property owned by Hampshire Investments and located outside the United States is leased for either U.S. dollars or other stable currencies. The primary foreign currency risk for Hampshire Investments is the impact of fluctuations that such currencies have on the businesses of the lessees of real property owned by Hampshire Investments.

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

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 29, 2003.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

 a)  Exhibits
     The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and Part IV, Item (a)(3) therein.

 b)  Reports on Form 8-K filed during the quarter
     There were no reports filed on Form 8-K during the quarter ended March 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HAMPSHIRE GROUP, LIMITED
                                     (Registrant)

Date   May 7, 2003                   /s/ Ludwig Kuttner
     ------------------------        -----------------------------------------
                                     Ludwig Kuttner
                                     Chairman of the Board of Directors
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date   May 7, 2003                   /s/ William W. Hodge
     ------------------------        -----------------------------------------
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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   May 7, 2003
----------------------
 /s/ Ludwig Kuttner
----------------------
Ludwig Kuttner
Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   May 7, 2003
------------------------
 /s/ William W. Hodge
------------------------
William W. Hodge
Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ended March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ludwig Kuttner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date   May 7, 2003
----------------------
 /s/ Ludwig Kuttner
----------------------
Ludwig Kuttner
Chief Executive Officer



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ended March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
W. Hodge, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date   May 7, 2003
-----------------------
 /s/ William W. Hodge
-----------------------
William W. Hodge
Chief Financial Officer