Form 10-Q
period 2003-06-28
HAMPSHIRE GROUP LTD
filed 2003-08-12
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended June 28, 2003.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                  Number of Shares Outstanding
           of Securities                        as of August 4, 2003
   -----------------------------             ----------------------------
   Common Stock, $0.10 Par Value                       4,745,876

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I-FINANCIAL INFORMATION                                             Page
                                                                         ----
  Item 1-Financial Statements

    Unaudited Condensed Consolidated Balance Sheets as of
    June 28, 2003 and December 31, 2002                                    3

    Unaudited Condensed Consolidated Statements of Operations
    for the Six-Month and Three-Month Periods Ended
    June 28, 2003 and June 29, 2002                                        4

    Unaudited Condensed Consolidated Statements of Cash Flows
    for the Six-Month Periods Ended June 28, 2003 and June 29, 2002        5

    Notes to Unaudited Condensed Consolidated Financial Statements         6

  Item 2-Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                             10

  Item 3-Quantitative and Qualitative Disclosures About Market Risk       15

  Item 4-Controls and Procedures                                          15

PART II - OTHER INFORMATION

  Item 1-Legal Proceedings                                                16

  Item 4-Submission of Matters to a Vote of Security Holders              16

  Item 6-Exhibits and Reports on Form 8-K                                 17

  Signatures                                                              17

  Certifications:

    Pursuant to Section 302 of the Sarbanes-Oxley Act                     18

    Pursuant to Section 906 of the Sarbanes-Oxley Act                     20


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    June 28,      December 31,
                                                      2003           2002*
                                                   --------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                         $ 44,433       $ 67,620
  Accounts receivable trade - net                     16,629         27,474
  Notes and other accounts receivable - net            1,283          2,189
  Inventories                                         29,506         14,732
  Other current assets                                10,083          9,098
                                                    ------------------------
     Total current assets                            101,934        121,113

Property, plant and equipment - net                    2,279          2,315
Real property investments - net                       31,780         28,200
Long-term investments - net                            3,748          4,315
Goodwill                                               8,020          8,020
Other assets                                           1,892          2,514
                                                    ------------------------
     Total assets                                   $149,653       $166,477
                                                    ========================

LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt                 $  2,798       $  2,823
  Accounts payable                                     8,182          6,408
  Accrued expenses and other liabilities               9,850         28,382
                                                    ------------------------
     Total current liabilities                        20,830         37,613

Long-term debt                                        17,754         17,302
Deferred compensation                                  2,286          2,575
                                                    ------------------------
     Total liabilities                                40,870         57,490
                                                    ------------------------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                             475            472
Additional paid-in capital                            31,778         31,484
Retained earnings                                     75,868         76,526
Accumulated other comprehensive gain                     831            532
Treasury stock                                          (169)           (27)
                                                    ------------------------
     Total stockholders' equity                      108,783        108,987
                                                    ------------------------
     Total liabilities and stockholders' equity     $149,653       $166,477
                                                    ========================

    *Derived from the December 31, 2002 audited consolidated balance sheet. (The accompanying notes are an integral part of these unaudited financial statements.)


                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                            Six-Month           Three-Month
                                          Periods Ended        Periods Ended
                                       ------------------    ------------------
                                       June 28,   June 29,   June 28,   June 29,
                                         2003       2002       2003       2002
                                       --------   --------   --------   --------
Net sales                              $83,128    $74,395    $31,961    $31,536
Cost of goods sold                      63,054     53,038     24,453     22,562
                                       ----------------------------------------
  Gross profit                          20,074     21,357      7,508      8,974
Rental revenue                           1,711      1,479        884        749
                                       ----------------------------------------
                                        21,785     22,836      8,392      9,723
Selling, general and
  administrative expenses               21,869     21,117      9,934     10,210
Net investment transactions
  and impairment charges                  (382)        12         31          9
                                       ----------------------------------------
Income (loss) from operations              298      1,707     (1,573)      (496)
Other income (expense):
  Interest expense                        (719)      (978)      (352)      (457)
  Interest income                          556        312        321        171
  Other                                    105       (128)        67       (126)
                                       ----------------------------------------
Income (loss) before income taxes          240        913     (1,537)      (908)
Provision (benefit) for income taxes        90        340       (585)      (385)
                                       ----------------------------------------
Net (loss) income                       $  150     $  573     $ (952)    $ (523)
                                       ========================================
Net income (loss) per share - Basic      $0.03      $0.12     $(0.20)    $(0.11)
                                       ========================================
                              Diluted    $0.03      $0.12     $(0.20)    $(0.11)
                                       ========================================
Weighted average number of
  shares outstanding        - Basic      4,709      4,705      4,730      4,714
                                       ========================================
                              Diluted    4,840      4,819      4,730      4,714
                                       ========================================

    (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                Six-Month
                                                              Periods Ended
                                                            ------------------
                                                            June 28,  June 29,
                                                              2003      2002
                                                            --------  --------
Cash flows from operating activities:
  Net income                                                $   150   $   573
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                           1,104       970
      (Gain) loss on disposal of property                        (1)      108
      Net deferred compensation costs and other                 107       281
      Net impairment and other investments activity            (382)       12
      Net change in operating assets and liabilities:
        Receivables                                          11,554    18,748
        Inventories                                         (14,774)   (9,642)
        Other assets                                         (1,030)   (1,510)
        Accounts payable, accrued expenses and other
          liabilities                                       (16,758)   (4,495)
                                                           -------------------
    Net cash (used in) provided by operating activities     (20,030)    5,045
                                                           -------------------
Cash flows from investing activities:
  Capital expenditures                                         (418)     (470)
  Proceeds from sale of real property and other investments   1,213       -
  Purchase of real property and other investments            (3,728)   (2,048)
  Net proceeds from loans and advances to investees             468       130
                                                           -------------------
    Net cash used in investing activities                    (2,465)   (2,388)
                                                           -------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                    3,282       697
  Repayment of long-term debt                                (3,321)   (5,378)
  Proceeds from issuance of common stock                        297       102
  Proceeds from issuance of treasury stock                      276       123
  Purchases of treasury stock                                (1,226)      -
                                                           -------------------
    Net cash used in financing activities                      (692)   (4,456)
                                                           -------------------
Net decrease in cash and cash equivalents                   (23,187)   (1,799)
Cash and cash equivalents - beginning of period              67,620    28,686
                                                           -------------------
Cash and cash equivalents - end of period                   $44,433   $26,887
                                                           ===================
------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for:     Interest                $  727    $  541
                                     Income taxes             5,380     6,620

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

The following information regarding net income and earnings per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS
123. The resulting effect on net income and earnings per share pursuant to SFAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the six-month period ended June 28, 2003: risk-free interest rates of 4.1%; dividend yield of 0%; expected volatility of 39.7; expected life of 4.2 years; and a weighted-average fair value of options granted of $7.02. During the six-month period ended June 28, 2003, 1,000 options were granted and no options were granted during the three-month period ended June 28, 2003. There were no options granted during the six-month and three-month periods ended June 29, 2002.

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

The following table illustrates the effect on reported net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                              Six-Month          Three-Month
                                             Periods Ended      Periods Ended
                                          -----------------   -----------------
                                          June 28,  June 29,  June 28,  June 29,
                                           2003      2002      2003      2002
                                          -------   -------   -------   -------
Net income (loss)       As reported         $150      $573      $(952)   $(523)
  Less - Compensation cost net of tax         26        46         13       23
                                          -------------------------------------
                        Pro forma            124       527       (965)    (546)
-------------------------------------------------------------------------------
Basic earnings (loss)
  per share:            As reported        $0.03     $0.12     $(0.20)  $(0.11)
                                          =====================================
                        Pro forma          $0.03     $0.11     $(0.20)  $(0.12)
                                          =====================================
-------------------------------------------------------------------------------
Diluted earnings (loss)
  per share:            As reported        $0.03     $0.12     $(0.20)  $(0.11)
                                          =====================================
                        Pro forma          $0.03     $0.11     $(0.20)  $(0.12)
                                          =====================================
-------------------------------------------------------------------------------

NOTE 3.  INVENTORIES
--------------------
A summary of inventories by component is as follows:
                                                      (in thousands)
                                                  June 28,   December 31,
                                                    2003         2002
                                                  -------    -----------
Finished goods                                    $28,698      $13,246
Work-in-progress                                       46          205
Raw materials and supplies                            999        1,518
                                                  ---------------------
                                                   29,743       14,969
  Less - Excess of current cost
    over LIFO carrying value                         (237)        (237)
                                                  ---------------------
  Total                                           $29,506      $14,732
                                                  =====================

NOTE 4.  COMPREHENSIVE INCOME (LOSS)
------------------------------------
Comprehensive income (loss) consists of net income (loss), plus certain changes in assets and liabilities that are not included in net income (loss), but are instead reported within a separate component of stockholders' equity under accounting principles generally accepted in the United States of America. At June 28, 2003 and June 29, 2002, the Company had one item, unrealized gain on foreign currency translation, that is a component of other comprehensive income
(loss) as follows:

                                                (in thousands)
                                        Six-Month             Three-Month
                                      Periods Ended           Periods Ended
                                   -------------------     -------------------
                                   June 28,    June 29,    June 28,    June 29,
                                     2003        2002        2003        2002
                                   -------     -------     -------     -------
Net income (loss)                    $150      $  573       $(952)      $(523)
Foreign currency translation
  adjustment                          299         464         251         451
                                   -------------------------------------------
Comprehensive income (loss)          $449      $1,037       $(701)      $ (72)
                                   ===========================================

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. As of June 28, 2003, the adoption did not have any impact on the Company's operating results or financial position, since the Company had not entered into such arrangements.

NOTE 6.  REVOLVING CREDIT FACILITY
----------------------------------
The Company's Revolving Credit Facility, which matures on August 31, 2003, provides a secured credit facility of up to $97,938,000 for borrowings and letters of credit. At June 28, 2003, the Company had no outstanding borrowings under the credit facility and $63,555,000 outstanding letters of credit. At June 28, 2003, based on the specified borrowing formula, the Company had approximately $4,200,000 available for borrowing under the credit facility. The Company is currently negotiating a proposal for a $100,000,000 secured credit facility with the existing bank group having a maturity date of April 30, 2007; and it is expected to be in place by the end of August 2003.

NOTE 7.  INDUSTRY SEGMENTS DATA
-------------------------------
The Company operates in two industry segments - Apparel and Investments. The Apparel segment includes sales of apparel, primarily women's and men's tops, both knitted and wovens. The products are sold to customers throughout the United States of America, including major department stores, specialty retail stores and catalog companies. Some of the Company's major customers operate both retail and mail order businesses; therefore, it is not possible for the Company to determine sales to the individual markets. The Investments segment makes investments both domestically and internationally, principally in real property. Costs associated with the Company's Investment rental activities are included in selling, general and administrative expenses and amounted to $1,184,000 and $1,175,000 for the six-month periods ended June 28, 2003 and June 29, 2002, respectively, and $691,000 and $651,000 for the three-month periods then ended, respectively.

                                                  (in thousands)
Industry Segments Data                   Six-Month              Three-Month
                                       Periods Ended            Periods Ended
                                    -------------------     -------------------
                                    June 28,    June 29,    June 28,    June 29,
                                      2003        2002        2003        2002
                                    -------     -------     -------     -------
Net sales          Apparel          $83,128     $74,395     $31,961     $31,536
Rental revenue     Investments        1,711       1,479         884         749
                                    -------------------------------------------
                                    $84,839     $75,874     $32,845     $32,285
-------------------------------------------------------------------------------
Gross profit       Apparel          $20,074     $21,357     $ 7,508     $ 8,974
  (as percent of net sales)            24.1%       28.7%       23.5%       28.5%
-------------------------------------------------------------------------------
Income (loss) from Apparel          $   661     $ 2,524     $(1,250)    $  (220)
  operations       Investments          909         292         162          89
                   Corporate         (1,272)     (1,109)       (485)       (365)
                                    -------------------------------------------
                                    $   298     $ 1,707     $(1,573)    $  (496)
-------------------------------------------------------------------------------
Interest expense   Apparel          $    14     $    49     $     1     $     4
                   Investments          319         394         158         182
                   Corporate            386         535         193         271
                                    -------------------------------------------
                                    $   719     $   978     $   352     $   457
===============================================================================
                                                June 28,   December 31,
                                                  2003        2002
                                                -------    -----------
Total identifiable Apparel                     $ 58,880    $ 59,380
  assets           Investments                   37,201      34,048
                   Corporate                     53,572      73,049
                                               --------------------
                                               $149,653    $166,477
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

Substantially all the Company's products are purchased from independent foreign suppliers. The failure of these suppliers to ship products to the Company in a timely manner or to meet required standards could cause the Company to miss delivery date requirements from its customers. The failure to make timely deliveries could expose the Company to liability from its customers or cause customers to cancel orders, refuse to accept delivery of products or demand reduced prices. During the fourth quarter of 2002, the Company was informed that a major foreign supplier was under investigation for customs violations and would no longer deliver products, including products in transit at that time. The Company has replaced the supplier; however, the effect of replacing this supplier did impact the results of the first six-month period of 2003.

SEASONALITY
-----------
The Company's apparel business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

RESULTS OF OPERATIONS
---------------------

Six-month Periods Ended June 28, 2003 and June 29, 2002
-------------------------------------------------------

Net Sales
---------
Net sales for the six-month period ended June 28, 2003 were $83,128,000, compared to $74,395,000 for the same period last year, an increase of $8,733,000 or 11.7%. Sales increases occurred across all product lines. Units shipped in the six-month period ended June 28, 2003 exceeded units shipped during the same period last year by approximately 154,000 dozen, or 24.6%. The average net sales price per unit declined 6.3% primarily due to higher allowances granted to customers in a difficult retail market and a shift in product mix.

Gross Profit
------------
Gross profit for the six-month period ended June 28, 2003 was $20,074,000, compared to $21,357,000 for the same period last year, a decrease of $1,283,000 or 6.0%. As a percentage of net sales, gross profit margins were 24.1% for the six-month period of 2003, compared with 28.7% for the same period last year. The decrease in gross profit margins primarily resulted from higher allowances granted to customers in a difficult retail market and additional costs related to the necessity of obtaining replacement products because of the failure of a significant supplier, as discussed above, in the fourth quarter of 2002.

Rental Revenue
--------------
Rental revenue from the Investments segment for the six-month period ended June 28, 2003 was $1,711,000, compared to $1,479,000 for the same period last year, an increase of $232,000 or 15.7%. The increase in revenues resulted primarily from leasing recently renovated rental property.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $21,869,000 for the six-month period ended June 28, 2003, compared to $21,117,000 for the same period last year, an increase of $752,000 or 3.6%. As a percentage of net sales, SG&A expenses were 26.3% for the six-month period of 2003, compared with 28.4% for the same period last year. SG&A expenses for the Apparel segment were $19,413,000 for the six-month period ended June 28, 2003, compared to $18,658,000 for the same period last year, an increase of $755,000 or 4.0%. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased unit volume in the six-month period ended June 28, 2003 and costs related to the development of two new product lines to be launched in the fall of 2003, offset in part by the reversal of a litigation reserve in the amount of $453,000. SG&A expenses for the Investments segment were $1,184,000 for the six-month period ended June 28, 2003, compared to $1,175,000 for the same period last year, an increase of $9,000 or 0.8%.

Net Investment Transactions and Impairment Charges
--------------------------------------------------
Net investment transactions and impairment charges for the six-month period ended June 28, 2003 were a gain of $382,000 compared to a loss of $12,000 for the same period last year, an increase of $394,000. During the six-month ended June 28, 2003 the Investment segment realized a gain on the sale of an investment of $310,000 and a net gain from the sale of real property of $132,000.

Interest Expense
----------------
Interest expense for the six-month period ended June 28, 2003 was $719,000, compared to $978,000 for the same period last year, a decrease of $259,000 or 26.5%. The decrease primarily resulted from lower average borrowings during the period ended June 28, 2003. Average borrowings during the six-month period ended June 28, 2003 were $20,346,000, compared to $26,440,000 for the same period last year.

Interest Income
---------------
Interest income for the six-month period ended June 28, 2003 was $556,000, compared to $312,000 for the same period last year, an increase of $244,000 or 78.2%. The increase primarily resulted from higher cash balances during the period ended June 28, 2003.

Income Taxes
------------
The Company's income tax provision for the six-month period ended June 28, 2003 was $90,000, compared to $340,000 for the same period last year. The effective income tax rate increased to 37.5% for the six-month period ended June 28, 2003, compared to 37.2% for the same period last year.

Net Income
----------
For the reasons stated herein, net income for the six-month period ended June 28, 2003 was $150,000, or $0.03 per diluted share, compared to $573,000, or $0.12 per diluted share, for the same period last year, a decrease of $423,000.

Three-Month Periods Ended June 28, 2003 and June 29, 2002
---------------------------------------------------------

Net Sales
---------
Net sales for the three-month period ended June 28, 2003 were $31,961,000, compared to $31,536,000 for the same period last year, an increase of $425,000 or 1.3%. Units shipped in the three-month period ended June 28, 2003 exceeded units shipped during the same period last year by approximately 64,000 dozen, or 25.7%. The average net sales price per unit declined 10.3% primarily due to higher allowances granted to customers in a difficult retail market and a shift in product mix.

Gross Profit
------------
Gross profit for the three-month period ended June 28, 2003 was $7,508,000, compared to $8,974,000 for the same period last year, a decrease of $1,466,000 or 16.3%. As a percentage of net sales, gross profit margins were 23.5% for the three-month period of 2003, compared with 28.5% for the same period last year. The decrease in gross profit margins primarily resulted from higher allowances granted to customers in a difficult retail market.

Rental Revenue
--------------
Rental revenue from the Investments segment for the three-month period ended June 28, 2003 was $884,000, compared to $749,000 for the same period last year, an increase of $135,000 or 18.0%. The increase in revenues resulted primarily from leasing recently renovated rental property.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses were $9,934,000 for the three-month period ended June 28, 2003, compared to $10,210,000 for the same period last year, a decrease of $276,000 or 2.7%. As a percentage of net sales, SG&A expenses were 31.1% for the three-month period of 2003, compared with 32.4% for the same period last year. SG&A expenses for the Apparel segment were $8,758,000 for the three-month period ended June 28, 2003, compared to $9,107,000 for the same period last year, a decrease of $349,000 or 3.8%. The decrease resulted primarily from the reversal of a litigation reserve in the amount of $453,000, offset in part by additional marketing, designing, shipping and related expenses caused by the increased unit volume in the three-month period ended June 28, 2003. SG&A expenses for the Investments segment were $691,000 for the three-month period ended June 28, 2003, compared to $651,000 for the same period last year, an increase of $40,000 or 6.1%. The increase primarily resulted from expenses related to the additional rented properties.

Interest Expense
----------------
Interest expense for the three-month period ended June 28, 2003 was $352,000, compared to $457,000 for the same period last year, a decrease of $105,000 or 23.0%. The decrease primarily resulted from lower average borrowings during the period ended June 28, 2003. Average borrowings during the three-month period ended June 28, 2003 were $20,526,000, compared to $24,249,000 for the same period last year.

Interest Income
---------------
Interest income for the three-month period ended June 28, 2003 was $321,000, compared to $171,000 for the same period last year, an increase of $150,000 or 87.7%. The increase primarily resulted from higher cash balances during the period ended June 28, 2003.

Income Taxes
------------
The Company's income tax benefit for the three-month period ended June 28, 2003 was $585,000, compared to $385,000 for the same period last year. The effective income tax rate decreased to 38.1% for the three-month period ended June 28, 2003, compared to 42.4% for the same period last year, due to changes in composition of income among the Company's consolidated entities.

Net Loss
--------
For the reasons stated herein, net loss for the three-month period ended June 28, 2003 was $952,000, or $0.20 per diluted share, compared to a loss of $523,000, or $0.11 per diluted share, for the same period last year.

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

At June 28, 2003, the Company had cash and cash equivalents of $44,433,000.

Net cash used in operating activities was $20,030,000 for the six-month period ended June 28, 2003, as compared to net cash provided by operating activities of $5,045,000 in the same period last year. Net cash used in operating activities during the six-month period ended June 28, 2003 resulted primarily from net changes in the working capital accounts of $21,008,000. Net cash provided by operating activities during the six-month period ended June 29, 2002 resulted primarily from $3,101,000 of net changes in the working capital accounts, and net income of $573,000. The changes in working capital accounts for the six-month period ended June 28, 2003 resulted primarily from the increase in inventory of $14,774,000 and reduction of accounts payable, accrued expenses and other liabilities of $16,758,000, offset in part by a reduction in accounts receivable of $11,554,000. The reduction of accounts payable, accrued expenses and other liabilities included, among other things, the payment of 2002 incentive bonus compensation and income taxes. These changes are fully consistent with the seasonal nature of the Company's business.

Net cash used in investing activities was $2,465,000 for the six-month period ended June 28, 2003, as compared to net cash used in investing activities of $2,388,000 for the same period last year. During the six-month periods ended June 28, 2003 and June 29, 2002, the Company used $3,728,000 and $2,048,000, respectively, to purchase or renovate real property and make other investments. Additionally, during the six-month period ended June 28, 2003, the Company received payments of $468,000 against notes receivable, and received $1,213,000 from the sale of real property and other investments. During the six-month period ended June 29, 2002 the Company received payments of $130,000 against notes receivable.

Net cash used in financing activities was $692,000 for the six-month period ended June 28, 2003, as compared to $4,456,000 for the same period last year. During the six-month periods ended June 28, 2003 and June 29, 2002, the Company used $3,321,000 and $5,378,000, respectively, for the repayment of long-term debt. During the six-month periods ended June 28, 2003 and June 29, 2002, the Company received proceeds of $3,282,000 and $697,000, respectively, from the issuance of long-term debt. Additionally during the six-month period ended June 28, 2003, the Company used $1,226,000 to purchase its common stock.

The Company's Revolving Credit Facility, which matures on August 31, 2003, provides a secured credit facility of up to $97,938,000 for borrowings and letters of credit. At June 28, 2003, the Company had no outstanding borrowings under the credit facility and $63,555,000 outstanding letters of credit. At June 28, 2003, based on the specified borrowing formula, the Company had approximately $4,200,000 available for borrowing under the credit facility. The Company is currently negotiating a proposal for a $100,000,000 secured credit facility with the existing bank group having a maturity date of April 30, 2007; and it is expected to be in place by the end of August 2003.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company, including advances to Hampshire Investments, Limited and its subsidiaries (the "Non-Restricted Subsidiary"). The Company was in compliance with all financial performance covenants and restrictions at June 28, 2003.

The Company's trade accounts receivable and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. Certain real properties of the Non-Restricted Subsidiary are pledged as collateral for mortgages. The Revolving Credit Facility and the Senior Notes restrict the sale of assets, payments by the Company of cash dividends to stockholders, the purchase of Company common stock and investments in and loans to the Non-Restricted Subsidiary. The Senior Notes also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at June 28, 2003.

The Company, through its Non-Restricted Subsidiary, finances real property investments through mortgages and construction loans. The Company's Chief Executive Officer has guaranteed certain indebtedness of the Non-Restricted Subsidiary, for which he is paid a fee.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under
APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded compensation expense in the periods presented because stock options were granted at the fair market value of the underlying stock on the date of grant. See Note 2, "Significant Accounting Policies", in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of the Form 10-Q for the required disclosures under SFAS 148.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. As of June 28, 2003, the adoption did not have any impact on the Company's operating results or financial position, since the Company had not entered into such arrangements.

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

Substantially all of the long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on June 28, 2003. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institutions, or at the option of the Company, a fixed rate based on LIBOR for a fixed term on the Revolving Credit Facility.

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

Item 4 - Controls and Procedures
--------------------------------

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

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

Not applicable.

Item 3 - Defaults in Senior Securities
--------------------------------------

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) The Annual Meeting of Stockholders was held on May 22, 2003.
         (b) All director nominees were elected.
         (c) The proposals submitted to the vote of stockholders and the results of the votes were as follows:

                                                                    Broker
Election of Directors     For      Against   Withheld  Abstained  Non-Votes
----------------------------------------------------------------------------
Ludwig Kuttner         4,515,596      -        94,660      -          -
Dr. Joel Goldberg      4,607,346      -         2,910      -          -
Michael Jackson        4,491,031      -       119,225      -          -
Richard V. Romer       4,571,781      -        38,475      -          -
Harvey L. Sperry       4,607,346      -         2,910      -          -
Eugene Warsaw          4,480,031      -       130,225      -          -
Irwin W. Winter        4,607,346      -         2,910      -          -
Peter W. Woodworth     4,607,346      -         2,910      -          -

Ratification of the
  appointment of Deloitte
  & Touche LLP as the
  Company's independent
  accountants          4,461,633  148,323         -        300        -

Item 5 - Other Information
--------------------------

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits
    The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and Part IV, Item (a)(3) therein.

b)  Reports on Form 8-K filed during the quarter
    On May 13, 2003, the Company filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding the release of the Company's financial results for the quarter ended March 29, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HAMPSHIRE GROUP, LIMITED
                                   (Registrant)


Date   August 7, 2003              /s/ Ludwig Kuttner
-----------------------            ------------------------------
                                   Ludwig Kuttner
                                   Chairman of the Board of Directors
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date   August 7, 2003              /s/ William W. Hodge
-----------------------            -------------------------------
                                   William W. Hodge
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
         ---------------------------------------------------------------

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

Date: August 7, 2003
-----------------------
/s/ Ludwig Kuttner
-----------------------
Ludwig Kuttner
Chief Executive Officer

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
        ---------------------------------------------------------------

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

Date   August 7, 2003
---------------------
/s/ William W. Hodge
---------------------
William W. Hodge
Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ended June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ludwig Kuttner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   August 7, 2003
----------------------
/s/ Ludwig Kuttner
----------------------
Ludwig Kuttner
Chief Executive Officer


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampshire Group, Limited (the "Company") on Form 10-Q for the period ended June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
W. Hodge, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date   August 7, 2003
---------------------
/s/ William W. Hodge
---------------------
William W. Hodge
Chief Financial Officer