Form 10-Q
period 2003-09-27
HAMPSHIRE GROUP LTD
filed 2003-11-06
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended September 27, 2003.

                                         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from  ________ to _______.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                Number of Shares Outstanding
           of Securities                      as of November 4, 2003
  -----------------------------            ----------------------------
  Common Stock, $0.10 Par Value                      4,062,721

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
  Item 1-Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of
         September 27, 2003, September 28, 2002 and December 31, 2002       3

         Unaudited Condensed Consolidated Statements of Operations
         for the Nine-Month and Three-Month Periods Ended
         September 27, 2003 and September 28, 2002                          4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine-Month Periods Ended September 27, 2003 and
         September 28, 2002                                                 5

         Notes to Unaudited Condensed Consolidated Financial Statements     6

  Item 2-Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

  Item 3-Quantitative and Qualitative Disclosures About Market Risk        15

  Item 4-Controls and Procedures                                           15

PART II - OTHER INFORMATION

  Item 1-Legal Proceedings                                                 16

  Item 6-Exhibits and Reports on Form 8-K                                  16

  Signatures                                                               17

                         PART I - FINANCIAL INFORMATION

Item 1-Financial Statements

                           HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               Sept. 27,   Sept. 28,   Dec. 31,
                                                 2003        2002       2002*
                                              ----------   --------    --------
ASSETS
------
Current assets:
  Cash and cash equivalents                    $  2,007    $    357    $ 66,893
  Accounts receivable trade-net                  72,683      80,579      27,474
  Notes and other accounts receivable-net           738         431       1,619
  Inventories                                    54,809      54,343      14,732
  Assets of discontinued operations-net          32,273      37,854      35,786
  Other current assets                            7,040       4,945       7,228
                                               --------    --------    --------
    Total current assets                        169,550     178,509     153,732

Property, plant and equipment-net                 1,785       1,586       1,679
Goodwill                                          8,020       8,020       8,020
Other assets                                      2,019       3,731       2,514
                                               --------    --------    --------
    Total assets                               $181,374    $191,846    $165,945
                                               ========    ========    ========
LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt            $  1,930    $  2,547    $  1,930
  Borrowings under line of credit                22,679      34,431         -
  Accounts payable                               12,958      13,248       6,172
  Accrued expenses and other liabilities         13,710      15,721      27,318
  Liabilities of discontinued operations         13,946      12,462      11,912
                                               --------    --------    --------
    Total current liabilities                    65,223      78,409      47,332

Long-term debt                                    6,605      10,224       7,583
Deferred compensation                             2,352       2,209       2,575
                                               --------    --------    --------
    Total liabilities                            74,180      90,842      57,490
                                               --------    --------    --------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                        476         472         472
Additional paid-in capital                       32,004      31,350      31,484
Retained earnings                                74,768      69,183      76,526
Treasury stock                                      (54)         (1)        (27)
                                               --------    --------    --------
    Total stockholders' equity                  107,194     101,004     108,455
                                               --------    --------    --------
    Total liabilities and stockholders' equity $181,374    $191,846    $165,945
                                               ========    ========    ========

*Derived from the December 31, 2002 audited consolidated balance sheet.

   (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                           Nine-Month            Three-Month
                                         Periods Ended           Periods Ended
                                    ----------------------  ---------------------
                                     Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                       2003        2002        2003        2002
                                     --------    --------    --------    --------

Net sales                             $180,164    $183,529     $97,036    $109,134
Cost of goods sold                     135,722     132,082      72,668      79,044
                                      --------    --------     -------    --------
Gross profit                            44,442      51,447      24,368      30,090

Selling, general and
  administrative expenses               37,062      35,319      16,377      15,377
                                      --------    --------     -------    --------
Income from operations                   7,380      16,128       7,991      14,713

Other income (expense):
  Interest expense                        (645)       (970)       (245)       (386)
  Interest income                          623         344          85          34
  Other                                     95        (296)         11        (154)
                                      --------    --------     -------    --------
Income before taxes from
  continuing operations                  7,453      15,206       7,842      14,207
Provision for income taxes               2,825       5,753       2,977       5,384
                                      --------    --------     -------    --------
Income from continuing operations        4,628       9,453       4,865       8,823
                                      --------    --------     -------    --------
Discontinued operations:
  Income from discontinued operations,
    net of tax of $313, $47, $71 and $76   558         153         171         210
  Loss from disposal of discontinued
    operations, net of tax of $121      (5,901)        -        (5,901)        -
                                      --------    --------     -------    --------
(Loss) income from discontinued
  operations                            (5,343)        153      (5,730)        210
                                      --------    --------     -------    --------
Net income (loss)                        ($715)     $9,606       ($865)     $9,033
                                      ========    ========     =======    ========
Basic income per share -
  Income from continuing operations      $0.98       $2.01       $1.02       $1.87
  (Loss) income from discontinued
    operations                           (1.13)       0.03       (1.21)       0.04
                                         -----       -----       -----       -----
  Net (loss) income                     ($0.15)      $2.04      ($0.18)      $1.92
                                         =====       =====       =====       =====
Diluted income per share -
  Income from continuing operations      $0.95       $1.96       $1.00       $1.82
  (Loss) income from discontinued
    operations                           (1.10)       0.03       (1.18)       0.04
                                         -----       -----       -----       -----
  Net (loss) income                     ($0.15)      $1.99      ($0.18)      $1.86
                                         =====       =====       =====       =====

Weighted average number of
  shares outstanding -        Basic      4,724       4,709       4,751       4,716
                                         =====       =====       =====       =====
                              Diluted    4,851       4,833       4,863       4,855
                                         =====       =====       =====       =====

        (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                      Nine-Month Periods Ended
                                                      ------------------------
                                                       Sept. 27,    Sept. 28,
                                                         2003         2002
                                                       --------     --------
Cash flows from operating activities:
  Net income (loss)                                    $  (715)     $ 9,606
  Loss (income) from discontinued operations             5,343         (153)
                                                       -------      -------
  Income from continuing operations                      4,628        9,453
  Adjustments to reconcile income from
    continuing operations to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                        586          523
      Provision for bad debts and uncollectible notes      -            195
      (Gain) loss on disposal of property                   (1)         108
      Net deferred compensation costs                      162          423
      Net change in operating assets and liabilities:
        Receivables                                    (44,245)     (45,822)
        Inventories                                    (40,077)     (27,604)
        Other assets                                        27           56
        Accounts payable, accrued expenses and other
          liabilities                                   (6,822)       8,249
                                                       -------      -------
    Net cash (used in) continuing operating activities (85,742)     (54,419)
                                                       -------      -------
Cash flows from investing activities:
  Capital expenditures                                    (721)        (633)
  Proceeds from sale of property, plant and equipment       30          -
  Proceeds from loans                                      188          188
                                                       -------      -------
    Net cash (used in) investing activities               (503)        (445)
                                                       -------      -------
Cash flows from financing activities:
  Net borrowings under line of credit                   22,679       34,431
  Proceeds from issuance of long-term debt                 -            168
  Repayment of long-term debt                             (978)      (3,447)
  Proceeds from issuance of common stock                   524          122
  Proceeds from issuance of treasury stock                 185          123
  Purchases of treasury stock                           (1,255)         -
                                                       -------      -------
    Net cash provided by financing activities           21,155       31,397
                                                       -------      -------
Discontinued operations:
    Net cash provided by (used in) discontinued
      operations                                           204       (4,327)
                                                       -------      -------
Net decrease in cash and cash equivalents              (64,886)     (27,794)
Cash and cash equivalents - beginning of period         66,893       28,151
                                                       -------      -------
Cash and cash equivalents - end of period              $ 2,007      $   357
                                                       =======      =======
---------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for:      Interest          $  946       $1,216
                                      Income taxes       5,721        7,311

Interest and income taxes paid include amounts related to discontinued operations.
              (The accompanying notes are an integral part of these
                        unaudited financial statements.)

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

In the opinion of the management of the Company, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year. As discussed in Note 4, "Discontinued Operations", in October 2003, the Company concluded to dispose of its Investment segment and accordingly, the net assets and net liabilities related to that segment are shown as held for sale in the accompanying balance sheets, and the results of operations of the Investment segment have been classified as discontinued operations for all periods presented.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are the same as those applied at December 31, 2002 and disclosed in the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

Stock Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 were effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded compensation expense in the periods presented because stock options were granted at the fair market value of the underlying stock on the date of grant.

The following information regarding net income and earnings per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS
123. The resulting effect on net income and earnings per share pursuant to SFAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the nine-month period ended September 27, 2003: risk-free interest rates of 4.1%; dividend yield of 0%; expected volatility of 39.7%; expected life of 4.2 years; and a weighted-average fair value of options granted of $7.02. During the nine-month period ended September 27, 2003, 1,000 options were granted and no options were granted during the three-month period ended September 27, 2003. There were no options granted during the nine-month and three-month periods ended September 28, 2002.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options' vesting period.

The following table illustrates the effect on reported net income (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                 Nine-Month           Three-Month
                                               Periods Ended         Periods Ended
                                            ------------------    ------------------
                                            Sept. 27, Sept. 28,   Sept. 27, Sept. 28,
                                              2003      2002        2003      2002
                                            --------  --------    --------  --------
Net income (loss)        As reported         ($715)    $9,606      ($865)    $9,033
  Less - Compensation cost, net of tax          37         56         11         10
                                            ---------------------------------------
                         Pro forma           ($752)    $9,550      ($876)    $9,023
-----------------------------------------------------------------------------------
Basic earnings (loss)
  per share:             As reported        ($0.15)     $2.04     ($0.18)     $1.92
                                            ---------------------------------------
                         Pro forma          ($0.16)     $2.03     ($0.18)     $1.91
-----------------------------------------------------------------------------------
Diluted earnings (loss)
  per share:             As reported        ($0.15)     $1.99     ($0.18)     $1.86
                                            ---------------------------------------
                         Pro forma          ($0.16)     $1.98     ($0.18)     $1.86
-----------------------------------------------------------------------------------

NOTE 3.  INVENTORIES
A summary of inventories by component is as follows:
                                                     (in thousands)
                                             Sept. 27, Sept. 28, Dec. 31,
                                               2003      2002      2002
                                             --------  --------  --------
Finished goods                               $54,204   $52,710   $13,246
Work-in-progress                                 132       392       205
Raw materials and supplies                       710     1,337     1,518
                                             -------   -------   -------
                                              55,046    54,439    14,969
Less - Excess of current cost
  over LIFO carrying value                      (237)      (96)     (237)
                                             -------   -------   -------
Total                                        $54,809   $54,343   $14,732
                                             =======   =======   =======

NOTE 4.  DISCONTINUED OPERATIONS

In August 2003, the Company announced that the Board of Directors had appointed a special committee to consider the possible disposition of Hampshire Investments, Limited ("HIL"), a subsidiary of the Company, which had previously been reported as a separate operating segment. The special committee, consisting of independent directors, was appointed because Ludwig Kuttner, Chairman and Chief Executive Officer, had indicated to the Board that he and other members of management of the Company, might participate as possible purchasers of HIL. HIL made investments both domestically and internationally, principally in real property, and earned rental revenues on many of these properties.

On October 8, 2003, the Company completed the disposition of HIL. Certain HIL assets were sold to K Holdings, L.L.C., a company controlled by Ludwig Kuttner, for a purchase price of 250,000 shares of the Company's common stock. Immediately after this sale, the Company sold all of the outstanding shares of HIL's capital stock to an investor group including Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Treasurer of the Company, for a purchase price of 450,000 shares of the Company's common stock.

The fair market value of the Company's common stock received in the two transactions was $23,905,000 using a price of $34.15 per share, as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $5,901,000, net of the related tax benefit. The $5,901,000 impairment of HIL, including estimated costs to sell, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the three-month and nine-month periods ended September 27, 2003. Substantially the entire amount of the loss from the disposition of HIL is classified as a capital loss and, since the benefit of the Company's future utilization of the capital loss is deemed unlikely, minimal tax benefit from the disposition has been recognized in the financial statements.

Due to the Company's announced intention in August 2003 to dispose of HIL, it has been accounted for as a discontinued operation and, accordingly, the financial information for all prior periods presented has been reclassified to report HIL as a discontinued operation.

The major classes of discontinued assets and liabilities included in the consolidated balance sheets are summarized as follows (in thousands):

                                        Sept. 27,   Sept. 28,   Dec. 31,
                                          2003        2002        2002
                                        --------    --------    -------
Current assets                          $ 1,698     $ 1,879     $ 3,167
Real property investments - net          30,907      30,792      27,668
Long-term investments - net               3,788       4,537       4,315
Impairment on disposal of investments    (4,830)        -           -
Other assets                                710         646         636
                                        -------     -------     -------
   Total assets                         $32,273     $37,854     $35,786
                                        =======     =======     =======

Current liabilities                     $ 2,971     $ 1,654     $ 2,193
Long-term liabilities                    10,975      10,808       9,719
                                        -------     -------     -------
   Total liabilities                    $13,946     $12,462     $11,912
                                        =======     =======     =======

The rental revenue and pretax income for HIL which are included in the income from discontinued operation activities in the consolidated statements of operations are summarized as follows (in thousands):

                            Nine-Month Periods Ended  Three-Month Periods Ended
                            ------------------------  -------------------------
                              Sept. 27,   Sept. 28,     Sept. 27,   Sept. 28,
                                2003        2002           2003        2002
                              --------    --------       --------    --------
Rental Revenue                 $2,596      $2,298          $885        $819
Pre-tax income                    871         200           242         286

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective for fiscal years beginning after December 15, 2003 for variable interest entities acquired before February 1, 2003 and effective immediately for variable interest entities created after January 31, 2003. The Company does not believe that the adoption of FIN 46 will have any impact on the Company's operating results or financial position, since the Company had not entered into such arrangements.

NOTE 6.  REVOLVING CREDIT FACILITY

On August 15, 2003, the Company entered into a new Revolving Credit Facility ("facility") with six participating commercial banks, with HSBC Bank USA as agent. The facility, which matures on April 30, 2007, provides a secured credit facility up to $100,000,000 in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100,000,000 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through this credit facility, plus seasonal overadvances.

Advances under the facility bear interest at either the bank's prime rate minus ..25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries and a pledge of the Common Stock of all subsidiaries. At September 27, 2003 there were $24,175,000 million outstanding letters of credit and $22,679,000 outstanding borrowings under the line of credit, which resulted in availability for borrowing of approximately $47,600,000 million under the facility at September 27, 2003.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at September 27, 2003.

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

DISCONTINUED OPERATIONS

In August 2003, the Company announced that the Board of Directors had appointed a special committee to consider the possible disposition of Hampshire Investments, Limited ("HIL"), a subsidiary of the Company, which had previously been reported as a separate operating segment. The special committee, consisting of independent directors, was appointed because Ludwig Kuttner, Chairman and Chief Executive Officer, had indicated to the Board that he and other members of management of the Company, might participate as possible purchasers of HIL. HIL made investments both domestically and internationally, principally in real property, and earned rental revenues on many of these properties.

On October 8, 2003, the Company completed the disposition of HIL. Certain HIL assets were sold to K Holdings, L.L.C., a company controlled by Ludwig Kuttner, for a purchase price of 250,000 shares of the Company's common stock. Immediately after this sale, the Company sold all of the outstanding shares of HIL's capital stock to an investor group including Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Treasurer of the Company, for a purchase price of 450,000 shares of the Company's common stock.

The fair market value of the Company's common stock received in the two transactions was $23,905,000 using a price of $34.15 per share, as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $5,901,000, net of the related tax benefit. The $5,901,000 impairment of HIL, including estimated costs to sell, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the three-month and nine-month periods ended September 27, 2003. Substantially the entire amount of the loss from the disposition of HIL is classified as a capital loss and, since the benefit of the Company's future utilization of the capital loss is deemed unlikely, minimal tax benefit from the disposition has been recognized in the financial statements.

Due to the Company's announced intention in August 2003 to dispose of HIL, it has been accounted for as a discontinued operation and, accordingly, the financial information for all prior periods presented has been reclassified to report HIL as a discontinued operation.

Income (Loss) from Discontinued Operations
------------------------------------------
The operations of the Company's Investment Subsidiary, Hampshire Investments, Limited, are classified as a discontinued operation as previously discussed. Income from discontinued operations for the nine-month period ended September 27, 2003 was $558,000, net of a provision for income tax of $313,000, compared to $153,000, net of a provision for income tax of $47,000, for the same period last year, an increase of $405,000.

Income from discontinued operations for the three-month period ended September 27, 2003 was $171,000, net of a provision for income tax of $71,000, compared to $210,000, net of a provision for income tax of $76,000, for the same period last year, a decrease of $39,000.

The loss from disposal of $5,901,000 (net of tax), as previously discussed, resulted from the charge to reduce the Investment segment (classified as held for sale) to its fair market value, less costs to sell. The sale of the Investment segment was consummated on October 8, 2003.

RESULTS OF CONTINUING OPERATIONS

Nine-month Periods Ended September 27, 2003 and September 28, 2002
------------------------------------------------------------------

Net Sales
---------
Net sales for the nine-month period ended September 27, 2003 were $180,164,000, compared to $183,529,000 for the same period last year, a decrease of $3,365,000 or 1.8%. The decrease was primarily from reduced sales of men's sweaters and women's related separates, offset by increases in sales of women's sweaters. Units shipped in the nine-month period ended September 27, 2003 exceeded units shipped during the same period last year by approximately 64,000 dozen, or 4.1%. The average net sales price per unit declined 5.7% primarily due to higher allowances granted to customers in a highly competitive retail market and a shift in product mix.

Gross Profit
------------
Gross profit for the nine-month period ended September 27, 2003 was $44,442,000, compared to $51,447,000 for the same period last year, a decrease of $7,005,000 or 13.6%. As a percentage of net sales, gross profit margins were 24.7% for the nine-month period of 2003, compared with 28.0% for the same period last year. The decrease in gross profit margins primarily resulted from higher allowances granted to customers in a highly competitive retail market.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $37,062,000 for the nine-month period ended September 27, 2003, compared to $35,319,000 for the same period last year, an increase of $1,743,000 or 4.9%. As a percentage of net sales, SG&A expenses were 20.6% for the nine-month period of 2003, compared with 19.2% for the same period last year. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased unit volume in the nine-month period ended September 27, 2003, costs related to the development of two new product lines launched in the fall of 2003, and approximately $1,300,000 of non-recurring costs associated with settling a vendor royalty audit and a contractual obligation.

Interest Expense
----------------
Interest expense for the nine-month period ended September 27, 2003 was $645,000, compared to $970,000 for the same period last year, a decrease of $325,000 or 33.5%. The decrease primarily resulted from lower average borrowings and lower interest rates on the credit facility borrowings during the period ended September 27, 2003. Average borrowings during the nine-month period ended September 27, 2003 were $12,629,000, compared to $18,324,000 for the same period last year.

Interest Income
---------------
Interest income for the nine-month period ended September 27, 2003 was $623,000, compared to $344,000 for the same period last year, an increase of $279,000 or 81.1%. The increase primarily resulted from higher cash balances during the period ended September 27, 2003.

Income Taxes
------------
The Company's income tax provision for the nine-month period ended September 27, 2003 was $2,825,000, compared to $5,753,000 for the same period last year. The effective income tax rate was 37.9% for the nine-month period ended September 27, 2003, compared to 37.8% for the same period last year.

Income from Continuing Operations
---------------------------------
For the reasons stated herein, net income from continuing operations for the nine-month period ended September 27, 2003 was $4,628,000, or $0.95 per diluted share, compared to $9,453,000, or $1.96 per diluted share, for the same period last year, a decrease of $4,825,000.

Three-Month Periods Ended September 27, 2003 and September 28, 2002
-------------------------------------------------------------------

Net Sales
---------
Net sales for the three-month period ended September 27, 2003 were $97,036,000, compared to $109,134,000 for the same period last year, a decrease of $12,098,000 or 11.1%. Units shipped in the three-month period ended September 27, 2003 decreased from units shipped during the same period last year by approximately 57,000 dozen, or 6.4%. The decrease primarily resulted from a highly competitive retail market causing a reduction in sales and the postponed shipment of some orders to the fourth quarter. The average net sales price per unit declined 5.0% primarily due to higher allowances granted to customers in a highly competitive retail market and a shift in product mix.

Gross Profit
------------
Gross profit for the three-month period ended September 27, 2003 was $24,368,000, compared to $30,090,000 for the same period last year, a decrease of $5,722,000 or 19.0%. As a percentage of net sales, gross profit margins were 25.1% for the three-month period of 2003, compared with 27.6% for the same period last year. The decrease in gross profit margins primarily resulted from lower net sales and higher allowances granted to customers in a highly competitive retail market.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses were $16,377,000 for the three-month period ended September 27, 2003, compared to $15,377,000 for the same period last year, an increase of $1,000,000 or 6.5%. As a percentage of net sales, SG&A expenses were 16.9% for the three-month period of 2003, compared with 14.1% for the same period last year. The increase resulted primarily from expenses related to the launching of new lines for the men's sweater business and the women's related separate business during the three-month period ended September 27, 2003, and approximately $1,300,000 of non-recurring costs associated with settling a vendor royalty audit and a contractual obligation.

Interest Expense
----------------
Interest expense for the three-month period ended September 27, 2003 was $245,000, compared to $386,000 for the same period last year, a decrease of $141,000 or 36.5%. The decrease primarily resulted from lower average borrowings and lower interest rates on the credit facility borrowings during the period ended September 27, 2003. Average borrowings during the three-month period ended September 27, 2003 were $17,320,000, compared to $23,435,000 for the same period last year.

Interest Income
---------------
Interest income for the three-month period ended September 27, 2003 was $85,000, compared to $34,000 for the same period last year, an increase of $51,000 or 150.0%. The increase primarily resulted from higher cash balances during the three-month period ended September 27, 2003.

Income Taxes
------------
The Company's income tax provision for the three-month period ended September 27, 2003 was $2,977,000, compared to $5,384,000 for the same period last year. The effective income tax rate was 38.0% for the three-month period ended September 27, 2003, compared to 37.9% for the same period last year.

Income from Continuing Operations
---------------------------------
For the reasons stated herein, net income from continuing operations for the three-month period ended September 27, 2003 was $4,865,000, or $1.00 per diluted share, compared to $8,823,000, or $1.82 per diluted share, for the same period last year, a decrease of $3,958,000.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the buildup in inventories and accounts receivable (which historically reach their maximum requirements in the third quarter), servicing long-term debt and funding capital expenditures. The primary sources to meet the liquidity and capital requirements include funds generated from operations, borrowings under revolving credit lines and long-term debt.

Net cash used in operating activities was $85,742,000 for the nine-month period ended September 27, 2003, as compared to net cash used in operating activities of $54,419,000 in the same period last year. Net cash used in operating activities during the nine-month period ended September 27, 2003 resulted primarily from an increase in inventory of $44,245,000 and accounts receivable of $40,077,000 and a reduction of accounts payable, accrued expenses and other liabilities of $6,822,000, offset by the cash provided by income from continuing operations of $4,628,000. The reduction of accounts payable, accrued expenses and other liabilities included, among other things, the payment of the 2002 incentive bonus compensation and income taxes. These changes are fully consistent with the seasonal nature of the Company's business. Net cash used in operating activities during the nine-month period ended September 28, 2002 resulted primarily from an increase in inventory of $45,822,000 and accounts receivable of $27,064,000, offset by an increase in accounts payable, accrued expenses and other liabilities of $8,249,000 and income from continuing operations of $9,453,000.

Net cash used in investing activities was $503,000 for the nine-month period ended September 27, 2003, as compared to net cash used in investing activities of $445,000 for the same period last year. During the nine-month periods ended September 27, 2003 and September 28, 2002, the Company used $721,000 and $633,000, respectively, for capital expenditures.

Net cash provided by financing activities was $21,155,000 for the nine-month period ended September 27, 2003, as compared to $31,397,000 for the same period last year. At September 27, 2003 and September 28, 2002, the Company had net borrowings under the credit facilities of $22,679,000 and $34,431,000, respectively, primarily for working capital requirements. During the nine-month periods ended September 27, 2003 and September 28, 2002, the Company used $978,000 and $3,447,000, respectively, for the repayment of long-term debt. Additionally during the nine-month period ended September 27, 2003, the Company used $1,255,000 to purchase its common stock.

On August 15, 2003, the Company entered into a new Revolving Credit Facility ("facility") with six participating commercial banks, with HSBC Bank USA as agent. The facility, which matures on April 30, 2007, provides a secured credit facility up to $100,000,000 in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100,000,000 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's Restricted Subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through this credit facility, plus seasonal overadvances.

Advances under the facility bear interest at either the bank's prime rate minus ..25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's Restricted Subsidiaries and a pledge of the Common Stock of all subsidiaries. At September 27, 2003 there were $24,175,000 million outstanding letters of credit and $22,679,000 outstanding borrowings under the line of credit, which resulted in availability for borrowing of approximately $47,600,000 million under the facility at September 27, 2003.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at September 27, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 were effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded compensation expense in the periods presented because stock options were granted at the fair market value of the underlying stock on the date of grant. See Note 2, "Significant Accounting Policies", in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of the Form 10-Q for the required disclosures under SFAS 148.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective for fiscal years beginning after December 15, 2003 for variable interest entities acquired before February 1, 2003 and effective immediately for variable interest entities created after January 31, 2003. The Company does not believe that the adoption of FIN 46 will have any impact on the Company's operating results or financial position, since the Company had not entered into such arrangements.

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

Substantially all of the long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on September 27, 2003. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institutions, or at the option of the Company, a fixed rate based on LIBOR for a fixed term on the Revolving Credit Facility.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment of U.S. dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

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

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits

  Exhibit No.                         Description
  -----------   --------------------------------------------------------------
    10.6        Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003.

    10.7 Amendment No. 3, dated August 19, 2003, to the Note Purchase Agreement, dated May 15, 1998, among the Company, the Guarantors named therein, Phoenix Life Insurance Company and the Ohio National Life Insurance Company.

    31.1 Certification of the Chief Executive Officer of Hampshire Group, Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of the Chief Financial Officer of Hampshire Group, Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification of the Chief Executive Officer and the Chief Financial Officer of Hampshire Group, Limited pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

  b)  Reports on Form 8-K filed during the quarter

       1. On August 14, 2003, the Company filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding the release of the Company's financial results for the quarter ended June 28, 2003.

       2. On October 23, 2003, the Company filed a current report on Form 8-K reporting an Item 2, Acquisition and Disposition of Assets, regarding the October 8, 2003 sale of certain assets and all of the outstanding shares of capital stock of Hampshire Investments, Limited, a subsidiary of Hampshire Group, Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HAMPSHIRE GROUP, LIMITED
                                 (Registrant)


Date  November 6, 2003           /s/ Ludwig Kuttner
----------------------------     ---------------------------------
                                 Ludwig Kuttner
                                 Chairman of the Board of Directors
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date  November 6, 2003           /s/ William W. Hodge
----------------------------     ----------------------------------
                                 William W. Hodge
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                             Description
-----------    ---------------------------------------------------------------
   10.6        Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003.

   10.7 Amendment No. 3, dated August 19, 2003, to the Note Purchase Agreement, dated May 15, 1998, among the Company, the Guarantors named therein, Phoenix Life Insurance Company and the Ohio National Life Insurance Company.

   31.1 Certification of the Chief Executive Officer of Hampshire Group, Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer of Hampshire Group, Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32          Certification of the Chief Executive Officer and the
               Chief Financial Officer of Hampshire Group, Limited pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.