Form 10-K
period 2003-12-31
HAMPSHIRE GROUP LTD
filed 2004-03-30
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. For the fiscal year ended December 31, 2003.
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    exchange Act of 1934.   For the transition period from _______ to________.

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


                             215 COMMERCE BOULEVARD
                       ANDERSON, SOUTH CAROLINA 29625-1303
    ------------------------------------------------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

     (Registrant's Telephone Number, Including Area Code ) (864) 225-6232.

Securities registered pursuant to Section 12(b) of the Act: (Title of class)
None.

Securities registered pursuant to Section 12(g) of the Act: (Title of class) Common Stock, $0.10 Par Value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the closing price of $30.11 on the last business day of the second fiscal quarter (June 27, 2003), was approximately $72,000,000. Shares of Common Stock held, directly or indirectly, by each director and executive officer of the Company have been excluded in that such persons are deemed to be affiliates.

As of March 22, 2004, the Registrant had outstanding 4,081,971 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               2003 ANNUAL REPORT
                                Table of Contents
                                                                          Page
                                                                          ----
Part I
     Item 1.   Business                                                     3
     Item 2.   Properties                                                   7
     Item 3.   Legal Proceedings                                            7
     Item 4.   Submission of Matters to a Vote of Security Holders          7

Part II
     Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters                                8
     Item 6.   Selected Financial Data                                      8
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  20
     Item 8.   Financial Statements and Supplementary Data                 20
     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       20
     Item 9A.  Controls and Procedures                                     20

Part III
     Item 10.  Directors and Executive Officers of the Registrant          21
     Item 11.  Executive Compensation                                      21
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                21
     Item 13.  Certain Relationships and Related Transactions              21
     Item 14.  Principal Accountant Fees and Services                      21

Part IV
     Item 15.  Exhibits, Financial Statement Schedule
                 and Reports on Form 8-K                                   22

Signature Page                                                             24

Certifications                                                             25

Independent Auditors' Report                                              F-2

Consolidated Financial Statements                                         F-3

Notes to Consolidated Financial Statements                                F-7

Quarterly Financial Data                                                 F-23

Financial Statement Schedule                                             F-24

                                     PART I

ITEM 1 - BUSINESS

GENERAL
-------
Hampshire Group, Limited ("Hampshire Group" or the "Company"), a Delaware corporation, is an apparel company that operates through its wholly-owned subsidiaries Hampshire Designers, Inc. ("Hampshire Designers") and Item-Eyes, Inc. ("Item-Eyes"). Hampshire Designers is the largest designer and marketer of sweaters in North America and Item-Eyes is a leading designer and marketer of related separates. Both Hampshire Designers and Item-Eyes source the manufacture of their products through an international network of quality manufacturers.

Hampshire Group, through a predecessor firm, has been engaged in the design, manufacture (until the sale of all manufacturing facilities in 2000), and marketing of sweaters since 1956. Item-Eyes has been engaged in the apparel business since 1978.

On October 8, 2003, the Company disposed of its investment subsidiary, Hampshire Investments, Limited ("HIL") after the Board of Directors (the "Board") determined that the Company should concentrate on the apparel business. The transaction was handled by a special committee of the Board, consisting solely of independent directors, because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers of HIL. HIL made investments both domestically and internationally, principally in real property. (See Item 7 for Discontinued Operations.)

STRENGTHS AND STRATEGY
----------------------
The Company's primary strength is its ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. The Company has developed an international sourcing abilities to broaden its product lines and to deliver quality merchandise at a competitive price.

The process for the design and development of the Company's products depends on whether the product is branded or private-label. In the branded business, the products first are designed by the Company's experienced design team, incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with manufacturers, resulting in a high-quality product to meet specified price levels. For private-label business, the products are designed by the Company for approval by the retailers under whose brand the products will be marketed.

-------------------------------------------------------------------------------
           Cautionary Disclosure Regarding Forward-Looking Statements

When used in this document in general and in the Outlook Section of Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, (including the risks that results from the expiration of quota system on products entering the US as set forth in "Governmental Regulation and Trade Agreements" under Item I on page 6 hereof) which attempt to advise interested parties of the factors that affect the Company's business, in this report, as well as the Company's other filings under the Securities Exchange Act of 1934.
-------------------------------------------------------------------------------

The quality of the Company's garments is ensured in a variety of ways. Each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance program. In some instances, multi-staged inspection processes, including direct field audits, are performed by Company personnel, and from time to time by customers' quality control personnel. In international sourcing, the Company, in addition to its own personnel, utilizes factory personnel, sourcing agents, inspection agencies and independent test labs to assure that the products meet our high quality standards and the standards required by our customers.

The Company's domestic distribution facilities, using the Company's Quick Response program and an Electronic Data Interchange ("EDI") system, are linked electronically to most of the Company's customers. All distribution is coordinated through domestic facilities, including goods sourced from the Far East, which are distributed primarily through public warehouses strategically located in California, improving delivery time. By providing just-in-time delivery of merchandise through the strategically located distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an essential service to its customers.

The acquisition of the Item-Eyes business in August 2000 fit within the Company's long-term strategies of building a more diversified apparel company. With a broad line of women's woven and knit related separates, the Item-Eyes acquisition expanded the Company's product lines, moved the Company into new market areas with its customers, and increased the Company's global sourcing capabilities through inclusion of a Central America sourcing network.

ORGANIZATION
------------
The Company is an apparel company whose principal products are women's and men's branded and private-label sweaters and women's woven and knit related separates. The Company is a major supplier to the moderate-price sector of department stores and sells to mass merchandisers, specialty retail stores and catalog companies.

Product Lines
-------------
The Company has significantly expanded its product lines. A decade ago, the Company's product line was primarily focused on women's full-fashion, Luxelon(R) (acrylic yarn) sweaters marketed under the Designers Originals label. Although Designers Originals sweaters remain an important product line, the expanded product line permits the Company to supply many more departments of the Company's customers. Through the 1995 acquisition of Segue Limited, the Company added a business-casual line for women and through the 2000 acquisition of Item-Eyes, a broad line of woven and knit related separates, including classic-woven apparel, was added.

A line of men's sweaters has also been developed over the past seven years through strategic expansion of brand name licensing. Hampshire Brands is licensed to manufacture and market men's sweaters under the Geoffrey Beene(R), Dockers(R) and Levi's(R) labels. During 2002 Hampshire Brands created and introduced two new brands, Spring + Mercer(R) and Mercer Street Studio(TM). These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments of our customers.

The Company's product lines are sold by both the Company's sales force and independent sales representatives with senior management participating in the presentations to the larger accounts.

Products
--------
Designers Originals sweaters include the Company's traditional product for women
- classically designed, full-fashioned, fine-gauge, Luxelon(R) (acrylic yarn) sweaters with cashmere feel and look. Designers Originals sweaters also include a line of fine-gauge, full-fashion, cotton sweaters and a variety of other novelty sweaters.

Under the Designers Originals Studio label, the Company sells a business-casual line for women which incorporates woven fabrics in related separates, such as blouses, pants, skirts and sweaters, in the moderate-price category. The Company also sells solid and jacquard chenille sweaters and seasonal theme sweaters.

Related sportswear, including blazers, pants, shirts and sweaters, and "soft dressing", is sold by Item-Eyes under its Requirements(R) and Nouveaux(R) labels and the private-labels of some of the Company's customers.

With its established international manufacturing sources, the Company has the ability to respond expediently to market demands.

Customers
---------
The Company has historical relationships with many of its approximately 250 customers, which include most major department stores, mass merchants, specialty retail stores and catalog companies. Over the past few years the Company's customer base has decreased due to the consolidation of the retail industry; however, management does not believes that the number of retail stores serviced by the Company has decreased.

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

The ability of the Company to compete is enhanced by the strength of its financial position, significant liquid assets and low debt.

Seasonality
-----------
Although the Company sells apparel throughout the year, the business is highly seasonal, with approximately 72% of annual net sales occurring during the third and fourth quarters of fiscal 2003.

Effects of Changing Prices
--------------------------
The Company is subject to the effects of changing prices. It has generally been able to pass along a majority of inflationary increases in its costs by increasing the prices for its products.

BACKLOG
-------
The sales order backlog for the Company was approximately $95 million as of March 1, 2004, compared to approximately $111 million as of March 1, 2003. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not indicative of a trend in sales for the year.

TRADEMARKS AND LICENSES
-----------------------
The Company considers its own trademarks to have value in the marketing of its products. The Company has entered into licensing agreements to manufacture and market sweaters under certain trademarks for which it pays a royalty fee based on sales. The licensing agreements are normally for a three-year initial term with an option to renew, provided the Company achieves a specified sales level during the term.

ELECTRONIC INFORMATION SYSTEMS
------------------------------
In order to schedule production, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of integrated electronic information systems applications. Approximately 80% of all orders are received electronically. These orders are generated by the customers' computer systems based on sales and inventory levels. The Company electronically sends advance ship notices and invoices to customers, which results in the timely updating of the customers' inventory systems.

CREDIT AND COLLECTION
---------------------
The Company manages its credit and collection functions by approving and monitoring the credit lines of its customers. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The Company believes that its credit and collection staff has been a significant factor in minimizing both lost sales and bad debt losses.

CUSTOMERS
---------
For each of the years, 2003, 2002 and 2001, more than 99% of the Company's sales were to customers located in the United States. Sales outside of the United States were to customers in Mexico and Canada. The Company had sales to three major customers (defined as sales in excess of 10% of total sales) during 2003, J.C. Penney Company, Kohl's Corporation and May Department Stores, which represented 15%, 14% and 10% of total sales. These same three customers represented 14%, 11% and 11% of total sales during 2002; and 14%, 11% and 10% of total sales during 2001. The Company's five largest customers accounted for approximately 52% of the Company's consolidated sales in 2003, compared to 49% in both 2002 and 2001.

EMPLOYEES
---------
As of March 2, 2004, the Company had approximately 206 full-time employees and 4 part-time employees. The Company and its employees are not parties to any collective bargaining agreements except for 16 hourly employees of Item-Eyes, Inc., who are represented by Unite Labor Union under an agreement expiring in August 2004. The Company's relationship with its employees is predicated on open communications and fairness to all employees. In the opinion of the Company's management, this method is essential to having a productive relationship with the employees.

GOVERNMENTAL REGULATION AND TRADE AGREEMENTS
--------------------------------------------
The apparel industry and the Company's business are subject to a wide variety of international trade agreements as well as federal, state and local regulations. The Company believes it has operated and intends to continue to operate in compliance in all material respects with these agreements and regulations.

International trade agreements in particular can have a significant impact on the apparel industry and the Company. These agreements generally provide for tariffs, which impose a duty charge on the product being imported, and quotas, which limit the amount of the product that may be imported, to be placed on certain products as they move between certain countries. Both raise the total cost of importing a product. Primary among the many multilateral and bilateral trade associations and agreements existing between the United States and certain foreign countries is the World Trade Organization (WTO) which was established in 1995 as the governing body for international trade between the 140 originating member countries, including the United States. The resulting General Agreement on Trade and Tariffs (GATT) of 1995 provides a ten year schedule, 1995 - 2004, for the general reduction of tariffs and the elimination of quotas on products entering the United States from these WTO countries. The next phase of agreement among these WTO countries is still being negotiated. Until a new agreement is reached, the 2005 tariffs will continue to apply.

Beyond the WTO, the United States has entered into several significant trade agreements, including the North American Free Trade Agreement (NAFTA) in 1993, which generally has eliminated all apparel tariffs and quotas between Canada, Mexico and the United States, the Caribbean Basin Initiative (CBI) in 2000, which generally grants NAFTA-like trade privileges to an additional 23 Caribbean Basin countries, and the African Growth and Opportunity Act (AGOA) in 2000, which allows 38 countries in sub-Saharan Africa to qualify for dramatic reductions in their tariffs and quota restrictions with the United States.

ITEM 2 - PROPERTIES

The Company leases its corporate office and all of its sales offices, showrooms and distribution center. The Company believes that all of its properties are well maintained, in good condition and are generally suitable for their intended use. The Company's principal properties are described in the table below.

                                                      Square         Lease
               Properties                             Footage     Expiration(1)
-------------------------------------------------------------------------------
Administrative Offices - Anderson, South Carolina      10,500       06/30/06

Hampshire Designers
  Sales Office and Showroom - New York, New York       24,000       08/31/11
  Distribution Center - Anderson, South Carolina       57,000       04/30/04(2)

Item-Eyes
  Sales Office and Showroom - New York, New York        6,000       06/30/07
  Operations Center - New York, New York               16,000       06/30/05
  Administrative Offices - Hauppauge, New York          6,000       05/31/05

(1) Assuming the exercise of all options to renew.
(2) Hampshire Designers has transferred the distribution of all products to California effective February 2004.
-------------------------------------------------------------------------------

The Company primarily utilizes public warehouses in New Jersey and California to receive and distribute its merchandise.

ITEM 3 - LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which the Company is a party will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Stockholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "HAMP".

The following table sets forth the high and low sales prices of shares of Common Stock for each of the quarters of 2002 and 2003 as reported by the Nasdaq Stock Market.
                                                      Common Stock
                                                   High          Low
                                                  --------------------
    Year Ended December 31, 2002:
         First Quarter                            $19.45       $12.10
         Second Quarter                            22.98        16.75
         Third Quarter                             26.50        15.25
         Fourth Quarter                            22.48        16.00

    Year Ended December 31, 2003:
         First Quarter                            $23.00       $19.58
         Second Quarter                            31.09        20.67
         Third Quarter                             33.80        28.02
         Fourth Quarter                            35.50        29.52

As of March 22, 2004, the Company had 36 stockholders of record. The Company believes there are in excess of 1,000 beneficial owners of its Common Stock.

The Company has not declared or paid dividends with respect to its Common Stock. The determination to pay dividends will be made by the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Company's Senior Notes and Revolving Credit Facility contain restrictive covenants placing limitations on "restricted payments", which includes payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 hereof.

In April and August 2003, in connection with the Company's Common Stock Benefit Plans, the Company issued 30,000 shares and 10,000, shares respectively, to meet the obligations of these Plans. Additional shares required to fund these Plans were provided from the Company's Treasury stock. During 2002 approximately 14,700 shares were issued to meet the obligations of these Plans.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data under the captions "Income Statement Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2003, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected in any future period.

Selected Consolidated Financial Data
(in thousands, except per share data)
Year Ended December 31,                 2003       2002       2001     2000(2)      1999
------------------------------------------------------------------------------------------
INCOME STATEMENT DATA (1)
Net sales                            $292,651   $293,268   $261,361   $195,372   $150,394
Cost of goods sold                    218,454    210,336    192,546    155,721    120,748
                                     ----------------------------------------------------
Gross profit                           74,197     82,932     68,815     39,651     29,646
Selling, general and administrative
  expenses                             54,903     51,816     45,482     29,542     23,815
Net loss (gain) on sale of plant and
  equipment and impairment charges (3)    -          -        2,618     (2,308)       285
                                     ----------------------------------------------------
Income from operations                 19,294     31,116     20,715     12,417      5,546
Other income (expense):
  Interest expense                       (909)    (1,359)    (2,563)    (2,687)    (1,453)
  Interest income                         683        420        514      1,201        502
  Other                                   155       (271)      (133)      (205)     1,448
                                     ----------------------------------------------------
Income from continuing operations
  before provision for income taxes    19,223     29,906     18,533     10,726      6,043
Income tax (provision) benefit:
  Current                              (6,821)   (12,525)    (7,700)    (2,113)      (509)
  Deferred                               (979)       664        770        (14)      (337)
                                     ----------------------------------------------------
Income from continuing operations (4)$ 11,423   $ 18,045   $ 11,603   $  8,599   $  5,197
                                     ====================================================

Income per share from      Basic        $2.50      $3.83      $2.49      $2.02      $1.27
  continuing operations:             ====================================================
                           Diluted      $2.43      $3.73      $2.48      $1.98      $1.22
                                     ====================================================
Weighted average number    Basic        4,573      4,711      4,661      4,265      4,100
  of shares outstanding:             ====================================================
                           Diluted      4,696      4,834      4,674       4,341     4,257
                                     ====================================================
-----------------------------------------------------------------------------------------
December 31,                            2003       2002       2001       2000       1999
-----------------------------------------------------------------------------------------
BALANCE SHEET DATA (1)
Cash and cash equivalents            $ 63,292   $ 66,893   $ 28,151   $  9,902    $23,267
Working capital                        87,902     82,626     70,713     60,456     54,340
   Total assets                       133,174    130,051    109,128    102,465     79,097
-------------------------------------====================================================
Long-term liabilities                 $ 8,375   $ 10,158    $13,797    $18,763    $19,664
Total debt (5)                         10,239     12,088     18,167     21,236     20,785
Stockholders' equity                   90,422    108,455     91,153     79,715     67,660
-----------------------------------------------------------------------------------------
Book value per share                   $22.23     $22.97     $19.42     $17.16     $16.44
-------------------------------------====================================================

(1)  The financial information previously presented for the years 1999 through 2002 has been restated to present Hampshire Investments, Limited as a discontinued operation in all periods. Accordingly, the Income Statement Data represents only continuing operations and assets and liabilities of the discontinued operations have been excluded for the years 1999 through 2002 in the Balance Sheet Data.
(2)  Includes the results of operations of Item-Eyes, Inc. from August 20, 2000, the date of acquisition.
(3)  Gains and losses on sale of plant and equipment included herein are related to the sale of the Company's manufacturing operations. Gains and losses on sales of plant and equipment in the normal course of business are included in selling, general and administrative expenses.
(4)  Fiscal years 2001, 2000 and 1999 include goodwill amortization, net of income taxes, of
     $543,000, $546,000 and $415,000, respectively. Effective January 1, 2002, the Company is no longer permitted to amortize goodwill as result of adoption of SFAS No. 142. (See Note
     1 to the consolidated financial statements).
(5)  Includes long-term debt, current portion thereof, borrowing under the credit facility, related party debt, subordinated notes and deferred compensation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW
------------------
After the disposal of the investment subsidiary on October 8, 2003, as discussed below, the only business of the Company is the apparel business. The business is conducted through two wholly owned subsidiaries - Hampshire Designers, which primarily designs and sells women's and men's sweaters, and Item-Eyes, which designs and sells a broad line of women's woven and knit separates. The Company sells to approximately 250 retail customers, primarily in the United States, including most major department stores, mass merchants, specialty retail stores and catalog companies. The Company's three major customers, each representing more than 10% of sales, are J.C.Penney Company, Kohl's Corporation and May Department Stores.

The Company outsources the manufacture of its products, principally due to lower labor costs available through the Company's international sources. Substantially all of the products sold by the Company, including the products sold by Item-Eyes, are supplied by international manufacturing sources.

Women's sweaters are marketed under the Company's own labels, Designers Originals and Designers Originals Studio, licensed labels and private labels of its customers. The Company historically produced and marketed a classic styled sweater; however, demand has shifted over the past several years with the majority of growth occurring in fashion design and embellished sweaters and tops that can only be sourced internationally due to the extensive hand labor required to manufacture such garments. Sales of women's sweaters, including sweaters marketed by Item-Eyes, accounted for approximately 54% of the Company's net sales in 2003.

Men's sweaters, accounting for approximately 22% of net sales of the Company in 2003, are primarily manufactured through the Company's international sources. The products are marketed under Company owned labels Spring + Mercer and Mercer Street Studio and under well known designer's labels including Geoffrey Beene, Dockers and Levi's. During 2003, the market demand for men's sweaters declined approximately 13% from 2002. Management believes this decline reflects the industry-wide conditions which will reverse itself in the future.

Item-Eyes produces only women's products. The trend in product mix for Item-Eyes over the past three years has been a decrease in the demand for blazers, which has been offset by an almost equal increase in the sale of sweaters. In 2001 blazers represented approximately 24% of Item-Eyes' net sales while the sweater category was insignificant. Sales of blazers by Item-Eyes during 2003 decreased to less than 6% of annual net sales while sweaters accounted for approximately 26% of annual sales. Management believes the demand for blazers will increase as fashion trends change.

The Company believes its greatest risk is the uncertainty arising from the scheduled elimination on December 31, 2004 of the quota system established by the World Trade Organization (see discussion under "Governmental Regulation and Trade Agreements" above) and the impact that the elimination of the quota system will have on international trade, particularly the apparel industry. The uncertainty includes any action that may be taken by the United States government in the event that the quantity of imported apparel is determined to be a market disruption in the United States.

The results in 2003 were affected by the highly competitive conditions in the retail apparel market. In the women's sweater business, both sales and earnings increased despite strong competition, but reduced gross margins in the men's sweater business and women's related separates' business resulted in a decline in earnings. The declining margins were in large part due to increased customer allowances, enabling customers to markdown products in the competitive market environment. Customer allowances, including provision for returned product and other adjustments, increased to 8.8% in 2003 from 7.3% in 2002. Management analyzed these allowance requests from customers on a case-by-case basis and grants allowances where deemed important in the long-term interest of the Company's relationship with its customers. The Company expects pressure on margins to continue throughout 2004 as apparel retailers continue to recover from the economic downturn.

DISPOSAL OF INVESTMENT COMPANY IN 2003
--------------------------------------
On October 8, 2003, the Company disposed of its investment subsidiary, Hampshire Investments, Limited ("HIL") after the Board of Directors (the "Board") determined that the Company should concentrate on the apparel business. A special committee of the Board, consisting of independent directors, was responsible for the disposal of HIL because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers. HIL made investments both domestically and internationally, principally in real property.

Certain assets of HIL were sold to K Holdings, LLC, a company controlled by Mr. Kuttner, for a purchase price consisting of 250,000 shares of the Company's common stock. The Company then exchanged all of the outstanding shares of capital stock of HIL with an investor group including Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Secretary/Treasurer of the Company, for 450,000 shares of the Company's common stock. Mr. Clayton subsequently was appointed interim Chief Financial Officer.

The fair market value of the Company's common stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ as of the close of the market on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from the disposal of approximately $6,433,000, including the related income tax expense of $192,000. This loss, including disposal costs, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the third quarter and the year ended December 31, 2003. Of the reported loss, approximately $5,560,000 is attributable to the disposition of the capital stock of Hampshire Investments, Limited, the Company's investment subsidiary. Pursuant to Internal Revenue Code
Section 355, the transaction is characterized as a tax-free spin off and the Company is not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit has been provided for this loss in the consolidated financial statements.

The disposal of HIL has been accounted for as a discontinued operation and, accordingly, the financial information for all prior periods presented has been reclassified to report HIL as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS
--------------------------------
2003 Compared With 2002

Net Sales
---------
Net sales for the year ended December 31, 2003 were $292,651,000, compared to $293,268,000 for 2002, a decrease of $617,000 or 0.2%. Units shipped for the year ended December 31, 2003 exceeded units shipped during the same period last year by approximately 101,000 dozen or 4.2%. The increase was due to an increase in sales of women's sweaters, offset in part by a decline in sales of men's sweaters. The average sales price per unit declined 4.2% primarily due to a shift in product mix and higher allowances granted to customers.

Gross Profit
------------
Gross profit for the year ended December 31, 2003 was $74,197,000, compared to $82,932,000 for 2002, a decrease of $8,735,000 or 10.5%. As a percentage of net sales, gross profit margin was 25.4% for 2003, compared to 28.3% for 2002. The decrease in gross profit margins primarily resulted from higher allowances granted to customers in a highly competitive retail market.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company were $54,903,000 for the year ended December 31, 2003, compared to $51,816,000 for 2002, an increase of $3,087,000 or 6.0%. As a percentage of net sales, SG&A expenses were 18.8% for 2003, compared to 17.7% for 2002. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased unit volume for the year ended December 31, 2003, costs related to the development of two new product lines launched in the fall of 2003, and approximately $1,800,000 of non-recurring costs associated with resolving a vendor royalty audit and an employment agreement. During 2002 and 2003, the Company successfully defended a lawsuit brought by a former supplier, Glamourette, and recorded $450,000 in 2003 and $550,000 in 2002 both as a reduction of the reserve for the claim and a reduction of SG&A expenses in each year.

Interest Expense
----------------
Interest expense for the year ended December 31, 2003 was $909,000, compared to $1,359,000 for 2002, a decrease of $450,000 or 33.1%. The decrease primarily resulted from lower average borrowings and lower interest rates on the credit facility borrowings during the year ended December 31, 2003. Average borrowings during the year ended December 31, 2003 were $13,038,000, compared to $19,011,000 for 2002.

Interest Income
---------------
Interest income for the year ended December 31, 2003 was $683,000, compared to $420,000 for the 2002, an increase of $263,000 or 62.6%. The increase primarily resulted from higher average cash balances during the year ended December 31, 2003.

Income Tax on Continuing Operations
-----------------------------------
The income tax provision for the year ended December 31, 2003 was $7,800,000, compared to $11,861,000 for 2002. The effective income tax rate was 40.6% for the year ended December 31, 2003, compared to 39.7% for 2002. In 2002 the Company benefited from a charitable contribution of real property.

Income from Continuing Operations
---------------------------------
As a result of the foregoing, net income from continuing operations for the year ended December 31, 2003 was $11,423,000, or $2.43 per share on a diluted basis, as compared to $18,045,000, or $3.73 per share on a diluted basis, for 2002.

Income (Loss) of Discontinued Operations
----------------------------------------
Income from discontinued operations for the year ended December 31, 2003 was $637,000, net of a provision for income tax of $408,000, compared to a loss of $997,000, net of a benefit for income tax of $1,761,000, for the preceding year. The results of the Company's investment subsidiary for the year ended December 31, 2002 included an impairment charge on real property in the amount of $3,140,000. For the year ended December 31, 2002, the Company reported an income tax benefit of approximately $1,761,000. This benefit resulted primarily from the impairment charge recorded on a domestic real property investment in the amount of $3,140,000 and the benefit from the utilization of a capital loss carryforward.

The net loss from the disposal of $6,433,000 resulted from the charge to reduce the investment segment to its fair market value, plus disposal expenses of approximately $950,000. The disposal of the investment segment was consummated on October 8, 2003.

Loss from discontinued operations for the year ended December 31, 2003, including the loss on disposal, was $1.23 per share on a diluted basis, as compared with a loss of $0.20 per share on a diluted basis, for 2002.

Net Income
----------
Net income of the Company for the year ended December 31, 2003 was $5,627,000, or $1.20 per share on a diluted basis, as compared to $17,048,000, or $3.53 per share on a diluted basis, for 2002.

RESULTS OF CONTINUING OPERATIONS
--------------------------------
2002 Compared With 2001

Net Sales
---------
Net sales for the year ended December 31, 2002 were $293,268,000, compared to $261,361,000 for 2001, an increase of $31,907,000 or 12.2%. Units shipped for the year ended December 31, 2002 exceeded units shipped during the same period the prior year by approximately 429,000 dozen or 21.6%. The increase was primarily due to an increase in sales of women's sweaters. The average sales price per unit declined 7.7% primarily due to a shift in product mix.

During the fourth quarter of 2002, suppliers of the Company failed to deliver product pursuant to agreed purchase contracts. Due to the failure the Company lost sales where product could not be replaced, negotiated settlements with these customers for non-delivery penalties, and incurred additional costs related to securing replacement product for the timely delivery to other customers. Costs and expenses related to the dispute with these suppliers were fully reserved pending final resolution of the dispute.

Gross Profit
------------
Gross profit for the year ended December 31, 2002 was $82,932,000, compared to $68,815,000 for 2001, an increase of $14,117,000 or 20.5%. As a percentage of net sales, gross profit margin was 28.3% for 2002, compared to 26.3% for 2001. The increase in gross profit is attributed primarily to an increase in unit volume of products sold, reduced costs associated with sourcing and product mix.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company were $51,816,000 for the year ended December 31, 2002, compared to $45,482,000 for 2001, an increase of $6,334,000 or 13.9%. As a percentage of net sales, SG&A expenses were 17.7% for 2002, compared to 17.4% for 2001. The higher SG&A expenses resulted primarily from additional marketing, designing, shipping and related expenses caused by the increased sales volume and higher incentive bonuses due to the increased income in 2002. During 2002, the Company successfully defended a lawsuit brought by a former supplier and recorded $550,000 both as a reduction of the reserve for claim and a reduction of SG&A. With the adoption of SFAS No. 142 on January 1, 2002, the Company did not amortize goodwill for the year ended December 31, 2002, while goodwill amortization was $847,000 in 2001.

Impairment Charges and Provision for Uncollectible Note
-------------------------------------------------------
During the year ended December 31, 2000, the Company sold its sweater manufacturing assets to Glamourette/OG, Inc. ("Glamourette"), a Puerto Rican corporation. As partial payment of the purchase price, the Company accepted a promissory note in the discounted amount of $6,468,000, due April 28, 2005. During the fourth quarter of 2001, the Company notified Glamourette that it was in default under the loan agreement with respect to the sale of the sweater manufacturing assets and that the Company would recoup approximately $1,100,000 owed to Glamourette for merchandise received by the Company. Subsequent to the notice of default Glamourette filed for bankruptcy and accordingly, the Company wrote off the balance of the note in the amount of $1,793,000. Additionally, for the year ended December 31, 2001, the Company recognized impairment of goodwill, in the amount of $825,000, due to the permanent decline in one of the divisional operations and its estimated deficiencies in future cash flows.

Interest Expense
----------------
Interest expense for the year ended December 31, 2002 was $1,359,000, compared to $2,563,000 for 2001, a decrease of $1,204,000 or 47.0%. The decrease was primarily due to lower average borrowings and lower interest rates during the year ended December 31, 2002. Average borrowings during the year ended December 31, 2002 were $19,011,000, compared to $31,267,000 for 2001. Interest Income
Interest income for the year ended December 31, 2002 was $420,000, compared to $514,000 for the year ended December 31, 2001, a decrease of $94,000 or 18.3%. The decrease resulted from there being no interest income for the year ended December 31, 2002 on the Glamourette promissory note, on which interest income of $229,000 had been recognized during the year ended December 31, 2001.

Income Tax on Continuing Operations
-----------------------------------
The income tax provision for the year ended December 31, 2002 was $11,861,000, compared to $6,930,000 for 2001. The effective income tax rate increased to 39.7% for the year ended December 31, 2002, compared to 37.4% for 2001, due to changes in composition of income among the Company's consolidated entities.

Net Income from Continuing Operations
-------------------------------------
As a result of the foregoing, income from continuing operations for the year ended December 31, 2002 was $18,045,000, or $3.73 per share on a diluted basis, as compared to $11,603,000, or $2.48 per share on a diluted basis, for the preceding year.

Loss from Discontinued Operations
---------------------------------
The operations of HIL are classified as a discontinued operation for all periods presented, as previously discussed. Loss from discontinued operations for the year ended December 31, 2002 was $997,000, net of a benefit for income tax of $1,761,000, or $0.20 per share on a diluted basis, compared to a loss of $523,000, net of a provision for income tax of $730,000, for 2001, or $0.11 per share on a diluted basis, a decrease of $970,000.

For the year ended December 31, 2002, the Company reported an income tax benefit of approximately $1,761,000. This benefit resulted primarily from the impairment charge recorded on a domestic real property investment in the amount of $3,140,000 and the benefit from the utilization of a capital loss carryforward. For the year ended December 31, 2001, the Company reported an income tax benefit of approximately $730,000. This benefit resulted primarily from impairment charges recorded on certain foreign investments and real property assets and the benefit of a capital loss.

Net Income
----------
As a result of the foregoing, net income of the Company for the year ended December 31, 2002 was $17,048,000, or $3.53 per share on a diluted basis, as compared to $11,080,000, or $2.37 per share on a diluted basis, for the preceding year.

INFLATION
---------
The Company believes that inflation has not had a material effect on its costs and net revenues during the past three years.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the buildup in inventories and accounts receivable, servicing long-term debt and funding capital expenditures. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its revolving credit facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under the revolving credit facility and long-term debt.

On August 15, 2003, the Company entered into a new Revolving Credit Facility (the "Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100,000,000 in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100,000,000 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's operating subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility, plus seasonal overadvances in the periods of highest borrowing requirements.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate minus 0.25%, or at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's operating subsidiaries and a pledge of the common stock of such subsidiaries. No advances were outstanding under the Revolving Facility at December 31, 2003 or 2002. At December 31, 2003 there were letters of credit outstanding in the amount of $24,037,000 which resulted in availability for borrowing of approximately $21,930,000 under the Revolving Credit Facility.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2003.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. The Revolving Credit Facility and the Senior Notes restrict certain sales of assets, payments by the Company of cash dividends to stockholders and the repurchase of Company Common Stock. The Senior Notes also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at December 31, 2003. The Company is charged 0.125% on the unused balance of the credit facility.

The maximum amount of advances outstanding during 2003 under the credit facility was $30,465,000. The average amount outstanding during 2003 was approximately $4,557,000. Outstanding letters of credit under the credit facility totaled approximately $24,037,000 at December 31, 2003.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2003, these open purchase orders amounted to approximately $25,100,000 of which approximately $17,700,000 were covered by open letters of credit. The majority of the product is scheduled to be received during the first six months of 2004, at which time these commitments will be fulfilled.

Future contractual obligations related to long-term debt and non-cancelable operating leases at December 31, 2003 were as follows:

                   Total     2004     2005     2006     2007    2008 Thereafter
                 --------------------------------------------------------------
Long term debt   $ 7,583    $1,932   $1,901   $1,875   $1,875    -        -
Operating leases   4,679     1,110      867      681      543   $403   $1,075
                 --------------------------------------------------------------
Total            $12,262    $3,042   $2,768   $2,556   $2,418   $403   $1,075
                 ==============================================================

The Company has deferred compensation agreements with certain key executives as more fully discussed in Note 10 of the Consolidated Financial Statements enclosed herewith. The $2,656,000 liability is recorded on the consolidated balance sheet as long-term since payments commence only upon the retirement of the executives and are scheduled to be paid in incremental amounts over several years.

At December 31, 2003, the Company had cash and cash equivalents totaling $63,292,000.

Net cash provided by operating activities of continuing operations was $5,420,000 for the year ended December 31, 2003, as compared to net cash provided by operating activities of $49,831,000 in the same period last year. Net cash provided by operating activities of continuing operations during the year ended December 31, 2003 resulted primarily from income from continuing operations of $11,423,000, offset by an increase in inventory of $7,317,000. Net cash provided by operating activities of continuing operations during the year ended December 31, 2002 resulted primarily from decreases in inventory of $12,007,000 and accounts receivable of $6,290,000, an increase in accounts payable, accrued expenses and other liabilities of $12,776,000, and income from continuing operations of $18,045,000. Inventory for the year ended December 31, 2002 was unusually low due to a vendor supply problem, the primary reason for the $12,007,000 decrease. During 2003 the supplier was replaced and the inventory balance returned to a more normal level resulting in an increase of $7,317,000 for the year ended December 31, 2003.

Net cash used in investing activities of continuing operations was $560,000 for the year ended December 31, 2003, as compared to net cash used in investing activities of continuing operations of $658,000 for 2002. During the years ended December 31, 2003 and 2002, the Company used $840,000 and $916,000, respectively, on capital expenditures.

Net cash used in financing activities of continuing operations was $2,742,000 for the year ended December 31, 2003, as compared to $6,364,000 for 2002. During the years ended December 31, 2003 and 2002, the Company used $1,930,000 and $6,537,000, respectively, for the repayment of long-term debt. During the year ended December 31, 2003 the Company purchased approximately 51,500 shares of its Common Stock for $1,194,000 and for the year ended December 31, 2002 the Company purchased approximately 13,100 shares of its Common Stock for $265,000. As of December 31, 2003 and 2002, the Company had no borrowings under the credit facility.

Net cash used in discontinued operations for the year ended December 31, 2003 was $5,719,000, compared with net cash used for 2002 of $4,067,000. Hampshire Investments, Limited, the discontinued operation, made investments, both domestically and internationally, primarily in real property. The cash used in the discontinued operations during the year ended December 31, 2003 (through October 8, 2003, the date of disposition) and 2002 primarily was the funding for such investments and repayment of long-term debt, offset by cash received from sale of assets and long-term financing.

Management believes that cash flow from operations, available borrowings under the credit facility and long-term borrowings will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

OUTLOOK
-------
The Company believes that the primary reason for its success in recent years has been its ability to offer new products and classics with a high level of quality and services to its customers. Management is committed to continuing to offer such quality and services to its customers. Management recognizes that price competition in the apparel market can adversely affect earnings of the Company.

The ability of the Company to compete is enhanced by the strength of its financial position, significant liquid assets and low debt.

Over the past five years, the retail industry has consolidated through acquisitions and mergers. Further, retailers have concentrated more volume with a fewer number of vendors. The Company has responded by expanding its product line in the sweater business and adding related separates through the acquisition of Item-Eyes. By increasing its utilization of foreign sources, the Company can offer greater variety in yarns, styling and surface treatment at competitive prices.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------
The Company does not have any arrangements that are not recorded on the balance sheet of the Company other than liability for delivery of shares of the Company's Common Stock under the Hampshire Group, Limited Common Stock Purchase Plan, which is fully funded, as described in Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to the allowance for doubtful accounts, allowances for customer returns and adjustments and, inventory reserves. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company maintains allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer, typically at the end of the selling seasons, which enable customers to markdown the retail sales prices of any remaining goods on hand. The estimates for these allowances and discounts are based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or other parties, and (4) specific agreements with customers.

If the financial condition of the Company's customers were to deteriorate and reduce the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional bad debt reserves. Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for. Additional allowances may be requested by customers at the conclusion of the season. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may be required to record a reduction in recorded allowances.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on an individual SKU basis to determine reserves, if any, that may be required. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Many of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, costs to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Recent Accounting Standards
---------------------------
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000. A reconciliation of the reported income from continuing operations and income per share from continuing operations for the years ended December 31, 2003, 2002 and 2001, to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

(in thousands, except per share data)                                2003     2002     2001
--------------------------------------------------------------------------------------------
Income from continuing operations, as reported                     $11,423  $18,045  $11,603
Add back amortization of goodwill, net of tax effect of ($304)         -        -        543
--------------------------------------------------------------------------------------------
Adjusted income from continuing operations                         $11,423  $18,045  $12,146
--------------------------------------------------------------------------------------------
Basic income per share from continuing operations, as reported       $2.50    $3.83    $2.49
Adjustment for add back of amortization expense, net of tax effect     -        -       0.12
--------------------------------------------------------------------------------------------
Adjusted basic income per share from continuing operations           $2.50    $3.83    $2.61
--------------------------------------------------------------------------------------------
Diluted income per share from continuing operations, as reported     $2.43    $3.73    $2.48
Adjustment for add back of amortization expense, net of tax effect     -        -       0.12
--------------------------------------------------------------------------------------------
Adjusted diluted income per share from continuing operations         $2,43    $3.73    $2.60
--------------------------------------------------------------------------------------------

In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company performs its annual impairment test during the fourth quarter of each year. During the fourth quarters of 2003 and 2002, the Company completed its annual assessment of goodwill for impairment in accordance with SFAS No. 142 and determined that there was no impairment.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30 related to the disposal of a segment of a business. The adoption of SFAS No. 144 had no material effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 required reclassification of cooperative advertising expenses from selling, general and administrative expenses to a reduction from revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and selling, general and administrative expenses for the year ended December 31, 2001 decreased by $2,123,000, with no effect on net income.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no effect on the Company's financial position, results of operations and cash flows. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosures required by the statement are effective for years ending after December 15, 2002 and other disclosures are effective for the first quarter beginning after December 15, 2002. The Company continues to use the intrinsic value method as more fully described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 had no effect on the Company's financial position and results of operations.

Interpretation No. 45 also provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At December 31, 2003 and 2002, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving Credit Facility and Senior Notes (the "Credit Facilities") (see Note 6 to the Consolidated Financial Statements). The Credit Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Credit Facilities. The guarantees are in effect for the period of the related Credit Facilities.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify a VIE and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interest in "special purpose entities" for periods ending after

December 15, 2003. Application for public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company's adoption of FIN 46 is not expected to significantly impact the Company's financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company's financial position, results of operations and cash flows.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the area of changing interest rates. The Company is also exposed to market risk due to increased costs of raw materials for the Company's products.

The long-term debt of the Company is at fixed interest rates, which were primarily at market when the debt was issued, but were primarily above market on December 31, 2003. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term. The impact of a 100 hypothetical basis point increase in interest rates on the Company's variable rate debt would be to increase interest expense for 2003 and 2002 by approximately $45,000 and $57,000, respectively.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with the independent accountants on accounting or financial disclosure issues.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures
    ----------------------------------
The Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003 (the "Evaluation Date"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting
    ----------------------------------------------------
There have not been any changes in the Company's internal control over financial reporting during the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required to be presented in Item 10 is incorporated herein by reference to the Company's 2004 Proxy Statement.

Code of Ethics
--------------
The Company has adopted a Code of Ethics for its directors and officers (including its principal executive officer, principal financial officer, chief accounting officer, controller and treasurer). The Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K. It is also available at the Company's website at www.hamp.com; or a copy may be received free of charge by submitting a written request to:

                            Hampshire Group, Limited
                            Attn: Corporate Secretary
                            215 Commerce Boulevard
                            Anderson, SC 29625-1303

ITEM 11 - EXECUTIVE COMPENSATION

The information concerning executive compensation required to be presented in
Item 11 is incorporated herein by reference to the Company's 2004 Proxy
Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required to be presented in Item 12 are incorporated herein by reference to the Company's 2004 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in Item 13 is incorporated herein by reference to the Company's 2004 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding accounting fees and services of the principal accountant to be presented in Item 14 is hereby incorporated by reference to the Company's 2004 Proxy Statement.

                               PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K.

    (1) Financial Statements

    Reference is made to the Index to the Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

    (2) Financial Statement Schedules

     The financial statement schedules are listed on the Index to the Consoli-dated Financial Statements on Page F-1 of this Annual Report on Form 10-K. All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, or they are not applicable.

    (3) Exhibits

    Exhibit No.                     Description                       Footnote
    ----------   ---------------------------------------------------  --------
                 Exhibits Incorporated by References:
     (3)(A)      Restated Certificate of Incorporation of
                 Hampshire Group, Limited.                                 1
     (3)(A)(1)   Certificate of Amendment to the Certificate of
                 Incorporation of Hampshire Group, Limited.                1
     (3)(A)(2)   Amended and Restated By-Laws of Hampshire Group,
                 Limited. 1
     (10)(A)(3)* Employment Agreement between Hampshire Group, Limited
                 and Ludwig Kuttner dated as of January 1, 1998.           2
     (10)(B)(1)* Form of Hampshire Group, Limited 1992 Stock Option
                 Plan Amended and Restated effective June 7, 1995.         1
     (10)(C)(1)* Form of Hampshire Group, Limited and Affiliates Common
                 Stock Purchase Plan for Directors and Executives
                 Amended June 7, 1995.                                     1
     (10)(D)(1)* Form of Hampshire Group, Limited and Subsidiaries
                 401(k) Retirement Savings Plan.                           1
     (10)(D)(2)* Form of Hampshire Group, Limited Voluntary Deferred
                 Compensation Plan for Directors and Executives Amended
                 and Restated December 30, 1997.                           1
     (10)(H)(1)  Note Purchase Agreement between Hampshire Group,
                 Limited Phoenix Home Life Mutual Insurance Company
                 and The Ohio National Life Insurance Company dated
                 May 15, 1998.                                             2

     (1) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K.
     (2) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K.
     (*)  Management contract or compensatory plan or arrangement.

                       (Exhibits continued on next page.)

                    (Exhibit continued from previous page.)

     Exhibit No.                   Description
     -----------   ------------------------------------------------------
                   Exhibits filed herewith:
                   -----------------------
      10.4         Asset Purchase Agreement dated October 8, 2003 by and between
                   Hampshire Investments, Limited and K Holdings, L.L.C.
      10.5         Stock Purchase Agreement dated October 8, 2003 by and between
                   Hampshire Group, Limited and Ludwig Kuttner, et al.
      10.6         Credit Agreement among HSBC Bank USA as agent, the Banks
                   named therein and Hampshire Group, Limited, dated August 15,
                   2003.
      10.7         Amendment No. 3, dated August 19, 2003, to the Note Purchase
                   Agreement, among the Company, the Guarantors named therein,
                   Phoenix Life Insurance Company and Ohio National Life
                   Insurance Company.
      10.8         Renewed Lease Agreement between Hampshire Designers, Inc.
                   and Commerce Center Associates, Inc. for the Company's
                   Anderson, South Carolina administrative offices dated
                   March 18, 2004.
      14           Code of Ethics
      21           Subsidiaries of the Company.
      23           Consent of Deloitte & Touche LLP.
      31.1         Certification of Chief Executive Officer pursuant to Item
                   601(b)(31) of Regulations S-K as adopted pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.
      31.2         Certification of Chief Financial Officer pursuant to Item
                   601(b)(31) of Regulations S-K as adopted pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.
      32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K filed during the quarter ended December 31, 2003.

     1. On October 23, 2003, the Company filed a Current Report on Form 8-K reporting an Item 2, Acquisition and Disposition of Assets, regarding the October 8, 2003 sale of certain assets and all of the outstanding shares of capital stock of Hampshire Investments, Limited, a subsidiary of Hampshire Group, Limited.
     2. On November 7, 2003, the Company filed a Current Report on Form 8-K reporting an Item 9, Regulation FD disclosure regarding the release of the Company's financials results for the quarter ended October 1, 2003.
     3. On November 21, 2003, the Company filed a Current Report on Form 8-K reporting an Item 5, Other Events, regarding the resignation of the Company's Chief Financial Officer.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HAMPSHIRE GROUP, LIMITED


Date:  March 22, 2004                   By: /s/ LUDWIG KUTTNER
---------------------                   ---------------------------------
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


/s/ LUDWIG KUTTNER       Chairman of the Board of Directors,     March 22, 2004
----------------------   President and Chief Executive Officer   --------------
    Ludwig Kuttner

/s/ JOEL GOLDBERG                       Director                 March 22, 2004
----------------------                                           --------------
    Joel Goldberg

/s/ MICHAEL C. JACKSON                  Director                 March 22, 2004
----------------------                                           --------------
    Michael C. Jackson

/s/ RICHARD ROMER                       Director                 March 22, 2004
----------------------                                           --------------
    Richard V. Romer

/s/ HARVEY L. SPERRY                    Director                 March 22, 2004
----------------------                                           --------------
    Harvey L. Sperry

/s/ EUGENE WARSAW                       Director                 March 22, 2004
----------------------                                           --------------
    Eugene Warsaw

/s/ IRWIN W. WINTER                     Director                 March 22, 2004
----------------------                                           --------------
    Irwin W. Winter

/s/ PETER W. WOODWORTH                  Director                 March 22, 2004
----------------------                                           --------------
    Peter W. Woodworth

/s/ CHARLES W. CLAYTON         Chief Financial Officer           March 22, 2004
----------------------         (Principal Financial Officer)     --------------
    Charles W. Clayton

/s/ ROGER B. CLARK             Vice President Finance            March 22, 2004
----------------------         (Principal Accounting Officer)    --------------
    Roger B. Clark

                            HAMPSHIRE GROUP, LIMITED
                   Index To Consolidated Financial Statements

                                                                       Page
                                                                       ----
Independent Auditors' Report                                            F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Income                                       F-4

Consolidated Statements of Cash Flows                                   F-5

Consolidated Statements of Stockholders' Equity                         F-6

Notes to Consolidated Financial Statements                              F-7

Quarterly Financial Data                                                F-23

Financial Statement Schedule

     II. Valuation and Qualifying Accounts and Reserves                 F-24

Deloitte                                           Deloitte & Touche LLP
                                                   1200 Bank of America Plaza
                                                   7 N Laurens Street
                                                   Greenville, SC  29601
                                                   USA
                                                   Tel: 1 864 240 5700
                                                   Fax: 1 864 235 8563
                                                   www.deloitte.com


Independent Auditors' Report

To the Board of Directors and Stockholders
  of Hampshire Group, Limited
Anderson, South Carolina


We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and its Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index on F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
March 26, 2004

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

             December 31,                                  2003         2002
------------------------------------------------------------------------------
ASSETS       Current assets:
               Cash and cash equivalents                $ 63,292     $ 66,893
               Accounts receivable trade - net            29,450       27,474
               Notes and other receivables                   646        1,619
               Inventories - net                          22,049       14,732
               Deferred tax assets                         6,349        6,564
               Assets of discontinued operations - net       -         35,894
               Other current assets                          493          764
                                                        ----------------------
                  Total current assets                   122,279      153,940
             Fixed assets - net                            1,667        1,679
             Trading securities held in
               retirement trust                              507          833
             Deferred tax assets                             -            696
             Goodwill                                      8,020        8,020
             Other assets                                    701          777
                                                        ----------------------
                                                        $133,174     $165,945
                                                        ======================
------------------------------------------------------------------------------
LIABILITIES  Current liabilities:
               Current portion of long-term debt        $  1,932     $  1,930
               Accounts payable                           12,599        6,172
               Accrued expenses and other liabilities     19,846       27,318
               Liabilities of discontinued operations        -         11,912
                                                        ----------------------
                  Total current liabilities               34,377       47,332
             Long-term debt, less current portion          5,651        7,583
             Deferred tax liability                           68          -
             Deferred compensation                         2,656        2,575
                                                        ----------------------
                  Total liabilities                       42,752       57,490
                                                        ----------------------
             Commitments and contingencies
------------------------------------------------------------------------------
STOCKHOLDERS'Common Stock, $0.10 par value;
EQUITY         4,761,911 (2003) and 4,721,911
               (2002) shares issued and 4,067,721
               (2003) and 4,720,591 (2002)shares
               outstanding                                   476          472
             Additional paid-in capital                   32,685       31,484
             Retained earnings                            80,964       76,526
             Treasury stock, 694,190 (2003) and
               1,320 (2002) shares at cost               (23,703)         (27)
                                                        ----------------------
                  Total stockholders' equity              90,422      108,455
                                                        ----------------------
                                                        $133,174     $165,945
                                                        ======================
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

Year Ended December 31,                               2003         2002         2001
--------------------------------------------------------------------------------------
Net sales                                          $292,651     $293,268     $261,361
Cost of goods sold                                  218,454      210,336      192,546
                                                  ------------------------------------
  Gross profit                                       74,197       82,932       68,815

Selling, general and administrative expenses         54,903       51,816       45,482
Impairment charges and provision
  for uncollectible note                                -            -          2,618
                                                  ------------------------------------
Income from operations                               19,294       31,116       20,715
Other income (expense):
  Interest expense                                     (909)      (1,359)      (2,563)
  Interest income                                       683          420          514
  Other - net                                           155         (271)        (133)
                                                  ------------------------------------
Income from continuing operations before
  income taxes                                       19,223       29,906       18,533
Income tax (provision) benefit:
  Current                                            (6,821)     (12,525)      (7,700)
  Deferred                                             (979)         664          770
                                                  ------------------------------------
Income from continuing operations                    11,423       18,045       11,603
Income (loss) from discontinued operations
  - net of income taxes of $408, ($1,761)
  and ($730)                                            637         (997)        (523)
Loss from disposal of discontinued operations
  - net of income taxes of $192                      (6,433)         -            -
                                                  ------------------------------------
Net income                                          $ 5,627      $17,048      $11,080
                                                  ====================================
--------------------------------------------------------------------------------------
Income per share from                 Basic           $2.50        $3.83        $2.49
  continuing operations:                             =================================
                                      Diluted         $2.43        $3.73        $2.48
                                                     =================================
Loss per share from                   Basic          ($1.27)      ($0.21)      ($0.11)
  discontinued operations:                           =================================
                                      Diluted        ($1.23)      ($0.20)      ($0.11)
                                                     =================================
Net income per share:                 Basic           $1.23        $3.62        $2.38
                                                     =================================
                                      Diluted         $1.20        $3.53        $2.37
                                                     =================================
Weighted average number               Basic           4,573        4,711        4,661
  of shares outstanding:                             =================================
                                      Diluted         4,696        4,834        4,674
                                                     =================================
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Year Ended December 31,                                        2003     2002     2001
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                $  5,627  $17,048  $11,080
  (Income) loss from discontinued operations                    (637)     997      523
  Loss from disposal of discontinued operations                6,433     -         -
                                                           ----------------------------
  Income from continuing operations                           11,423   18,045   11,603
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating
    activities:
      Depreciation and amortization                              823      704    1,560
      Asset impairment charges and provision
        for uncollectible note                                   -        -      2,618
      (Gain) loss on sale of fixed assets                         (1)     109       25
      Deferred income tax provision (benefit)                    979     (664)    (770)
      Deferred compensation costs for executive
        officers                                                 415      775      579
      Tax benefit relating to Common Stock Plans                 726       73        6
      Net change in operating assets and liabilities:
        Receivables                                             (982)   6,290   (1,115)
        Inventories                                           (7,317)  12,007    6,483
        Accounts payable, accrued expenses
          and other liabilities                               (1,045)  12,776    1,030
        Other assets                                             399     (284)     761
                                                           ----------------------------
        Net cash provided by operating activities              5,420   49,831   22,780
 --------------------------------------------------------------------------------------
 Cash flows from investing activities:
     Capital expenditures                                       (840)    (916)    (294)
     Proceeds from sales of fixed assets                          30        8       11
     Repayments of loans and advances                            250      250    1,970
                                                           ----------------------------
        Net cash (used in) provided by investing activities     (560)    (658)   1,687
 --------------------------------------------------------------------------------------
 Cash flows from financing activities:
     Debt issuance costs                                        (323)     -        -
     Repayment of long-term debt                              (1,930)  (6,537)  (3,433)
     Payments of deferred compensation                            (8)      (8)      (8)
     Proceeds from issuance of Common Stock
       under the Company Stock Plans                             479      183      413
     Proceeds from issuance of treasury stock
       under the Company Stock Plans                             234      263       77
     Purchases of treasury stock                              (1,194)    (265)    (138)
                                                           ----------------------------
        Net cash (used in) financing activities               (2,742)  (6,364)  (3,089)
---------------------------------------------------------------------------------------
Discontinued operations:
        Net cash (used in) discontinued operations            (5,719)  (4,067)  (3,129)
---------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents          (3,601)  38,742   18,249
Cash and cash equivalents - beginning of year                 66,893   28,151    9,902
                                                           ----------------------------
Cash and cash equivalents - end of year                      $63,292  $66,893  $28,151
-----------------------------------------------------------============================

The accompanying notes are an integral part of these consolidated financial statements.

Supplementary disclosure of cash flow information
Year ended December 31,                                       2003      2002      2001
----------------------------------------------------------------------------------------
Cash paid during the year for:     Interest                 $   884   $ 1,393    $3,010
                                   Income taxes               6,253    12,541     4,914
Non-cash investing and financing activities:
  Treasury stock received from the disposal of
    discontinued operations - fair value                     23,905       -         -

  Treasury stock acquired from options exercised
    under the Company Stock Plans                               731        73       -
----------------------------------------------------------------------------------------

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                       Additional
Years Ended December 31,              Common Stock   Paid-In  Retained  Treasury
2001, 2002 and 2003                  Shares   Amount Capital  Earnings    Stock   Total
-----------------------------------------------------------------------------------------
Balance - December 31, 2000        4,644,993   $465   $30,816  $48,501    ($ 67) $79,715
Net income for the year                  -      -         -     11,080      -     11,080
Purchase of treasury stock           (16,760)   -         -        -       (138)    (138)
Shares issued under the
  Common Stock plans                  64,909      6       407      -         77      490
Tax benefit relating to
  Common Stock plans                     -      -           6      -        -          6
Deferred compensation payable
  in Company shares                  364,958    -         -        -      3,229    3,229
Shares held in trust for deferred
  compensation liability            (364,958)   -         -        -     (3,229)  (3,229)
-----------------------------------------------------------------------------------------
Balance - December 31, 2001        4,693,142    471    31,229   59,581     (128)  91,153
Net income for the year                  -      -         -     17,048      -     17,048
Purchase of treasury stock           (13,136)   -         -        -       (265)    (265)
Shares issued under the
  Common Stock plans                  40,585      1       182     (103)     366      446
Tax benefit relating to
  Common Stock plans                     -      -          73      -        -         73
Deferred compensation payable
  in Company shares                  376,765    -         -        -      3,394    3,394
Shares held in trust for deferred
  compensation liability            (376,765)   -         -        -     (3,394)  (3,394)
-----------------------------------------------------------------------------------------
Balance - December 31, 2002        4,720,591    472    31,484   76,526      (27) 108,455
Net income for the year                  -      -         -      5,627      -      5,627
Treasury stock received in disposal
  of discontinued operations        (700,000)   -         -        -    (23,905) (23,905)
Purchase of treasury stock           (50,519)   -         -        -     (1,194)  (1,194)
Shares issued under the
  Common Stock plans                  97,649      4       475   (1,189)   1,423      713
Tax benefit relating to
  Common Stock plans                     -      -         726      -        -        726
Deferred compensation payable
  in Company shares                  278,014    -         -        -      2,502    2,502
Shares held in trust for deferred
  compensation liability            (278,014)   -         -        -     (2,502)  (2,502)
-----------------------------------------------------------------------------------------
Balance - December 31, 2003        4,067,721   $476   $32,685  $80,964 ($23,703) $90,422
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Critical and Other Significant Accounting Policies

Organization
------------
Hampshire Group, Limited ("Hampshire Group" or the "Company"), through its wholly owned subsidiaries Hampshire Designers, Inc. ("Hampshire Designers") and Item-Eyes, Inc. ("Item-Eyes"), engages in the apparel business. The Company's corporate offices are in Anderson, South Carolina and its sales offices and showrooms are in the apparel district of New York City. Both Hampshire Designers and Item-Eyes source the manufacture of their products through a worldwide network of quality manufacturers and their products are sold primarily in the United States through various retail and catalog companies.

Summary of Critical and Other Significant Accounting Policies
-------------------------------------------------------------
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for customer returns and adjustments and inventory reserves. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances For Customer Returns and Adjustments
-----------------------------------------------
The Company maintains allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer, typically at the end of the selling seasons, which enable customers to markdown the retail sales prices of any remaining goods on hand. The estimates for these allowances and discounts are based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or other parties, and (4) specific agreements or negotiated amounts with customers.

If the financial condition of the Company's customers were to deteriorate and reduce the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional bad debt reserves. Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for and others may be requested by customers for the concluded seasons. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may be required to record a reduction in recorded allowances.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on an individual SKU basis to determine reserves, if any, that may be required. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Many of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less costs to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries, including Hampshire Designers and Item-Eyes. Hampshire Investments, Limited and its subsidiaries, (collectively, "Hampshire Investments") have been reported as discontinued operations for all periods presented due to the disposal of the investment segment on October 8, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2003 and 2002, interest bearing amounts were approximately $60.2 million and $62.6 million, respectively. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO") for all inventory except for approximately 5% of the inventory at both December 31, 2003 and 2002, for which cost is determined using the last-in, first-out method ("LIFO").

Fixed Assets
------------
Fixed assets are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Impairment of Long-Lived Assets
-------------------------------
The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of such assets. There has not been any impairment of assets of continuing operations since adoption of the standard. See "Recent Accounting Standards".

Goodwill
--------
Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. Beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill amortization ceased. Prior to January 1, 2002, goodwill was amortized under the straight-line method over the estimated useful life of 20 years or less, and in 2001, the Company recognized an impairment of $825,000 due to the permanent decline in the business of one of the divisional operations. In addition, goodwill is reviewed for impairment during the fourth quarter of each year or more often should impairment indicators exist. See "Recent Accounting Standards".

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities and long-term debt. The fair value of long-term debt is disclosed in Note 6. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2003 and 2002, due to the short-term nature of the items.

Revenue Recognition
-------------------
The Company recognizes sales revenue upon shipment of goods to customers, net of the Company's estimate of returns and allowances.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2003, 2002 and 2001 totaled approximately $1,425,000, $459,000 and
$812,000, respectively. See "Recent Accounting Standards".

Shipping Costs
--------------
Costs to ship products to customers are expensed as incurred and are included in selling, general and administrative expenses. Total shipping costs for the years ended December 31, 2003, 2002 and 2001 totaled approximately $1,066,000, $1,011,000 and $713,000, respectively.

Income Taxes
------------
Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Earnings Per Common Share
-------------------------
Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options.

Presentation of Prior Years Data
--------------------------------
Certain reclassifications have been made to prior years' data to conform to the current-year presentation.

Recent Accounting Standards
---------------------------
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets that have indefinite useful lives and initiates an annual review for impairment. As of the date of adoption, the Company had unamortized goodwill of $8,020,000. A reconciliation of the reported income from continuing operations and income per share from continuing operations for the years ended December 31, 2003, 2002 and 2001, to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

(in thousands, except per share data)                                  2003     2002     2001
-----------------------------------------------------------------------------------------------
Income from continuing operations as reported                        $11,423  $18,045  $11,603
Add back amortization of goodwill, net of tax effect of ($304)           -        -        543
-----------------------------------------------------------------------------------------------
Adjusted income from continuing operations                           $11,423  $18,045  $12,146
-----------------------------------------------------------------------------------------------
Basic income per share from continuing operations as reported          $2.50    $3.83    $2.49
Adjustment for add back of amortization expense, net of tax effect       -        -       0.12
-----------------------------------------------------------------------------------------------
Adjusted basic income per share from continuing operations             $2.50    $3.83    $2.61
-----------------------------------------------------------------------------------------------
Diluted income per share from continuing operations as reported        $2.43    $3.73    $2.48
Adjustment for add back of amortization expense, net of tax effect       -        -       0.12
-----------------------------------------------------------------------------------------------
Adjusted diluted income per share from continuing operations           $2.43    $3.73    $2.60
-----------------------------------------------------------------------------------------------

In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate it may be impaired. The Company performs its annual impairment test during the fourth quarter of each year. During the fourth quarters of 2003 and 2002, the Company completed its annual assessments of goodwill for impairment in accordance with SFAS No. 142, and determined that there was no impairment.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30 related to the disposal of a segment of a business. The adoption of SFAS No. 144 had no material effect on the Company's financial position, results of operations or cash flows.

The Company adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Products", on January 1, 2002. EITF 01-9 addresses whether consideration from a vendor to a reseller of the vendor's product is (a) an adjustment to the selling prices of the vendor's products and, therefore should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore should be included as a cost or an expense when recognized in the vendor's income statement. The adoption of EITF 01-9 required reclassification of cooperative advertising expenses from selling, general and administrative expenses to a reduction from revenues. As a result of such retroactive reclassification of cooperative advertising, net sales, gross profit and selling, general and administrative expenses for the year ended December 31, 2001 decreased by $2,123,000, with no effect on net income.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no effect on the Company's financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosures required by the statement are effective for years ending after December 15, 2002 and other disclosures are effective for the first quarter beginning after December 15, 2002. The Company continues to use the intrinsic value method.

SFAS No. 123, as amended by SFAS No. 148, allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25 (the "intrinsic method"), which the Company continues to use, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Therefore, no compensation expense was recognized in 2003, 2002, or 2001. Additionally, in accordance with SFAS No. 123 as amended, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's income from continuing operations and basic and diluted earnings per share from continuing operations would have been reduced as per the "pro forma" amounts in the following table.

The compensation costs and effect on income from continuing operations and basic and diluted earnings per share from continuing operations had compensation cost been determined in accordance with SFAS No.123 are set forth below:

(in thousands, except for per share data)         2003        2002        2001
--------------------------------------------------------------------------------
Income from continuing operations  As reported  $11,423     $18,045     $11,603
Compensation cost - net of tax                        4          78          92
                                                --------------------------------
                                   Pro forma    $11,419     $17,967     $11,511
================================================================================
Basic income per share from        As reported    $2.50       $3.83       $2.49
  continuing operations:                        --------------------------------
                                   Pro forma      $2.50       $3.81       $2.47
================================================================================
Diluted income per share from      As reported    $2.43       $3.73       $2.48
  continuing operations:                        --------------------------------
                                   Pro forma      $2.43       $3.72       $2.46
 ===============================================================================

In order to estimate compensation cost under SFAS No. 123, the Black-Scholes model was employed using the assumptions set forth below:
                                                   2003       2002(1)     2001
-------------------------------------------------------------------------------
Expected life (years)                               4.2         -          5.9
Expected volatility                                39.7%        -         24.3%
Dividend yield                                      0.0%        -          0.0%
Risk-free interest rate                             4.1%        -          4.8%
-------------------------------------------------------------------------------
Weighted-average fair value of options granted    $7.02         -        $3.02
===============================================================================

(1)There were no options granted during the year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 had no effect on the Company's financial position and results of operations.

Interpretation No. 45 also provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At December 31, 2003 and 2002, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving Credit Facility and Senior Notes (the "Facilities") (see Note 6). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the period of the related Facilities.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify a VIE and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interest in "special purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company's adoption of FIN 46 is not expected to significantly impact the Company's financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company's financial position, results of operations and cash flows.

Note 2 - Accounts Receivable and Major Customers

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral for its trade receivables. At December 31, 2003 and 2002, the accounts receivable are stated net of allowances for doubtful accounts, customer returns, customer chargebacks, and for sales and markdown allowances of approximately $15,494,000 and $13,057,000, respectively (See Note
1).

The Company sells principally to department stores, catalog companies, specialty stores, mass merchants and other retailers located in the United States. The Company had sales to three major customers (defined as sales in excess of 10% of total sales) for the year ended December 31, 2003 which represented 15%, 14% and 10% of total sales. For the year ended December 31, 2002 the three major customers represented 14%, 11% and 11% of total sales, and for the year ended December 31, 2001 the three major customers represented 14%, 11% and 10% of total sales. At December 31, 2003 and 2002, 48% and 55%, respectively, of the total trade receivables were due from these major customers.

Note 3 - Inventories

Inventories at December 31, 2003 and 2002 consist of the following:

(in thousands)                                         2003       2002
------------------------------------------------------------------------
Finished goods                                       $20,823    $13,246
Work-in-progress                                         465        205
Raw materials and supplies                               879      1,518
------------------------------------------------------------------------
                                                      22,167     14,969
Less - Excess of current cost
  over LIFO carrying value                              (118)      (237)
------------------------------------------------------------------------
Total                                                $22,049    $14,732
========================================================================

At both December 31, 2003 and 2002, approximately 5% of total inventories were valued using the LIFO method.

Note 4 - Fixed Assets

Fixed assets at December 31, 2003 and 2002 consist of the following:

                                       Estimated
(in thousands)                        Useful Lives     2003       2002
------------------------------------------------------------------------
Leasehold improvements                 5-10 years     $1,095     $1,050
Machinery and equipment                 3-7 years      3,335      2,881
Furniture and fixtures                  3-7 years        910        714
Vehicles                                3-5 years        141        141
------------------------------------------------------------------------
Total cost                                             5,481      4,786
Less - Accumulated depreciation                       (3,814)    (3,107)
------------------------------------------------------------------------
Total                                                 $1,667     $1,679
========================================================================

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $823,000, $704,000 and $713,000, respectively.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2003 and 2002 consist of the following:

(in thousands)                                         2003       2002
------------------------------------------------------------------------
Compensation                                         $ 4,156    $ 8,182
Reserve for disputes                                   7,297      7,515
Income taxes                                           2,991      4,552
Co-op advertising                                      1,450      1,450
Royalties                                                489      1,306
Other                                                  3,463      4,313
------------------------------------------------------------------------
Total                                                $19,846    $27,318
========================================================================

During the fourth quarter of 2002, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. As a result of the failure to meet these obligations to the Company, the Company established a reserve in the amount of $7,515,000 for costs of inventory purchases and estimated losses for matters arising from these events. At December 31, 2003, these matters remain unresolved and the reserve balance is $7,297,000.

Note 6 - Borrowings

Revolving Credit Facility
-------------------------
On August 15, 2003, the Company entered into a new Revolving Credit Facility ("Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100,000,000 in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100,000,000 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through this Revolving Credit Facility, plus seasonal overadvances in the periods of highest requirements.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate minus .25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's subsidiaries and a pledge of the common stock of the subsidiaries. At December 31, 2003 there was $24.0 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at December 31, 2003 or 2002, which resulted in availability for borrowing of approximately $21.9 million under the Revolving Credit Facility at December 31, 2003.

Long-Term Debt - Long-term debt at December 31, 2003 and 2002 consists of the following:

(in thousands)                                                   2003    2002
-------------------------------------------------------------------------------
Senior Notes payable to two insurance companies due in semi-
  annual installments of $937,500 commencing January 2, 2001 through 2008, plus interest at 8% per annum, collateralized
  pari passu with the Revolving Facility                        $7,500  $9,375

Debt collateralized by machinery and equipment
  Note payable in monthly installments of approximately
  $5,030, including interest at 4.875% through 2005                 83     138
-------------------------------------------------------------------------------
Total long-term debt                                             7,583   9,513
Less - Amount payable within one year                           (1,932) (1,930)
-------------------------------------------------------------------------------
Amount payable after one year                                   $5,651  $7,583
===============================================================================

Financial Covenants
-------------------
Both the Revolving Credit Facility and the Senior Notes contain covenants that require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceeding a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2003.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. The Revolving Credit Facility and the Senior Notes restrict certain sales of assets, payments by the Company of cash dividends to stockholders and the repurchase of Company common stock. The Senior Notes also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at December 31, 2003. The Company is charged 0.125% on the unused balance of the Revolving Credit Facility.

Other
-----
Maturities of long-term debt as of December 31, 2003 are as follows:

Year                                                          (in thousands)
----------------------------------------------------------------------------
2004                                                                 $1,932
2005                                                                  1,901
2006                                                                  1,875
2007                                                                  1,875
----------------------------------------------------------------------------
Total                                                                $7,583
============================================================================

The fair value of the long-term debt at December 31, 2003 and 2002, based on current market interest rates discounted to present value, was approximately $8.0 million and $10.1 million, respectively.

Note 7 - Income Taxes

The domestic and Puerto Rico components of income (loss) from continuing operations before income taxes are as follows:

(in thousands)                                2003        2002        2001
----------------------------------------------------------------------------
Domestic                                    $19,223     $29,906     $19,002
Puerto Rico                                     -           -          (469)
----------------------------------------------------------------------------
Income before income taxes                  $19,223     $29,906     $18,533
============================================================================

The components of income tax provision (benefit) consist of the following:

(in thousands)                                2003        2002        2001
----------------------------------------------------------------------------
Current:
  Federal                                    $5,349     $10,481      $6,777
  State                                       1,472       2,044       1,123
  Puerto Rico                                   -           -          (200)
----------------------------------------------------------------------------
                                              6,821      12,525       7,700
----------------------------------------------------------------------------
Deferred:
  Federal                                       995        (455)       (590)
  State                                         (16)       (209)       (180)
----------------------------------------------------------------------------
                                                979        (664)       (770)
----------------------------------------------------------------------------
Total                                        $7,800     $11,861      $6,930
============================================================================

A reconciliation of the provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income from continuing operations before income taxes and the Company's actual provision for income taxes is as follows:

(in thousands)                                2003        2002        2001
----------------------------------------------------------------------------
Tax provision at federal statutory rate      $6,728     $10,467      $6,487
Increase (decrease) in tax arising from:
  State taxes, less federal income
    tax benefit                                 946       1,193         613
  Tax benefit of charitable contribution        -          (515)        -
  Other                                         126         716        (170)
----------------------------------------------------------------------------
Total                                        $7,800     $11,861      $6,930
============================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets as of December 31, 2003 and 2002 is as follows:

(in thousands)                                             2003        2002
-----------------------------------------------------------------------------
Deferred income tax assets:
  Allowances for  receivables                             $2,363      $1,596
  Inventories                                              1,487       1,197
  Accrued liabilities and other temporary differences      2,498       3,771
  Net operating loss carryforwards                           372         939
  Discontinued operations                                    -         1,812
-----------------------------------------------------------------------------
    Gross deferred income tax assets                       6,720       9,315
-----------------------------------------------------------------------------
Deferred income tax liabilities:
  Fixed assets                                               (33)        (13)
  Intangible assets                                         (406)       (230)
-----------------------------------------------------------------------------
    Gross deferred income tax liabilities                   (439)       (243)
-----------------------------------------------------------------------------
Net deferred income tax assets                            $6,281      $9,072
=============================================================================

The deferred tax assets and liabilities are recognized in the accompanying consolidated balance sheets as follows:

(in thousands)                                             2003        2002
-----------------------------------------------------------------------------
Deferred tax asset - current                              $6,349      $6,564
Deferred tax asset of discontinued operations - current      -         1,812
Deferred tax asset - noncurrent                              -           696
Deferred tax liability - noncurrent                          (68)        -
-----------------------------------------------------------------------------
Total                                                     $6,281      $9,072
=============================================================================

The net operating loss carryforwards for federal income tax purposes, totaling $935,000, will expire in 2009. State net operating loss carryforwards totaling $1,119,000 begin to expire in 2010.

As discussed in Note 13, the Company incurred a loss in 2003 from the disposal of certain discontinued operations of approximately $6,400,000. Of the reported loss, approximately $5,560,000 is attributable to the disposition of the capital stock of Hampshire Investments, Limited, the Company's former investment subsidiary. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax-free spin-off and the Company is not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit has been provided for this loss in the consolidated financial statements.

For the year ended December 31, 2002, the Company reported an income tax benefit of approximately $1,761,000. This benefit resulted primarily from the impairment charge recorded on a domestic real property investment in the amount of $3,140,000 and the benefit from the utilization of a capital loss carryfoward.

For the year ended December 31, 2001, the Company reported an income tax benefit of approximately $730,000. This benefit resulted primarily from impairment charges recorded on certain foreign investments and real property assets and the benefit of a capital loss.

Note 8 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to three years. At December 31, 2003, including those leases which have been renewed subsequent to year-end, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth below:

Year                                                         (in thousands)
--------------------------------------------------------------------------
2004                                                               $1,110
2005                                                                  867
2006                                                                  681
2007                                                                  543
2008                                                                  403
Thereafter                                                          1,075
--------------------------------------------------------------------------
Total                                                              $4,679
==========================================================================

For the years ended December 31, 2003, 2002 and 2001, rent expense for operating leases was approximately $1,206,000, $1,274,000 and $1,420,000, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2003 these open purchase orders commitments amounted to approximately $25,100,000, of which approximately $17,700,000 was covered by open letters of credit. The majority of the product is scheduled to be received during the first six months of 2004, at which time these commitments will be fulfilled.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

Note 9 - Capitalization

The Company's authorized capital stock consists of 10,000,000 shares of Common Stock and 1,000,000 shares of preferred stock each having a par value of $0.10 per share. No preferred stock has been issued by the Company. As discussed in
Note 13, the Company received in the disposal of its discontinued operations 700,000 shares of its Common Stock, recorded as Treasury Stock in the Company's financial statements.

Note 10 - Stock Options, Compensation Plans and Retirement Savings Plan

The Company registered 1,500,000 shares of its Common Stock under the Securities Act of 1933, as amended, to be issued with regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 904,000 have been issued under these plans.

The Board of Directors of the Company has from time to time authorized the repurchase of shares of the Company's Common Stock, some of which would be used to offset the dilution caused by the issuance of shares under the Stock Option Plan and Stock Purchase Plan. During 2003, the Company purchased 54,519 shares of its Common Stock for $1,254,000. Of the amounts authorized approximately 64,000 shares remain available for repurchase.

The Company's purchases of shares of Common Stock are recorded at cost as "Treasury Stock" and result in a reduction of "Stockholders' Equity". When treasury shares are reissued, the Company uses a weighted average cost method and the excess of outstanding repurchased costs over reissue price is treated as a reduction of "Retained Earnings".

Stock Options
-------------
Options to purchase Hampshire Group, Limited Common Stock are granted at the discretion of the Company's Board of Directors to executives and key employees of the Company and its subsidiaries. No option may be granted with an exercise price less than the fair market value per share of Common Stock at the date of grant. The vesting of options varies from immediate vesting to vesting 5 years from date of grant and have a maximum term of 10 years. Stock option activity is as follows:
                                                     Number of Weighted Average
                                                      Options   Exercise Price
-------------------------------------------------------------------------------
Outstanding - December 31, 2000                       383,866        $12.26
  Granted                                              61,500          9.37
  Exercised                                           (34,360)         6.85
  Canceled or expired                                 (18,365)        11.60
-------------------------------------------------------------------------------
Outstanding - December 31, 2001                       392,641         12.32
  Granted                                                 -             -
  Exercised                                           (28,156)         9.78
  Canceled or expired                                 (35,790)        10.15
-------------------------------------------------------------------------------
Outstanding - December 31, 2002                       328,695         12.71
  Granted                                               1,000         21.15
  Exercised                                          (116,070)        11.42
  Canceled or expired                                 (77,850)        13.93
-------------------------------------------------------------------------------
Outstanding - December 31, 2003                       135,775        $13.18
===============================================================================

A summary of the status of options outstanding at December 31, 2003 is set forth in the table below.
                Options Outstanding                            Options Exercisable
----------------------------------------------------------  --------------------------
                    Number     Weighted       Weighted        Number      Weighted
  Range of       Outstanding    Average        Average      Exercisable    Average
Exercise Prices   12/31/03   Remaining Life Exercise Price    12/31/03  Exercise Price
---------------  ----------- -------------- --------------  ----------- --------------
$ 8.00 - $ 8.63    28,956        3.35          $ 8.58          21,000     $  8.60
  9.49 -  11.75     7,669        2.04           10.22           4,625       10.70
 12.00 -  12.00    27,000        4.26           12.00          27,000       12.00
 12.13 -  14.00    31,275        4.22           13.56          27,175       13.78
 14.50 -  18.00    28,750        5.40           16.93          14,750       15.92
 18.13 -  22.69    12,125        2.78           18.80          11,375       18.64
-----------------------------------------------------------  -------------------------
$ 8.00 - $22.69   135,775        4.04          $13.18         105,925      $12.99
===========================================================  =========================

At December 31, 2003, 2002 and 2001, the number of options exercisable was 105,925, 94,995 and 97,141, respectively.

Common Stock Purchase Plan
--------------------------
Pursuant to the Hampshire Group, Limited 1992 Common Stock Purchase Plan for Directors and Executives ("Stock Purchase Plan"), key executives were permitted to use a portion of their annual compensation to purchase Common Stock of the Company. Non-employee Directors were permitted to defer their fees to purchase Common Stock of the Company. The right to purchase shares under the Stock Purchase Plan was terminated on December 31, 2002.

For the years ended December 31, 2002 and 2001, approximately $193,000 and $128,000, respectively, of participants' compensation was used by the Stock Purchase Plan to purchase Common Stock of the Company. The Company has established a trust to which it delivers the shares of the Company's Common Stock following the end of each plan year to satisfy such elections. The deferred compensation liability and the Company's shares are presented as offsetting amounts in the stockholders' equity section.

Distributions from the plan commenced on January 15, 2003 with distribution of 104,755 shares valued at approximately $2,095,000. The remaining 278,014 shares will be distributed to the participants in accordance with their elections.

Voluntary Deferred Compensation Plan
------------------------------------
In 1997, the Company adopted the Hampshire Group, Limited Voluntary Deferred Compensation Plan for Executives (the "Top Hat Plan"). The Plan was established to permit key executives to defer up to 20% of the total compensation in each year for retirement with such deferrals being invested in mutual funds. The Top Hat Plan had a "sunset provision" for deferral of December 31, 2000. Distributions from the plan of approximately $440,000 on January 15, 2003 and approximately $310,000 on January 15, 2004 were made.

Company Deferred Compensation Plans
-----------------------------------
The Company accrues $200,000 annually to a deferred compensation plan on behalf of Ludwig Kuttner. At the option of the Mr. Kuttner, the cumulative amount may be invested in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate.

In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the President of Hampshire Designers, Inc., the Company accrued for the years ended December 31, 2003, 2002 and 2001, approximately $89,000, $561,000, and $471,000, respectively.

As part of his employment arrangement, the Company has agreed that Charles Clayton, Chief Financial Officer, Secretary and Treasurer of the Company, may defer up to 60% of his incentive compensation to be invested in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate. Such amounts will be distributed at a rate of $25,000 per quarter after his retirement from the Company.

Retirement Savings Plan
-----------------------
The Company has a "Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan" under which employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors. Matching contributions for the years ended December 31, 2003, 2002 and 2001 were approximately $168,000, $142,000 and $125,000, respectively. Such matching contributions vest fully after six years of employment.

Note 11 - Related Party Transactions

The Company leases certain buildings from a company that Ludwig Kuttner, Chairman and Chief Executive Officer of the Company, has beneficial ownership of 58% and Charles W. Clayton, Chief Financial Officer, Secretary and Treasurer of the Company, has an ownership of 4%, of the voting stock. Rent expense under such leases for the years ended December 31, 2003, 2002 and 2001 was approximately $251,000, $243,000 and $234,000, respectively. The Company also leased certain buildings from Peter Woodworth, a director of the Company, through June 2003. Rent expense under these leases for the years ended December 31, 2003, 2002 and 2001 was approximately $59,000, $96,000 and $158,000, respectively. The terms of these leases were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms. Mr. Kuttner received a fee for guaranteeing certain of the Company's debt and for the years ended December 31, 2003, 2002 and 2001 these fees were approximately $31,000, $49,000 and $59,000, respectively. With the disposal of the discontinued operations there are no other guarantees by Mr. Kuttner of debt for the Company.

Mr. Harvey L. Sperry, a director of the Company, is a retired partner in the law firm of Willkie Farr & Gallagher LLP. The firm has served as legal counsel to the Company since 1977 and in such capacity, for the years ended December 31, 2003, 2002 and 2001, the firm was paid approximately $262,000, $96,000 and $33,000, respectively.

Dr. Joel Goldberg, a director of the Company, is a principal of Career Consultants, Inc., which has provided human resource consulting services to the Company since 1997. In such capacity this firm was paid fees of approximately $5,000 for the year ended December 31, 2001.

Mr. Michael Jackson, a director of the Company, is a principal of Ironwood Partners LLC, which has provided financial consulting services to the Company. In such capacity this firm was paid a fee, for the years ended December 31, 2003 and 2002, of approximately $150,000 and $75,000, respectively.

The Company entered into a service agreement with an affiliated company, owned by certain officers of Item-Eyes, Inc., to warehouse and distribute its women's related separates products. The service agreement provides that a fee be paid on a per unit shipped basis. The service agreement expires August 31, 2005, however it may be terminated by the Company at any time upon 30 days written notice. Fees paid for the years ended December 31, 2003, 2002, and 2001 were $2,496,000, $2,765,000 and $2,800,000, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Note 12 - Sale of Assets

During the year ended December 31, 2000, the Company sold its sweater manufacturing assets to Glamourette/OG, Inc. ("Glamourette"), a Puerto Rican corporation. As partial payment of the purchase price the Company accepted a promissory note in the discounted amount of $6,468,000, due April 28, 2005. During the fourth quarter of 2001, the Company notified Glamourette it was in default under the note and agreement with respect to the sale of the sweater manufacturing assets and that the Company would recoup approximately $1,100,000 owed to Glamourette for merchandise received by the Company. Subsequent to this notice, Glamourette filed for bankruptcy and accordingly the Company has written off the note, net of the $1,100,000 recouped. During 2002, Glamourette unsuccessfully challenged the recoupment against its note to the Company, accordingly, the amount recouped was recognized as income, net of related expenses, in the amount of $450,000 and $550,000, respectively, for the years ended 2003 and 2002 as the liability for the claim was resolved.

Note 13 - Discontinued Operations

On October 8, 2003, the Company completed the disposition of Hampshire Investments, Limited ("HIL"), the investment subsidiary of the Company. A special committee of the Board of Directors ("Board"), comprised of the independent directors was responsible for the disposal because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers of HIL. HIL made investments both domestically and internationally, principally in real property.

Certain HIL assets were sold to K Holdings, LLC, a company controlled by Ludwig Kuttner, for a purchase price of 250,000 shares of the Company's Common Stock. Subsequently, all of the outstanding shares of capital stock of HIL were exchanged with an investor group consisting of Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Secretary and Treasurer of the Company, for 450,000 shares of the Company's Common Stock.

The fair market value of the Company's common stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $6,433,000, including the related income tax expense of $192,000. This loss, including disposal costs of $950,000, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2003. Of the reported loss from the disposal of the discontinued operations, approximately $5,560,000 is attributable to the disposal of the capital stock of

HIL. Under the Internal Revenue Code Section 355, the transaction is characterized as a tax-free spin-off and accordingly, the Company is not entitled to deduct this loss because it represents a loss on the distribution of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit has been provided for this loss in the consolidated financial statements.

In accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", HIL has been accounted for as a discontinued operation, and the financial information for all prior periods presented have been reclassified to report HIL as a discontinued operation.

The major classes of discontinued assets and liabilities as of October 8, 2003, disposition date and December 31, 2002 are summarized as follows (in thousands):

                                                     Oct. 8,       Dec. 31,
                                                      2003           2002
---------------------------------------------------------------------------
Current assets                                      $ 6,498        $ 3,067
Real property investments - net                      30,918         27,668
Long-term investments - net                           3,877          4,315
Other assets                                            709            844
Impairment on disposal                               (5,291)           -
---------------------------------------------------------------------------
  Total assets                                      $36,711        $35,894
===========================================================================

Current liabilities                                 $ 2,687        $ 2,193
Long-term liabilities                                10,918          9,719
---------------------------------------------------------------------------
  Total liabilities                                 $13,605        $11,912
===========================================================================

At October 8, 2003 current liabilities include amounts incurred but unpaid for the disposition of the discontinued operations. The rental revenue and pretax income for HIL, which are included in the income (loss) from discontinued operations in the consolidated statements of operations through October 8, 2003, the date of disposition of HIL, are summarized as follows (in thousands):

                                      Oct. 8,       Dec. 31,        Dec. 31,
                                       2003           2002           2001
---------------------------------------------------------------------------
Rental Revenue                        $2,614         $3,194         $2,594
Pre-tax income (loss)                  1,045         (2,758)        (1,253)

Note 14 - Earnings Per Share

Set forth in the table below is a reconciliation by year of the numerator
(income) and the denominator (shares) of the basic and diluted earnings per share ("EPS") computations.

For the Year 2001                            Numerator  Denominator  Per-Share
(in thousands, except per share data)         Income      Shares       Amount
------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations             $11,603         -         $2.49
Loss from discontinued operations                (523)        -         (0.11)
------------------------------------------------------------------------------
Net income                                    $11,080       4,661       $2.38
Effect of dilutive securities-options             -            13       (0.01)
==============================================================================
Diluted EPS:
Net income                                    $11,080       4,674       $2.37
==============================================================================


For the Year 2002                            Numerator  Denominator  Per-Share
(in thousands, except per share data)         Income      Shares       Amount
------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations             $18,045        -          $3.83
Loss from discontinued operations                (997)       -          (0.21)
 -----------------------------------------------------------------------------
Net income                                    $17,048       4,711       $3.62
Effect of dilutive securities-options             -           123       (0.09)
==============================================================================
Diluted EPS:
Net income                                    $17,048       4,834       $3.53
==============================================================================


For the Year 2003                            Numerator  Denominator  Per-Share
(in thousands, except per share data)         Income      Shares      Amount
------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations             $11,423         -         $2.50
Loss from discontinued operations, net         (5,796)        -         (1.27)
------------------------------------------------------------------------------
Net income                                    $ 5,627       4,573       $1.23
------------------------------------------------------------------------------
Effect of dilutive securities-options             -           123       (0.03)
==============================================================================
Diluted EPS:
Net income                                    $ 5,627       4,696       $1.20
==============================================================================

Quarterly Financial Data (unaudited)
(in thousands, except per share data)

                                                                                                 Annual
In 2002 Quarter Ended                                 Mar. 30   Jun. 29   Sept. 28    Dec. 31    Total
--------------------------------------------------------------------------------------------------------
Net sales                                             $42,859   $31,536   $109,134   $109,739  $293,268
Gross profit                                           12,383     8,974     30,090     31,485    82,932
Operating income (loss) from continuing operations      2,000      (585)    14,713     14,988    31,116
                                                     ---------------------------------------------------
Income (loss) from continuing operations                1,092      (462)     8,823      8,592    18,045
Income (loss) from discontinued operations                  4       (61)       210     (1,150)     (997)
                                                     ---------------------------------------------------
Net income (loss)                                      $1,096  ($   523)  $  9,033   $  7,442  $ 17,048
                                                     ===================================================
Income (loss) per common share from
  continuing operations                - Basic          $0.23    ($0.10)     $1.87      $1.82     $3.83
                                                     ===================================================
                                       - Diluted        $0.23    ($0.10)     $1.82      $1.78     $3.73
                                                     ===================================================
Net income (loss) per common share     - Basic          $0.23    ($0.11)     $1.92      $1.58     $3.62
                                                     ===================================================
                                       - Diluted        $0.23    ($0.11)     $1.86      $1.54     $3.53
                                                     ===================================================

                                                                                                 Annual
In 2003 Quarter Ended                                 Mar. 29   Jun. 28   Sept. 27    Dec. 31    Total
--------------------------------------------------------------------------------------------------------
Net sales                                             $51,167   $31,961    $97,036   $112,487  $292,651
Gross profit                                           12,566     7,508     24,368     29,755    74,197
Operating income (loss) from continuing operations      1,124    (1,735)     7,991     11,914    19,294
                                                     ---------------------------------------------------
Income (loss) from continuing operations                  711      (948)     4,865      6,795    11,423
Income (loss) from discontinued operations                391        (4)    (5,730)      (453)   (5,796)
                                                     ---------------------------------------------------
Net income (loss)                                     $ 1,102   ($  952)  ($   865)  $  6,342  $  5,627
                                                     ===================================================
Income (loss) per common share from
  continuing operations                 - Basic         $0.15    ($0.20)     $1.02      $1.64     $2.50
                                                     ===================================================
                                        - Diluted       $0.15    ($0.20)     $1.00      $1.60     $2.43
                                                     ===================================================
Net income (loss) per common share      - Basic         $0.23    ($0.20)    ($0.18)     $1.53     $1.23
                                                     ===================================================
                                        - Diluted       $0.23    ($0.20)    ($0.18)     $1.49     $1.20
                                                     ===================================================

Differences from amounts previously reported on the Company's filings on Form 10-Q are due to reclassifications resulting from the disposal of the discontinued operations.

                                                                                    SCHEDULE II

                            HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                         Balance at  Charged to
                                          beginning   sales and               Other     Balance at
                                           of year    expenses   Deductions adjustments end of year
                                      -------------------------------------------------------------
Year Ended December 31, 2001
----------------------------
  Allowance for doubtful accounts        $   469     ($    53)    ($   156)      -        $   260
  Allowance for returns and adjustments    6,573       11,140      (11,143)      -          6,570

Year Ended December 31, 2002
----------------------------
  Allowance for doubtful accounts        $   260      $   354     ($   164)      -        $   450
  Allowance for returns and adjustments    6,570       21,457      (15,420)      -         12,607

Year Ended December 31, 2003
----------------------------
  Allowance for doubtful accounts        $   450     ($    57)    ($    56)      -        $   337
  Allowance for returns and adjustments   12,607       25,858      (23,308)      -         15,157
---------------------------------------------------------------------------------------------------
