Form 10-Q
period 2004-04-03
HAMPSHIRE GROUP LTD
filed 2004-05-11
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended April 3, 2004.
                                or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from  _______ to _______.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class                    Number of Shares Outstanding
          of Securities                            as of May 4, 2004
   -----------------------------              ----------------------------
   Common Stock, $0.10 Par Value                        4,085,615

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
  Item 1 - Financial Statements

           Unaudited Condensed Consolidated Balance Sheets as of
           April 3, 2004 and December 31, 2003                             3

           Unaudited Condensed Consolidated Statements of Income
           for the Three-Month Periods Ended April 3, 2004 and
           March 29, 2003                                                  4

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three-Month Periods Ended April 3, 2004 and
           March 29, 2003                                                  5

           Notes to Unaudited Condensed Consolidated Financial Statements  6

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk     14

  Item 4 - Controls and Procedures                                        15

PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                             15

  Item 6 -  Exhibits and Reports on Form 8-K                              15

  Signatures                                                              16

                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                      April 3,   Dec. 31,
                                                       2004       2003*
ASSETS                                              ----------------------
Current assets:
  Cash and cash equivalents                          $ 66,038    $ 63,292
  Accounts receivable trade - net                      30,092      29,450
  Notes and other accounts receivable                     481         646
  Inventories                                          10,997      22,049
  Other current assets                                  6,979       6,842
                                                     ---------------------
    Total current assets                              114,587     122,279

Fixed assets - net                                      1,510       1,667
Goodwill                                                8,020       8,020
Other assets                                              666       1,208
                                                     ---------------------
    Total assets                                     $124,783    $133,174
                                                     =====================
LIABILITIES
Current liabilities:
  Current portion of long-term debt                  $  1,932    $  1,932
  Accounts payable                                      6,084      12,599
  Accrued expenses and other liabilities               17,742      19,846
                                                     ---------------------
    Total current liabilities                          25,758      34,377

Long-term debt; less current portion                    5,637       5,651
Other long-term liabilities                             2,541       2,724
                                                     ---------------------
    Total liabilities                                  33,936      42,752
                                                     ---------------------
STOCKHOLDERS' EQUITY
Common Stock, $0.10 par value; 4,761,911
  (4/3/04) and  4,761,911 (12/31/03) shares
  issued and 4,081,971 (4/3/04) and 4,067,721
  (12/31/03) shares outstanding                           476         476
Additional paid-in capital                             32,795      32,685
Retained earnings                                      80,793      80,964
Treasury stock                                        (23,217)    (23,703)
                                                     ---------------------
    Total stockholders' equity                         90,847      90,422
                                                     ---------------------
    Total liabilities and stockholders' equity       $124,783    $133,174
                                                     =====================

    *Derived from the December 31, 2003 audited consolidated balance sheet.

   (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                                    Three-Month Periods Ended
                                                    -------------------------
                                                      April 3,   March 29,
                                                        2004        2003
                                                     ---------------------
Net sales                                             $54,397     $51,167
Cost of goods sold                                     41,981      38,601
                                                      -------------------
  Gross profit                                         12,416      12,566

Selling, general and administrative expenses           12,297      11,442
                                                      -------------------
Income from operations                                    119       1,124

Other income (expense):
  Interest income                                         272         218
  Interest expense                                       (163)       (206)
  Other                                                    19          28
                                                      -------------------
Income from continuing operations before
  income taxes                                            247       1,164
Provision for income taxes                                100         453
                                                      -------------------
Income from continuing operations                         147         711
Income from discontinued operations,
  net of income taxes of $222                             -           391
                                                      -------------------
Net income                                            $   147     $ 1,102
                                                      ===================
Basic income per share -
  Income from continuing operations                     $0.04     $  0.15
  Income from discontinued operations                     -          0.08
                                                      -------------------
  Net income                                            $0.04     $  0.23
                                                      ===================
Diluted income per share -
  Income from continuing operations                     $0.03     $  0.15
  Income from discontinued operations                     -          0.08
                                                      -------------------
  Net income                                            $0.03     $  0.23
                                                      ===================
Weighted average number of
  shares outstanding - Basic                            4,077       4,693
                                                      ===================
                       Diluted                          4,204       4,819
                                                      ===================

   (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                      Three-Month Periods Ended
                                                      -------------------------
                                                          April 3,   March 29,
                                                            2004        2003
                                                          ---------------------
Cash flows from operating activities:
  Net income                                               $   147     $ 1,102
  Income from discontinued operations                          -          (391)
                                                           -------------------
  Income from continuing operations                            147         711
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation                                               198         207
    Net deferred compensation costs for executive officers     324          54
    Tax benefit relating to Common Stock Plans                 110         -
    Net change in operating assets and liabilities:
      Receivables                                             (498)     (4,609)
      Inventories                                           11,052       1,876
      Other assets                                            (102)        590
      Accounts payable, accrued expenses
        and other liabilities                               (8,619)    (19,370)
                                                           -------------------
    Net cash provided by (used in)continuing
      operating activities                                   2,612     (20,541)
                                                           -------------------
Cash flows from investing activities:
  Capital expenditures                                         (41)       (148)
  Proceeds from loans                                           21          63
                                                           -------------------
    Net cash used in investing activities                      (20)        (85)
                                                           -------------------
Cash flows from financing activities:
  Repayment of long-term debt                                  (14)        (13)
  Proceeds from issuance of treasury stock                     168         197
  Purchases of treasury stock                                  -          (713)
                                                           -------------------
    Net cash provided by (used in) financing activities        154        (529)
                                                           -------------------
Discontinued operations:
    Net cash provided by discontinued operations               -           297
                                                           -------------------
Net increase (decrease) in cash and cash equivalents         2,746     (20,858)
Cash and cash equivalents - beginning of period             63,292      66,893
                                                           -------------------
Cash and cash equivalents - end of period                  $66,038     $46,035
                                                           ===================
-------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for: Interest                   $    1      $   13
                                 Income taxes                2,971       4,253

Income taxes paid for period ended March 29, 2003 include amounts related to discontinued operations.

   (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and include the accounts of Hampshire Group, Limited and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments.

The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data from the previous year to conform with the presentation of the current year. As discussed in Note 4, "Discontinued Operations", in October 2003, the Company concluded the disposal of Hampshire Investments, Limited, its investment subsidiary and accordingly, the results of operations of the investment segment have been classified as discontinued operations for all periods presented.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are the same as those applied at December 31, 2003 and disclosed in the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

Stock Based Compensation
------------------------
The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded compensation expense in the periods presented because stock options were granted at the fair market value of the underlying stock on the date of grant.

The following information regarding net income and earnings per share prepared in accordance with Statement of Financial Account Standards ("SFAS") 123 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on net income and earnings per share pursuant to SFAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. There were no options granted during the three-month period ended April 3, 2004. During the three-month period ended March 29, 2003, 1,000 options were granted. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three-month period ended March 29, 2003: risk-free interest rates of 4.1%; dividend yield of 0%; expected volatility of 39.7%; expected life of 4.2 years; and a weighted-average fair value of options granted of $7.02.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the estimated fair value of options is amortized to expense over the options' vesting period.

The following table illustrates the effect on reported net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):
                                                 Three-Month Periods Ended
                                                 -------------------------
                                                   April 3,    March 29,
                                                     2004        2003
                                                   --------------------
Income from continuing operations:  As reported      $ 147      $1,102
  Less-Compensation cost, net of tax                     1          13
                                                     -----------------
                                    Pro forma        $ 146      $1,089
--------------------------------------------------------------------------
Basic earnings per share:           As reported      $0.04       $0.23
                                                     -----------------
                                    Pro forma        $0.04       $0.23
--------------------------------------------------------------------------
Diluted earnings per share:         As reported      $0.03       $0.23
                                                     -----------------
                                    Pro forma        $0.03       $0.23
--------------------------------------------------------------------------
NOTE 3.  INVENTORIES

A summary of inventories by component is as follows:
                                                      (in thousands)
                                                   April 3,     Dec. 31,
                                                    2004          2003
                                                  ---------------------
Finished goods                                     $ 8,390     $14,217
Finished goods in-transit                            2,292       6,606
Work-in-progress                                        15         465
Raw materials and supplies                             300         879
                                                   -------------------
                                                    10,997      22,167
  Less - Excess of current cost
    over LIFO carrying value                           -          (118)
                                                   -------------------
Total                                              $10,997     $22,049
                                                   ===================

During the three-month period ended April 3, 2004 the Company liquidated all inventories previously costed on the last-in, first-out (LIFO) basis.

NOTE 4.  DISCONTINUED OPERATIONS

On October 8, 2003, the Company completed the disposition of Hampshire Investments, Limited ("HIL"), the investment subsidiary of the Company. A special committee of the Board of Directors ("Board"), comprised of independent directors, was responsible for the disposal because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers. HIL made investments both domestically and internationally, principally in real property.

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

The fair market value of the Company's Common Stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $6,433,000, including the related income tax expense of $192,000. This loss, including disposal costs of $950,000, was recognized as a loss from disposal of discontinued operations in the consolidated statement of income for the year ended December 31, 2003. Of the reported loss from the disposal of the discontinued operations, approximately $5,560,000 is attributable to the disposal of the capital stock of HIL. Under the Internal Revenue Code Section 355, the transaction is characterized as a tax-free spin-off and accordingly, the Company is not entitled to deduct this loss because it represents a loss on the distribution of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit has been provided for this loss in the consolidated financial statements.

In accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", HIL has been accounted for as a discontinued operation, and the financial information for all prior periods presented have been reclassified to report HIL as a discontinued operation.

The rental revenue and pretax income for HIL which are included in the income from discontinued operation activities in the consolidated statement of income are summarized as follows (in thousands):
                                                 Three-Month Period Ended
                                                 ------------------------
                                                      March 29, 2003
                                                      --------------
Rental Revenue                                             $827
Pre-tax income                                              613
-------------------------------------------------------------------------------
NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In

December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify a VIE and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 was required for public companies with interest in "special purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities was required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company's operating results or financial position, since the Company has not entered into such arrangements.

Interpretation No. 45 provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At April 3, 2004 and March 29, 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving Credit Facility and Senior Notes (the "Facilities") (see Note 6). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the period of the related Facilities. All guarantees outstanding, or in respect to liabilities, are included in the consoldiated balance sheet.

NOTE 6.  REVOLVING CREDIT FACILITY

On August 15, 2003, the Company entered into a new Revolving Credit Facility ("Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through this Revolving Credit Facility, plus seasonal overadvances in the periods of highest requirements.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate less .25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's senior notes payable to two insurance companies ("Senior Notes"), principally by the trade accounts receivable and inventories of the Company's subsidiaries and a pledge of the common stock of the subsidiaries. At April 3, 2004 there was $46.8 million outstanding under letters of credit, which includes $1.7 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. No advances were outstanding under the Revolving Credit Facility at April 3, 2004 or December 31, 2003, which resulted in availability for borrowing of approximately $4.9 million under the Revolving Credit Facility at April 3, 2004.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at April 3, 2004.

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

EXECUTIVE OVERVIEW

The Company, after the October 8, 2003 disposal of the investment segment, derives its revenues exclusively from the apparel industry by designing, sourcing and marketing women's and men's sweaters and a broad line of women's woven and knit separates. The Company sells to approximately 250 retail customers, primarily in the United States, including most major department stores, mass merchants, specialty retail stores and catalog companies. The Company's apparel business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

The Company outsources the manufacture of its products, principally due to lower labor costs available through the Company's established international network of sources. Substantially all of the products sold by the Company are supplied by international manufacturing sources. With the Company's dependence on these international sources, failure of any of these suppliers to ship products to the Company in a timely manner or to meet required standards could cause the Company to miss delivery date requirements from its customers. The failure to make timely deliveries could expose the Company to liability of its customers or cause customers to cancel orders, refuse to accept delivery of products or demand reduced prices.

For the quarter ended April 3, 2004, the Company had an increase in net sales, when compared to the same period of the prior year, primarily resulting from increased shipments of women's sweaters and related separates. These increases were partially offset by reduced sales of men's sweaters resulting from the Company's decision to minimize the business to be done for the spring season in men's product, which reflects the market for men's sweaters.

The Company believes that there remains an unusually high amount of uncertainty for the remainder of the year due to the unclear outlook for retail sales, the expiration of quota agreements on December 31, 2004, questions about cotton pricing, and the fluctuation of foreign currencies in relation to the dollar. The Company will remain focused on the customers' needs both in terms of quality, value and service and will attempt to minimize its exposure from foreign suppliers by placing contracts for production as far in advance as reasonably possible and taking early delivery of Spring 2005 product.

DISPOSAL OF INVESTMENT COMPANY IN 2003

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

The disposal of HIL has been accounted for as a discontinued operation and, accordingly, the financial information for all prior periods presented have been reclassified to report HIL as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS

Three-Month Periods Ended April 3, 2004 and March 29, 2003
----------------------------------------------------------
Net Sales
---------
Net sales for the three-month period ended April 3, 2004 were $54,397,000, compared to $51,167,000 for the same period last year, an increase of $3,230,000 or 6.3%. The increase resulted from higher sales of women's sweaters and women's related separates, offset by decreases in sales of men's sweaters. Units shipped in the three-month period ended April 3, 2004 exceeded units shipped during the same period last year by approximately 42,000 dozen, or 9.2%. The average net sales price per unit declined 2.5% primarily due to the higher than usual shipments of off priced product during the quarter ended April 3, 2004 and the continued heavy demands from customers for allowances in a very competitive retail market.

Gross Profit
------------
Gross profit for the three-month period ended April 3, 2004 was $12,416,000, compared to $12,566,000 for the same period last year, a decrease of $150,000 or 1.2%. As a percentage of net sales, gross profit margins were 22.8% for the three-month period of 2004, compared with 24.6% for the same period last year. The decrease in gross profit margins primarily resulted from establishing a $1.2 million reserve for estimated incremental customs costs related to importing merchandise from one of its suppliers.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $12,297,000 for the three-month period ended April 3, 2004, compared to $11,442,000 for the same period last year, an increase of $855,000 or 7.5%. As a percentage of net sales, SG&A expenses were 22.6% for the three-month period of 2004, compared with 22.4% for the same period last year. The increase primarily resulted from additional marketing, designing, shipping and related expenses caused by the increased unit volume in the three-month period ended April 3, 2004.

Interest Expense
----------------
Interest expense for the three-month period ended April 3, 2004 was $163,000, compared to $206,000 for the same period last year, a decrease of $43,000 or 20.9%. The decrease resulted from lower average borrowings during the period ended April 3, 2004. Average borrowings during the three-month period ended April 3, 2004 were $7,577,000, compared to $9,507,000 for the same period last year.

Interest Income
---------------
Interest income for the three-month period ended April 3, 2004 was $272,000, compared to $218,000 for the same period last year, an increase of $54,000 or 24.8%. The increase primarily resulted from higher cash balances during the period ended April 3, 2004.

Income Taxes
------------
The Company's income tax provision for the three-month period ended April 3, 2004 was $100,000, compared to $453,000 for the same period last year. The effective income tax rate was 40.5% for the three-month period ended April 3, 2004, compared to 38.9% for the same period last year.

Income from Continuing Operations
---------------------------------
As a result of the foregoing, net income from continuing operations for the three-month period ended April 3, 2004 was $147,000, or $0.03 per diluted share, compared to $711,000, or $0.15 per diluted share, for the same period last year, a decrease of $564,000.

Income from Discontined Operations
----------------------------------
Income from discontinued operations for the three-month period ended March 29, 2003 was $391,000, net of income taxes of $222,000. Included in the income was a gain on the sale of an investment of $310,000 and a net gain from the sale of real property of $132,000.

Net Income
----------
As a result of the foregoing, net income of the Company for the three-month period ended April 3, 2004 was $147,000, or $0.03 per diluted share, compared to $1,102,000, or $0.23 per diluted share, for the same period last year.

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

At April 3, 2004, the Company had cash and cash equivalents totaling
$66,038,000.

Net cash provided by operating activities was $2,612,000 for the three-month period ended April 3, 2004, as compared to net cash used in operating activities for continuing operations of $20,541,000 in the same period last year. Net cash provided by operating activities during the period ended April 3, 2004 resulted primarily from a decrease in inventory of $11,052,000, offset by a decrease in accounts payable, accrued expenses and other liabilities of $8,619,000. This activity resulted primarily from the seasonality of the Company's business and its decision to minimize the men's business to be done for the spring season. Net cash used in operating activities of continuing operations during the period ended March 29, 2003 resulted primarily from a decrease in accounts payable, accrued expenses and other liabilities of $19,370,000, which among other things, included the payment of 2002 incentive bonus compensation and income taxes, that were substantially higher than those paid in the current period.

Net cash used in investing activities was $20,000 for the period ended April 3, 2004, as compared to net cash used in investing activities of continuing operations of $85,000 for the same period last year. During the periods ended April 3, 2004 and March 29, 2003, the Company used $41,000 and $148,000, respectively, on capital expenditures.

Net cash provided by financing activities of operations was $154,000 for the period ended April 3, 2004, as compared to net cash used in financing activities of continuing operations of $529,000 for the same period last year. During the period ended March 29, 2003 the Company purchased approximately 35,500 shares of its Common Stock for $713,000. As of April 3, 2004 and March 29, 2003, the Company had no borrowings under its credit facility.

Net cash provided by discontinued operations for the period ended March 29, 2003 was $297,000. Hampshire Investments, Limited, the discontinued operation, made investments, both domestically and internationally, primarily in real property. The net cash provided by the discontinued operations principally resulted from operations which included the sale of an investment and the sale of real property.

On August 15, 2003, the Company entered into a new Revolving Credit Facility ("Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company's subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through this Revolving Credit Facility, plus seasonal overadvances in the periods of highest requirements.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Senior Notes, principally by the trade accounts receivable and inventories of the Company's subsidiaries and a pledge of the common stock of the subsidiaries. At April 3, 2004 there was $46.8 million outstanding under letters of credit, which includes $1.7 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. No advances were outstanding under the Revolving Credit Facility at April 3, 2004 or December 31, 2003, which resulted in availability for borrowing of approximately $4.9 million under the Revolving Credit Facility at April 3, 2004.

Both the Revolving Credit Facility and the Senior Notes contain covenants which require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at April 3, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify a VIE and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 was required for public companies with interest in "special purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities was required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company's operating results or financial position, since the Company has not entered into such arrangements.

Interpretation No. 45 provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At April 3, 2004 and March 29, 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving Credit Facility and Senior Notes (the "Facilities") (see Note 6). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the period of the related Facilities. All guarantees outstanding, or in respect to liabilities, are included in the consoldiated balance sheet.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the areas of changing interest rates and to changes in costs for raw materials for the Company's products.

The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but are primarily above market on April 3, 2004. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institutions, or at the option of the Company, a fixed rate based on LIBOR for a fixed term on the Revolving Credit Facility.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment of U.S. dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures
----------------------------------
The Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 3, 2004 (the "Evaluation Date"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There have not been any changes in the Company's internal control over financial reporting during the fiscal year ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits

Exhibit No.                          Description
----------- ----------------------------------------------------------------

   31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32 Certification of Chief Executive Officer and Chief Financial Officer of Hampshire Group, Limited pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b) Reports on Form 8-K filed during the quarter

     1. On March 8, 2004, the Company filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding the release of the Company's financial results for the year and quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HAMPSHIRE GROUP, LIMITED
                                  (Registrant)


Date     May 11, 2004             /s/ Ludwig Kuttner
     ------------------------     ------------------------------------
                                  Ludwig Kuttner
                                  Chairman of the Board of Directors
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date     May 11, 2004             /s/ Charles W. Clayton
     ------------------------     -------------------------------------
                                  Charles W. Clayton
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)


Date     May 11, 2004             /s/ Roger B. Clark
     ------------------------     -------------------------------------
                                  Roger B. Clark
                                  Vice President Finance
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                         Description
-----------  -----------------------------------------------------------------
   31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32 Certification of Chief Executive Officer and Chief Financial Officer of Hampshire Group, Limited pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.