Form 10-Q
period 2004-07-03
HAMPSHIRE GROUP LTD
filed 2004-08-12
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended July 3, 2004.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from _______ to ______.

                          Commission File No. 000-20201
                          -----------------------------

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
                         ------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

      (Registrant's Telephone Number, Including Area Code) - (864) 225-6232
       ----------------------------------------------------   -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                    Number of Shares Outstanding
            of Securities                           as of August 5, 2004
     -----------------------------              ----------------------------
     Common Stock, $0.10 Par Value                       4,059,615

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1-Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       July 3, 2004 and December 31, 2003                                 3

       Unaudited Condensed Consolidated Statements of Operations
       for the Six-Month and Three-Month Periods Ended
       July 3, 2004 and June 28, 2003                                     4

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the Six-Month Periods Ended July 3, 2004 and June 28, 2003     5

       Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          9

Item 3-Quantitative and Qualitative Disclosures About Market Risk        15

Item 4-Controls and Procedures                                           15


PART II - OTHER INFORMATION

Item 1-Legal Proceedings                                                 16

Item 2-Change in Securities                                              16

Item 4-Submission of Matters to a Vote of Security Holders               16

Item 6-Exhibits and Reports on Form 8-K                                  17

Signatures                                                               18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act         20

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act          22

                         PART I - FINANCIAL INFORMATION

Item 1-Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         July 3,     Dec. 31,
                                                          2004         2003*
                                                         ------      --------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 56,839      $ 63,292
  Accounts receivable trade - net                         11,895        29,450
  Notes and other accounts receivable                        842           646
  Inventories                                             41,671        22,049
  Other current assets                                    10,168         6,842
                                                        --------      --------
    Total current assets                                 121,415       122,279

Fixed assets - net                                         1,545         1,667
Goodwill                                                   8,020         8,020
Other assets                                                 747         1,208
                                                        --------      --------
    Total assets                                        $131,727      $133,174
                                                        ========      ========
LIABILITIES
Current liabilities:
 Current portion of long-term debt                      $  1,930      $  1,932
 Accounts payable                                         22,310        12,599
 Accrued expenses and other liabilities                   11,808        19,846
                                                        --------      ---------
   Total current liabilities                              36,048        34,377

Long-term debt; less current portion                       4,687         5,651
Other long-term liabilities                                2,625         2,724
                                                        --------      --------
   Total liabilities                                      43,360        42,752
                                                        --------      --------
STOCKHOLDERS' EQUITY
Common Stock, $0.10 par value;
  4,761,911 and 4,761,911 shares issued; and
  4,059,615 and 4,067,721 shares outstanding                 476           476
Additional paid-in capital                                32,900        32,685
Retained earnings                                         78,787        80,964
Treasury stock                                           (23,796)      (23,703)
                                                        --------      --------
    Total stockholders' equity                            88,367        90,422
                                                        --------      --------
    Total liabilities and stockholders' equity          $131,727      $133,174
                                                        ========      ========

     *Derived from the December 31, 2003 audited consolidated balance sheet.

(The accompanying notes are an integral part of these unaudited financial statements.)

                                      -3-

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                              Six-Month             Three-Month
                                             Period Ended           Period Ended
                                          -------------------    -----------------
                                          July 3,    June 28,    July 3,   June 28,
                                            2004       2003       2004      2003
                                            ----       ----       ----      ----
Net sales                                 $80,649    $83,128     $26,252   $31,961
Cost of goods sold                         60,631     63,054      18,650    24,453
                                          -------    -------     -------   -------
  Gross profit                             20,018     20,074       7,602     7,508
Selling, general and
  administrative expenses                  22,823     20,685      10,526     9,243
                                          -------    -------     -------   -------
Loss from operations                       (2,805)      (611)     (2,924)   (1,735)

Other income (expense):
  Interest income                             515        538         243       320
  Interest expense                           (327)      (400)       (164)     (194)
  Other                                        20         84           1        56
                                          -------    -------     -------   -------
Loss from continuing operations
  before income taxes                      (2,597)      (389)     (2,844)   (1,553)
Provision (benefit) for income taxes       (1,050)      (152)     (1,150)     (605)
                                          -------    -------     -------   -------
Loss from continuing operations            (1,547)      (237)     (1,694)     (948)
Income (loss) from discontinued
  operations net of income taxes              -          387         -          (4)
                                          -------    -------     -------   -------
Net income (loss)                         ($1,547)   $   150     ($1,694)  ($  952)
                                          =======    =======     =======   =======
Basic income (loss) per share -
  Loss from continuing operations          ($0.38)    ($0.05)     ($0.42)   ($0.20)
  Income from discontinued operations         -         0.08         -         -
                                          -------    -------     -------    ------
  Net income (loss)                        ($0.38)     $0.03      ($0.42)   ($0.20)
                                          =======    =======     =======    ======
Diluted income (loss) per share -
  Loss from continuing operations          ($0.38)    ($0.05)     ($0.42)   ($0.20)
  Income from discontinued operations         -         0.08         -         -
                                          -------    -------     -------    ------
  Net income (loss)                        ($0.38)      0.03      ($0.42)    (0.20)
                                          =======    =======     =======    ======
Weighted average number of shares
  outstanding -               Basic         4,077      4,709       4,077     4,730
                                           -------    -------    -------    ------
                              Diluted       4,077      4,840       4,077     4,730
                                           -------    -------    -------    ------

              (The accompanying notes are an integral part of these
                        unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                           Six-Month Period Ended
                                                           -----------------------
                                                             July 3,     June 28,
                                                              2004         2003
Cash flows from operating activities:
  Net income (loss)                                         ($1,547)   $   150
  Income from discontinued operations                           -         (387)
                                                             ------    -------
  Loss from continuing operations                            (1,547)      (237)
  Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
     Depreciation                                                393       418
     Net deferred compensation expenses for executive
       officers                                                  408       107
     Tax benefit relating to Common Stock Plans                  215       -
     Net change in operating assets and liabilities:
       Receivables                                            17,338    11,611
       Inventories                                           (19,622)  (14,774)
       Other assets                                           (3,372)     (522)
       Accounts payable, accrued expenses and other
         liabilities                                           1,673   (16,754)
                                                             -------   --------
     Net cash used in continuing operating activities         (4,514)  (20,151)
                                                             -------   --------
Cash flows from investing activities:
  Capital expenditures                                          (271)     (409)
  Net proceeds from sale of property, plant and equipment        -          29
  Proceeds from loans                                             21       125
                                                             -------   --------
    Net cash used in investing activities                       (250)     (255)
                                                             -------   --------
Cash flows from financing activities:
  Repayment of long-term debt                                   (966)     (965)
  Proceeds from issuance of common stock                         -         297
  Proceeds from issuance of treasury stock                       322       276
  Purchase of treasury stock                                  (1,045)   (1,226)
                                                             -------   -------
    Net cash used in financing activities                     (1,689)   (1,618)
                                                             -------   -------
Discontinued operations:
    Net cash used in discontinued operations                     -        (978)
                                                             -------   -------
Net decrease in cash and cash equivalents                     (6,453)  (23,002)
Cash and cash equivalents - beginning of period               63,292    66,893
                                                             -------   -------
Cash and cash equivalents - end of period                    $56,839   $43,891
                                                             =======   =======
------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
Cash paid during the period for:           Income taxes         $2,973  $5,380*
                                           Interest                301      72

*Income taxes paid for period ended June 28, 2003 include amounts related to discontinued operations.

             (The accompanying notes are an integral part of these
                        unaudited financial statements.)

                                      -5-

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

In the opinion of the management of the Company, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented with no material retroactive adjustments.

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

Certain reclassifications have been made to data from the previous year to conform to the presentation of the current year. As discussed in Note 4, "Discontinued Operations", in October 2003, the Company concluded the disposal of Hampshire Investments, Limited, its investment subsidiary. Accordingly, the results of operations of the investment segment have been classified as discontinued operations for all periods presented.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
The Company's significant accounting policies are the same as those applied at December 31, 2003 as disclosed in the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

Stock Based Compensation
------------------------
The Company has elected to continue to follow the intrinsic value method of accounting to account for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized unless the exercise price of the employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded compensation expense in the periods presented because all stock options have been granted at the fair market value of the underlying stock on the date of grant.

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

There were no options granted during the six-month period ended July 3, 2004. During the six-month period ended June 28, 2003, 1,000 options were granted. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the six-month period ended June 28, 2003: risk-free interest rates of 4.1%; dividend yield of 0%; expected volatility of 39.7%; expected life of 4.2 years; and a weighted-average fair value of options granted of $7.02.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the estimated fair value of options is amortized to expense over the options' vesting period.

The following table illustrates the effect on reported loss and loss per share from continuing operations had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   Six-Month          Three-Month
(in thousands, except per share amounts)          Period Ended       Period Ended
                                                ------------------ ---------------
                                                 July 3,  June 28,   July 3,  June 28,
                                                  2004      2003      2004     2003
                                                 ------   -------    ------   ------
Loss from continuing operations, as reported    ($1,547)   ($237)   ($1,694)   ($948)
Less - Compensation cost, net of taxes               (3)     (25)        (2)     (12)
                                                 ------    -----     ------   ------
  Pro forma net income (loss)                   ($1,550)   ($262)   ($1,696)   ($960)
----------------------------------------------   ======    =====     ======   ======
Basic earnings (loss) per share:   As reported   ($0.38)  ($0.05)    ($0.42)  ($0.20)
                                   Pro forma     ($0.38)  ($0.06)    ($0.42)  ($0.20)
----------------------------------------------   ------    -----     ------   ------
Diluted earnings (loss) per share: As reported   ($0.38)  ($0.05)    ($0.42)  ($0.20)
                                   Pro forma     ($0.38)  ($0.06)    ($0.42)  ($0.20)
----------------------------------------------   ------    -----     ------   ------

NOTE 3.  INVENTORIES
--------------------
A summary of inventories by component is as follows:

                                                  July 3,  Dec. 31,
             (in thousands)                        2004      2003
------------------------------------------------  ------   --------
Finished goods                                   $29,456   $14,217
Finished goods in-transit                         11,588     6,606
Work-in-progress                                     144       465
Raw materials and supplies                           483       879
                                                 -------   -------
                                                  41,671    22,167
Less-Excess of current cost over
     LIFO carrying value                             -        (118)
                                                 -------   -------
  Total                                          $41,671   $22,049
                                                 =======   =======

The Company has liquidated all inventories previously costed on the last-in, first-out (LIFO) basis.

NOTE 4.  DISCONTINUED OPERATIONS
--------------------------------
On October 8, 2003, the Company completed the disposition of Hampshire Investments, Limited ("HIL"), the investment subsidiary of the Company. A special committee of the Board of Directors ("Board"), comprised of independent directors, was responsible for the disposal because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers.

Certain HIL assets were sold to K Holdings, LLC, a company controlled by Ludwig Kuttner, for a purchase price of 250,000 shares of the Company's Common Stock. Subsequently, all of the outstanding shares of capital stock of HIL were exchanged with an investor group consisting of Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Secretary and Treasurer of the Company, for 450,000 shares of the Company's Common Stock. Mr. Clayton subsequently was appointed interim Chief Financial Officer of the Company.

The fair market value of the Company's Common Stock received in the two transactions set forth above was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $6,433,000, including the related income tax expense of $192,000. This loss, including disposal costs of $950,000, was recognized as a loss from disposal of discontinued operations in the consolidated statement of income for the year ended December 31, 2003. Approximately $5,560,000 of the reported loss from the disposal of the discontinued operations was attributable to the disposal of the capital stock of Hampshire Investments, Limited. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax free spin-off. Accordingly, the Company is not entitled to deduct this loss because it represents a loss on the distribution of property by the Company in exchange for its own Common Stock; therefore, no tax benefit was provided for this loss in the consolidated financial statements.

In accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", HIL has been accounted for as a discontinued operation, and the financial information for all prior periods presented have been reclassified to report HIL as a discontinued operation.

The rental revenue and income (loss) for HIL that are included in the income from discontinued operation activities in the consolidated statement of operations are summarized as follows:

                                         Six-Month         Three-Month
                                        Period Ended       Period Ended
 (in thousands)                        June 28, 2003      June 28, 2003
-----------------------------------  ----------------     -------------
Rental Revenue                           $1,711                $884
                                         ======                ====
Pre-tax income                             $629                 $16
Provision for income taxes                 (242)                (20)
                                         ------                ----
     Net income (loss)                     $387               ($ 4)
                                         ======                ====

NOTE 5.  REVOLVING CREDIT FACILITY
----------------------------------
The Company has a Revolving Credit Agreement ("Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, cash on deposit in a pledged account, 50% of eligible inventory of the Company's subsidiaries (subject to seasonal limits), and 50% of outstanding eligible letters of credit issued through this Revolving Credit Facility, plus seasonal overadvances in the periods of highest requirements.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable, cash on deposit in a pledged account, inventories of the Company's subsidiaries and a pledge of the common stock of the subsidiaries. At July 3, 2004 there was $65.9 million outstanding under letters of credit, which includes $11.6 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At July 3, 2004, the balance in the pledged account was $15.0 million. No advances were outstanding under the Revolving Credit Facility at July 3, 2004 or December 31, 2003, which resulted in availability for borrowing of approximately $18.3 million under the Revolving Credit Facility at July 3, 2004.

Both the Revolving Credit Agreement and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial covenants and restrictions at July 3, 2004.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to future events. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to review and consider carefully the various disclosures made by the Company in its Form 10-K and other Securities and Exchange Commission filings, which advise interested parties of the factors that affect the Company's business.

EXECUTIVE OVERVIEW
------------------
The Company derives its revenues exclusively from the apparel industry by designing, sourcing and marketing women's and men's sweaters and women's woven and knit separates. The Company sells to approximately 250 retail customers, primarily in the United States, including mass merchants, specialty retail stores, catalog companies and most major department stores. The Company's business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

The Company purchases its products from manufacturers throughout the world through its established international sourcing network. The majority of the products are purchased from manufactures in South East Asia. With the Company's dependence on international sources, failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries could expose the Company to liability to its customers or cause customers to cancel orders or demand reduced prices for late delivery.

The Company is not able to forecast with any certainty its sales for the remainder of the year because of the competitive retail environment, the fluctuation of foreign currencies in relation to the dollar and the expiration of quota agreements on December 31, 2004. With the expiration of the quota agreements, it is anticipated that the quantity of previously restricted products will greatly increase. A large increase in the volume may place undue burdens on the international transportation systems, the United States ports receiving the shipments and the United States Customs offices processing the entries. The United States government reserves the right to limit the quantities of individual categories of products imported if it is determined that there has been a disruption in the United States markets resulting from the increased volumes being received in the United States.

In the opinion of management of the Company, the elimination of the quota agreements, may not reduce the Company's cost to purchase these products. A portion of the price paid for the quota (the right to import the products) was used by the foreign government to subsidize the manufacture of the products. The elimination of the quota funding may result in the manufacturers demanding higher sale prices. Further, each factor in the supply chain may be looking to increase their pricing; i.e. the supplier of raw material, the transportation companies, etc. Also, the Company's customers may seek reduced pricing. The Company does not anticipate that it will have a gain from the elimination of the quota agreements.

The Company will remain focused on its customers' needs both in terms of quality, value and service and has attempted to minimize its exposure from foreign manufacturers by placing its contracts for production as far in advance as reasonably possible and by scheduling delivery of products for the first quarter of 2005 well in advance of the dates on which they must be delivered to its customers.

DISPOSAL OF INVESTMENT COMPANY IN 2003
--------------------------------------
On October 8, 2003, the Company disposed of its investment subsidiary, Hampshire Investments, Limited ("HIL") after the Board of Directors (the "Board") determined that the Company should concentrate on the apparel business. A special committee of the Board, consisting of independent directors, was responsible for the disposal of HIL because Ludwig Kuttner, Chairman and Chief Executive Officer and other members of management of the Company participated as purchasers.

Certain assets of HIL were sold to K Holdings, LLC, a company controlled by Mr. Kuttner, for a purchase price consisting of 250,000 shares of the Company's common stock. The Company then exchanged all of the outstanding shares of capital stock of HIL with an investor group consisting of Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Secretary and Treasurer of the Company, for 450,000 shares of the Company's common stock. Mr. Clayton subsequently was appointed interim Chief Financial Officer of the Company.

The fair market value of the Company's common stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ as of the close of the market on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from the disposal of approximately $6,433,000, including the related income tax expense of $192,000. This loss, including disposal costs, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the third quarter and the year ended December 31, 2003. Of the reported loss, approximately $5,560,000 was attributable to the disposition of the capital stock of Hampshire Investments, Limited. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax free spin-off and the Company is not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit was provided for this loss in the consolidated financial statements.

The disposal of HIL has been accounted for as a discontinued operation and, accordingly, the financial information for all prior periods presented have been reclassified to report HIL as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS
-------------------------------
Six-month Periods Ended July 3, 2004 and June 28, 2003
------------------------------------------------------
Net Sales
---------
Net sales for the six-month period ended July 3, 2004 were $80,649,000, compared with $83,128,000 for the same period last year. The decrease was primarily due to a reduction in sales of men's sweaters resulting from the Company's decision to reduce its spring season business in men's products, offset in part by increased sales of women's sweaters. The Company shipped approximately 15,000 dozen less units, or 1.9%, during the six-month period ended July 3, 2004 when compared with the same period last year. The average net sales price per unit declined 1.1% for the six-month period ended July 3, 2004, primarily due to higher than usual shipments of off-priced products, the reduced sales of men's products and the continued heavy demands from customers for allowances in a very competitive retail market.

Gross Profit
------------
Gross profit for the six-month period ended July 3, 2004 was $20,018,000, compared with $20,074,000 for the same period last year. As a percentage of net sales, gross profit margin was 24.8% for the six-month period of 2004, compared with 24.1% for the same period last year.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $22,823,000 for the six-month period ended July 3, 2004, compared with $20,685,000 for the same period last year. As a percentage of net sales, SG&A expenses were 28.3% for the six-month period of 2004, compared with 24.9% for the same period last year. The increase as a percentage of sales is partly attributable to a lower volume of sales in the six-month period of 2004 as compared with the same period of the previous year. The increase resulted primarily from the expense of additional personnel in sales, design and international sourcing and fixed cost of warehousing. The SG&A expenses for the same period of the prior year included a reversal of a $450,000 reserve with respect to a litigation matter which was satisfactorily resolved.

Interest Income
---------------
Interest income for the six-month period ended July 3, 2004 was $515,000, compared with $538,000 for the same period last year. The decrease resulted from a lower rate of return on investments during the period ended July 3, 2004, even though the average investment was larger.

Interest Expense
----------------
Interest expense for the six-month period ended July 3, 2004 was $327,000, compared with $400,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended July 3, 2004. Average borrowings during the six-month period ended July 3, 2004 were $7,436,000, compared with $9,366,000 for the same period last year.

Income Taxes
------------
The Company's provision for income tax for the six-month period ended July 3, 2004 was a benefit of $1,050,000 compared with a benefit of $152,000 for the same period last year. The effective income tax rate was 40.4% for the six-month period ended July 3, 2004, compared with 39.1% for the same period last year.

Loss from Continuing Operations
-------------------------------
As a result of the foregoing, the Company had a loss from continuing operations for the six-month period ended July 3, 2004 of $1,547,000, or $0.38 per diluted share, compared with a loss of $237,000, or $0.05 per diluted share, for the same period last year.

Income from Discontinued Operations
-----------------------------------
Income from discontinued operations for the six-month period ended June 28, 2003 was $387,000, net of income taxes of $242,000.

Net Income/Loss
---------------
As a result of the foregoing, the Company had a net loss for the six-month period ended July 3, 2004 of $1,547,000, or $0.38 per diluted share, compared with net income of $150,000, or $0.03 per diluted share, for the same period last year.

Three-Month Periods Ended July 3, 2004 and June 28, 2003
--------------------------------------------------------
Net Sales
---------
Net sales for the three-month period ended July 3, 2004 were $26,252,000, compared with $31,961,000 for the same period last year. The decrease resulted from lower sales of women's specialty sweaters and women's related separates, due to discontinuing certain license agreements and a soft market. The Company shipped approximately 57,000 dozens less, or 18.1%, during the three-month period ended July 3, 2004 when compared with the same period last year. The average net sales price per unit increased 0.3% for the three-month period ended July 3, 2004, compared with the same period the prior year.

Gross Profit
------------
Gross profit for the three-month period ended July 3, 2004 was $7,602,000, compared with $7,508,000 for the same period last year. As a percentage of net sales, gross profit margin was 29.0% for the three-month period of 2004, compared with 23.5% for the same period last year. The gross profit for the three-month period ended July 3, 2004 was positively affected by $785,000 reduction of a $1,200,000 reserve established during the first quarter of 2004 for customs costs related to importing merchandise.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative ("SG&A") expenses were $10,526,000 for the three-month period ended July 3, 2004, compared with $9,243,000 for the same period last year. As a percentage of net sales, SG&A expenses were 40.1% for the three-month period of 2004, compared with 28.9% for the same period last year. The increase primarily resulted from the expense of additional personnel in sales, design and international sourcing and fixed cost of warehousing in a period of low sales. The SG&A expenses for the same period of the prior year included a reversal of a $450,000 reserve with respect to a litigation matter which was satisfactorily resolved.

Interest Income
---------------
Interest income for the three-month period ended July 3, 2004 was $243,000, compared with $320,000 for the same period last year. The decrease resulted from a lower rate of return on investments during the period ended July 3, 2004, even though the average investment was larger.

Interest Expense
----------------
Interest expense for the three-month period ended July 3, 2004 was $164,000, compared with $194,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended July 3, 2004. Average borrowings during the three-month period ended July 3, 2004 were $7,329,000, compared with $9,259,000 for the same period last year.

Income Taxes
------------
The Company's income tax benefit for the three-month period ended July 3, 2004 was $1,150,000, compared with $605,000 for the same period last year. The effective income tax rate was 40.4% for the three-month period ended July 3, 2004, compared with 39.0% for the same period last year.

Loss from Continuing Operations
-------------------------------
As a result of the foregoing, the Company had a loss from continuing operations for the three-month period ended July 3, 2004 of $1,694,000, or $0.42 per diluted share, compared with a loss of $948,000, or $0.20 per diluted share, for the same period last year.

Loss from Discontinued Operations
---------------------------------
Loss from discontinued operations for the three-month period ended June 28, 2003 was $4,000, net of income taxes.

Net Loss
--------
As a result of the foregoing, the Company had a net loss for the three-month period ended July 3, 2004 of $1,694,000, or $0.42 per diluted share, compared with a net loss of $952,000, or $0.20 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, which consists of funding the seasonal buildup in inventories and accounts receivable, servicing long-term debt and funding capital expenditures. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its revolving credit facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations, borrowings under revolving credit lines and long-term debt.

On July 3, 2004, the Company had cash and cash equivalents totaling $56,839,000 of which $15,000,000 was pledged as collateral under the Revolving Credit Facility.

Net cash used in operating activities was $4,514,000 for the six-month period ended July 3, 2004, as compared with net cash used in operating activities for continuing operations of $20,151,000 in the same period last year. Net cash used in operating activities during the six-month period ended July 3, 2004 resulted primarily from an increase in inventory of $19,622,000 and the net loss for the period of $1,547,000, offset by a decrease in accounts receivable of $17,338,000. The increase in inventory resulted from the seasonality of the Company's business for higher shipments during the second half of the year including $11,588,000 in-transit inventory shipped under letters of credit. The liability has been recorded in accounts payable.

Net cash used in operating activities of continuing operations during the period ended June 28, 2003 resulted primarily from the seasonal increase in inventory of $14,774,000, a decrease in accounts payable, accrued expenses and other liabilities of $16,754,000, which included the payment of 2002 income taxes and incentive bonus compensation that were substantially higher than those paid in the current period, offset by a decrease in accounts receivable of $11,611,000.

Net cash used in investing activities was $250,000 for the period ended July 3, 2004, as compared with net cash used in investing activities from continuing operations of $255,000 for the same period last year. During the periods ended July 3, 2004 and June 28, 2003, the Company used $271,000 and $409,000, respectively, for capital expenditures.

Net cash used in financing activities of operations was $1,689,000 for the period ended July 3, 2004, as compared with net cash used in financing activities from continuing operations of $1,618,000 for the same period last year. During the six-month periods ended July 3, 2004 and June 28, 2003, the Company repaid long-term debt of $966,000 and $965,000, respectively, and purchased 36,000 shares of its Common Stock for $1,045,000 and 53,519 shares of its Common Stock for $1,226,000, respectively. As of July 3, 2004 and June 28, 2003, the Company had no borrowings under its credit facility and availability for borrowing was approximately $18.3 million under the Revolving Credit Facility at July 3, 2004.

Net cash used in the discontinued operations for the period ended June 28, 2003 was $978,000. Net cash used in the discontinued operations principally resulted from the purchase of an investment offset in part by the sale of an investment and the sale of real property.

The Company maintains a Revolving Credit Agreement ("Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable; cash deposited in a pledged account; 50% of eligible inventory of the Company's subsidiaries (subject to seasonal limits); 50% of outstanding eligible letters of credit issued through this Revolving Credit Facility, plus seasonal over advances in the periods of highest requirements.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable; cash deposited in a pledged account; inventories of the Company's subsidiaries and a pledge of the common stock of the subsidiaries. At July 3,

2004 there was $65.9 million outstanding under letters of credit, which includes approximately $11.6 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet.

Both the Revolving Credit Facility and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at July 3, 2004.

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

The long-term debt of the Company is at fixed interest rates, which were at market when the debt was issued, but were primarily above market on July 3, 2004. The short-term debt of the Company is at variable rates based on the prime interest rate of the lending institutions or, at the option of the Company, a fixed rate based on LIBOR, for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment in U.S. dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures
----------------------------------
As of July 3, 2004 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There have not been any changes in the Company's internal control over financial reporting during the six-month period ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. Management of the Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.

Item 2 - Changes in Securities / Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES
                          COMMON STOCK, $0.10 PAR VALUE
                                                          Total Number of       Maximum Number of
                         Total Number of                  Shares Purchased as  of Shares that May
                             Shares       Average Price   Part of Publicly      yet be Purchased
      Period               Purchased      Paid per Share  Announced Plans (1)     Under the Plans
---------------------    ---------------  --------------  -------------------  -------------------
Month No. 4
April 4 - May 1, 2004         10,000         $30.00             10,000                  -
Month No. 5
May 2 - May 29, 2004          10,000          28.63             10,000                  -
Month No. 6
May 30 - July 3, 2004         16,000          28.71             16,000               24,000
                              ------         ------             ------               ------
    Total                     36,000         $29.05             36,000               24,000
                              ======         ======             ======               ======

(1) The shares were purchased to provide treasury stock to be utilized to fund the exercise of options.

Item 3 - Item 3 is not applicable and has been omitted.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 20, 2004, a proposal was submitted to the vote of stockholders for the election of five directors to serve until the 2005 Annual Meeting of Stockholders and until their successors are elected and qualified. The results of the vote of stockholders were as follows:

Election as Director          For       Against   Withheld
------------------------  ----------- ---------- ----------
Ludwig Kuttner             3,909,046     2,250    170,675
Dr. Joel Goldberg          3,910,332       964    170,675
Michael Jackson            3,909,821     1,475    170,675
Harvey L. Sperry           3,910,332       964    170,675
Irwin W. Winter            3,910,332       964    170,675

Item 5 - Item 5 is not applicable and has been omitted.

Item 6 - Exhibit and Reports on Form 8-K

a) Exhibits

Exhibit No.                        Description
-----------   --------------------------------------------------------------

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

b) Reports on Form 8-K filed during the quarter

   On May 6, 2004, the Company filed a current report on Form 8-K reporting an Item 7-Financial Statements and Exhibits disclosure regarding the release of the Company's financial results for the quarter ended April 3, 2004.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAMPSHIRE GROUP, LIMITED
                               (Registrant)

Date:   August 10, 2004        /s/ Ludwig Kuttner
        ---------------        ------------------------------------
                               Ludwig Kuttner
                               Chairman of the Board of Directors
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date:   August 10, 2004        /s/ Charles W. Clayton
        ---------------        -------------------------------------
                               Charles W. Clayton
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)


Date:   August 10, 2004        /s/ Roger B. Clark
        ---------------        -------------------------------------
                               Roger B. Clark
                               Vice President Finance
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit No.                                Description
-------------   ---------------------------------------------------------------

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