Form 10-Q
period 2004-10-02
HAMPSHIRE GROUP LTD
filed 2004-11-08
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 2, 2004.
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to ______.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                     Number of Shares Outstanding
        of Securities                           as of November 5, 2004
  -----------------------------              ----------------------------
  Common Stock, $0.10 Par Value                      4,074,615

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1 - Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of
         October 2, 2004 and December 31, 2003                             3

         Unaudited Condensed Consolidated Statements of Operations
         for the Nine Months and Three Months Ended October 2, 2004
         and September 27, 2003                                            4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended October 2, 2004 and September 27,
         2003                                                              5

         Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       16

Item 4 - Controls and Procedures                                          16


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                                17

Item 6 - Exhibits                                                         17

Signatures                                                                18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act          20

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act           22

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       Oct. 2,    Dec. 31,
ASSETS                                                  2004        2003*
------                                                 -------    -------
Current assets:
  Cash and cash equivalents                          $     94     $ 63,292
  Accounts receivable trade - net                      89,102       29,450
  Notes and other receivable                            1,001          646
  Inventories                                          45,086       22,049
  Other current assets                                  8,526        6,842
                                                     ---------------------
    Total current assets                              143,809      122,279

Fixed assets - net                                      1,520        1,667
Goodwill                                                8,020        8,020
Other assets                                              770        1,208
                                                     ---------------------
    Total assets                                     $154,119     $133,174
                                                     =====================
LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt                  $  1,915     $  1,932
  Borrowings under line of credit                       1,700          -
  Accounts payable                                     27,870       12,599
  Accrued expenses and other liabilities               19,629       19,846
                                                     ---------------------
    Total current liabilities                          51,114       34,377

Long-term debt - less current portion                   4,687        5,651
Other long-term liabilities                             2,791        2,724
                                                     ---------------------
    Total liabilities                                  58,592       42,752
                                                     ---------------------
STOCKHOLDERS' EQUITY
--------------------
Common Stock, $0.10 par value,
  4,761,911 and 4,761,911 shares issued and
  4,074,615 and 4,067,721 shares outstanding              476          476
Additional paid-in capital                             32,900       32,685
Retained earnings                                      85,439       80,964
Treasury stock                                        (23,288)     (23,703)
                                                     ---------------------
    Total stockholders' equity                         95,527       90,422
                                                     ---------------------
    Total liabilities and stockholders' equity       $154,119     $133,174
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

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                        Nine Months Ended       Three Months Ended
                                      --------------------------------------------
                                      Oct. 2,     Sept. 27,      Oct. 2,  Sept. 27,
                                       2004         2003          2004       2003
                                      --------------------------------------------
Net sales                             $196,753    $180,164     $116,104    $97,036
Cost of goods sold                     147,402     135,722       86,771     72,668
                                      --------------------------------------------
  Gross profit                          49,351      44,442       29,333     24,368

Selling, general and
  administrative expenses               40,441      37,062       17,618     16,377
                                      --------------------------------------------
Income from operations                   8,910       7,380       11,715      7,991

Other income (expense):
  Interest income                          634         623          119         85
  Interest expense                        (496)       (645)        (169)      (245)
  Miscellaneous                             20          95          -           11
                                      --------------------------------------------
Income from continuing operations
  before income taxes                    9,068       7,453       11,665      7,842
Provision for income taxes               3,675       2,825        4,725      2,977
                                      ---------------------------------------------
Income from continuing operations        5,393       4,628        6,940      4,865
Loss from discontinued operations
  net of income taxes                      -        (5,343)         -       (5,730)
                                      ----------------------------------------------
Net income (loss)                       $5,393    ($   715)      $6,940    ($  865)
                                      ==============================================

Basic income (loss) per share -
  Income from continuing operations      $1.32       $0.98        $1.71      $1.02
  Loss from discontinued operations        -         (1.13)         -        (1.21)
                                      ---------------------------------------------
  Net income (loss)                      $1.32      ($0.15)       $1.71     ($0.18)
                                      =============================================

Diluted income (loss) per share -
  Income from continuing operations      $1.31       $0.95        $1.69      $1.00
  Loss from discontinued operations         -        (1.10)         -        (1.18)
                                      ---------------------------------------------
  Net income (loss)                      $1.31      ($0.15)       $1.69     ($0.18)
                                      =============================================

Weighted average number
  of  shares outstanding - Basic         4,071       4,724        4,059      4,751
                                      =============================================
                           Diluted       4,127       4,851        4,109      4,863
                                      =============================================

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                     Nine Months Ended
                                                                  ----------------------
                                                                    Oct. 2,     Sept. 27,
                                                                      2004         2003
                                                                  ----------------------
Cash flows from operating activities:
  Net income (loss)                                                $  5,393    ($   715)
  Loss from discontinued operations                                     -         5,343
                                                                  ----------------------
  Income from continuing operations                                   5,393       4,628
  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation                                                      598         586
      Net deferred compensation expenses for executive officers         574         162
      Tax benefit relating to Common Stock Plans                        215         -
      Net change in operating assets and liabilities:
        Receivables                                                 (60,028)    (44,245)
        Inventories                                                 (23,037)    (40,077)
        Other assets                                                 (1,753)         27
        Accounts payable, accrued expenses and other liabilities     15,054      (6,716)
                                                                  ----------------------
          Net cash used in continuing operating activities          (62,984)    (85,635)
                                                                  ----------------------
Cash flows from investing activities:
  Capital expenditures - net                                           (451)       (692)
  Proceeds from collection of loans                                      21         188
                                                                  ----------------------
          Net cash used in investing activities                        (430)       (504)
                                                                  ----------------------
Cash flows from financing activities:
  Net borrowings under line of credit                                 1,700      22,679
  Repayment of long-term debt                                          (981)       (978)
  Proceeds from issuance of common stock                                -           524
  Proceeds from issuance of treasury stock                              542         185
  Purchase of treasury stock                                         (1,045)     (1,255)
                                                                  ----------------------
          Net cash provided by financing activities                     216      21,155
                                                                  ----------------------
Discontinued operations:
          Net cash provided by discontinued operations                  -            98
                                                                  ----------------------
Net decrease in cash and cash equivalents                           (63,198)    (64,886)
Cash and cash equivalents - beginning of period                      63,292      66,893
                                                                  ----------------------
Cash and cash equivalents - end of period                          $     94    $  2,007
                                                                  ======================
----------------------------------------------------------------------------------------

Supplementary disclosure of cash flow information:
Cash paid during the period for:                    Income taxes     $3,395      $5,721
                                                                  ======================
                                                    Interest         $  320      $  946
                                                                  ======================

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
------------------------------
The consolidated financial statements are unaudited and include the accounts of Hampshire Group, Limited and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

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

Certain reclassifications have been made to data from the previous year to conform to the presentation of the current year. As discussed in Note 4, "Discontinued Operations", in October 2003, the Company disposed of Hampshire Investments, Limited, its investment subsidiary. Accordingly, the results of operations of the investment segment have been classified as discontinued operations for all periods presented.

Note 2 - Significant Accounting Policies
----------------------------------------
The Company's significant accounting policies are the same as those applied at December 31, 2003 as disclosed in the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

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

The following information regarding net income and earnings per share prepared in accordance with Statement of Financial Account Standards ("SFAS") 123 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on net income and earnings per share pursuant to SFAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants.

There were no options granted during the nine months ended October 2, 2004. During the nine months ended September 27, 2003, options to purchase 1,000 shares of the Company's Common Stock were granted. The fair value of these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the nine months ended September 27, 2003: risk-free interest rates of 4.1%; dividend yield of 0%; expected volatility of 39.7%; expected life of 4.2 years; and a weighted-average fair value of options granted of $7.02.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the estimated fair value of options is amortized to expense over the vesting periods of the options.

The following table illustrates the effect on reported income and income per share from continuing operations had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                  Nine Months Ended    Three Months Ended
                                                ------------------------------------------
                                                 Oct. 2,   Sept. 27,    Oct. 2,   Sept. 27,
  (In thousands, except per share amounts)         2004      2003        2004       2003
------------------------------------------------------------------------------------------
Income from continuing operations, as reported   $5,393     $4,628      $6,940     $4,865
Less - Compensation cost, net of taxes               (5)       (36)         (2)       (11)
                                                ------------------------------------------
  Pro forma net income                           $5,388     $4,592      $6,938     $4,854
------------------------------------------------==========================================
Basic earnings per share:       As reported       $1.32      $0.98       $1.71      $1.02
                                Pro forma         $1.32      $0.97       $1.71      $1.02
------------------------------------------------------------------------------------------
Diluted earnings per share:     As reported        $1.31      $0.95       $1.69      $1.00
                                Pro forma         $1.31      $0.95       $1.69      $1.00
------------------------------------------------------------------------------------------

Note 3 - Inventories
--------------------
A summary of inventories by component is as follows:
                                                        Oct 2,      Dec. 31,
             (In thousands)                              2004         2003
-----------------------------------------------------------------------------
Finished goods                                         $36,162      $14,217
Finished goods in-transit                                8,623        6,606
Work-in-progress                                            12          465
Raw materials and supplies                                 289          879
                                                       ----------------------
                                                        45,086       22,167
Less-Excess of current cost over LIFO carrying value       -           (118)
                                                       ----------------------
     Total                                             $45,086      $22,049
                                                       ======================
The Company has liquidated all inventories previously costed on the last-in, first-out (LIFO) basis.

Note 4 - Discontinued Operations
--------------------------------
On October 8, 2003, the Company disposed of Hampshire Investments, Limited ("Hampshire Investments"), the investment subsidiary of the Company. A special committee of the Board of Directors ("Board"), comprised of independent directors, was responsible for the disposal because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers.

Certain assets of Hampshire Investments were sold to K Holdings, LLC, a company controlled by Mr. Kuttner, for a purchase price of 250,000 shares of the Company's Common Stock. The Company then exchanged all of the outstanding shares of capital stock of Hampshire Investments with an investor group consisting of Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Secretary and Treasurer of the Company, for 450,000 shares of the Company's Common Stock. Mr. Clayton subsequently was appointed Chief Financial Officer of the Company.

The fair market value of the Company's Common Stock received in the two transactions set forth above was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $5,901,000, including the related income tax expense of $192,000. This loss, including disposal costs of $950,000, was recognized as a loss from disposal of discontinued operations in the consolidated statement of income for the year ended December 31, 2003. Approximately $5,560,000 of the reported loss from the disposal of the discontinued operations was attributable to the disposal of the capital stock of Hampshire Investments, Limited. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax free spin-off. Accordingly, the Company is not entitled to deduct this loss because it represents a loss on the distribution of property by the Company in exchange for its own Common Stock; therefore, no tax benefit was provided for this loss in the consolidated financial statements.

In accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Hampshire Investment has been accounted for as a discontinued operation, and the financial information for all prior periods presented have been reclassified to report Hampshire Investments as a discontinued operation.

The rental revenue and income (loss) for Hampshire Investments that are included in the loss from discontinued operation activities in the consolidated statement of operations are summarized as follows:

                                            Nine Months       Three Months
                                               Ended              Ended
     (In thousands)                       Sept. 27, 2003     Sept. 27, 2003
------------------------------------------------------------------------------
Rental revenue from discontinued operations    $2,596              $885
                                            =============================
Operating income before income taxes             $871              $242
Provision for income taxes                        313                71
                                            -----------------------------
Income from discontinued operations               558               171
Loss on disposal of discontinued operations,
  net of income taxes                          (5,901)           (5,901)
                                            -----------------------------
     Net loss from discontinued operations    ($5,343)          ($5,730)
                                            =============================

Note 5 - Revolving Credit Facility
----------------------------------
The Company has a Revolving Credit Agreement ("Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, and cash on deposit in a pledged account, if any, plus seasonal over advances in the periods of highest requirements.

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At October 2, 2004 there was $33.3 million outstanding under letters of credit, which includes $8.6 million related to finished goods in-transit that has been included in accounts payable in the accompanying balance sheet. At October 2, 2004, advances outstanding under the Credit Facility were $1.7 million, which resulted in availability for borrowing of $65.0 million as of that date.

Both the Credit Agreement and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial covenants and restrictions at October 2, 2004.

Note 6 - Earnings Per Share
---------------------------
Set forth in the table below is a reconciliation by year of the numerator (income or (loss0) and the denominator (shares) for the basic and diluted earnings per share ("EPS") computations.

                                                 Nine Months Ended              Nine Months Ended
                                                  October 2, 2004              September 27, 2003
                                       -------------------------------  -------------------------------
                                       Numerator Denominator Per Share  Numerator Denominator Per Share
(In thousands, except per share data)   Income      Shares     Amount     Income     Shares     Amount
-------------------------------------- -------------------------------  -------------------------------
Basic EPS:
Income from continuing operations      $5,393                  $1.32      $4,628                $0.98
Loss from discontinued operations         -                      -        (5,343)               (1.13)
                                       -------------------------------  -------------------------------
Net income (loss)                      $5,393      4,071       $1.32      ($ 715))   4,724     ($0.15)
Effect of dilutive securities-options     -           56       (0.01)        -         127        -
                                       ===============================  ===============================
Dilute EPS:
New income (loss)                      $5,393      4,127       $1.31      ($ 715)    4,851     ($0.15)
                                       ===============================  ===============================

                                                 Three Months Ended            Three Months Ended
                                                  October 2, 2004              September 27, 2003
                                       -------------------------------  -------------------------------
                                       Numerator Denominator Per Share  Numerator Denominator Per Share
(In thousands, except per share data)   Income      Shares     Amount     Income     Shares     Amount
-------------------------------------- -------------------------------  -------------------------------
Basic EPS:
Income from continuing operations      $6,940                  $1.71      $4,865                $1.02
Loss from discontinued operations         -                      -        (5,730)               (1.21)
                                       -------------------------------  -------------------------------
Net income (loss)                      $6,940      4,059       $1.71      ($ 865))   4,751     ($0.18)
Effect of dilutive securities-options     -           50       (0.02)        -         112        -
                                       ===============================  ===============================
Dilute EPS:
New income (loss)                      $6,940      4,109       $1.69      ($ 865)    4,863     ($0.18)
                                       ===============================  ===============================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to future events. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to review and consider carefully the various disclosures made by the Company in its Annual Report on Form 10-K and other Securities and Exchange Commission filings, which advise interested parties of the factors that affect the Company's business.

Executive Overview
------------------
The Company derives its revenues exclusively from the apparel industry by designing and selling women's and men's sweaters and women's woven and knit separates. The Company sells to approximately 250 retail customers, primarily in the United States, including major department stores, mass merchants, specialty retail stores and catalog companies. The Company's business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

The Company purchases its products from manufacturers throughout the world through its established international sourcing network, with the majority of manufacturers being located in South East Asia. With the Company's dependence on international sources, the failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries could expose the Company to liability to its customers or cause customers to cancel orders or demand reduced prices for late delivery.

The Company is not able to forecast with any certainty its sales for the remainder of the year due to the competitive retail environment and uncertain outlook for retail sales.

With the expiration of the quotas on December 31, 2004, it is anticipated that the quantity of previously restricted products shipped to the United States will greatly increase. A large increase in the volume may place undue burdens on international transportation systems, the United States' ports receiving the shipments and the United States Customs offices processing the entries. The United States government reserves the right to limit the quantities of individual categories of products imported if it is determined that there has been a disruption in the domestic markets resulting from the increased volumes being received in the United States. A coalition of United States textile and apparel industry trade groups has requested the United States' government to protect product categories including products which the Company purchases from manufactures in foreign markets. The government has yet to respond to the request.

The Company believes that the elimination of the quota (the right to import the products) will not reduce the Company's cost to purchase these products. A portion of the price currently paid for the quota is used by foreign governments to subsidize the manufacture of the products. The elimination of the quota may result in manufacturers requiring higher prices for their products. Further, each participant in the supply chain may view the expiration of the quotas as an opportunity to increase the prices they charge. At the same time, the Company's customers may seek reduced prices. As a result of the foregoing, the Company does not believe that it will benefit from the elimination of quotas.

The Company will continue to focus on its customers' needs in terms of quality, value and service. The Company will attempt to minimize its exposure from foreign manufacturing by placing its contracts for production as far in advance as reasonably possible and by scheduling delivery of products well in advance of the dates on which products are to be delivered to customers.

Disposal of Investment Company in 2003
--------------------------------------
On October 8, 2003, the Company disposed of its investment subsidiary, Hampshire Investments, Limited ("Hampshire Investments") after the Board of Directors (the "Board") determined that the Company should concentrate on the apparel business. A special committee of the Board, consisting of independent directors, was responsible for the disposal of Hampshire Investments because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers.

Certain assets of Hampshire Investments were sold to K Holdings, LLC, a company controlled by Mr. Kuttner, for a purchase price consisting of 250,000 shares of the Company's common stock. The Company then exchanged all of the outstanding shares of capital stock of Hampshire Investments with an investor group consisting of Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Secretary and Treasurer of the Company, for 450,000 shares of the Company's common stock. Mr. Clayton subsequently was appointed Chief Financial Officer of the Company.

The fair market value of the Company's common stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ as of the close of the market on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from the disposal of approximately $5,901,000, including the related income tax expense of $192,000. This loss, including disposal costs of $950,000, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the third quarter and the year ended December 31, 2003. Of the reported loss, approximately $5,560,000 was attributable to the disposition of the capital stock of Hampshire Investments. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax free spin-off and the Company is not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit was provided for this loss in the consolidated financial statements.

The disposal of Hampshire Investments has been accounted for as a discontinued operation and, accordingly, the financial information for all prior periods presented have been reclassified to report Hampshire Investments as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS

Nine Months Ended October 2, 2004 and September 27, 2003
--------------------------------------------------------
Net Sales
---------
Net sales for the nine months ended October 2, 2004 were $196,753,000, compared with $180,164,000 for the same period last year, an increase of $16,589,000. A significant amount of the Company's products are scheduled and delivered in the last week of each calendar month. The nine-month period for the current year included an additional week, as compared with the prior nine-month period, which is the primary reason for the increase in net sales in the current period. The Company shipped approximately 150,000 dozen more units, or 9.3%, during the nine months ended October 2, 2004 when compared with the same period last year. The average net sales price per unit declined 0.1% for the nine months ended October 2, 2004 compared with the same period last year.

Gross Profit
------------
Gross profit for the nine months ended October 2, 2004 was $49,351,000, compared with $44,442,000 for the same period last year. The increase resulted from the increased net sales during the current nine-month period. As a percentage of net sales, gross profit margin was 25.1% for the nine-month period of 2004, compared with 24.7% for the same period last year.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $40,441,000 for the nine months ended October 2, 2004, compared with $37,062,000 for the same period last year. The increase of $2,983,000 resulted primarily from the increase in expenses incurred because of the increased sales. As a percentage of net sales, SG&A expenses were 20.6% for the nine-month period of 2004, compared with 20.6% for the same period last year.

Interest Income
---------------
Interest income for the nine months ended October 2, 2004 was $634,000, compared with $623,000 for the same period last year. The increase resulted from higher average investments during the current nine-month period.

Interest Expense
----------------
Interest expense for the nine months ended October 2, 2004 was $496,000, compared with $645,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended October 2, 2004, offset in part by lower interest rates. Average borrowings during the nine months ended October 2, 2004 were $7,241,000, compared with $11,917,000 for the same period last year.

Income Taxes
------------
The Company's provision for income tax for the nine months ended October 2, 2004 was $3,675,000 compared with $2,825,000 for the same period last year. The effective income tax rate was 40.5% for the nine months ended October 2, 2004, compared with 37.9% for the same period last year. The effective income tax rate for the prior year approximates the Company's actual rate for the year ended December 31, 2003.

Income from Continuing Operations
---------------------------------
As a result of the foregoing, the Company had income from continuing operations for the nine months ended October 2, 2004 of $5,393,000, or $1.31 per diluted share, compared with $4,628,000, or $0.95 per diluted share for the same period last year.

Loss from Discontinued Operations
---------------------------------
The Company had a loss from discontinued operations for the nine months ended September 27, 2003 of $5,343,000, net of income taxes of $434,000, or loss of $1.10 per diluted share.

Net Income/Loss
---------------
As a result of the foregoing, the Company had net income for the nine months ended October 2, 2004 of $5,393,000, or $1.31 per diluted share, compared with a net loss of $715,000, or loss of $0.15 per diluted share for the same period last year.

Three Months Ended October 2, 2004 and September 27, 2003
---------------------------------------------------------
Net Sales
---------
Net sales for the three months ended October 2, 2004 were $116,104,000, compared with $97,036,000 for the same period last year, an increase of $19,068,000. A significant amount of the Company's products are scheduled and delivered in the last week of each calendar month. The three-month period for the current year included an additional week, which is the primary reason for the increase in net sales in the current period. The Company shipped approximately 164,000 dozen more units, or 19.9%, during the three months ended October 2, 2004 when compared with the same period last year. The average net sales price per unit declined 0.2% for the three months ended October 2, 2004, compared with the same period the prior year.

Gross Profit
------------
Gross profit for the three months ended October 2, 2004 was $29,333,000, compared with $24,368,000 for the same period last year. The increase resulted from increased sales during the current period. As a percentage of net sales, gross profit margin was 25.3% for the three-month period of 2004, compared with 25.1% for the same period last year.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $17,618,000 for the three months ended October 2, 2004, compared with $16,377,000 for the same period last year. The increase of $1,241,000 resulted primarily from the increase in expenses incurred because of increased sales. As a percentage of net sales, SG&A expenses were 15.2% for the three-month period of 2004, compared with 16.9% for the same period last year.

Interest Income
---------------
Interest income for the three months ended October 2, 2004 was $119,000, compared with $85,000 for the same period last year. The increase resulted from higher average investments during the current three-month period, offset in part by a lower rate of return on investments during the period ended October 2, 2004.

Interest Expense
----------------
Interest expense for the three months ended October 2, 2004 was $169,000, compared with $245,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended October 2, 2004, offset in part by lower interest rates. Average borrowings during the three months ended October 2, 2004 were $6,744,000, compared with $15,539,000 for the same period last year.

Income Taxes
------------
The Company's provision for income taxes for the three months ended October 2, 2004 was $4,725,000, compared with $2,977,000 for the same period last year. The effective income tax rate was 40.5% for the three months ended October 2, 2004, compared with 38.0% for the same period last year. The effective income tax rate for the prior year approximates the Company's actual rate for the year ended December 31, 2003.

Income from Continuing Operations
---------------------------------
As a result of the foregoing, the Company had income from continuing operations for the three months ended October 2, 2004 of $6,940,000, or $1.69 per diluted share, compared with income of $4,865,000, or $1.00 per diluted share, for the same period last year.

Loss from Discontinued Operations
---------------------------------
Loss from discontinued operations for the three months ended September 27, 2003 was $5,730,000, net of income taxes of $192,000, or a loss of $1.18 per diluted share.

Net Income/Loss
---------------
As a result of the foregoing, the Company had net income for the three months ended October 2, 2004 of $6,940,000, or $1.69 per diluted share, compared with a net loss of $865,000, or a loss of $0.18 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, which consists of funding the seasonal buildup in inventories and accounts receivable and servicing long-term debt. Long-term debt service principally consist of annual payments less than $2.0 million. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its revolving credit facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations, borrowings under revolving credit lines and long-term debt.

Net cash used in operating activities was $62,984,000 for the nine months ended October 2, 2004, as compared with net cash used in operating activities for continuing operations of $85,635,000 in the same period last year. Net cash used in operating activities during the nine months ended October 2, 2004 resulted primarily from an increase in inventory of $23,037,000 and an increase in accounts receivable of $60,028,000, offset by an increase in accounts payable, accrued expenses and other liabilities of $15,054,000. The increases in inventory, accounts receivable, and accounts payable, accrued expenses and other liabilities resulted from increased sales during the third quarter and additional scheduled shipments for the fourth quarter. The increase in inventory includes $8,623,000 of in-transit inventory shipped under letters of credit, for which the liability has been recorded in accounts payable.

Net cash used in operating activities of continuing operations for the nine months ended September 27, 2003 resulted primarily from the seasonal increase in accounts receivable of $44,245,000 and inventory of $40,077,000 and a decrease in accounts payable, accrued expenses and other liabilities of $6,716,000, which were less in the current period due to payment of 2002 income taxes and incentive bonuses that were substantially higher than those paid in the current period.

Net cash used in investing activities was $430,000 for the nine months ended October 2, 2004, as compared with net cash used in investing activities from continuing operations of $504,000 for the same period last year. During the periods ended October 2, 2004 and September 27, 2003, the Company used $451,000 and $692,000, respectively, for capital expenditures.

Net cash provided by financing activities of operations was $216,000 for the nine months ended October 2, 2004, as compared with net cash provided by financing activities from continuing operations of $21,155,000 for the same period last year. During the nine months ended October 2, 2004 and September 27, 2003, the Company repaid long-term debt of $981,000 and $978,000, respectively, and purchased 36,000 shares of its Common Stock for $1,045,000 and 54,519 shares of its Common Stock for $1,255,000, respectively. As of October 2, 2004 and September 27, 2003, the Company had borrowings under its credit facility of $1,700,000 and $22,679,000, respectively.

Net cash provided by discontinued operations for the period ended September 27, 2003 was $98,000. Net cash provided by the discontinued operations principally resulted from the sale of investments and the sale of real property offset in part by the purchase of an investment.

The Company maintains a Revolving Credit Agreement ("Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable; cash deposited in a pledged account; 50% of eligible inventory (subject to seasonal limits); 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, plus seasonal over advances in the periods of highest requirements.

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable; cash deposited in a pledged account; inventory and a pledge of the common stock of the subsidiaries. At October 2, 2004, there was $1.7 million outstanding in borrowings and $33.3 million outstanding under letters of credit, which includes approximately $8.6 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At October 2, 2004, the Company had availability under the Revolving Credit Facility for borrowing of approximately $65.0 million.

Both the Credit Facility and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at October 2, 2004.

Management believes that cash flow from operations, available borrowings under the credit facility and long-term borrowings will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

There have been no changes to the Company's significant accounting policies and estimates as set forth in the Annual Report on Form 1k0-K for the year ended December 31, 2003.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risks including reduction in the value of the dollar, changes in interest rates and increased costs for its products.

The long-term debt of the Company is at fixed interest rates, which was at market when the debt was issued, but was above market on October 2, 2004. The short-term debt of the Company is at variable rates based on the prime interest rate of the lending institutions or, at the option of the Company, a fixed rate based on LIBOR, for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures
----------------------------------
As of October 2, 2004 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchanged Act"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Exchange Act for the period indicated.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There have not been any changes in the Company's internal control over financial reporting during the nine months ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. Management of the Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.


Item 6 - Exhibits

Exhibit No.                           Description
----------------- -------------------------------------------------------------

      31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HAMPSHIRE GROUP, LIMITED
                                     (Registrant)


                                    /s/ Ludwig Kuttner
Date:   November 5, 2004
      --------------------          -------------------------------------
                                    Ludwig Kuttner
                                    Chairman of the Board of Directors
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Charles W. Clayton
Date:   November 5, 2004
      --------------------          --------------------------------------
                                    Charles W. Clayton
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                    /s/ Roger B. Clark
Date:   November 5, 2004
      --------------------          --------------------------------------
                                    Roger B. Clark
                                    Vice President Finance
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit No.                          Description
--------------   -------------------------------------------------------------

      31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.