Form 10-K
period 2004-12-31
HAMPSHIRE GROUP LTD
filed 2005-03-31
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. For the fiscal year ended December 31, 2004.
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. For the transition period from ________ to_________.

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates on July 3, 2004, the last business day of the second fiscal quarter, based on the NASDAQ closing price of $28.95 was approximately $67,580,000. Shares of Common Stock held, directly or indirectly, by each director and executive officer of the Company have been excluded in that such persons are deemed to be affiliates.

As of March 18, 2005, the Registrant had outstanding 4,109,629 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               2004 ANNUAL REPORT
                                Table of Contents
                                                                          Page
Part I                                                                    ----
  Item 1.   Business                                                        3
  Item 2.   Properties                                                      7
  Item 3.   Legal Proceedings                                               8
  Item 4.   Submission of Matters to a Vote of Security Holders             8

Part II
  Item 5.   Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities             8
  Item 6.   Selected Financial Data                                         9
  Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     20
  Item 8.   Financial Statements and Supplementary Data                    20
  Item 9.   Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                          20
  Item 9A.  Controls and Procedures                                        20
  Item 9B.  Other Information                                              21

Part III
  Item 10.  Directors and Executive Officers of the Registrant             22
  Item 11.  Executive Compensation                                         22
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                               22
  Item 13.  Certain Relationships and Related Transactions                 22
  Item 14.  Principal Accountant Fees and Services                         22

Part IV
  Item 15.  Exhibits, Financial Statement Schedules                        23

Signature Page                                                             25

Certifications                                                             26

Independent Auditors' Report                                              F-2

Consolidated Financial Statements                                         F-3

Notes to Consolidated Financial Statements                                F-7

Quarterly Financial Data                                                 F-21

Financial Statement Schedule                                             F-22

                                     PART I

ITEM 1 - BUSINESS

General
-------
Hampshire Group, Limited ("Hampshire Group" or the "Company"), a Delaware corporation, is a holding company that markets apparel through two wholly-owned subsidiaries, Hampshire Designers, Inc. ("Hampshire Designers") and Item-Eyes, Inc. ("Item-Eyes").

The Company believes that Hampshire Designers is the largest designer and marketer of sweaters in North America. Through a predecessor firm, Hampshire Designers has been engaged in the design and marketing of sweaters since 1956. Item-Eyes is a leading designer and marketer of related separates and has been engaged in the apparel business since 1979. The products of Hampshire Designers and Item-Eyes, both branded and private label, are marketed across multiple channels of distribution including national and regional department stores, mass market and specialty store chains throughout the United States.

Both Hampshire Designers and Item-Eyes source the manufacture of their products through quality manufacturers internationally. Keynote Services, Limited, a Hong Kong based subsidiary, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.

In 2003, the Company disposed of its investment subsidiary, Hampshire Investments, Limited ("HIL"). The transaction was conducted, on behalf of the Company, by a special committee of the Board, consisting solely of independent directors, because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers of HIL. (See Item 7 for "Disposal of Investment Company".)

Strengths and Strategy
----------------------
The Company's primary strength is its ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. The Company has developed international sourcing abilities to broaden its product lines and to deliver quality merchandise at a competitive price to its markets primarily in the United States.

The process for the design and development of the Company's products depends on whether the product is branded or private-label. For branded business, the products are designed by the Company's experienced design team, incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with manufacturers, resulting in a high-quality product to meet specified price points. For private-label business, the Company's design team collaborates with the retailers, under whose brands the products will be marketed, in the designs of the products.

-------------------------------------------------------------------------------
          Cautionary Disclosure Regarding Forward-Looking Statements

When used in this document in general and in the Outlook Section of Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect the Company's business in this report, as well as the other filings of the Company under the Securities Exchange Act of 1934.

The quality of the Company's garments is assured in a variety of ways. Each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance program. In some instances, multi-staged inspection processes, including direct field audits, are performed by Company personnel, and from time to time by customers' quality control personnel. In international sourcing, the Company utilizes its own personnel, as well as factory personnel, independent inspection agencies and independent test labs to assure that the products meet the high quality standards required by our customers.

The Company's domestic distribution facilities, using the Company's Quick Response program and an Electronic Data Interchange ("EDI") system, are linked electronically to the majority of the Company's customers. All distribution is coordinated through domestic facilities, primarily through public warehouses strategically located in California. By providing just-in-time delivery of merchandise through its distribution facilities in the United States and through sophisticated order fulfillment techniques, the Company provides an important service to its customers.

The Company's long-term strategy of building a more diversified apparel company was initiated with the acquisition of Item-Eyes. With a broad line of women's woven and knit related separates, Item-Eyes expanded the Company's product lines, moved the Company into new market areas with its customers, and increased the Company's global sourcing capabilities through inclusion of manufacturing sources in Central America. One of the challenges of the Company today is to expand its product lines to move into markets above and below its principal moderate-price sector.

Organization
------------
The Company is an apparel company whose principal products are women's and men's branded and private-label sweaters and women's woven and knit related separates. The Company sells its products into the moderate-price sector of most major department stores and mass merchants in the United States and sells to many specialty retail store chains and catalog companies.

Product Lines
-------------
The Company has significantly expanded its product lines. A decade ago, the Company's product line primarily consisted of women's full-fashion, Luxelon(R) (acrylic yarn) sweaters marketed under the Designers Originals(R) label. Although Designers Originals sweaters remain an important product line, the expanded product line permits the Company to supply many more departments of its customers. Through the acquisition of Segue Limited, the Company added a business-casual line for women under the Designers Originals Studio(R) line and through the acquisition of Item-Eyes, added a broad line of woven and knit related separates, including classic-woven apparel.

Hampshire Brands, a division of Hampshire Designers, markets branded sportswear to major department stores and national chains across America. Such prestigious brand names as Geoffrey Beene(R) and Dockers(R) are licensed for men's sweaters. The Levi Brand(R) is licensed for both men's and women's sweaters. Nick Danger(R) and Spring + Mercer(R), brands owned by the Company, feature multi-product sportswear offerings, sold to the department store segment of retail. The emphasis with each of the brands is on compelling products that feature high quality and great value. These brands cover the entire range of men's department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments of our customers.

Both the Company's sales force and independent sales representatives sell the Company's product lines. Senior management participates in the presentations to the larger accounts.

Products
--------
Products under the Designers Originals label include traditional, classically designed sweaters for women. The full-fashioned sweaters are produced from fine-gauge, Luxelon (acrylic yarn) which has a cashmere feel and look. The Designers Originals label also includes a line of full-fashion, fine-gauge cotton sweaters and a variety of novelty sweaters.

Under the Designers Originals Studio label, the Company sells a dressy casual and casual sweater line. This line complements the Designers Originals career line and offers today's woman a relaxed dressing alternative to fit casual lifestyle needs. The Company also sells seasonal theme sweaters and knits under this label.

The Hampshire Brands division, through licensed and internally developed brands, addresses the entire range of lifestyle and market tier customers in the men's and young men's area. Sweater licenses include Geoffrey Beene and Dockers in the men's area and Levi's for young men and juniors. The Company brands, Nick Danger, Spring + Mercer and Mercer Street Studio, have been developed as the foundation for in-house brands. Broader ranges of products are offered under these brands including sweaters, knits, wovens and accessories.

Related sportswear, including jackets, pants, skirts, sweaters and "soft dressing", is sold by Item-Eyes under its Requirements(R), R.Q.T by
Requirements(R)   and  Nouveaux(R)   labels  and  under  the  private labels  of
customers.

With its established international sourcing relationships, the Company has the ability to respond expediently to market demands for changing fashion trends.

Customers
---------
The Company has long-term relationships with many of its approximately 250 customers. The Company sells its products principally into the moderate-price sector of most major department stores and mass merchants in the United States and also to many specialty retail store chains and catalog companies. Over the past few years, the number of customers of the Company has decreased due to the consolidation of the retail industry; however, management does not believe that the number of retail stores selling the Company's products has decreased. The Company continues to seek new international markets for its products.

Competition
-----------
The moderate-priced apparel market remains highly competitive. Competition is primarily based on product design, price, quality and service. While the Company faces competition from manufacturers and distributors located in the United States, its primary competition comes from manufacturers located in Southeast Asia. The Company also competes for private label programs with the internal sourcing departments of many of its customers.

The ability of the Company to compete is enhanced by its in-house design abilities and its broad international sourcing relationships. The Company's strong financial position, including significant liquid assets and low debt, further enhances its ability to compete.

Seasonality
-----------
Although the Company sells apparel throughout the year, its business is highly seasonal with more than 70% of annual sales for fiscal 2004 occurring during the third and fourth quarters.

Effects of Changing Prices
--------------------------
The Company is subject to the effects of changing prices but has generally been able to maintain its gross margin by passing along a portion of its cost increases to its customers in the prices for its products.

Backlog
-------
The sales order backlog for the Company as of March 2, 2005 was approximately $179 million, compared to approximately $113 million as of March 1, 2004. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year.

Trademarks and Licenses
-----------------------
The Company considers its own trademarks to have significant value in the marketing of its products. In addition, the Company has entered into licensing agreements to manufacture and market sweaters under certain trademarks for which it pays royalties based on the volume of sales. The licensing agreements are normally for a three-year term, generally with an option for the Company to renew for an additional three-year term.

Electronic Information Systems
------------------------------
In order to schedule production, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, the Company has developed a number of integrated electronic information systems applications. Approximately 87% of all orders of the Company for 2004 were received electronically. The customers' computer systems based on sales and managed inventory levels generates these orders. The Company electronically sends advance shipment notices and invoices to customers, which results in the timely updating of the customers' inventory systems.

Credit and Collection
---------------------
The Company manages its credit and collection functions by approving and monitoring the credit lines of its customers. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The majority of high-risk accounts are factored with financial institutions or the Company purchases credit insurance for these accounts. The Company believes that its review procedures and its credit and collection staff has been a significant factor in minimizing bad debt losses.

Customers
---------
For each of the last three years, more than 96% of the Company's sales were to customers located in the United States. Sales outside of the United States were to customers in Mexico and Canada. The Company had sales to three major customers during 2004, which represented 18%, 9% and 9% of total annual sales. These same three customers represented 15%, 14%, and 10% of total sales during 2003; and 14%, 11% and 11% of total sales during 2002. The Company's five largest customers accounted for approximately 50% of consolidated sales in 2004, compared with 52% and 49% in 2003 and 2002, respectively.

Employees
---------
As of March 4, 2005, the Company had approximately 266 employees. The Company and its employees are not parties to any collective bargaining agreements except for 19 hourly employees of Item-Eyes, Inc., who are represented by UNITE Labor Union under an agreement expiring in September 2007. The Company believes its relationship with its employees is good.

Governmental Regulation and Trade Agreements
--------------------------------------------
The apparel industry and the Company's business are subject to a wide variety of international trade agreements as well as federal, state and local regulations. The Company believes it operates in compliance in all material respects with these agreements and regulations.

International trade agreements in particular can have a significant impact on the apparel industry and the Company. These agreements generally provide for tariffs, which impose a duty charge on the product being imported, and quotas, which limit the amount of the product that may be imported from specific countries, both of which increase the cost of importing a product.

Primary among the many multilateral and bilateral trade agreements existing between the United States and certain foreign countries is the World Trade Organization (WTO), which was established in 1995 as the governing body for international trade between the 140 originating member countries, including the United States. As part of that agreement, international textile and apparel quotas which were then in existence were phased out over ten years. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. However, as part of the WTO agreements, and part of China's entry into the WTO, the United States government has reserved the right to limit the quantities of individual categories of products imported if it determined that increased imports of such products were causing or threatening injury to products produced in the United States.

A coalition of United States textile industry trade groups has petitioned the United States government to establish quotas on certain products, including products that the Company purchases from manufacturers in foreign markets. That petition is now being litigated. The Company does not believe that such quotas would cause a shortage of those products because of the large number of foreign suppliers in many different countries who would be unaffected by such action, although the cost of the goods could be increased.

In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation. Most important are the North American Free Trade Agreement (NAFTA) signed in 1993, which has eliminated all apparel tariffs and quotas between Canada, Mexico and the United States, and legislation granting similar trade benefits to 23 Caribbean countries. Further, the African Growth and Opportunity Act (AGOA) of 2000, gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products imported into the United States. The Company imports products from manufacturers in Vietnam, which are subject to quotas since Vietnam is not a member of the WTO.

ITEM 2 - PROPERTIES

The Company leases all of its administrative offices, operations center and its sales offices and showrooms. The Company believes that all of its properties are well maintained and are generally suitable for their intended use. The Company's principal properties are described in the table below.

                                                          Square     Lease
                   Properties                            Footage  Expiration(1)
-------------------------------------------------------------------------------
Hampshire Designers
  Sales Office and Showroom - Designers Originals and
    Hampshire Brands - New York, NY                        24,000    08/31/11
  Sales Offices and Showroom - Nick Danger - New York, NY   6,500    04/30/10
  Administrative Offices - Anderson, SC                    10,500    06/30/06
  Sourcing Office - Kowloon, Hong Kong                      2,000    12/14/06
  Sourcing & Quality Control Office - Dong Guan, China      1,400    11/30/06

Item-Eyes
  Sales Office and Showroom - New York, NY                  6,000    06/30/07
  Operations Center - New York, NY                         22,000    06/30/08
  Administrative Offices - Hauppauge, NY                    6,000    05/31/05

  (1) Assuming the exercise of all Company options to renew.
-------------------------------------------------------------------------------

ITEM 3 - LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which the Company is a party will have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Stockholders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is listed on the NASDAQ Stock Market and trades under the symbol "HAMP". As of March 4, 2005, the Company had 34 Stockholders of Record, but the Company believes there are in excess of 1,000 beneficial owners of its Common Stock.

The following table sets forth the low and high sales prices of shares of Common Stock of the Company for each of the quarters of 2003 and 2004 as reported by the NASDAQ Stock Market.

                              Fiscal 2003       Fiscal 2004
                            --------------     --------------
                              Low    High        Low    High
                              ---    ----        ---    ----
First Quarter               $19.58  $23.00     $29.21  $32.50
Second Quarter               20.67   31.09      27.85   32.00
Third Quarter                28.02   33.80      27.77   31.09
Fourth Quarter               29.52   35.50      30.00   32.89

The Company has not declared or paid any dividends with respect to its Common Stock. The determination to pay dividends will be made by the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Company's Senior Notes and Revolving Credit Facility contain restrictive covenants placing limitations on "restricted payments", which includes payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 hereof.

The following table sets forth the registrant's purchases of equity securities during the fourth quarter of 2004.

                      ISSUER PURCHASES OF EQUITY SECURITIES
                          COMMON STOCK, $0.10 PAR VALUE
                      -------------------------------------
                                                     Total Number of
                                                     Shares Purchased  Maximum Number of
                         Total Number    Average        as Part of      Shares that may
      Period              of Shares     Price Paid       Publicly         be Purchased
                          Purchased      per Share   Announced Plans   Under such Plans
----------------------- -------------- ------------ ----------------- -------------------
Month 10
Oct. 3 - Oct. 30, 2004        -              -              -                  -
----------------------- -------------- ------------ ----------------- -------------------
Month 11
Oct. 31 - Nov. 27, 2004     2,625         $30.00          2,625                -
----------------------- -------------- ------------ ----------------- -------------------
Month 12
Nov. 28 - Dec. 31, 2004     1,100          30.00          1,100              20,275
----------------------- -------------- ------------ ----------------- -------------------
    Total                   3,725         $30.00          3,725              20,275
----------------------- -------------- ------------ ----------------- -------------------

Footnote - On February 4, 1998, the Board of Directors approved the repurchase of 100,000 shares of the Company's Common Stock in the open market, of which 20,275 shares remain to be purchased as of December 31, 2004. Such plan was announced on March 4, 1998 and does not have a termination date.

The following table provides information as of December 31, 2004, with respect to shares of the Company's Common Stock that may be issued under equity compensation plans.

                               EQUITY COMPENSATION PLAN INFORMATION
                               ------------------------------------
                                                                         Number of securities
                              Number of securities    Weighted-average  remaining available for
                               to be issued upon     exercise price of   future issuance under
                                   exercise of         outstanding       equity compensation
     Plan Category            outstanding options,   options, warrants    plans (excluding
                               warrants and rights      and rights      securities in column a))
---------------------------------------------------------------------------------------------
                                     (a)                  (b)                 (c)
---------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders        56,656                $12.13              460,975
---------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders         None                  N/A                  None
---------------------------------------------------------------------------------------------
Total                               56,656                $12.13              460,975
---------------------------------------------------------------------------------------------

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the related notes incorporated in this Annual Report on Form 10-K. The selected consolidated financial data under the captions "Income Statement Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from our audited consolidated financial statements. The financial information previously presented for the years 2000 through 2003 has been restated to present Hampshire Investments, Limited as a discontinued operation. Our historical results are not necessarily indicative of results to be expected in any future period.

            SELECTED CONSOLIDATED FINANCIAL DATA
            (in thousands, except per share data)
            Year Ended December 31,                   2004      2003      2002      2001     2000(2)
            ----------------------------------------------------------------------------------------
INCOME      Net sales                               $301,999  $292,651  $293,268  $261,361  $195,372
STATEMENT   Cost of goods sold                       221,453   218,454   210,336   192,546   155,721
DATA (1)                                           -------------------------------------------------
            Gross profit                              80,546    74,197    82,932    68,815    39,651
            Selling, general and administrative
              expenses                                57,405    54,903    51,816    45,482    29,542
            Loss (gain) on sale of plant
              and equipment (3)                          -         -         -       2,618    (2,308)
                                                  --------------------------------------------------
            Income from operations                    23,141    19,294    31,116    20,715    12,417
            Other income (expense):
              Interest expense                          (645)     (909)   (1,359)   (2,563)   (2,687)
              Interest income                            726       683       420       514     1,201
              Other                                        3       155      (271)     (133)     (205)
                                                  --------------------------------------------------
            Income from continuing operations
              before provision for income taxes       23,225    19,223    29,906    18,533    10,726
            Income tax provision - net                 9,500     7,800    11,861     6,930     2,127
                                                  --------------------------------------------------
            Income from continuing operations (4)   $ 13,725  $ 11,423  $ 18,045  $ 11,603  $  8,599
                                                  ==================================================
            Income per share from       Basic          $3.37     $2.50     $3.83     $2.49     $2.02
              continuing operations:              ==================================================
                                        Diluted        $3.33     $2.43     $3.73     $2.48     $1.98
                                                  ==================================================
            Weighted average number     Basic          4,074     4,573     4,711     4,661     4,265
              of shares outstanding:              ==================================================
                                        Diluted        4,126     4,696     4,834     4,674     4,341
                                                  ==================================================
            ----------------------------------------------------------------------------------------
            December 31,                               2004      2003      2002      2001     2000
            ----------------------------------------------------------------------------------------
BALANCE     Cash and short term investments         $ 80,654  $ 63,292  $ 66,893  $ 28,151  $  9,902
SHEET       Working capital                          100,774    85,827    82,626    70,713    60,456
DATA (1)    Total assets                            $141,975  $133,106  $130,051  $109,128  $102,465
                                                  ==================================================
            Long-term liabilities                   $  6,690   $ 8,307  $ 10,158  $ 13,797  $ 18,763
            Total debt and deferred
              compensation (5)                         8,591    10,239    12,088    18,167    21,236
            Stockholders' equity                     104,892    90,422   108,455    91,153    79,715
                                                  --------------------------------------------------
            Book value per share                      $25.58    $22.23    $22.97    $19.42    $17.16
                                                  ==================================================

(1)  The financial   information  previously  presented for  the years  2000  through  2002 has  been
     restated   to  present  Hampshire   Investments,  Limited  as a  discontinued   operation in all
     periods.   Accordingly,  the Income  Statement Data represents  only  continuing  operations and assets and  liabilities of the  discontinued  operations  and have been  excluded  for the years
     2000 through  2002 in the  Balance  Sheet  Data.
(2)  Includes the results of operations of Item-Eyes, Inc. from August 20, 2000, the  date of acquisi-
     tion.
(3)  Gains  and  losses on sale of plant and equipment included herein are related to the sale of the
     Company's manufacturing  operations.  Gains  and losses on  sales of plant and  equipment in the normal course of business are included in selling, general and administrative expenses.
(4)  Fiscal years 2001 and  2000  include   goodwill  amortization,  net of income taxes, of $543,000
     and $546,000.  Effective  January 1,  2002, the  Company is  no  longer   permitted  to amortize
     goodwill  as result of adoption of SFAS No.142. (See Note 1 to the Consolidated Financial State-
     ments.)
(5)  Includes  long-term  debt, current   portion  thereof,   borrowing under the credit facility and
     deferred compensation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW
------------------
The Company is engaged exclusively in the apparel business which is conducted through two wholly owned subsidiaries - Hampshire Designers, which primarily designs and sells women's and men's sweaters, and Item-Eyes, which designs and sells a broad line of women's woven and knit related separates. The Company sells to approximately 250 retail customers, primarily in the United States. The Company is a major supplier to the moderate-price sector of most major department stores and mass merchants. The Company also sells many specialty retail store chains and catalog companies. Five major customers, Belk's Department Stores, Federated Department Stores, JC Penney Company, Kohl's Department Stores and May Department Stores, accounted for approximately 50% of the Company's sales for the year ended December 31, 2004.

Women's sweaters are marketed under the Company's labels, Designers Originals(R) and Designers Originals Studio(R) and private labels of its customers. The Company historically produced and marketed a classic-styled sweater; however, demand has shifted over the past several years with the majority of growth occurring in fashion design and embellished sweaters and tops that can only be sourced internationally due to the extensive hand labor required to manufacture such garments. Sales of women's sweaters, including sweaters marketed by Item-Eyes, accounted for approximately 54% of the Company's net sales in 2004.

Men's sweaters accounted for approximately 20% of net sales of the Company in 2004. During 2004, market demand for men's sweaters was relatively flat; however, the Company's bookings experienced a significant shift in volume from private label to its branded offerings, resulting in an increase in market share of all of its brands. Management believes the introduction of multiple men's products in the owned branded offerings will provide an opportunity for increased market share in 2005.

Item-Eyes produces women's products. In 2003, the trend in product mix for Item-Eyes shifted with a decrease in the demand for jackets, which was offset by an approximately equal increase in the sale of sweaters. Sales of jackets by Item-Eyes during 2003 decreased to less than 6% of annual sales while sweaters increased to approximately 26% of annual sales. During 2004, the demand for jackets accelerated and sales of jackets approximated 31% of annual net sales while the sweater category also increased to 31%.

The Company outsources the manufacture of its products, principally due to lower labor costs. The products sold by the Company are purchased from manufacturers throughout the world through its established international sourcing network, with the majority of manufacturers being located in Southeast Asia. With the Company's dependence on international sources, the failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments including clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries could expose the Company to liability to its customers resulting in customers either canceling the orders or demanding reduced prices for late delivery.

The Company believes its greatest risk is the uncertainty arising from the elimination on January 1, 2005 of quotas on imported products established by the World Trade Organization (see discussion under "Governmental Regulation and Trade Agreements" above) and the impact that this change will have on international trade, particularly the apparel industry. The uncertainty includes any action that may be taken by the United States government in the event that the increased quantity of imported apparel is determined to be a market disruption in the United States. The Company placed orders with delivery dates early in the year 2005 to minimize any disruption in supply of its products.

The results in 2004 were affected by the highly competitive conditions in the retail apparel market. In the women's sweater business, sales decreased, while margins were flat, compared to the prior year. The Company expects pressure on margins to continue throughout 2005. Sales of men's products were relatively flat, but margins increased due to stronger sell-through in the retail market which resulted in reduced markdown allowances.

DISPOSAL OF INVESTMENT COMPANY

On October 8, 2003, the Company disposed of its investment subsidiary, Hampshire Investments, Limited ("HIL"), after the Board of Directors (the "Board") determined that the Company should concentrate on the apparel business. A special committee of the Board, consisting of the independent directors, was responsible for the disposal of HIL because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers. HIL made investments both domestically and internationally, principally in real property.

Certain assets of HIL, including a commercial building in Charlottesville, Virginia, were sold by HIL to K Holdings, LLC, controlled by Mr. Kuttner, for a purchase price consisting of 250,000 shares of the Company's common stock. The 250,000 shares of the Company's common stock received by HIL in the exchange of the assets set forth above were exchanged on October 8, 2003 for $4.8 million cash and a real estate investment valued at $650,000, respectively, with the remaining approximately $3.1 million being used to reduce the debt of HIL to the Company. This transaction was a condition of the purchase agreement to fund the obligations of approximately $4.8 million committed to by HIL as of the purchase date. The Company then exchanged all of the outstanding shares of capital stock of HIL with an investor group including Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Chief Financial Officer of the Company, for 450,000 shares of the Company's common stock.

The fair market value of the Company's common stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by NASDAQ as of the close of the market on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from the disposal of approximately $6,433,000, including the related income tax expense of $192,000. This loss, including disposal costs, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the third quarter and the year ended December 31, 2003. Of the reported loss, approximately $5,560,000 is attributable to the disposition of the capital stock of Hampshire Investments, Limited, the Company's investment subsidiary. Pursuant to Internal Revenue Code
Section 355, the transaction is characterized as a tax-free spin off and the Company is not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own Common Stock. Therefore, no income tax benefit has been provided for this loss in the consolidated financial statements.

The financial statements of the Company for prior reporting periods have been restated to account for HIL as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS

2004 Compared To 2003
---------------------
Net Sales
---------
Net sales for the year ended December 31, 2004 were $301,999,000, compared to $292,651,000 for 2003, an increase of $9,348,000 or 3.2%. The increase was primarily due to an increase in sales by the women's related separates business, offset in part by a decline in the sales of women's sweaters. Units shipped for the year ended December 31, 2004 exceeded units shipped during the same period the prior year by approximately 53,000 dozen or 2.1%. The average sales price per unit increased 1.0% primarily due to favorable sell-through of most product lines in the retail market.

Gross Profit
------------
Gross profit for the year ended December 31, 2004 was $80,546,000, compared to $74,197,000 for 2003, an increase of $6,349,000, or 8.6%. As a percentage of net sales, gross profit margin was 26.7% for 2004, compared to 25.4% for 2003. The increase in gross profit is primarily attributable to an increase in unit volume of products sold, reduced costs associated with sourcing, and favorable sell-through of most product lines in the retail market which resulted in reduced markdown allowances.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company for the year ended December 31, 2004, were $57,405,000 compared to $54,903,000 for 2003, an increase of $2,502,000, or 4.6%. As a percentage of net sales, SG&A expenses were 19.0% for 2004, compared to 18.8% for 2003. The higher SG&A expenses resulted primarily from expenses related to the increased sales volume. Both years included approximately $1,100,000 of non-recurring costs associated with employment agreement settlements. During 2003, the Company successfully defended a lawsuit brought by a former supplier and recorded a reduction of $450,000 in a reserve for the claim resulting in a corresponding reduction of SG&A expenses.

Interest Expense
----------------
Interest expense for the year ended December 31, 2004 was $645,000, compared to $909,000 for 2003, a decrease of $264,000 or 29.0%. The decrease was primarily attributable to lower average borrowings during the year ended December 31, 2004. Average borrowings during the year ended December 31, 2004, including long-term debt, were $7,073,000, compared to $13,038,000 for 2003.

Interest Income
---------------
Interest income for the year ended December 31, 2004 was $726,000, compared to $683,000 for the 2003, an increase of $43,000. The increase resulted from higher average invested cash and short-term investment balances during the year 2004.

Income Tax on Continuing Operations
-----------------------------------
The income tax provision associated with continuing operations for the year ended December 31, 2004 was $9,500,000, compared to $7,800,000 for 2003, an increase of $1,700,000. The effective income tax rate was 40.9% for the year ended December 31, 2004, compared to 40.6% for 2003.

Income from Continuing Operations
---------------------------------
As a result of the foregoing, net income from continuing operations for the year ended December 31, 2004 was $13,725,000, or $3.33 per share on a diluted basis, as compared to $11,423,000, or $2.43 per diluted share for 2003.

Income (Loss) from Discontinued Operations
------------------------------------------
Income from discontinued operations for the year ended December 31, 2003 was $637,000, net of a provision for income tax of $408,000. The net loss from the disposal of $6,433,000, net of income taxes of $192,000, resulted from the charge to reduce the assets of the investment segment to their fair market value, plus disposal expenses of approximately $950,000. Loss from discontinued operations for the year ended December 31, 2003, including the loss on disposal, was $1.23 per diluted share.

Net Income
----------
Net income of the Company for the year ended December 31, 2004 was $13,725,000, or $3.33 per share on a diluted basis, as compared to $5,627,000, or $1.20 per diluted share for 2003.

2003 Compared To 2002
---------------------
Net Sales
---------
Net sales for the year ended December 31, 2003 were $292,651,000, compared to $293,268,000 for 2002, a decrease of $617,000. Units shipped for the year ended December 31, 2003 exceeded units shipped during the same period of the prior year by approximately 101,000 dozen, or 4.2%. The increase was due to an increase in sales of women's sweaters, offset in part by a reduction in sales of men's sweaters. The average sales price per unit declined 4.2% primarily due to a shift in product mix and higher allowances granted to customers.

Gross Profit
------------
Gross profit for the year ended December 31, 2003 was $74,197,000, compared to $82,932,000 for 2002, a decrease of $8,735,000. As a percentage of net sales, gross profit margin was 25.4% for 2003, compared to 28.3% for 2002. The decrease in gross profit margins primarily resulted from increased markdown allowances granted to customers in a highly competitive retail market.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company for the year ended December 31, 2003, were $54,903,000 compared to $51,816,000 for 2002, an increase of $3,087,000. As a percentage of net sales, SG&A expenses were 18.8% for 2003, compared to 17.7% for 2002. The increase primarily resulted from additional expenses caused by the increased unit volume for the year ended December 31, 2003, costs related to the development of two new product lines launched in the fall of 2003, and non-recurring cost of approximately $700,000 associated with resolving a vendor royalty audit and approximately $1,100,000 associated with an employment agreement settlement. During 2002 and 2003, the Company successfully defended a lawsuit brought by a former supplier and recorded $450,000 in 2003 and $550,000 in 2002 as both a reduction of the reserve for the claim and a reduction of SG&A expenses in each year.

Interest Expense
----------------
Interest expense for the year ended December 31, 2003 was $909,000, compared to $1,359,000 for 2002, a decrease of $450,000 or 33.1%. The decrease primarily resulted from lower average borrowings and lower interest rates on borrowings under the credit facility during the year ended December 31, 2003. Average borrowings during the year ended December 31, 2003 were $13,038,000, compared to $19,011,000 for 2002.

Interest Income
---------------
Interest income for the year ended December 31, 2003 was $683,000, compared to $420,000 for the 2002, an increase of $263,000. The increase primarily resulted from higher average invested cash and short-term investment balances during the year ended December 31, 2003.

Income Tax on Continuing Operations
-----------------------------------
The income tax provision for the year ended December 31, 2003 was $7,800,000, compared to $11,861,000 for 2002, a decrease of $4,061,000. The effective income tax rate was 40.6% for the year ended December 31, 2003, compared to 39.7% for 2002. In 2002, the Company benefited from a charitable contribution.

Income from Continuing Operations
---------------------------------
As a result of the foregoing, net income from continuing operations for the year 2003 was $11,423,000, or $2.43 per share on a diluted basis, as compared to $18,045,000, or $3.73 per share for 2002.

Income (Loss) from Discontinued Operations
------------------------------------------
Income from discontinued operations for the year ended December 31, 2003 was $637,000, net of a provision for income tax of $408,000, compared to a loss of $997,000, net of a benefit for income tax of $1,761,000, for the preceding year. The 2002 results of the Company's investment subsidiary included an impairment charge on real property in the amount of $3,140,000 less an income tax benefit of $1,761,000.

The net loss from the disposal of $6,433,000, net of income taxes of $192,000, resulted from the charge to reduce the assets of the investment segment to their fair market value, plus disposal expenses of approximately $950,000. The disposal of the investment segment was consummated on October 8, 2003. Loss from discontinued operations for the year ended December 31, 2003, including the loss on disposal, was $1.23 per share on a diluted basis, as compared with a loss of $0.20 per share for 2002.

Net Income
----------
Net income of the Company for the year ended December 31, 2003 was $5,627,000, or $1.20 per share on a diluted basis, as compared to $17,048,000, or $3.53 per share for 2002.

INFLATION

The Company believes that inflation has not had a material effect on its costs or net revenues during the past three years.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable, funding markdown allowances and servicing long-term debt. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its revolving credit facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under the revolving credit facility and long-term debt.

The  Company  maintains a  Revolving  Credit  Facility  (the  "Revolving  Credit
Facility") with six participating commercial banks. The Revolving Credit Facility, which matures on April 30, 2007, provides for up to $100,000,000 in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100,000,000 less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory of the Company's operating subsidiaries (defined as Hampshire Designers and Item-Eyes), and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility, plus seasonal over advances in the periods of highest borrowing.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate minus 0.25%, or at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the credit facility.

The loan is collateralized, pari passu with the Company's outstanding Senior Notes, principally by the trade accounts receivable and inventories of the Company's subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2004, availability for borrowing was approximately $18,500,000 under the Revolving Credit Facility.

Both the Revolving Credit Facility and the Senior Notes contain covenants that require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2004.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. The Revolving Credit Facility and the Senior Notes restrict payments by the Company of cash dividends to stockholders and the repurchase of Company Common Stock. The Senior Notes also require that during any 12-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions at December 31, 2004.

As of December 31, 2004 and 2003, the Company had no outstanding borrowings under its revolving credit facility. The maximum amount of advances outstanding during 2004 under the revolving credit facility was $4,795,000 and the average balance outstanding during the year was approximately $85,000. Outstanding letters of credit under the credit facility totaled approximately $33,000,000 at December 31, 2004. The highest balance of letters of credit outstanding under the credit facility during the year ended December 31, 2004 was approximately $72,000,000 with an average balance outstanding for the year of $42,600,000.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2004, these open purchase orders amounted to approximately $50,000,000 of which approximately $30,600,000 were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit are scheduled to be received during the first six months of 2005, at which time these commitments will be fulfilled.

The Company had Senior Notes outstanding with a balance at December 31, 2004 of $5,625,000 with two insurance companies. The Senior Notes are payable in semi-annual installments of $975,000, plus interest at 8% per annum and are collateralized, pari passu with the Company's Revolving Credit Facility, by the accounts receivable and inventory of the Company.

Future contractual obligations related to long-term debt and non-cancelable operating leases at December 31, 2004 were as follows:

                     Total   2005    2006    2007   2008   2009  Thereafter
                   --------------------------------------------------------
Long term debt     $ 5,651  $1,901  $1,875  $1,875    -      -       -
Operating leases     5,761   1,424   1,256     996  $703   $533    $849
                   --------------------------------------------------------
Total              $11,412  $3,325  $3,131  $2,871  $703   $533    $849
                   ========================================================

The Company has deferred compensation agreements with certain key executives as more fully discussed in Note 10 of the Consolidated Financial Statements enclosed herewith. A liability of $2,940,000 is recorded on the December 31, 2004, consolidated balance sheet as long-term since payments do not commence until 2007 and are scheduled to be paid in incremental amounts over a number of years.

At December 31, 2004, the Company had cash and cash equivalents totaling $31,214,000. Additionally, at December 31, 2004, the Company had $49,440,000 investment in AAA rated auction bonds, which normally have 35-day liquidity. The classification of the short-term investments is "available for sale".

Net cash provided by operating activities of continuing operations was $20,011,000 for the year ended December 31, 2004, as compared to net cash provided by operating activities of $5,420,000 in the same period of the prior year. Net cash provided by operating activities of continuing operations during the year ended December 31, 2004 resulted primarily from income from continuing operations of $13,725,000 and a decrease in inventory of $11,656,000, offset by an increase in accounts receivables of $4,188,000. Net cash provided by operating activities of continuing operations during the year ended December 31, 2003 resulted primarily from income from continuing operations of $11,423,000, offset by an increase in inventory of $7,317,000.

Net cash used in investing activities of continuing operations was $44,887,000 for the year ended December 31, 2004, as compared to net cash used in investing activities of continuing operations of $5,570,000 for 2003. In funding short-term investments, the Company used $44,430,000 and 5,010,000, respectively, for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Company used $478,000 and $840,000, respectively, for capital expenditures.

Net cash used in financing activities of continuing operations was $2,192,000 for the year ended December 31, 2004 as compared to $2,742,000 for 2003. During the years 2004 and 2003, the Company used $1,932,000 and $1,930,000, respectively, for the repayment of long-term debt. During the year ended December 31, 2004, the Company purchased 39,725 shares of its Common Stock for $1,157,000 and for the year ended December 31, 2003, the Company purchased 50,519 shares of its Common Stock for $1,194,000.

Net cash used in discontinued operations for the year ended December 31, 2003 was $5,719,000. Hampshire Investments, Limited, the discontinued operation, made investments, both domestically and internationally, primarily in real property. The cash used in the discontinued operations during the year ended December 31, 2003 (through October 8, 2003, the date of disposition) primarily was the funding of investments and repayment of long-term debt, offset by cash received from sale of assets and long-term financing.

Management believes that cash flow from operations, available borrowings under the revolving credit facility and long-term borrowings will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

OUTLOOK

The Company believes the primary reason for its success in recent years has been its ability to offer new and classics products with a high level of quality and services to its customers at competitive prices. Management is committed to continuing to offer such quality and services to its customers.

The Company recognizes that price competition in the apparel market can adversely affect its earnings. The ability of the Company to compete is enhanced by its established international sourcing relationships and its strong financial position with significant liquid assets and relatively low debt to equity ratio. The elimination of the quota system as of January 1, 2005, as discussed in "Governmental Regulation and Trade Agreements" under Item I above, may increase cost of products purchased by the Company.

Over the past five years, the retail industry has consolidated through acquisitions and mergers. Further, retailers have concentrated more volume with a fewer number of vendors. The Company has responded by expanding its product line in the sweater business and adding related separates through the acquisition of Item-Eyes. By increasing its utilization of international sourcing, the Company can offer greater variety in yarns, styling and surface treatment at competitive prices.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any arrangements that are not recorded on the balance sheet of the Company other than liability for delivery of shares of the Company's Common Stock under the Hampshire Group, Limited Common Stock Purchase Plan, which is fully funded, as described in Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company reserves allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer at the end of the selling seasons, which enable customers to markdown the retail sales prices. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for and others may be requested by customers for the concluded seasons. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.

Reserves for Doubtful Accounts of Customers
-------------------------------------------
The Company maintains reserves for doubtful accounts of customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. Certain high-risk customer accounts are factored with financial institutions or the Company purchases credit insurance for a portion of such accounts. If the financial condition of the Company's customers were to deteriorate and impair the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional reserve for doubtful accounts.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on an individual SKU basis to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Recent Accounting Standards
---------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 123, as amended by SFAS No. 148, allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25 (the "intrinsic method"), which the Company has elected to continue to use, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Therefore, no compensation expense was recognized in 2004, 2003, or 2002. Additionally, in accordance with SFAS No. 123 as amended, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's income from continuing operations and basic and diluted earnings per share from continuing operations would have been reduced as per the "pro forma" amounts in Footnote l of the Consolidated Financial Statements.

The compensation costs and effect on income from continuing operations and basic and diluted earnings per share from continuing operations had compensation cost been determined in accordance with SFAS No. 123 are set forth in the table in Footnote 1 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

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

Interpretation No. 45 also provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At December 31, 2004 and 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving Credit Facility and Senior Notes (the "Facilities") (see Note 6). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the period of the related Facilities.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify a VIE and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interest in "special purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS N. 123(R) will have on its financial position and results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Market risk represents the risk of loss that may affect the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the area of changing interest rates. The Company is also exposed to market risk due to increased costs of its products.

The long-term debt of the Company is at fixed interest rates, which were primarily at market when the debt was issued, but were primarily above market on December 31, 2004. The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term. The impact of a hypothetical 100 basis point increase in interest rates on the Company's variable rate debt (borrowings under the credit facility) would have been to increase interest expense by approximately $2,000 for 2004 and by approximately $45,000 for 2003.

In purchasing apparel in international markets, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued. The Company does not currently engage in derivative financial instruments to mitigate these market risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be presented in Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in, or disagreements with the independent accountants on accounting or financial disclosure issues.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.
---------------------------------------
The Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004 (the "Evaluation Date"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting.
---------------------------------------------------------
In reviewing its system of internal control over financial reporting for Sarbanes-Oxley readiness, management noted deficiencies in the documentation of certain procedures in the informational technology area. With the assistance of an independent consulting firm, documentation of the procedures in this area was completed prior to December 31, 2004. There were no instances noted that caused management to have concerns that a breakdown had occurred in internal controls which would result in a misstatement in financial reporting. There have not been any changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Implementation of Requirements of the Sarbanes-Oxley Act.
-------------------------------------------------------------
During the second quarter of 2004, the Audit Committee of the Board of Directors engaged a Compliance Officer to assist the Company in evaluating and documenting the Company's internal controls over financial reporting. Testing procedures under the requirements of Sarbanes-Oxley are being developed in coordination with the Company's independent auditors based upon a comprehensive risk assessment performed by management. Management plans to have all internal control documentation and initial testing completed by June 30, 2005.

ITEM 9B - OTHER INFORMATION

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required to be presented in Item 10 is incorporated herein by reference to the Company's 2005 Proxy Statement.

Code of Ethics
--------------
The Company has adopted a `Code of Ethics and Business Conduct' for its directors and officers (including its principal executive officer, principal financial officer, principal accounting officer and controllers) and established procedures whereby employees and/or shareholders may report matters that may be a violation of the Company's Code of Ethics and Business Conduct to the proper authority. The Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K. It is also available on the Company's website at www.hamp.com; or a copy may be received free of charge by submitting a written request to:
Hampshire Group, Limited, Attn: Corporate Secretary, 215 Commerce Boulevard, Anderson, SC 29625.

ITEM 11 - EXECUTIVE COMPENSATION

The information  concerning executive  compensation  required to be presented in
Item  11 is  incorporated  herein  by  reference  to the  Company's  2005  Proxy
Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required to be presented in Item 12 is incorporated herein by reference to the Company's 2005 Proxy Statement except for the information required by Item 201(d) of Regulation S-K, which is set forth under Item 5 of this Annual Report on Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in Item 13 is incorporated herein by reference to the Company's 2005 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding accounting fees and services of the principal auditors to be presented in Item 14 is hereby incorporated by reference to the Company's 2005 Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form
    10-K.

    (1) Financial Statements

        Financial Statements filed herewith are listed on the Index to the Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

    (2) Financial Statement Schedules

        The Financial Statement Schedules filed herewith are listed on the Index to the Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K. All other schedules have been omitted because the required information is shown in consolidated financial statements or notes thereto, or they are not applicable.

    (3) Exhibits

Exhibit No.                             Description
----------- -------------------------------------------------------------------
    3.0     Restated Certificate of Incorporation of Hampshire Group, Limited

    3.1 Certificate of Amendment and Restatement of the Certificate of Incorporation of Hampshire Group, Limited

    3.2     Amended and Restated By-Laws of Hampshire Group, Limited

   10.1*    Form of Hampshire Group, Limited and Subsidiaries
              401(k) Retirement Savings Plan

   10.2*    Form of Hampshire Group, Limited Stock Option Plan
              Amended and Restated effective June 7, 1995

   10.3*    Form of Hampshire Group, Limited and Affiliates Common Stock
              Purchase Plan for Directors and Executives Amended June 7, 1995

   10.4*    Employment Agreement between Hampshire Group, Limited and
              Ludwig Kuttner dated as of January 1, 2005

   10.10    Note Purchase Agreement between Hampshire Group, Limited
              Phoenix Home Life Mutual Insurance Company and The Ohio National Life Insurance Company dated May 15, 1998

   10.11    Amendment No. 3, to the Note Purchase Agreement, among the Company, the Guarantors named therein, Phoenix Life Insurance Company and Ohio National Life Insurance Company dated August 19, 2003

   10.12    Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003

   10.13    Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated December 29, 2004

            * Company compensatory plan or management contract.

                        (Exhibits continued on next page)

Exhibit No.                             Description
----------- -------------------------------------------------------------------
   10.14    Asset Purchase Agreement dated October 8, 2003 by and between
              Hampshire Investments, Limited and K Holdings, LLC

   10.15    Stock Purchase Agreement dated October 8, 2003 by and between
              Hampshire Group, Limited and Ludwig Kuttner, et al

   14.1     Code of Ethics and Business Conduct

   14.2     Complaint Procedures for Accounting and Audit Matters

   21.1     Subsidiaries of the Company

   23.1     Consent of Deloitte & Touche LLP

   31.1     Certification of Chief Executive Officer pursuant to Item
              601(b)(31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2     Certification of Chief Financial Officer pursuant to Item
              601(b)(31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

   HAMPSHIRE GROUP, LIMITED


   By: /s/ LUDWIG KUTTNER           President and                March 24, 2005
      -------------------      Chief Executive Officer
      Ludwig Kuttner         (Principal Executive Officer)

-------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                        Title                        Date
 --------------------------  -------------------------------    ---------------
  /s/  LUDWIG KUTTNER                Chairman of the             March 24, 2005
  -----------------------          Board of Directors
       Ludwig Kuttner

  /s/  JOEL GOLDBERG                    Director                 March 24, 2005
  -----------------------
       Joel Goldberg

  /s/  MICHAEL C. JACKSON               Director                 March 24, 2005
  -----------------------
       Michael C. Jackson

  /s/  HARVEY L. SPERRY                 Director                 March 24, 2005
  -----------------------
       Harvey L. Sperry

  /s/  IRWIN W. WINTER                  Director                 March 24, 2005
  -----------------------
       Irwin W. Winter

  /s/  CHARLES W. CLAYTON        Chief Financial Officer         March 24, 2005
  ------------------------    (Principal Financial Officer)
       Charles W. Clayton

  /s/  ROGER B. CLARK            Vice President Finance          March 24, 2005
  ------------------------    (Principal Accounting Officer)
       Roger B. Clark

                            HAMPSHIRE GROUP, LIMITED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
 Report of Independent Registered Public Accounting Firm              F-2

 Consolidated Balance Sheets                                          F-3

 Consolidated Statements of Income                                    F-4

 Consolidated Statements of Cash Flows                                F-5

 Consolidated Statements of Stockholders' Equity                      F-6

 Notes to Consolidated Financial Statements                           F-7

 Quarterly Financial Data                                            F-22

 Financial Statement Schedule

   II. Valuation and Qualifying Accounts and Reserves                F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hampshire Group, Limited
Anderson, South Carolina

We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index on F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hampshire Group, Limited and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Charlotte, North Carolina
March 24, 2005

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

             December 31,                                            2004      2003
-------------------------------------------------------------------------------------
ASSETS        Current assets:
                Cash and cash equivalents                        $  31,214   $ 58,282
                Short-term investments                              49,440      5,010
                Accounts receivable trade - net                     32,971     29,450
                Other receivables                                    1,292        646
                Inventories - net                                   10,393     22,049
                Deferred tax assets                                  3,974      4,274
                Other current assets                                 1,883        493
                                                                  -------------------
                  Total current assets                             131,167    120,204
              Fixed assets - net                                     1,318      1,667
              Deferred tax assets                                    1,181      2,007
              Goodwill                                               8,020      8,020
              Other assets                                             289      1,208
                                                                  -------------------
                                                                  $141,975   $133,106
                                                                  ===================
-------------------------------------------------------------------------------------
LIABILITIES   Current liabilities:
                Current portion of long-term debt                  $ 1,901    $ 1,932
                Accounts payable                                     8,156     12,898
                Accrued expenses and other liabilities              20,336     19,547
                                                                  -------------------
                  Total current liabilities                         30,393     34,377
              Long-term debt, less current portion                   3,750      5,651
              Deferred compensation                                  2,940      2,656
                                                                  -------------------
                  Total liabilities                                 37,083     42,684
                                                                  -------------------
              Commitments and contingencies

-------------------------------------------------------------------------------------
STOCKHOLDERS' Common Stock, $0.10 par value; 4,761,911 shares
EQUITY         issued and 4,100,570 (2004) and 4,067,721 (2003)
               shares outstanding                                      476        476
              Additional paid-in capital                            33,682     32,685
              Retained earnings                                     93,114     80,964
              Treasury stock, 661,341 (2004) and 694,190 (2003)
                shares at cost                                     (22,380)   (23,703)
                                                                  -------------------
                  Total stockholders' equity                       104,892     90,422
                                                                  -------------------
                                                                  $141,975   $133,106
                                                                  ===================

-------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these
                         consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
Years Ended December 31,                             2004       2003        2002
-----------------------------------------------------------------------------------
Net sales                                          $301,999   $292,651    $293,268
Cost of goods sold                                  221,453    218,454     210,336
                                                   -------------------------------
  Gross profit                                       80,546     74,197      82,932
Selling, general and administrative expenses         57,405     54,903      51,816
                                                   -------------------------------
Income from operations                               23,141     19,294      31,116
Other income (expense):
  Interest expense                                     (645)      (909)     (1,359)
  Interest income                                       726        683         420
  Other - net                                             3        155        (271)
                                                   -------------------------------
Income from continuing operations
  before income taxes                                23,225     19,223      29,906
Income tax (provision) benefit:
  Current                                            (8,374)    (6,821)    (12,525)
  Deferred                                           (1,126)      (979)        664
                                                   -------------------------------
Income from continuing operations                    13,725     11,423      18,045
Loss from discontinued operations,
  net of income taxes of $600 in 2003
  and ($1,761) in 2002                                  -       (5,796)       (997)
                                                   -------------------------------
Net Income                                         $ 13,725   $  5,627    $ 17,048
                                                   ===============================
----------------------------------------------------------------------------------
Income per share from continuing operations:
                               Basic                  $3.37      $2.50       $3.83
                                                   ================================
                               Diluted                $3.33      $2.43       $3.73
                                                   ===============================
Loss per share from discontinued operations:
                               Basic                    -       ($1.27)     ($0.21)
                                                   ===============================
                               Diluted                  -       ($1.23)     ($0.20)
                                                   ===============================
Net income per share:          Basic                  $3.37      $1.23       $3.62
                                                   ===============================
                               Diluted                $3.33      $1.20       $3.53
                                                   ===============================
Weighted average number of shares outstanding:
                               Basic                  4,074      4,573       4,711
                                                   ===============================
                               Diluted                4,126      4,696       4,834
                                                   ===============================

               The accompanying notes are an integral part of these
                     consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,        (in thousands)              2004       2003       2002
----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                               $13,725    $ 5,627    $17,048
  Loss from discontinued operations                            -        5,796        997
                                                           -----------------------------
  Income from continuing operations                         13,725     11,423     18,045
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating
    activities:
      Depreciation                                             810        823        704
      Loss (gain) on sale of fixed assets                       17         (1)       109
      Deferred income tax provision (benefit)                1,126        979       (664)
      Deferred compensation costs for executive officers       799        415        775
      Tax benefit relating to Common Stock Plans               997        726         73
      Net change in operating assets and liabilities:
        Receivables                                         (4,188)      (982)     6,290
        Inventories                                         11,656     (7,317)    12,007
        Other assets                                          (978)       399       (284)
        Current liabilities                                 (3,953)    (1,045)    12,776
                                                           -----------------------------
      Net cash provided by operating activities             20,011      5,420     49,831
----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of short-term investments                       (49,440)    (5,010)       -
  Sale of short-term investments                             5,010        -          -
  Capital expenditures                                        (478)      (840)      (916)
  Proceeds from sales of fixed assets                          -           30          8
  Repayments of loans and advances                              21        250        250
                                                           -----------------------------
    Net cash used in investing activities                  (44,887)    (5,570)      (658)
----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Debt issuance costs                                          -         (323)       -
  Repayment of long-term debt                               (1,932)    (1,930)    (6,537)
  Payments of deferred compensation                             (8)        (8)        (8)
  Proceeds from issuance of Common Stock
    under the Company Stock Plans                              -          479        183
  Proceeds from issuance of Treasury Stock
    under the Company Stock Plans                              905        234        263
  Purchases of Treasury Stock                               (1,157)    (1,194)      (265)
                                                           -----------------------------
    Net cash used in financing activities                   (2,192)    (2,742)    (6,364)
----------------------------------------------------------------------------------------
Discontinued operations:
    Net cash used in discontinued operations                   -       (5,719)    (4,067)
----------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (27,068)    (8,611)    38,742
Cash and cash equivalents - beginning of year               58,282     66,893     28,151
                                                           -----------------------------
Cash and cash equivalents - end of year                    $31,214    $58,282    $66,893
                                                           =============================
Supplementary disclosure of cash flow information:
----------------------------------------------------------------------------------------
Cash paid during the year for:          Income taxes        $6,202     $6,253    $12,541
                                        Interest               595        884      1,393
Non-cash investing and financing activities:
    Treasury stock acquired from options exercised
      under the Company Stock Plans                            181        731         73
    Treasury stock received from the disposal of
      discontinued operations                                  -       23,905        -
----------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these
                    consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
                                        Common Stock     Additional
Years Ended December 31,              ----------------    Paid-In    Retained  Treasury
2002, 2003 and 2004                   Shares     Amount   Capital    Earnings    Stock      Total
--------------------------------------------------------------------------------------------------
Beginning balance                     4,693,142    $471    $31,229    $59,581   ($  128)  $ 91,153
Net income for the year                     -       -          -       17,048       -       17,048
Purchase of treasury stock              (13,136)    -          -          -        (265)      (265)
Shares issued under the
  Common Stock plans                     40,585       1        182       (103)      366        446
Tax benefit relating to
  Common Stock plans                        -       -           73        -         -           73
Deferred compensation payable
  in Company shares                     376,765     -          -          -       3,394      3,394
Shares held in trust for deferred
  compensation liability               (376,765)    -          -          -      (3,394)    (3,394)
--------------------------------------------------------------------------------------------------
Balance - December 31, 2002           4,720,591     472     31,484     76,526       (27)   108,455
                                      ------------------------------------------------------------
Net income for the year                     -       -          -        5,627       -        5,627
Treasury stock received in disposal
  of discontinued operations           (700,000)    -          -          -     (23,905)   (23,905)
Purchase of treasury stock              (50,519)    -          -          -      (1,194)    (1,194)
Shares issued under the
  Common Stock plans                     97,649       4        475     (1,189)    1,423        713
Tax benefit relating to
  Common Stock plans                        -       -          726        -         -          726
Deferred compensation payable
  in Company shares                     278,014     -          -          -       2,502      2,502
Shares held in trust for deferred
    compensation liability             (278,014)    -          -          -      (2,502)    (2,502)
--------------------------------------------------------------------------------------------------
Balance - December 31, 2003           4,067,721     476     32,685     80,964   (23,703)    90,422
                                      -------------------------------------------------------------
Net income for the year                     -       -          -       13,725       -       13,725
Purchase of treasury stock              (39,725)    -          -          -      (1,157)    (1,157)
Shares issued under the
  Common Stock plans                     72,574     -          -       (1,575)    2,480        905
Tax benefit relating to
  Common Stock plans                        -       -          997        -         -          997
Deferred compensation payable
  in Company shares                     190,266     -          -          -       1,712      1,712
Shares held in trust for deferred
  compensation liability               (190,266)    -          -          -      (1,712)    (1,712)
--------------------------------------------------------------------------------------------------
Balance - December 31, 2004           4,100,570    $476    $33,682    $93,114  ($22,380)  $104,892
==================================================================================================

                   The accompanying notes are an integral part of these
                          consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Accounting Policies

Organization
------------
Hampshire Group, Limited ("Hampshire Group" or the "Company"), through its wholly owned subsidiaries Hampshire Designers, Inc. ("Hampshire Designers"), Item-Eyes, Inc. ("Item-Eyes") and Keynote Services, Limited ("Keynote Services"), engages in the apparel business. The Company's corporate offices are in Anderson, South Carolina and its sales offices and showrooms are in the apparel district of New York City. Both Hampshire Designers and Item-Eyes source the manufacture of their products worldwide from quality manufacturers and their products are sold primarily in the United States to various retail and catalog companies. Keynote Services, a Hong Kong based subsidiary, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.

Summary of Critical and Other Significant Accounting Policies
-------------------------------------------------------------
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company reserves allowances for customer returns, trade discounts, customer chargebacks, and for sales and markdown allowances given to the customer normally at the end of the selling seasons, which enable customers to markdown the retail sales prices. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for and others may be requested by customers for the concluded seasons. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.

Reserves for Doubtful Accounts of Customers
-------------------------------------------
The Company maintains reserves for doubtful accounts of its customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. The Company does not normally require collateral for its trade receivables. Certain high-risk customer accounts are factored with financial institutions or the Company purchases credit insurance for a portion of such accounts. If the financial condition of the Company's customers were to deteriorate and impair the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording addition reserves for doubtful accounts.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on an individual SKU basis to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, including Hampshire Designers, Item-Eyes and Keynote Services. Hampshire Investments, Limited ("Hampshire Investments") has been reported as discontinued operations for the periods 2002 and 2003 due to the disposal of the investment segment on October 8, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2004 and 2003, interest bearing amounts were approximately $31.2 million and $58.3 million, respectively. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Short-Term Investments
----------------------
Short-term investments consist primarily of AAA rated auction bonds which normally have a 35 day liquidity. At December 31, 2004 and 2003 these investments were $49.4 million and $5.0 million, respectively. These investments are classified as "available for sale". The $5.0 million at December 31, 2003, which had previously been reported as cash equivalents, has been reclassified to conform with the current year presentation.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO") for all inventory except for approximately 5% of the inventory at December 31, 2003, for which cost was determined using the last-in, first-out method ("LIFO").

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

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount. Management has evaluated the carrying value of its long-lived assets and has determined that no impairment existed as of December 31, 2004.

Goodwill
--------
Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. Beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill amortization ceased. In addition, goodwill is reviewed for impairment during the fourth quarter of each year or more often should impairment indicators exist. There has been no goodwill impairment recorded since adoption of SFAS No. 142.

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The fair value of long-term debt is disclosed in Note 6. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2004, due to the short-term nature of the items.

Revenue Recognition
-------------------
The Company recognizes sales revenue upon shipment of goods to customers, net of the Company's estimate of returns and allowances and co-op advertising.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2004, 2003 and 2002 totaled approximately $990,000, $1,425,000 and
$459,000, respectively.

Shipping Costs
--------------
Costs to ship products to customers are expensed as incurred and are included in selling, general and administrative expenses. Total shipping costs for the years ended December 31, 2004, 2003 and 2002 totaled approximately $1,608,000, $1,066,000 and $1,011,000, respectively.

Income Taxes
------------
Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Earnings Per Common Share
-------------------------
Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding stock options.

Presentation of Prior Years Data
--------------------------------
Certain reclassifications have been made to data of prior years to conform to the current-year presentation.

Recent Accounting Standards
---------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 123, as amended by SFAS No. 148, allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25 (the "intrinsic method"), which the Company has elected to continue to use, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Therefore, no compensation expense was recognized in 2004, 2003, or 2002. Additionally, in accordance with SFAS No. 123 as amended, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's income from continuing operations and basic and diluted earnings per share from continuing operations would have been reduced as per the "pro forma" amounts in the following table.

The compensation costs and effect on income from continuing operations and basic and diluted earnings per share from continuing operations had compensation cost been determined in accordance with SFAS No. 123 are set forth below:

(in thousands, except for per share data)          2004      2003      2002
-----------------------------------------------------------------------------
Income from continuing operations  As reported   $13,725   $11,423   $18,045
Compensation cost - net of tax                       (11)       (4)      (78)
                                                 ----------------------------
                                   Pro forma     $13,714   $11,419   $17,967
=============================================================================
Basic income per share from        As reported     $3.37     $2.50     $3.83
  continuing operations:                         ----------------------------
                                   Pro forma       $3.37     $2.50     $3.81
=============================================================================
Diluted income per share from      As reported     $3.33     $2.43     $3.73
  continuing operations:                         ----------------------------
                                   Pro forma       $3.33     $2.43     $3.72
=============================================================================

In order to estimate compensation cost under SFAS No. 123, the Black-Scholes model was employed using the assumptions set forth below:

                                                   2004(1)   2003    2002(1)
-----------------------------------------------------------------------------
Expected life (years)                                -       4.2       -
Expected volatility                                  -      39.7%      -
Dividend yield                                       -       0.0%      -
Risk-free interest rate                              -       4.1%      -
-----------------------------------------------------------------------------
Weighted-average fair value of options granted       -      $7.02      -
=============================================================================

(1) There were no options granted during the years ended December 31, 2004 or 2002.

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

Interpretation No. 45 also provides guidance on the disclosure to be made by the guarantor about its obligation under certain guarantees that it has issued. The disclosure requirements are effective for the financial statements of periods ending after December 15, 2002. At December 31, 2004 and 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Revolving Credit Facility and Senior Notes (the "Facilities") (see Note 6). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the period of the related Facilities.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify a VIE and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interest in "special purpose entities" for periods ending after December 15, 2003. Application for public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS N. 123(R) will have on its financial position and results of operations.

Note 2 - Accounts Receivable and Major Customers

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2004 and 2003 are stated net of allowances for doubtful accounts, customer returns, customer charge backs, and for sales and markdown allowances of approximately $14,652,000 and $15,494,000, respectively (see Note 1).

The Company sells principally to department stores, catalog companies, specialty stores, mass merchants and other retailers located in the United States. The Company's sales to three major customers for the year ended December 31, 2004 represented 18%, 9% and 9% of total sales. For the year ended December 31, 2003, the three major customers represented 15%, 14% and 10% of total sales, and for the year ended December 31, 2002, the three major customers represented 14%, 11% and 11% of total sales. At December 31, 2004 and 2003, 53% and 48%, respectively, of the total trade receivables were due from these major customers.

Note 3 - Inventories

Inventories at December 31, 2004 and 2003 consist of the following:

(in thousands)                             2004       2003
------------------------------------------------------------
Finished goods                           $10,212    $20,823
Work-in-progress                              43        465
Raw materials and supplies                   138        879
------------------------------------------------------------
                                          10,393     22,167
Less - Excess of current cost
    over LIFO carrying value                 -         (118)
------------------------------------------------------------
Total                                    $10,393    $22,049
============================================================

At December 31, 2003 approximately 5% of total inventories were valued using the LIFO method.

Note 4 - Fixed Assets

Fixed assets at December 31, 2004 and 2003 consist of the following:

                                      Estimated
(in thousands)                       Useful Lives     2004       2003
-----------------------------------------------------------------------
Leasehold improvements                5-10 years     $1,050     $1,095
Machinery and equipment                3-7 years      3,181      3,335
Furniture and fixtures                 3-7 years        942        910
Vehicles                                 3 years        172        141
-----------------------------------------------------------------------
Total cost                                            5,345      5,481
Less - Accumulated depreciation                      (4,027)    (3,814)
-----------------------------------------------------------------------
Total                                                $1,318     $1,667
=======================================================================

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $810,000, $823,000 and $704,000, respectively.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2004 and 2003 consist of the following:

(in thousands)                             2004       2003
------------------------------------------------------------
Compensation                              $3,961     $4,156
Reserve for supplier disputes              7,540      7,297
Income taxes                               3,828      2,991
Co-op advertising                          1,357      1,450
Royalties                                    665        489
Other                                      2,985      3,164
------------------------------------------------------------
Total                                    $20,336    $19,547
============================================================

During the fourth quarter of 2002, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. As a result of the failure to meet these obligations to the Company, the Company has established a reserve in the amount of $7,540,000 and $7,297,000 at December 31, 2004 and 2003, respectively, for costs of inventory purchases and estimated losses for matters arising from these events. At December 31, 2004, these matters remain unresolved.

Note 6 - Borrowings

Revolving Credit Facility
-------------------------
The Company maintains a Revolving Credit Facility ("Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of Hampshire Designers and Item-Eyes, and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility, plus seasonal overadvances in the periods of highest requirements.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility.

The loan is collateralized, pari passu with the Company's outstanding Senior Notes, principally by the trade accounts receivable and inventories of the Company's subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2004 there was approximately $33.0 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at December 31, 2004, which resulted in availability for borrowing of approximately $18.5 million under the Revolving Credit Facility.

Long-Term Debt
--------------
Long-term debt at December 31, 2004 and 2003 consists of the following:

                                                                 2004     2003
-------------------------------------------------------------------------------
                                                                 (in thousands)
Senior Notes payable to two insurance companies due in
  semi-annual installments of $937,500 through 2008, plus
  interest at 8% per annum, collateralized pari passu with
  the Revolving Credit Facility                                 $5,625   $7,500

Note payable in monthly installments of approximately $5,030,
  including interest at 4.875% collateralized by equipment          26       83
-------------------------------------------------------------------------------
Total long-term debt                                             5,651    7,583
Less - Amount payable within one year                           (1,901)  (1,932)
-------------------------------------------------------------------------------
Amount payable after one year                                   $3,750   $5,651
===============================================================================

Financial Covenants
-------------------
Both the Revolving Credit Facility and the Senior Notes contain covenants that require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2004.

The Company's trade account receivables and inventories are pledged as collateral, pari passu, under the Revolving Credit Facility and the Senior Notes. The Revolving Credit Facility and the Senior Notes restrict payments by the Company of cash dividends to stockholders and the repurchase of Company common stock. The Senior Notes also require that during any twelve-month period there must be a period of 45 consecutive days where there is no outstanding short-term debt. The Company was in compliance with these provisions for the year ended December 31, 2004.

Other
-----
Maturities of long-term debt as of December 31, 2004 are as follows:

Year                                                     (in thousands)
-----------------------------------------------------------------------
2005                                                           $1,901
2006                                                            1,875
2007                                                            1,875
-----------------------------------------------------------------------
 Total                                                         $5,651
=======================================================================

The fair value of the long-term debt at December 31, 2004 and 2003, based on current market interest rates discounted to present value, was approximately $5.7 million and $8.0 million, respectively.

Note 7 - Income Taxes

The components of income tax provision (benefit) consist of the following:

(in thousands)                             2004      2003       2002
-----------------------------------------------------------------------
Current:
  Federal                                 $7,073    $5,349    $10,481
  State                                    1,301     1,472      2,044
-----------------------------------------------------------------------
                                           8,374     6,821     12,525
-----------------------------------------------------------------------
Deferred:
  Federal                                  1,033       995       (455)
  State                                       93       (16)      (209)
-----------------------------------------------------------------------
                                           1,126       979       (664)
-----------------------------------------------------------------------
Total                                     $9,500    $7,800    $11,861
=======================================================================

A reconciliation of the provision for income taxes computed by applying the statutory federal income tax rate to income from continuing operations before income taxes and the Company's actual provision for income taxes is as follows:

(in thousands)                             2004      2003       2002
-----------------------------------------------------------------------
Tax provision at federal statutory rate   $8,129    $6,728    $10,467
Increase in tax arising from:
  State taxes, less federal income tax
   benefit                                   906       946      1,193
  Other                                      465       126        201
-----------------------------------------------------------------------
Total                                     $9,500    $7,800    $11,861
=======================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets as of December 31, 2004 and 2003 is as follows:

(in thousands)                                               2004        2003
-------------------------------------------------------------------------------
Deferred income tax assets:
  Allowances for  receivables                               $2,429      $2,363
  Inventories                                                  605       1,487
  Accrued liabilities and other temporary differences          941         423
  Deferred compensation plans                                1,703       2,075
  Other                                                        125         372
-------------------------------------------------------------------------------
    Gross deferred income tax assets                         5,803       6,720
-------------------------------------------------------------------------------
Deferred income tax liabilities:
  Fixed assets                                                 -           (33)
  Intangible assets                                           (648)       (406)
-------------------------------------------------------------------------------
    Gross deferred income tax liabilities                     (648)       (439)
-------------------------------------------------------------------------------
Net deferred income tax assets                              $5,155      $6,281
===============================================================================

The deferred tax assets and liabilities are recognized in the consolidated balance sheets as follows:

(in thousands)                                                2004        2003
-------------------------------------------------------------------------------
Deferred tax asset - current                                 $3,974      $4,274
Deferred tax asset - noncurrent                               1,181       2,007
-------------------------------------------------------------------------------
Total                                                        $5,155      $6,281
===============================================================================

All federal net operating loss carryforwards have been utilized. State net operating loss carryforwards totaling approximately $700,000 begin to expire in 2010.

As discussed in Note 12, the Company incurred a loss in 2003 from the disposal of certain discontinued operations of approximately $6,433,000. Of the reported loss, approximately $5,560,000 is attributable to the disposition of the capital stock of Hampshire Investments, Limited, the Company's former investment subsidiary. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax-free spin-off and the Company is not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit has been provided for this loss in the consolidated financial statements.

For the year ended December 31, 2002, the Company reported an income tax benefit of approximately $1,761,000. This benefit resulted primarily from the impairment charge recorded on a domestic real property investment in the amount of $3,140,000 and the benefit from the utilization of a capital loss carryforward.

The Company's 2003 consolidated federal income tax return is presently under examination by the Internal Revenue Service. Management has been informed that the examination is expected to be complete by June 30, 2005. Additionally, the Company's income tax returns for the years 2002 and 2001 are presently under examination by New York City Tax Authority. Management believes the Company has adequately provided for income tax contingencies associated with these examinations.

Note 8 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to three years. At December 31, 2004, including those leases which have been renewed subsequent to year-end, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth below:

Year                                                     (in thousands)
-----------------------------------------------------------------------
2005                                                            $1,424
2006                                                             1,256
2007                                                               996
2008                                                               703
2009                                                               533
Thereafter                                                         849
-----------------------------------------------------------------------
 Total                                                          $5,761
=======================================================================

For the years ended December 31, 2004, 2003 and 2002, rent expense for operating leases was approximately $1,159,000, $1,206,000 and $1,274,000, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2004 these open purchase orders commitments amounted to approximately $50.0 million, of which approximately $30.6 million were covered by open letters of credit. The majority of the product is scheduled to be received during the first six months of 2005, at which time these commitments will be fulfilled.

The products sold by the Company are purchased from manufacturers throughout the world through its established international sourcing network, with the majority of manufacturers being located in Southeast Asia. With the Company's dependence on international sources, the failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments including clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries could expose the Company to liability to its customers resulting in customers either canceling the orders or demanding reduced prices for late delivery.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition or results of operations.

Note 9 - Capitalization

The Company's authorized capital stock consists of 10.0 million shares of Common Stock and 1.0 million shares of preferred stock each having a par value of $0.10 per share. No preferred stock has been issued by the Company. As discussed in
Note 12, the Company received in the disposal of its discontinued operations on October 8, 2003, 700,000 shares of its Common Stock, recorded as Treasury Stock in the Company's financial statements.

The Board of Directors of the Company has from time-to-time authorized the repurchase of shares of the Company's Common Stock, some of which would be used to offset the dilution caused by the issuance of shares under the Hampshire Group, Limited 1992 Stock Option Plan and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. During 2004, the Company repurchased 39,725 shares of its Common Stock for $1,157,000.

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

Note 10 - Stock Options, Compensation Plans and Retirement Savings Plan

The Company registered 1.5 million shares of its Common Stock under the Securities Act of 1933, as amended, to be issued with regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 460,975 are available for future issue under these plans.

Stock Options
-------------
Options to purchase Hampshire Group, Limited Common Stock are granted at the discretion of the Company's Board of Directors to executives and key employees of the Company and its subsidiaries. No option may be granted with an exercise price less than the fair market value per share of Common Stock at the date of grant. The vesting of options varies from immediate vesting to vesting five years from date of grant and have a maximum term of ten years. Stock option activity is as follows:

                                                 Number of    Weighted Average
                                                 Options       Exercise Price
-------------------------------------------------------------------------------
Beginning balance outstanding                    392,641           $12.32
  Granted                                            -                -
  Exercised                                      (28,156)            9.78
  Canceled or expired                            (35,790)           10.15
-------------------------------------------------------------------------------
Outstanding - December 31, 2002                  328,695            12.71
  Granted                                          1,000            21.15
  Exercised                                     (116,070)           11.42
  Canceled or expired                            (77,850)           13.93
-------------------------------------------------------------------------------
Outstanding - December 31, 2003                  135,775            13.18
  Granted                                            -                -
  Exercised                                      (78,369)           13.87
  Canceled or expired                               (750)           21.15
-------------------------------------------------------------------------------
Outstanding - December 31, 2004                   56,656           $12.13
===============================================================================

A summary of the status of options outstanding at December 31, 2004 is set forth in the table below.

                Options Outstanding                             Options Exercisable
----------------------------------------------------------- --------------------------
                   Number      Weighted       Weighted        Number      Weighted
   Range of      Outstanding    Average        Average      Exercisable   Average
Exercise Prices   12/31/04   Remaining Life Exercise Price   12/31/04   Exercise Price
----------------------------------------------------------- --------------------------
$ 8.00 - $ 8.63    27,356        2.35          $ 8.62         20,400       $ 8.61
 12.00 -  12.00     3,500        4.00           12.00          3,500        12.00
 12.13 -  12.13     6,675        4.30           12.13          4,475        12.13
 14.50 -  16.00     9,375        3.88           15.94          9,375        15.94
 18.00 -  18.00     9,000        5.00           18.00          9,000        18.00
 22.69 -  22.69       750        1.50           22.69            750        22.69
----------------------------------------------------------- -------------------------
$ 8.00 - $22.69    56,656        3.34          $12.13         47,500       $12.64
=========================================================== =========================

At December 31, 2004, 2003 and 2002, the number of stock options exercisable was 47,500, 105,925 and 94,995, respectively.

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

For the year ended December 31, 2002, approximately $193,000 of participants' compensation was used by the Stock Purchase Plan to purchase Common Stock of the Company. The Company has established a trust to which it delivers the shares of the Company's Common Stock following the end of each plan year to satisfy such elections. The deferred compensation liability and the Company's shares are presented as offsetting amounts in the stockholders' equity section.

Distributions from the plan commenced on January 15, 2003 with the distribution of 104,755 shares valued at approximately $2,095,000. On January 15, 2004, 87,747 shares valued at approximately $2,687,000 were distributed and on January 15, 2005, 36,336 shares valued at approximately $1,166,000 were distributed. The remaining 153,930 shares will be distributed to the participants in accordance with their elections.

Voluntary Deferred Compensation Plan
------------------------------------
In 1997, the Company adopted the Hampshire Group, Limited Voluntary Deferred Compensation Plan for Executives (the "Top Hat Plan"). The Top Hat Plan was established to permit key executives to defer up to 20% of the total compensation in each year for retirement with such deferrals being invested in mutual funds. The Top Hat Plan had a "sunset provision" for deferral of December 31, 2000. Distributions from the plan of approximately $440,000 on January 15, 2003 and approximately $525,000 on January 15, 2004 were made which constituted all of the assets of the Top Hat Plan.

Company Deferred Compensation Plans
-----------------------------------
As part of his employment agreement, the Company has agreed to make contributions to a deferred compensation plan on behalf of Ludwig Kuttner. For the year ended December 31, 2004, the Compensation Committee of the Board of Directors increased the contribution to $300,000. For the years ended December 31, 2003 and 2002, the amount contributed to the plan was $200,000. The cumulative amount may be left in the Company, which accrues interest at 110% of the Applicable Federal Long-Term Interest Rate, or in common stock of publicly traded companies or mutual funds. Such amounts will be distributed in six approximately equal annual installments commencing in 2008.

As part of his employment agreement, the Company has agreed that Charles W. Clayton, Chief Financial Officer of the Company, may defer up to 60% of his incentive compensation plus any increase in base salary, not to exceed 45% of total compensation, which may be left in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate or in common stock of publicly traded companies or mutual funds. Such amounts will be distributed at a rate of $30,000 per quarter commencing in 2008.

In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the former President of Hampshire Designers, Inc., the Company accrued for the years ended December 31, 2003 and 2002, approximately $89,000, and $561,000, respectively. The aggregate vested balance of $1,450,000 accrues interest at the Company's effective investment rate during periods when the Company has cash invested and at the Company's borrowing rate with its lead bank during periods when the Company is borrowing cash. Such amounts will be distributed in three approximately equal annual installments commencing in 2007.

Retirement Savings Plan
-----------------------
The Company has a "Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan" under which employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's matching contribution is determined annually at the discretion of the Board of Directors. Matching contributions for the years ended December 31, 2004, 2003 and 2002 were approximately $157,000, $168,000 and $142,000,
respectively.   All  matching  contributions  vest  fully  after  six  years  of employment.

Note 11 - Related Party Transactions

The Company leases two buildings from a company in which Ludwig Kuttner, Chairman and Chief Executive Officer of the Company, has a 96% beneficial ownership and Charles W. Clayton, Chief Financial Officer of the Company, has a 4% beneficial ownership. Rent expense under such leases for the years ended December 31, 2004, 2003 and 2002 was approximately $153,000, $251,000 and
$243,000, respectively. The Company's lease for a distribution center in Anderson, South Carolina, expired April 30, 2004, and was not renewed except for 6,000 square feet of office space. During 2004, the distribution center was sold to an unrelated third party with whom the Company continues to lease the 6,000 square foot space at the same rate previously paid.

Mr. Kuttner received a fee for guaranteeing certain of the Company's debt for the years ended December 31, 2003 and 2002; these fees were approximately $31,000 and $49,000, respectively. With the disposal of the investment operations, there are no other guarantees by Mr. Kuttner of debt for the Company. Mr. Kuttner and Roger B. Clark, Vice President and Principal Accounting Officer, participate in the management of the real estate investment company formally owned by the Company. Such participation does not, in the judgment of the Company, interfere with the performance by Messrs. Kuttner and Clark of their duties for the Company.

The Company also leased certain buildings from Peter Woodworth, a director of the Company, through June 2003. Rent expense under these leases for the years ended December 31, 2003 and 2002 was approximately $59,000 and $96,000, respectively. The terms of the leases with Mr. Woodworth as well as those with Mr. Kuttner were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market terms.

Mr. Harvey L. Sperry, a director of the Company, is a retired partner in the law firm of Willkie Farr & Gallagher LLP. The firm has served as legal counsel to the Company since 1977 and in such capacity, for the years ended December 31, 2004, 2003 and 2002, the firm was paid approximately $57,000, $262,000 and $96,000, respectively.

Mr. Michael Jackson, a director of the Company, is a principal of Ironwood Partners LLC, which has provided financial consulting services to the Company. In such capacity this firm was paid a fee, for the years ended December 31, 2003 and 2002; of approximately $150,000 and $75,000, respectively.

The Company entered into a service agreement with an affiliated company, owned by certain officers of Item-Eyes, Inc., to warehouse and distribute approximately 30% of its women's related separates products. The service agreement provides that a fee be paid on a per unit shipped basis. The service agreement expires August 31, 2005; however it may be terminated by the Company at any time upon 30 days written notice. Fees paid for the years ended December 31, 2004, 2003, and 2002 were $2,288,000, $2,496,000 and $2,765,000, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income.

Note 12 - Discontinued Operations

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

Certain assets of HIL, including a commercial building in Charlottesville, Virginia, were sold by HIL to K Holdings, LLC, a company controlled by Mr. Kuttner, for a purchase price of 250,000 shares of the Company's common stock. The 250,000 shares of the Company's common stock received by HIL in the exchange of the assets set forth above were exchanged on October 8, 2003 for $4.8 million cash and a real property investment valued at $650,000, respectively, with the remaining approximately $3.1 million being used to reduce the debt of HIL to the Company. This transaction was a condition of the purchase agreement to fund the obligations of approximately $4.8 million committed to by HIL as of the purchase date. The Company then exchanged all of the outstanding shares of capital stock of HIL with an investor group including Mr. Kuttner, Peter Woodworth, a Director of the Company, and Charles Clayton, Chief Financial Officer of the Company, for 450,000 shares of the Company's common stock.

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

The major classes of discontinued assets and liabilities as of October 8, 2003, disposition date, and December 31, 2002 are summarized as follows:

                                              Oct. 8,     Dec. 31,
 (in thousands)                                2003         2002
--------------------------------------------------------------------
Current assets                               $ 6,498      $ 3,067
Real property investments - net               30,918       27,668
Long-term investments - net                    3,877        4,315
Other assets                                     709          844
Impairment on disposal                        (5,291)         -
--------------------------------------------------------------------
   Total assets                              $36,711      $35,894
====================================================================
Current liabilities                          $ 2,687      $ 2,193
Long-term liabilities                         10,918        9,719
--------------------------------------------------------------------
   Total liabilities                         $13,605      $11,912
====================================================================

At October 8, 2003 current liabilities include amounts incurred but unpaid for the disposition of the discontinued operations. The rental revenue and pretax income for HIL, which are included in the income (loss) from discontinued operations in the consolidated statements of operations through October 8, 2003, the date of disposition of HIL, are summarized as follows:

                                              Oct. 8,     Dec. 31,
 (in thousands)                                2003         2002
--------------------------------------------------------------------
Rental Revenue                                $2,614       $3,194
Pre-tax income (loss)                          1,045       (2,758)
====================================================================

Note 13 - Earnings Per Share

Set forth in the table below is reconciliation by year of the numerator (income) and the denominator (shares) for the computation of basic and diluted earnings per share ("EPS").


For the Year 2004                            Numerator   Denominator  Per-Share
(in thousands, except per share data)         Income       Shares      Amount
-------------------------------------------------------------------------------
Basic EPS:
Net income                                    $13,725      4,074       $3.37
Effect of dilutive securities-options             -           52       (0.04)
-------------------------------------------------------------------------------
Diluted EPS:
Net income                                    $13,725      4,126       $3.33
===============================================================================

For the Year 2003                             Numerator  Denominator  Per-Share
(in thousands, except per share data)          Income      Shares      Amount
-------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations             $11,423        -         $2.50
Loss from discontinued operations, net         (5,796)       -         (1.27)
-------------------------------------------------------------------------------
Net income                                      5,627      4,573        1.23
Effect of dilutive securities-options             -          123       (0.03)
-------------------------------------------------------------------------------
Diluted EPS:
Net income                                    $ 5,627      4,696       $1.20
===============================================================================

For the Year 2002                             Numerator  Denominator  Per-Share
(in thousands, except per share data)          Income      Shares      Amount
-------------------------------------------------------------------------------
Basic EPS:
Income from continuing operations             $18,045        -         $3.83
Loss from discontinued operations, net           (997)       -         (0.21)
-------------------------------------------------------------------------------
Net income                                     17,048      4,711        3.62
Effect of dilutive securities-options             -          123       (0.09)
-------------------------------------------------------------------------------
Diluted EPS:
Net income                                    $17,048      4,834       $3.53
===============================================================================

HAMPSHIRE GROUP, LIMITED
QUARTERLY FINANCIAL DATA
(Unaudited)
In 2004, Quarter                                                                                 Annual
(in thousands, except per share data)                Apr. 3     Jul. 3     Oct. 2     Dec. 31    Total
--------------------------------------------------------------------------------------------------------
Net sales                                            $54,397    $26,252   $116,104   $105,246   $301,999
Gross profit                                          12,416      7,602     29,333     31,195     80,546
Operating income (loss)                                  119     (2,924)    11,715     14,231     23,141
Net income (loss)                                    $   147   ($ 1,694)  $  6,940   $  8,332   $ 13,725
                                                     ===================================================
Net income (loss) per common share - Basic             $0.04     ($0.42)     $1.71      $2.04      $3.37
                                                     ===================================================
                                   - Diluted           $0.03     ($0.42)     $1.69      $2.02      $3.33
                                                     ===================================================



In 2003, Quarter                                                                                 Annual
(in thousands, except per share data)                Mar. 29     Jun. 28   Sept. 27    Dec. 31   Total
--------------------------------------------------------------------------------------------------------
Net sales                                            $51,167     $31,961    $97,036   $112,487  $292,651
Gross profit                                          12,566       7,508     24,368     29,755    74,197
Operating income (loss) from continuing operations     1,124      (1,735)     7,991     11,914    19,294
                                                     ---------------------------------------------------
Income (loss) from continuing operations                 711        (948)     4,865      6,795    11,423
Income (loss) from discontinued operations               391          (4)    (5,730)      (453)   (5,796)
Net income (loss)                                     $1,102    ($   952)  ($   865)  $  6,342   $ 5,627
                                                     ===================================================
Income (loss) per common share from
  continuing operations            - Basic             $0.15      ($0.20)     $1.02      $1.64     $2.50
                                                     ===================================================
                                   - Diluted           $0.15      ($0.20)     $1.00      $1.60     $2.43
                                                     ===================================================
Net income (loss) per common share - Basic             $0.23      ($0.20)    ($0.18)     $1.53     $1.23
                                                     ===================================================
                                   - Diluted           $0.23      ($0.20)    ($0.18)     $1.49     $1.20
                                                     ===================================================

(1)  Differences from amounts  previously  reported on the Company's  filings on Form 10-Q are due to reclassifications  resulting from the disposal of the discontinued operations.

                                                                                         SCHEDULE II


                            HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)
                                          Balance at  Charged to
                                          beginning    sales and                   Other      Balance at
                                           of year     expenses    Deductions   adjustments  end of year
                                         -----------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
  Allowance for returns and adjustments   $ 6,570      $21,457     ($15,420)        -           $12,607
  Allowance for doubtful accounts             260          354         (164)        -               450

YEAR ENDED DECEMBER 31, 2003

  Allowance for returns and adjustments   $12,607      $25,858     ($23,308)        -           $15,157
  Allowance for doubtful accounts             450          (57)         (56)        -               337

YEAR ENDED DECEMBER 31, 2004

  Allowance for returns and adjustments   $15,157      $21,368     ($22,148)        -           $14,377
  Allowance for doubtful accounts             337           12          (74)        -               275
----------------------------------------------------------------------------------------------------------
