Form 10-Q
period 2005-04-02
HAMPSHIRE GROUP LTD
filed 2005-05-13
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended April 2, 2005.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of Each Class                     Number of Shares Outstanding
        of Securities                               as of May 6, 2005
 -----------------------------                ----------------------------
 Common Stock, $0.10 Par Value                        4,080,129

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1  Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of
        April 2, 2005, April 3, 2004 and December 31, 2004               3

        Unaudited Condensed Consolidated Statements of Income for
        the Three Months Ended April 2, 2005 and April 3, 2004           4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the Three Months Ended April 2, 2005 and April 3, 2004       5

        Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       12

Item 3  Quantitative and Qualitative Disclosures About Market Risk      16

Item 4  Controls and Procedures                                         16


PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                               17

Item 2  Changes in Securities                                           17

Item 5  Other Information                                               17

Item 6  Exhibits                                                        18

Signatures                                                              19

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act        20

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act         22

                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             April 2,    April 3,    Dec. 31,
ASSETS                                         2005        2004        2004*
------                                       --------    --------   ---------
Current assets:
  Cash and cash equivalents                  $ 25,891    $ 61,038    $ 31,214
  Short-term investments                       46,811       5,000      49,440
  Accounts receivable trade - net              33,213      29,013      31,776
  Account receivable - other                      155         481       1,292
  Inventories                                  12,051      10,997      10,393
  Other current assets                          6,054       4,904       5,857
                                             --------    --------    --------
       Total current assets                   124,175     111,433     129,972

Fixed assets - net                              1,462       1,510       1,318
Goodwill                                        8,020       8,020       8,020
Other assets                                    1,800       2,673       1,470
                                             --------    --------    --------
                                             $135,457    $123,636    $140,780
                                             ========    ========    ========

LIABILITIES
Current liabilities:
  Current portion of long-term debt          $  1,886    $  1,932    $  1,901
    Accounts payable                           10,031       6,390       8,156
    Accrued expenses and other liabilities     10,856      16,357      19,141
                                             --------    --------    --------
        Total current liabilities              22,773      24,679      29,198

Senior notes - less current portion             3,750       5,637       3,750
Deferred compensation                           3,103       2,473       2,940
                                             --------    --------    --------
        Total liabilities                      29,626      32,789      35,888
                                             --------    --------    --------

STOCKHOLDERS' EQUITY
Common Stock, $0.10 par value; issued
  4,761,911, 4,761,911, 4,761,911; and
  outstanding 4,111,629, 4,081,971
  and 4,100,570                                   476         476         476
Additional paid-in capital                     34,007      32,795      33,682
Retained earnings                              93,383      80,793      93,114
Treasury stock                                (22,035)    (23,217)    (22,380)
                                             --------    --------    --------
        Total stockholders' equity            105,831      90,847     104,892
                                             --------    --------    --------
                                             $135,457    $123,636    $140,780
                                             ========    ========    ========

    * Derived from the December 31, 2004 audited consolidated balance sheet.

             (The accompanying notes are an integral part of these
                        unaudited financial statements.)

                       HAMPSHIRE GROUP, LIMITED
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                                             Three Months Ended
                                          -----------------------
                                           April 2,      April 3,
                                             2005          2004
                                           -------       -------

Net sales                                  $58,077       $54,397
Cost of goods sold                          43,726        41,981
                                           -------       -------
  Gross profit                              14,351        12,416

Selling, general and
  administrative expenses                   13,357        12,297
                                           -------       -------
Income from operations                         994           119

Other income (expense):
  Interest income                              388           272
  Interest expense                            (147)         (163)
  Other                                         13            19
                                           -------       -------
Income before income taxes                   1,248           247
Provision for income taxes                     500           100
                                           -------       -------
Net income                                 $   748       $   147
                                           =======       =======
Net income per share -        Basic          $0.18         $0.04
                                             =====         =====
                              Diluted        $0.18         $0.03
                                             =====         =====
Weighted average number
  of  shares outstanding -    Basic          4,103         4,077
                                             =====         =====
                              Diluted        4,125         4,204
                                             =====         =====

              (The accompanying notes are an integral part of these
                        unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                   Three Months Ended
                                                                -----------------------
                                                                  April 2,     April 3,
                                                                    2005         2004
                                                                  -------      -------
Cash flows from operating activities:
  Net income                                                      $   748      $   147
  Adjustments to reconcile income from operations
    to net cash (used in) provided by operating activities:
     Depreciation                                                     230          198
     Gain on sale of property                                         (20)         -
     Net deferred compensation expenses for executives                171          324
     Net change in operating assets and liabilities:
       Receivables                                                   (300)        (848)
       Inventories                                                 (1,658)      11,052
       Other assets                                                  (133)        (102)
       Accounts payable, accrued expenses and other liabilities    (6,085)      (8,138)
                                                                  -------      -------
     Net cash (used in) provided by operating activities           (7,047)       2,633
                                                                  -------      -------
Cash flows from investing activities:
  Sales of short-term investments                                  30,056           10
  Purchase of short-term investments                              (27,427)         -
  Capital expenditures - net                                         (354)         (41)
  Purchase of securities in deferred compensation fund
                                                                     (402)         -
                                                                  -------      -------
    Net cash provided by (used in) investing activities             1,873          (31)
                                                                  -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                                         (15)         (14)
  Proceeds from issuance of treasury stock                            118          168
  Purchase of treasury stock                                         (252)         -
                                                                  -------      -------
    Net cash (used in) provided by financing activities              (149)         154
                                                                  -------      -------
Net (decrease) increase in cash and cash equivalents               (5,323)       2,756
Cash and cash equivalents - beginning of period                    31,214       58,282
                                                                  -------      -------
Cash and cash equivalents - end of period                         $25,891      $61,038
                                                                  =======      =======
--------------------------------------------------------------------------------------

Supplementary disclosure of cash flow information:
Cash paid during the period for:
  Income taxes                                                     $3,777       $2,971
  Interest                                                              1            1
 Non-cash activity:
  Treasury stock from options exercised                               384          -
  Tax benefit relating to Common Stock Plans                          325          110

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

The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to data of the previous year to conform to the presentation of the current year.

Note 2 -  Summary of Critical and Other Significant Accounting Policies

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

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company reserves allowances for customer returns, trade discounts, co-op advertising, customer chargebacks, and for sales and markdown allowances given to the customer normally at the end of the selling seasons, which enable customers to markdown the retail sales prices. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

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

Reserves for Doubtful Accounts of Customers
-------------------------------------------
The Company maintains reserves for doubtful accounts of its customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. The Company does not normally require collateral for its trade receivables. The accounts of certain high-risk customers are factored with financial institutions or the Company purchases credit insurance for a portion of such accounts. If the financial condition of the Company's customers were to deteriorate and impair the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording addition reserves for doubtful accounts.

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

Short-Term Investments
----------------------
Short-term investments consist primarily of AAA rated auction bonds which normally have a 35 day liquidity. These investments are classified as "available for sale".

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO") for all inventory.

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

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount. Management has evaluated the carrying value of its long-lived assets and has determined that no impairment existed as of April 2, 2005.

Goodwill
--------
Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" are not amortized. Rather, goodwill is reviewed for impairment during the fourth quarter of each year or more often should impairment indicators exist. There has been no goodwill impairment recorded since adoption of SFAS No. 142.

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying amounts of the financial instruments are considered a reasonable estimate of their fair value at April 2, 2005, due to the short-term nature of the items.

Revenue Recognition
-------------------
The Company recognizes sales revenue upon shipment of goods to customers, net of the Company's estimate for co-op advertising, returns and allowances.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.

Shipping Costs
--------------
Costs to ship products to customers are expensed as incurred and are included in selling, general and administrative expenses.

Income Taxes
------------
Income taxes are recognized for financial reporting purposes during the period in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Earnings Per Common Share
-------------------------
Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding stock options.

Note 3 -  Inventories

A summary of inventories by component is as follows:

                                    April 2,   April 3,   Dec. 31,
      (In thousands)                  2005       2004       2004
------------------------------------------------------------------
Finished goods                      $11,973    $10,682    $10,212
Work-in-progress                         11         15         43
Raw materials and supplies               67        300        138
                                    -------    -------    -------
     Total                          $12,051    $10,997    $10,393
                                    =======    =======    =======

Note 4 - Revolving Credit Facility

The Company has a Revolving Credit Agreement ("Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, and cash on deposit in a pledged account, if any.

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At April 2, 2005, the Company had no outstanding borrowings and $65.0 million outstanding under letters of credit, which includes approximately $2.8 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At April 2, 2005, the Company had availability under the Revolving Credit Facility for borrowing of approximately $3.0 million.

Both the Credit Agreement and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial covenants and restrictions at April 2, 2005.

Note  5 - Earnings Per Share

Set forth in the table below is reconciliation by year of the numerator (income or (loss) and the denominator (shares) of the basic and diluted earnings per share ("EPS") computations.

                                   Three Months Ended              Three Months Ended
                                     April 2, 2005                   April 3, 2004
                            ----------------------------------------------------------------
(In thousands,              Numerator Denominator Per Share  Numerator Denominator Per Share
 except per share data)       Income     Shares     Amount     Income    Shares      Amount
                            ----------------------------------------------------------------
Basic EPS:
Net income                    $748       4,103       $0.18      $147      4,077      $0.04
Effect of dilutive             -            22         -         -          127      (0.01)
  securities-options        ----------------------------------------------------------------
Diluted EPS:
Net income                    $748       4,125       $0.18      $147      4,204      $0.03
                            ================================================================

Note  6 - Stock Split and Buyback

On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of outstanding common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record will be entitled to receive one additional share of common stock for each share of common stock held on the June record date. The stock split will result in the distribution of approximately 4,080,000 additional shares of common stock. Upon completion of the stock split, the number of outstanding shares of common stock will be approximately 8,160,000. On June 1, 2005, the Company's common stock will begin trading on NASDAQ at the new split-adjusted price.

Pro forma earnings per share amounts on a post-split basis would be as follows:

                                       Three Months Ended
                              ------------------------------------
                              April 2, 2005          April 3, 2004
                              -------------          -------------
Net income per share
  Basic -
    As reported                    $0.18                  $0.04
                                   -----                 ------
    Pro forma                      $0.09                  $0.02
                                   -----                 ------
  Diluted -
    As reported                    $0.18                  $0.03
                                   -----                 ------
    Pro forma                      $0.09                 $0.015
                                   -----                 ------

The Board of Directors of the Company also approved the repurchase of up to 200,000 shares (400,000 shares post-split) of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.

Note  7 - Contingencies

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition or results of operations.

During the fourth quarter of 2002, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. As a result of the failure of the suppliers to meet these obligations, the Company established a reserve in the amount of $7,540,000 for estimated losses for matters arising from these events. At April 2, 2005, these matters remain unresolved.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to future events. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to review and consider carefully the various disclosures made by the Company in its Annual Report on Form 10-K and other Securities and Exchange Commission filings, which advise interested parties of the factors that affect the Company's business.

Executive Overview
------------------
The Company is engaged exclusively in the apparel business through two wholly-owned subsidiaries - Hampshire Designers, which primarily designs and sell women's and men's sweaters, and Item-Eyes, which designs and sells a broad line of women's woven and knit related separates. The Company sells to approximately 250 retail customers, primarily in the United States, including major department stores, mass merchants, specialty retail stores and catalog companies. The Company's business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

The Company outsources the manufacture of its products, principally due to lower labor costs. The Company's established international sourcing network of manufacturers are located throughout the world, with the majority of the manufacturers being located in South East Asia. With the Company's dependence on international sources, the failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries could expose the Company to liability to its customers or cause customers to cancel orders or demand reduced prices for late delivery.

The Company continues to believe that one of its greatest exposures is the uncertainty arising from the elimination of quotas (the right to import the products) as of January 1, 2005 on imported products and the impact this will have on international trade, particularly in the apparel industry. This uncertainty includes any action that might be taken by the United States government as it monitors the effect of increased quantities, if any, on imported apparel in the retail market. A coalition of United States textile and apparel industry trade groups has requested the United States' government to protect product categories including products which the Company purchases from manufactures in foreign markets. The government has yet to respond to the request.

The Company, however, does not believe that the elimination of quotas will reduce the Company's cost to purchase its products. A portion of the price paid for quotas was used by foreign governments to subsidize the manufacture of the products. The elimination of quotas may result in manufacturers requiring higher prices for their products. Further, each participant in the supply chain may view the expiration of the quotas as an opportunity to increase the prices they charge. At the same time, the Company's customers continue to put downward pressure on prices. As a result of the foregoing, the Company does not believe that it has or will benefit from the elimination of quotas.

In a highly competitive retail climate the Company continues to remain focused on its customers' needs in terms of quality, value and service. The Company will attempt to minimize its exposure from foreign manufacturing by placing its contracts for production as far in advance as reasonably possible and by scheduling delivery of products in advance of the dates on which products are to be delivered to customers. However the Company is not able to forecast with any certainty its sales for the remainder of the year due to the competitive retail environment and uncertain outlook for retail sales.

RESULTS OF OPERATIONS

Three Months Ended April 2, 2005 and April 3, 2004

Net Sales
---------
Net sales for the three months ended April 2, 2005 were $58,077,000, compared with $54,397,000 for the same period last year, an increase of $3,680,000 or 6.8%. The increase resulted from additional net sales of women's related separates of approximately $12,100,000, offset in part by a decrease of approximately $8,400,000 in net sales of sweaters. The Company shipped approximately 5,000 dozen less units, or 1.0%, during the three months ended April 2, 2005 compared with the same period last year. The average net sales price per unit for the three months ended April 2, 2005 increased 7.8%, compared with the same period last year, primarily due to the mix in product shipped. Shipments of men's sweaters are not significant for this period of the year.

Gross Profit
------------
Gross profit for the three months ended April 2, 2005 was $14,351,000, compared with $12,416,000 for the same period last year. The $1,935,000 increase resulted primarily from the increased net sales during the current three-month period. In addition the gross profit comparison has been affected by a $1,200,000 reserve for estimated incremental customs costs related to importing merchandise from one of its suppliers established in the same period the prior year. As a percentage of net sales, gross profit margin was 24.7% for the three-month period of 2005, compared with 22.8% for the same period last year.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $13,357,000 for the three months ended April 2, 2005, compared with $12,297,000 for the same period last year. The increase of $1,060,000 resulted primarily from the increase in expenses incurred from the higher net sales in the current three-month period. As a percentage of net sales, SG&A expenses were 23.0% for the three-month period of 2005, compared with 22.6% for the same period last year.

Interest Income
---------------
Interest income for the three months ended April 2, 2005 was $388,000, compared with $272,000 for the same period last year. The increase resulted from higher average returns on investments and slightly higher amounts invested during the current three-month period.

Interest Expense
----------------
Interest expense for the three months ended April 2, 2005 was $147,000, compared with $163,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended April 2, 2005. Average borrowings during the three-month period ended April 2, 2005 were $5,644,000, compared with $7,577,000 for the same period last year.

Income Taxes
------------
The Company's provision for income tax for the three months ended April 2, 2005 was $500,000 compared with $100,000 for the same period last year. The effective income tax rate was 40.1% for the three months ended April 2, 2005, compared with 40.5% for the same period last year.

Net Income
----------
As a result of the foregoing, the Company had net income for the three months ended April 2, 2005 of $748,000, or $0.18 per diluted share, compared with net income of $147,000, or $0.03 per diluted share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, which consists of funding the seasonal buildup in inventories and accounts receivable and servicing long-term debt. Long-term debt service principally consists of annual principal payments of approximately $1.9 million. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its revolving credit facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations, borrowings under revolving credit lines and long-term debt.

Net cash used in operating activities was $7,047,000 for the three months ended April 2, 2005, as compared with net cash provided by operating activities of $2,633,000 in the same period last year. Net cash used in operating activities during the three months ended April 2, 2005 resulted primarily from a decrease in accounts payable, accrued expenses and other liabilities of $6,085,000 and an increase in inventory of $1,658,000, offset in part by net income for the current period of $748,000. The decrease in accounts payable, accrued expenses and other liabilities resulted primarily from the payment of 2004 incentive bonus compensation and income taxes.

Net cash provided by operating activities for the three months ended April 2, 2004 resulted primarily from a decrease in inventory of $11,052,000, offset by a decrease in accounts payable, accrued expenses and other liabilities of

$8,138,000. This activity resulted primarily from seasonality of the Company's business and its decision to minimize the men's business to be done in the spring.

Net cash provided by investing activities was $1,873,000 for the three months ended April 2, 2005, as compared with net cash used in investing activities of $31,000 for the same period last year. For the period ended April 2, 2005 the Company had net sales of short-term investments of $2,629,000 as compared to $10,000 for the same period the prior year. During the three-month periods ended April 2, 2005 and April 3, 2004 the Company used $354,000 and $41,000, respectively, on net capital expenditures. Additionally during the three month period ended April 2, 2005 the Company purchased securities in a deferred compensation fund for $402,000.

Net cash used in financing activities of operations was $149,000 for the three months ended April 2, 2005, as compared with net cash provided by financing activities of $154,000 for the same period last year. During the three months ended April 2, 2005 and April 3, 2004, the Company repaid long-term debt of $15,000 and $14,000, respectively, and had proceeds from the issuance of treasury stock of $118,000 and $168,000, respectively.

The balance sheets of April 2, 2005 when compared with April 3, 2004 the higher balances of inventories, account receivable and accounts payable are due to the increased sales volume for spring 2005, primarily in the women's related separate products. At April 3, 2004 in accrued expense and other liabilities the Company had accrued for approximately $2,600,000 due to a customer, had a reserve of approximately $1,150,000 for settlement of a contract matter and had an additional reserve of approximately $1,000,000 for an open issue with US Customs. The resolution of these matters was the primary reason for the decrease in accrued expense and other liabilities at April 3, 2005.

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

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable; cash deposited in a pledged account; inventory and a pledge of the common stock of the subsidiaries. At April 2, 2005, the Company had no outstanding borrowings and $65.0 million outstanding under letters of credit, which includes approximately $2.8 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At April 2, 2005, the Company had availability under the Revolving Credit Facility for borrowing of approximately $3.0 million.

Both the Credit Facility and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at April 2, 2005.

Management believes that cash flow from operations, available borrowings under the credit facility and long-term borrowings will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company's significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

The long-term debt of the Company is at fixed interest rates, which was at market when the debt was issued, but was above market on April 2, 2005. The short-term debt of the Company is at variable rates based on the prime interest rate of the lending institutions or, at the option of the Company, a fixed rate based on LIBOR, for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures
----------------------------------
As of April 2, 2005 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Exchange Act for the period indicated.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There have not been any changes in the Company's internal control over financial reporting during the three months ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. Management of the Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.

Item 2 - Changes in Securities

                     ISSUER PURCHASES OF EQUITY SECURITIES
                           COMMON STOCK, $0.10 PAR VALUE

                                                                       Maximum
                                                                      Number of
                                                 Total Number of   Shares that May
                       Total Number  Average    Shares Purchased       Yet Be
                        of Shares   Price Per  as Part of Publicly Purchase Under
          Period        Purchased     Share      Announced Plans      the Plans
---------------------------- ------------------------------------------------------
Month No. 1
-----------
Jan. 1 - Jan. 29          8,131      $31.00           8,131            12,144
Month No. 2
-----------
Jan. 30 - Feb. 26           -          -                -                 -
Month No. 3
-----------
Feb. 27 - April 2           -          -                -                 -
                         ----------------------------------------------------------
    Total                 8,131      $31.00           8,131            12,144
                         ==========================================================

Item 5 - Other Information

Stock Split and Buyback
-----------------------
On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of outstanding common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record will be entitled to receive one additional share of common stock for each share of common stock held on the June record date. The stock split will result in the distribution of approximately 4,080,000 additional shares of common stock. Upon completion of the stock split, the number of outstanding shares of common stock will be approximately 8,160,000. On June 1, 2005, the Company's common stock will begin trading on NASDAQ at the new split-adjusted price.

Pro forma earnings per share amounts on a post-split basis would be as follows:

                                                    Three Months Ended
                                            ----------------------------------
                                            April 2, 2005        April 3, 2004
                                            -------------        -------------
Net income per share
  Basic -
    As reported                                 $0.18                $0.04
                                                -----                -----
    Pro forma                                   $0.09                $0.02
                                                -----                -----
  Diluted -
    As reported                                 $0.18                $0.03
                                                -----                -----
    Pro forma                                   $0.09                $0.015
                                                -----                ------

The Board of Directors of the Company also approved the repurchase of up to 200,000 shares (400,000 shares post-split) of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.

Item 6 - Exhibits

Exhibit No.                      Description
----------     ----------------------------------------------------------------

  31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HAMPSHIRE GROUP, LIMITED
                                     (Registrant)



Date:    May 6, 2005                 /s/ Ludwig Kuttner
      ----------------               -----------------------------------------
                                     Ludwig Kuttner
                                     Chairman of the Board of Directors
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date:    May 6, 2005                 /s/ Charles W. Clayton
      ----------------               -----------------------------------------
                                     Charles W. Clayton
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date:    May 6, 2005                 /s/ Roger B. Clark
      ----------------               -----------------------------------------
                                     Roger B. Clark
                                     Vice President Finance
                                     (Principal Accounting Officer)