Form 10-Q
period 2005-07-02
HAMPSHIRE GROUP LTD
filed 2005-08-08
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended July 2, 2005.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.For the transition period from ________ to _________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class               Number of Shares Outstanding
            of Securities                      as of August 5, 2005
     -----------------------------         ----------------------------
     Common Stock, $0.10 Par Value                  8,160,384

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q


PART I-FINANCIAL INFORMATION                                              Page
                                                                          ----

Item 1 Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       July 2, 2005, July 3, 2004 and December 31, 2004                    3

       Unaudited Condensed Consolidated Statements of Income for
       the Six-Months and Three-Months Ended July 2, 2005 and
       July 3, 2004                                                        4

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the Six-Months Ended July 2, 2005 and July 3, 2004              5

       Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          12

Item 3 Quantitative and Qualitative Disclosures About Market Risk         18

Item 4 Controls and Procedures                                            19


PART II-OTHER INFORMATION

Item 1  Legal Proceedings                                                 19

Item 2  Unregistered Sale of Equity Securities
        and Use of Proceeds                                               20

Item 4  Submission of Matters to Vote of Security Holders                 20

Item 6  Exhibits                                                          20

Signatures                                                                21

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act          22

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act           24

                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              July 2,     July 3,     Dec. 31,
ASSETS                                         2005        2004         2004*
------                                        ------      ------      -------
Current assets:
  Cash and cash equivalents                 $ 47,477     $ 56,839     $ 31,214
  Short-term investments                       5,046          -         49,440
  Accounts receivable trade - net             19,161       11,018       31,776
  Accounts receivable - other                  2,588          842        1,292
  Inventories                                 55,427       41,671       10,393
  Other current assets                         8,304        8,093        5,857
                                            ----------------------------------
    Total current assets                     138,003      118,463      129,972

Fixed assets - net                             2,019        1,545        1,318
Goodwill                                       8,020        8,020        8,020
Other assets                                   2,140        2,754        1,470
                                           -----------------------------------
                                            $150,182     $130,782     $140,780
                                           ===================================

LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt         $  1,908      $ 1,930     $  1,901
  Accounts payable                            23,981       22,310        8,156
  Accrued expenses and other liabilities      12,258       10,931       19,141
                                            ----------------------------------
    Total current liabilities                 38,147       35,171       29,198

Senior notes - less current portion            2,909        4,687        3,750
Deferred compensation                          3,544        2,557        2,940
                                            ----------------------------------
    Total liabilities                         44,600       42,415       35,888
                                            ----------------------------------

STOCKHOLDERS' EQUITY
--------------------
Common Stock, $0.10 par value; issued
  8,243,784, 4,761,911 and 4,761,911;
  and outstanding 8,160,384, 4,059,615
  and 4,100,570                                  824          476          476
Additional paid-in capital                    34,069       32,900       33,682
Retained earnings                             72,114       78,787       93,114
Treasury stock                                (1,425)     (23,796)     (22,380)
                                            ----------------------------------
    Total stockholders' equity               105,582       88,367      104,892
                                            ----------------------------------
                                            $150,182     $130,782     $140,780
                                            ==================================

* Derived from the December 31, 2004 audited consolidated balance sheet. (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                           Six-Months Ended   Three-Months Ended
                                          ------------------ -------------------
                                           July 2,   July 3,   July 2,   July 3,
                                            2005      2004      2005      2004
                                            -----    ------    ------    ------
Net sales                                 $96,713   $80,649   $38,636   $26,252
Cost of goods sold                         73,774    60,631    30,048    18,650
                                          -------------------------------------
  Gross profit                             22,939    20,018     8,588     7,602

Selling, general and
  administrative expenses                  25,372    22,823    12,015    10,526
                                          -------------------------------------
Loss from operations                       (2,433)   (2,805)   (3,427)   (2,924)

Other income (expense):
  Interest expense                           (259)     (327)     (112)     (164)
  Interest income                             949       515       561       243
  Other                                        28        20        15         1
  Non-recurring income                      4,622       -       4,622       -
                                          -------------------------------------
Income (loss) before income taxes           2,907    (2,597)    1,659    (2,844)
Income tax (provision) benefit             (1,175)    1,050      (675)    1,150

                                          -------------------------------------
    Net income (loss)                     $ 1,732  ($ 1,547)  $   984   ($1,694)
                                          =====================================

Net income (loss) per share (*) Basic       $0.21    ($0.19)    $0.12    ($0.21)
                                          =====================================
                                Diluted     $0.21    ($0.19)    $0.12    ($0.21)
                                          =====================================

Weighted average number
  of shares outstanding (*)     Basic       8,193     8,154     8,180     8,154
                                          -------------------------------------
                                Diluted     8,230     8,154     8,210     8,154
                                          -------------------------------------

(*)  Adjusted for two-for-one stock split effective June 28, 2005.

              (The accompanying notes are an integral part of these
                        unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                 Six Months Ended
                                                                -------------------
                                                                 July 2,    July 3,
                                                                  2005       2004
                                                                 ------     ------
Cash flows from operating activities:
  Net income (loss)                                             $ 1,732    ($1,547)
  Adjustments to reconcile income from operations
    to net cash provided by (used in) operating activities:
    Depreciation                                                    465        393
    Net deferred compensation expenses for executives               602        408
    Net change in operating assets and liabilities:
      Receivables                                                11,319     16,786
      Inventories                                               (45,034)   (19,622)
      Other assets                                               (2,317)    (3,372)
      Accounts payable, accrued expenses and other liabilities    9,273      2,461
                                                               --------------------
    Net cash used in operating activities                       (23,960)    (4,493)
                                                               --------------------
Cash flows from investing activities:
  Sales of short-term investments                                71,821      5,010
  Purchase of short-term investments                            (27,427)       -
  Capital expenditures - net                                     (1,025)      (271)
  Purchase of securities in deferred compensation fund             (798)       -
                                                               --------------------
    Net cash provided by investing activities                    42,571      4,739
                                                               --------------------
Cash flows from financing activities:
  Repayment of long-term debt                                      (975)      (966)
  Proceeds from issuance of treasury stock                          439        322
  Purchase of treasury stock                                     (1,812)    (1,045)
                                                               --------------------
    Net cash used in financing activities                        (2,348)    (1,689)
                                                               --------------------
Net increase (decrease) in cash and cash equivalents             16,263     (1,443)
Cash and cash equivalents - beginning of period                  31,214     58,282
                                                               --------------------
Cash and cash equivalents - end of period                       $47,477    $56,839
                                                               ====================
-----------------------------------------------------------------------------------

Supplementary disclosure of cash flow information:
Cash paid during the period for:
  Income taxes                                                   $5,827     $2,973
  Interest                                                          231        301
Non-cash activity:
  Treasury stock from options exercised                             384        -
  Tax benefit relating to Common Stock Plans                        331        215
  Fixed assets acquired through long-term debt                      141        -

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

Note 2 - Summary of Critical and Other Significant Accounting Policies
----------------------------------------------------------------------
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company reserves allowances for customer returns, trade discounts, co-op advertising, customer chargebacks, and for sales and markdown allowances given to customers normally at the end of the selling seasons. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

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

Reserves for Doubtful Accounts of Customers
-------------------------------------------
The Company maintains reserves for doubtful accounts of its customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. The Company does not normally require collateral for its trade receivables. The accounts of certain high-risk customers are factored with financial institutions or the Company purchases credit insurance for a portion of such accounts. If the financial condition of the Company's customers were to deteriorate and impair the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional reserves for doubtful accounts.

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise on an individual SKU basis to determine the amount of reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, including Hampshire Designers, Item-Eyes and Keynote Services. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Short-Term Investments
----------------------
Short-term investments consist primarily of AAA rated auction bonds which normally have a 35-day liquidity. These investments are classified as "available for sale".

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

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount. Management has evaluated the carrying value of its long-lived assets and has determined that no impairment existed as of July 2, 2005.

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

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying amounts of the financial instruments are considered a reasonable estimate of their fair value at July 2, 2005, due to the short-term nature of the items.

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

Note 3 - Inventories
--------------------
A summary of inventories by component is as follows:
                                    July 2,      July 3,     Dec. 31,
        (In thousands)               2005         2004         2004
---------------------------------------------------------------------
Finished goods                     $55,373      $41,044      $10,212
Work-in-progress                         3          144           43
Raw materials and supplies              51          483          138
                                   ----------------------------------
   Total                           $55,427      $41,671      $10,393
                                   ==================================

Note 4 - Revolving Credit Facility
----------------------------------
The Company has a Revolving Credit Agreement ("Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, and cash on deposit in a pledged account, if any.

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. During the second quarter, the Company had cash in a pledged account of $20.0 million, but at July 2, 2005 this collateral was not required and the balance was reduced to zero. At July 2, 2005, the Company had no outstanding borrowings and $64.9 million outstanding under letters of credit, which includes $13.3 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At July 2, 2005, the Company had availability under the Revolving Credit Facility for borrowing of approximately $7.5 million.

Both the Credit Agreement and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial covenants and restrictions at July 2, 2005.

Note 5 - Non-Recurring  Income From Recovery of Improper Payments
-----------------------------------------------------------------
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons.

Management reported the misconduct to the Company's Audit Committee, who then engaged outside counsel to conduct an independent review of the matter.

The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $4,622,000 net of expenses incurred in connection with the investigation and settlement of the matter. In addition, the Company recouped from one of the former employees $1,391,000 relating to an employment contract termination settlement recorded in the fourth quarter of 2004.

The settlement, exclusive of the recoupment, has been included as "non-recurring income" in the consolidated statement of income for the three months and six months ended July 2, 2005, due to the unusual nature of the item.

Note 6 - Earnings Per Share
---------------------------
Set forth in the table below is a reconciliation by year of the numerator (income or (loss)) and the denominator (shares) of the basic and diluted earnings per share ("EPS") computations.

                                               Six Months Ended                 Six Months Ended
                                                  July 2, 2005                    July 3, 2004
                                      --------------------------------- --------------------------------
(In thousands, except per share data)   Numerator Denominator Per Share  Numerator Denominator Per Share
                                         Income     Shares      Amount    Income    Shares*     Amount
                                      --------------------------------- --------------------------------
Basic EPS:
Net income (loss)                        $1,732      8,193      $0.21    ($1,547)     8,154      ($0.19)
Effect of dilutive securities-options       -           37        -          -          -          -
                                      ------------------------------------------------------------------
Diluted EPS:
Net income (loss)                        $1,732      8,230      $0.21    ($1,547)     8,154      ($0.19)
                                      ==================================================================

                                               Three Months Ended              Three Months Ended
                                                  July 2, 2005                   July 3, 2004
                                      ---------------------------------- -------------------------------
(In thousands, except per share data)   Numerator Denominator Per Share  Numerator Denominator Per Share
                                         Income     Shares      Amount     Income   Shares*      Amount
                                      ---------------------------------- -------------------------------
Basic EPS:
Net income (loss)                          $984      8,180      $0.12    ($1,694)     8,154      ($0.21)
Effect of dilutive securities-options       -           30        -          -           -          -
                                      ------------------------------------------------------------------
Diluted EPS:
Net income (loss)                          $984      8,210      $0.12    ($1,694)     8,154      ($0.21)
                                      ==================================================================

*Adjusted for the two-for-one stock split effective June 28, 2005.

Note 7 - Stock Split and Buyback
--------------------------------
On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock which included 640,082 shares used from the Company's treasury stock account. Upon completion of the stock split, the number of issued shares of common stock was 8,243,784 of which 83,400 shares were held as treasury stock. The number of shares and per share data for all periods presented have been adjusted to reflect the stock split.

The Board of Directors of the Company also approved the repurchase of up to 400,000 shares (post-split) of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.

Note 8 - Contingencies
----------------------
The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition or results of operations.

During the fourth quarter of 2002, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. As a result of the failure of the suppliers to meet these obligations, the Company established a reserve in the amount of $7,540,000 for estimated losses for matters arising from these events. At July 2, 2005, these matters remain unresolved.

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

The Company continues to believe that one of its greatest exposures is the uncertainty arising from the elimination of quotas (the right to import the products) as of January 1, 2005 on imported products and the impact this will have on international trade, particularly in the apparel industry. This uncertainty includes any action that might be taken by the United States Government as it monitors the effect of increased quantities, if any, of imported apparel in the retail market. A coalition of United States textile and apparel industry trade groups has requested the United States' government to protect product categories including products which the Company purchases from manufacturers in foreign markets. The government has yet to respond to the request.

The Company, however, does not believe that the elimination of quotas, when considered with the effect of the revaluation of the Chinese currency and inflation, will reduce the Company's cost to purchase its products. A portion of the price paid for quotas was used by foreign governments to subsidize the manufacture of the products. The elimination of quotas may result in manufacturers requiring higher prices for their products. Further, each participant in the supply chain may view the expiration of the quotas as an opportunity to increase the prices they charge. At the same time, the Company's customers continue to put downward pressure on prices. As a result of the foregoing, the Company does not believe that it has or will benefit from the elimination of quotas.

In a highly competitive retail climate the Company continues to remain focused on its customers' needs in terms of quality, value and service. The Company will attempt to minimize its exposure from foreign manufacturing by placing its contracts for production as far in advance as reasonably possible and by scheduling delivery of products in advance of the dates on which products are to be delivered to customers. The Company however is not able to forecast with any certainty its sales for the remainder of the year due to the competitive retail environment and uncertain outlook for retail sales.

During the second quarter of 2005, the Company became aware that two former employees had been receiving commissions from a former vendor, which had not been disclosed to the Company and were received in violation of Company policy. These commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons.

Management reported the misconduct to the Company's Audit Committee, who then engaged outside counsel to conduct an independent review of the matter.

The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $4,622,000 net of expenses incurred in connection with the investigation and settlement of the matter. In addition, the Company recouped from one of the former employees $1,391,000 relating to an employment contract termination settlement recorded in the fourth quarter of 2004.

The  settlement,   exclusive  of  the  recoupment,  has  been  included  in  the consolidated statement of income for the three months and six months ended July 2, 2005 as "non-recurring income", due to the unusual nature of the item.

RESULTS OF OPERATIONS

Six Months Ended July 2, 2005 and July 3, 2004
----------------------------------------------
Net Sales
---------
Net sales for the six months ended July 2, 2005 were $96,713,000, compared with $80,649,000 for the same period last year, an increase of $16,064,000 or 19.9%. The increase resulted from additional net sales of women's related separates, offset in part by a decrease in net sales of sweaters. The Company shipped approximately 124,000 dozen more units, or 16.2%, during the six months ended July 2, 2005, compared with the same period last year. The average net sales price per unit for the six months ended July 2, 2005 increased 3.2%, compared with the same period last year, primarily due to the mix in product shipped.

Gross Profit
------------
Gross profit for the six months ended July 2, 2005 was $22,939,000, compared with $20,018,000 for the same period last year. The $2,921,000 increase resulted primarily from the increased net sales during the current six-month period. As a percentage of net sales, gross profit margin was 23.7% for the six-month period of 2005, compared with 24.8% for the same period last year. The decrease in gross profit margin resulted from higher allowances granted to customers for spring shipments in the current period.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $25,372,000 for the six months ended July 2, 2005, compared with $22,823,000 for the same period last year. The increase of $2,549,000 resulted primarily from the increase in expenses incurred from the higher net sales in the current six-month period. A a percentage of net sales, however, SG&A expenses for the six-month period of 2005 were only 26.2%, compared with 28.3% for the same period last year.

Interest Income
---------------
Interest income for the six months ended July 2, 2005 was $949,000, compared with $515,000 for the same period last year. The increase resulted from higher average returns on investments and slightly higher amounts invested during the current six-month period. For both reporting periods, all borrowing was at fixed interest rates.

Interest Expense
----------------
Interest expense for the six months ended July 2, 2005 was $259,000, compared with $327,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended July 2, 2005. Average borrowings during the six-month period ended July 2, 2005 were $5,540,000, compared with $8,380,000 for the same period last year.

Non-Recurring Income
--------------------
As previously described, during the six months ended July 2, 2005, the Company reported non-recurring income of $4,622,000, net of expenses.

Income Taxes
------------

The Company's provision for income tax for the six months ended July 2, 2005 was $1,175,000 compared with a benefit of $1,050,000 for the same period last year.

For the six months ended July 2, 2005, $1,867,000 of the tax provision for the period relates specifically to the non-recurring income described above, resulting in an income tax benefit of $692,000 for losses exclusive of non-recurring income. The effective income tax rate was 40.4% for the six months ended July 2, 2005, compared with 40.4% for the same period last year.

Net Income (Loss)
----------------
As a result of the foregoing, the Company had net income for the six months ended July 2, 2005 of $1,732,000, or $0.21 per diluted share, compared with net loss of $1,547,000, or $0.19 per diluted share for the same period last year. For the six months ended July 2, 2005, exclusive of the non-recurring income, net of related income taxes, the Company had a net loss of $1,023,000, or $0.12 per diluted share.

Three Months Ended July 2, 2005 and July 3, 2004
------------------------------------------------
Net Sales
---------
Net sales for the three months ended July 2, 2005 were $38,636,000, compared with $26,252,000 for the same period last year, an increase of $12,384,000 or 47.2%. The increase resulted from additional net sales of women's related separates, offset in part by a decrease in net sales of sweaters. The Company shipped approximately 129,000 dozen more units, or 50.0%, during the three months ended July 2, 2005 compared with the same period last year. The average net sales price per unit for the three months ended July 2, 2005 decreased 2.0%, compared with the same period last year, primarily due to the mix in product shipped and higher allowances granted to customers for spring shipments in the current period.

Gross Profit
------------
Gross profit for the three months ended July 2, 2005 was $8,588,000, compared with $7,602,000 for the same period last year. The $986,000 increase resulted primarily from the increased net sales during the current three-month period. In addition the gross profit for the three months ended July 3, 2004 was positively affected by $785,000 reduction to a reserve established in the first quarter of 2004 for customs costs related to importing merchandise. As a percentage of net sales, gross profit margin was 22.2% for the three-month period of 2005, compared with 29.0% for the same period last year. The decrease in gross profit margin resulted from the reserve reduction for the three months ended July 3, 2004 and higher allowances granted to customers for spring shipments in the current period.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $12,015,000 for the three months ended July 2, 2005, compared with $10,526,000 for the same period last year. The increase of $1,489,000 resulted primarily from the increase in expenses incurred from the higher net sales in the current three-month period. As a percentage of net sales, however, SG&A expenses for the three-month period of 2005 were 31.1%, compared with 40.1% for the same period last year. The reduction results primarily from the higher sales volume.

Interest Income
---------------
Interest income for the three months ended July 2, 2005 was $561,000, compared with $243,000 for the same period last year. The increase resulted from higher average returns on investments and slightly higher amounts invested during the current three-month period.

Interest Expense
----------------
Interest expense for the three months ended July 2, 2005 was $112,000, compared with $164,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended July 2, 2005. Average borrowings during the three-month period ended July 2, 2005 were $5,461,000, compared with $7,329,000 for the same period last year.

Non-Recurring Income
--------------------
As previously described, during the three months ended July 2, 2005, the Company reported non-recurring income of $4,622,000, net of expenses.

Income Taxes
------------
The Company's provision for income tax for the three months ended July 2, 2005 was $675,000 compared with a benefit of $1,150,000 for the same period last year. For the three months ended July 2, 2005, $1,867,000 of the tax provision for the period relates specifically to the non-recurring income described above, resulting in an income tax benefit of $1,192,000 for losses exclusive of non-recurring income. The effective income tax rate was 40.7% for the three months ended July 2, 2005, compared with 40.4% for the same period last year.

Net Income (Loss)
----------------
As a result of the foregoing, the Company had net income for the three months ended July 2, 2005 of $984,000, or $0.12 per diluted share, compared with a net loss of $1,694,000, or $0.21 per diluted share for the same period last year. For the three months ended July 2, 2005, exclusive of the non-recurring income net of related income tax, the Company had a net loss of $1,771,000, or $0.21 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, which consists of funding the seasonal buildup in inventories and accounts receivable and servicing long-term debt. Long-term debt service principally consists of annual principal payments of approximately $1.9 million. Due to the seasonality of the business, the Company generally reaches its maximum working capital requirement during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations, borrowings under revolving credit lines and long-term debt.

Net cash used in operating activities was $23,960,000 for the six months ended July 2, 2005, as compared with net cash used in operating activities of $4,493,000 for the same period last year. Net cash used in operating activities during the six months ended July 2, 2005 resulted primarily from an increase in inventory of $45,034,000, offset by a decrease in accounts receivable of $11,319,000 and an increase in accounts payable, accrued expenses and other liabilities of $9,273,000. The additional increase in inventory, accounts payable, accrued expenses and other liabilities in the period ending July 2, 2005 resulted from the Company's decision to bring inventory in earlier due to concerns of delays in importation of merchandise.

Net cash provided by operating activities for the six months ended July 3, 2004 resulted primarily from an increase in inventory of $19,622,000, offset by a decrease in accounts receivable of $16,786,000. This activity for both periods resulted primarily from the normal seasonality of the Company's business.

Net cash provided by investing activities was $42,571,000 for the six months ended July 2, 2005, as compared with net cash used in investing activities of $4,739,000 for the same period last year. For the period ended July 2, 2005 the Company had net sales of short-term investments of $44,394,000 as compared to $5,010,000 for the same period the prior year. During the six-month periods ended July 2, 2005 and July 3, 2004 the Company used $1,025,000 and $271,000, respectively, on net capital expenditures. Additionally, during the six-month period ended July 2, 2005, the Company purchased securities in a deferred compensation fund for $798,000.

Net cash used in financing activities was $2,348,000 for the six months ended July 2, 2005, as compared with net cash used in financing activities of $1,689,000 for the same period last year. During the six months ended July 2, 2005 and July 3, 2004, the Company repaid long-term debt of $975,000 and $966,000, respectively, purchased treasury stock in the amount of $1,812,000 and $1,045,000, respectively, and had proceeds from the issuance of treasury stock of $439,000 and $322,000, respectively.

For the balance sheets at July 2, 2005 when compared with July 3, 2004 the higher balances of accounts receivable are due to the increased sales volume for spring 2005, primarily in the women's related separate products. The higher balance in inventory and accounts payable at July 2, 2005 when compared with July 3, 2004 resulted from the Company's decision to accelerate the delivery of inventory in an effort to alleviate possible delays from Government embargoes and the expenses related thereto.

On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. To complete the distribution the Company elected to use approximately 640,000 shares of treasury stock, which was relieved at weighted average costs with the difference off-set in retained earnings. Distribution of the stock split resulted in distribution of approximately 4,120,000 additional shares of common stock. Upon completion of the stock split, the number of shares issued of common stock was approximately 8,240,000.

The Board of Directors of the Company also approved the repurchase of up to 400,000 shares (post-split) of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.

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

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable; cash deposited in a pledged account; inventory and a pledge of the common stock of the subsidiaries. At July 2, 2005, the Company had no outstanding borrowings and $64.9 million outstanding under letters of credit, which includes approximately $13.3 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. During the quarter, the Company had cash in a pledged account of $20.0 million. At July 2, 2005 this additional collateral was not required and the balance was zero. At July 2, 2005, the Company had availability under the Revolving Credit Facility for borrowing of approximately $7.5 million.

Both the Credit Facility and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures to a specified maximum amount. The Company was in compliance with the financial performance covenants and restrictions at July 2, 2005.

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

The long-term debt of the Company is at fixed interest rates, which was at market when the debt was issued, but was above market on July 2, 2005. The short-term debt of the Company is at variable rates based on the prime interest rate of the lending institutions or, at the option of the Company, a fixed rate based on LIBOR, for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

Item 4 - Controls and Procedures
--------------------------------
Disclosure Controls and Procedures
----------------------------------
As of July 2, 2005 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Exchange Act for the period indicated.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There have not been any changes in the Company's internal control over financial reporting during the six months ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------

The Company is from time to time involved in litigation incidental to the conduct of its business. Management of the Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

                        ISSUER PURCHASES OF EQUITY SECURITIES
                           COMMON STOCK, $0.10 PAR VALUE (*)

                                              Total Number of      Max Number of
                   Total Number   Average    Shares Purchased    Shares that May Yet
                   of Net Shares Price Per  as Part of Publicly  Be Purchased Under
    Period         Purchased (1)   Share      Announced Plans        the Plans
-----------------  ------------- --------- --------------------  ------------------
Month No. 1
Apr. 3 - Apr. 30      60,000       $19.41          60,000                -
Month No. 2
May 1 - May 28           -            -               -                  -
Month No. 3
May 29 - July 2          -            -               -                  -
                   ----------------------------------------------------------------
    Total             60,000       $19.41          60,000            364,288
                   ================================================================

(*) On March 17, 2005, the Board of Directors of the Company approved a two-for-one common stock split; therefore, the number of shares and price per share have been adjusted for the stock split effective June 28, 2005.

(1) These repurchases were made under a plan announced on May 9, 2005 for the purchase of up to 400,000 shares of common stock. The plan does not have an expiration date.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
At the Annual Meeting of Stockholders held on May 19, 2005, a proposal was submitted to the vote of stockholders for the election of five directors to serve until the 2006 Annual Meeting of Stockholders and until their successors are elected and qualified. The results of the vote of stockholders, on a pre-split basis, were as follows:

    Election as Director          For                   Withheld
    -------------------------------------------------------------
    Ludwig Kuttner             3,988,417                 7,317
    Dr. Joel Goldberg          3,985,734                10,000
    Michael Jackson            3,845,404               150,330
    Harvey L. Sperry           3,958,963                36,771
    Irwin W. Winter            3,814,493               181,241

Item 6 - Exhibits

Exhibit No.                           Description
------------    --------------------------------------------------------------
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

                                          HAMPSHIRE GROUP, LIMITED
                                          (Registrant)


Date: August 8, 2005                      /s/ Ludwig Kuttner
      --------------                      ------------------------
                                          Ludwig Kuttner
                                          Chairman of the Board of Directors
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: August 8, 2005                      /s/ Charles W. Clayton
      --------------                      ------------------------
                                          Charles W. Clayton
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date: August 8, 2005                      /s/ Roger B. Clark
      ---------------                     ------------------------
                                          Roger B. Clark
                                          Vice President Finance
                                          (Principal Accounting Officer)