Form 10-Q
period 2005-10-01
HAMPSHIRE GROUP LTD
filed 2005-11-14
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended October 1, 2005.
                                    or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the transition period from ________ to ________.


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


        (Registrant's Telephone Number, Including Area Code) 864-225-6232

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of Each Class                   Number of Shares Outstanding
      of Securities                          as of  November 4, 2005
-----------------------------             ----------------------------
Common Stock, $0.10 Par Value                      8,102,005

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1 Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       October 1, 2005, October 2, 2004 and December 31, 2004             3

       Unaudited Condensed Consolidated Statements of Income for
       the Nine Months and Three Months Ended October 1, 2005 and
       October 2, 2004                                                    4

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the Nine Months Ended October 1, 2005 and October 2, 2004      5

       Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         11

Item 3 Quantitative and Qualitative Disclosures About Market Risk        17

Item 4 Controls and Procedures                                           17


PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                 18

Item 2 Unregistered Sale of Equity Securities
       and Use of Proceeds                                               18

Item 6 Exhibits                                                          18

Signatures                                                               19

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act         20

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act          22

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                Oct. 1,     Oct. 2,    Dec. 31,
                                                 2005        2004       2004*
ASSETS                                        ---------------------------------
Current assets:
  Cash and cash equivalents                   $  5,498     $    94    $ 31,214
  Short-term investments                           -           -        49,440
  Accounts receivable trade - net               87,647      87,022      31,776
  Accounts receivable - other                      308       1,001       1,292
  Inventories                                   48,327      45,086      10,393
  Other current assets                           7,090       6,451       5,857
                                              --------------------------------
    Total current assets                       148,870     139,654     129,972

Fixed assets - net                               1,951       1,520       1,318
Goodwill                                         8,020       8,020       8,020
Other assets                                     3,169       2,777       1,470
                                              --------------------------------
                                              $162,010    $151,971    $140,780
                                              ================================
LIABILITIES
Current liabilities:
  Current portion of long-term debt           $  4,721    $  1,915    $  1,901
  Borrowings under line of credit                  -         1,700         -
  Accounts payable                              22,389      27,870       8,156
  Accrued expenses and other liabilities        19,314      17,549      19,141
                                              --------------------------------
    Total current liabilities                   46,424      49,034      29,198

Notes payable - less current portion                86       4,687       3,750
Deferred compensation                            4,038       2,723       2,940
                                              --------------------------------
    Total liabilities                           50,548      56,444      35,888
                                              --------------------------------

STOCKHOLDERS' EQUITY
Common Stock, $0.10 par value; issued
  8,243,784, 4,761,911 and 4,761,911; and
  outstanding 8,116,609, 4,074,615 and
  4,100,570                                        824         476         476
Additional paid-in capital                      34,069      32,900      33,682
Retained earnings                               79,041      85,439      93,114
Treasury stock                                  (2,472)    (23,288)    (22,380)
                                              --------------------------------
     Total stockholders' equity                111,462      95,527     104,892
                                              --------------------------------
                                              $162,010    $151,971    $140,780
                                              ================================

 * Derived from the December 31, 2004 audited consolidated balance sheet.

             (The accompanying notes are an integral part of these
                        unaudited financial statements.)

                           HAMPSHIRE GROUP, LIMITED
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                       Nine Months Ended     Three Months Ended
                                      -------------------- --------------------
                                       Oct. 1,    Oct. 2,    Oct. 1,    Oct. 2,
                                        2005        2004      2005       2004
                                      -------------------- --------------------
Net sales                             $220,305   $196,753   $123,592  $116,104
Cost of goods sold                     167,433    147,402     93,659    86,771
                                      -------------------- --------------------
  Gross profit                          52,872     49,351     29,933    29,333

Selling, general and
  administrative expenses               43,403     40,441     18,031    17,618
                                      -------------------- --------------------
Income from operations                   9,469      8,910     11,902    11,715

Other income (expense):
  Interest expense                        (365)      (496)      (106)     (169)
  Interest income                        1,102        634        153       119
  Non-recurring income                   4,622        -          -         -
  Other                                     81         20         53       -
                                      -------------------- --------------------
Income before income taxes              14,909      9,068     12,002    11,665
Provision for income taxes               6,250      3,675      5,075     4,725
                                      -------------------- --------------------
  Net income                          $  8,659   $  5,393   $  6,927  $  6,940
                                      ==================== ====================

Net income per share *     Basic         $1.06      $0.66      $0.85     $0.85
                                      ==================== ====================
                           Diluted       $1.05      $0.65      $0.85     $0.84
                                      ==================== ====================
Weighted average number
  of shares outstanding *  Basic         8,180      8,142      8,155     8,118
                                      ==================== ====================
                                         8,216      8,254      8,186     8,218
                           Diluted    ==================== ====================

(*) Weighted average number of shares outstanding and net income per share have been adjusted for the two-for-one stock split effective June 28, 2005.

        (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                   Nine Months Ended
                                                               -----------------------
                                                                  Oct. 1,    Oct. 2,
                                                                   2005       2004
                                                               -----------------------
Cash flows from operating activities:
  Net income                                                   $  8,659     $  5,393
  Adjustments to reconcile income from operations
    to net cash provided by (used in) operating activities:
    Depreciation                                                    693          598
    Net deferred compensation expenses for executives             1,041          574
    Net change in operating assets and liabilities:
      Receivables                                               (54,887)     (59,377)
      Inventories                                               (37,934)     (23,037)
      Other assets                                                  701       (1,753)
      Accounts payable, accrued expenses and other liabilities   12,956       14,639
                                                               ----------------------
      Net cash used in operating activities                     (68,771)     (62,963)
                                                               ----------------------
Cash flows from investing activities:
  Sales of short-term investments                                76,867        5,010
  Purchase of short-term investments                            (27,427)         -
  Capital expenditures - net                                     (1,185)        (451)
  Purchase of securities in deferred compensation fund           (1,796)         -
                                                               ----------------------
    Net cash provided by investing activities                    46,459        4,559
                                                               ----------------------
Cash flows from financing activities:
  Net borrowings under line of credit                               -          1,700
  Proceeds from issuance of treasury stock                          439          542
  Repayment of long-term debt                                      (985)        (981)
  Purchase of treasury stock                                     (2,858)      (1,045)
                                                               ----------------------
    Net cash (used in) provided by financing activities          (3,404)         216
                                                               ----------------------
Net decrease in cash and cash equivalents                       (25,716)     (58,188)
Cash and cash equivalents - beginning of period                  31,214       58,282
                                                               ----------------------
Cash and cash equivalents - end of period                       $ 5,498      $    94
                                                               ======================

Supplementary disclosure of cash flow information: Cash paid during the period for:
  Income taxes                                                   $6,970       $3,395
  Interest                                                          236          320
Non-cash activity:
  Treasury stock from options exercised                             384          -
  Tax benefit relating to Common Stock Plans                        331          215
  Fixed assets acquired through long-term debt                      141          -

(The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed consolidated financial statements are unaudited and include the accounts of Hampshire Group, Limited and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

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

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments. The Company reserves allowances for customer returns, trade discounts, co-op advertising, customer chargebacks, and for sales and markdown allowances given to customers normally at the end of the selling seasons. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances are anticipated and have been provided for and others may be requested by customers for the concluded seasons. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.

Reserves for Doubtful Accounts of Customers. The Company maintains reserves for doubtful accounts of its customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. The Company does not normally require collateral for its trade receivables. The accounts of certain high-risk customers are factored with financial institutions or the Company purchases credit insurance for a portion of such accounts. If the financial condition of the Company's customers were to deteriorate and impair the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional reserves for doubtful accounts.

Inventory Reserves. The Company analyzes out-of-season merchandise on an individual SKU basis to determine the amount of reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, including Hampshire Designers, Item-Eyes and Keynote Services. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash Equivalents. Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Short-Term Investments. Short-term investments consist primarily of AAA rated auction bonds which normally have a 35-day liquidity. These investments are classified as "available for sale".

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO") for all inventory.

Fixed Assets. Fixed assets are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of its long-lived assets based on criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount. Management has evaluated the carrying value of its long-lived assets and has determined that no impairment existed as of October 1, 2005.

Goodwill. Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" are not amortized. Rather, goodwill is reviewed for impairment during the fourth quarter of each year or more often should impairment indicators exist. There has been no goodwill impairment recorded since adoption of SFAS No. 142.

Financial Instruments. The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying amounts of the financial instruments are considered a reasonable estimate of their fair value at October 1, 2005, due to the short-term nature of the items.

Revenue Recognition. The Company recognizes sales revenue upon shipment of goods to customers, net of the Company's estimate for co-op advertising, returns and allowances.

Advertising Costs. Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.

Shipping Costs. Costs to ship products to customers are expensed as incurred and are included in selling, general and administrative expenses.

Income Taxes. Income taxes are recognized for financial reporting purposes during the period in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Earnings Per Common Share. Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding stock options.

Note 3 - Inventories

A summary of inventories by component is as follows:

                                  Oct. 1,    Oct. 2,     Dec. 31,
(In thousands)                      2005      2004         2004
-----------------------------------------------------------------
Finished goods                   $48,315     $44,785     $10,212
Work-in-progress                     -            12          43
Raw materials and supplies            12         289         138
                                 --------------------------------
Total                            $48,327     $45,086     $10,393
                                 ================================

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

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At October 1, 2005, the Company had no outstanding borrowings and $30.9 million outstanding under letters of credit, which includes $4.2 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At October 1, 2005, the Company had availability under the Revolving Credit Facility for borrowing of approximately $69.1 million.

Both the Credit Agreement and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limits capital expenditures and restricted payments to a specified maximum amount.

Both the Credit Agreement and the Senior Notes contain an aggregate limit of $1,500,000 on the repurchase of the Company's common stock. As of October l, 2005, the Company had repurchased a net amount of $2,516,000 of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the banks' party to the Credit Agreement have provided a waiver of the default and have amended the Credit Agreement to permit the Company to repurchase an aggregated $10,000,000 of its common stock. The holders of the Senior Notes have not waived the default. In the absence of such waiver, the Company has elected to prepay the remaining balance of $4,687,500 Senior Notes outstanding, which amount will be subject to a prepayment penalty of approximately $160,000. Since the Company will be making full payment of the outstanding balnace of the Senior Notes on November 14, 2005, the total balance outstanding has been classified as a current liability in the balance sheet as of October 1, 2005.

Note 5 - Non-Recurring  Income From Recovery of Improper Payments

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

The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $4,622,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as "non-recurring income" in the consolidated statement of income for the nine months ended October 1, 2005, due to the unusual nature of the item. In addition, the Company recouped from one of the former employees $1,391,000 relating to an employment contract termination settlement recorded in the fourth quarter of 2004.

Note 6 - Earnings Per Share

Set forth in the table below is a reconciliation by year of the numerator (income) and the denominator (shares) of the basic and diluted earnings per share ("EPS") computations.

                                                 Nine Months Ended             Nine Months Ended
                                                  October 1, 2005               October 2, 2004
                                        ------------------------------- --------------------------------
(In thousands, except per share data)   Numerator Denominator Per Share  Numerator Denominator Per Share
                                         Income     Shares      Amount    Income    Shares *     Amount
                                        ------------------------------- --------------------------------
Basic EPS:
Net income                               $8,659      8,180      $1.06     $5,393      8,142      $0.66
Effect of dilutive securities-options       -           36      (0.01)       -          112      (0.01)
                                        ------------------------------- --------------------------------
Diluted EPS:
Net income                               $8,659      8,216      $1.05     $5,393      8,254      $0.65
                                        =============================== ================================
--------------------------------------------------------------------------------------------------------
                                                 Three Months Ended             Three Months Ended
                                                  October 1, 2005                October 2, 2004
                                        ------------------------------- --------------------------------
(In thousands, except per share data)   Numerator Denominator Per Share  Numerator Denominator Per Share
                                         Income     Shares      Amount    Income    Shares *     Amount
                                        ------------------------------- --------------------------------
Basic EPS:
Net income                               $6,927      8,155      $0.85     $6,940      8,118      $0.85
Effect of dilutive securities-options       -           31        -          -          100      (0.01)
                                        ------------------------------- --------------------------------
Diluted EPS:
Net income                               $6,927      8,186      $0.85     $6,940      8,218      $0.84
                                        =============================== ================================

*Adjusted for the two-for-one stock split effective June 28, 2005.

Note 7 - Stock Split and Buyback

On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the Company's treasury stock account. Upon completion of the stock split, the number of issued shares of common stock was 8,243,784 of which 83,400 shares were held as treasury stock. The number of shares and per share data for all periods presented have been adjusted to reflect the stock split.

On March 17, 2005, the Board of Directors of the Company also approved the repurchase of up to 400,000 shares (post-split) of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.

Note 8 - Contingencies

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition or results of operations.

During the fourth quarter of 2002, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7,540,000 for costs of inventory purchases arising from these events. At October 1, 2005, these matters remain unresolved.

Note 9 - Subsequent Event

On October 3, 2005, the Company, through its wholly owned subsidiary SB Corporation, consummated the acquisition of the David Brooks(R) business from the Kellwood Company. The assets purchased, consisting of inventory and trade name, were acquired for $2,460,000 in cash. Under the terms of the purchase agreement, the Company will make additional payments to the Kellwood Company through 2008 based on the net sales of products bearing the name David Brooks.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to future events. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to review and consider carefully the various disclosures made by the Company in its Annual Report on Form 10-K and other Securities and Exchange Commission filings, which advise interested parties of the factors that affect the Company's business.

Executive Overview
The Company is engaged exclusively in the apparel business through two wholly-owned subsidiaries - Hampshire Designers, which primarily designs and sell women's and men's sweaters, and Item-Eyes, which designs and sells a broad line of women's woven and knit related separates. The Company sells to approximately 250 retail customers (excluding customers of David Brooks), primarily in the United States, including major department stores, mass merchants, specialty retail stores and catalog companies. The Company's business is highly seasonal with the majority of sales occurring in the third and fourth quarters of the year.

The Company out sources the manufacture of its products, principally due to lower labor costs. The Company's established international sourcing network of manufacturers are located throughout the world, with the majority of the manufacturers being located in South East Asia. With the Company's dependence on international sources, the failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries could expose the Company to liability to its customers or cause customers to cancel orders or demand reduced prices for late delivery.

The Company continues to believe that one of its greatest exposures is the uncertainty arising from the elimination of quotas (the right to import the products) as of January 1, 2005 on imported products and the impact this will have on international trade, particularly in the apparel industry. This uncertainty includes any action that might be taken by the United States government as it monitors the effect of increased quantities, if any, of imported apparel in the retail market. A coalition of United States textile and apparel industry trade groups has requested the United States government to protect product categories including products which the Company purchases from manufacturers in foreign markets. The government has yet to respond to the request.

The Company, however, does not believe that the elimination of quotas will reduce the Company's cost to purchase its products. A portion of the price paid for quotas was used by foreign governments to subsidize the manufacture of the products. The elimination of quotas may result in manufacturers requiring higher prices for their products. Further, each participant in the supply chain may view the expiration of the quotas as an opportunity to increase the prices they charge. At the same time, the Company's customers continue to put downward pressure on prices. As a result of the foregoing, the Company does not anticipate an effect on near term gross profit or earnings from the elimination of quotas.

In a highly competitive retail climate, the Company continues to remain focused on its customers' needs in terms of quality, value and service. The Company will attempt to minimize its exposure from foreign manufacturing by placing its contracts for production as far in advance as reasonably possible and by scheduling delivery of products in advance of the dates on which products are to be delivered to customers. The Company, however, is not able to forecast with any certainty its sales for the remainder of the year due to the competitive retail environment and uncertain outlook for retail sales.

As reported in the second quarter of 2005, the Company became aware that two former employees had been receiving commissions from a former vendor, which had not been disclosed to the Company and were received in violation of Company policy. These commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons.

The Company reached a settlement prior to the commencement of legal proceedings. Pursuant to the settlement, the Company received $4,622,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement, exclusive of the recoupment, has been included in the consolidated statement of income for the nine months ended October 1, 2005 as "non-recurring income", due to the unusual nature of the item. In addition, the Company recouped from one of the former employees $1,391,000 relating to an employment contract termination settlement recorded in the fourth quarter of 2004.

Acquisition of the David Brooks(R)
On October 3, 2005, the Company, through its wholly owned subsidiary SB Corporation, consummated the acquisition of the David Brooks(R) business from the Kellwood Company. David Brooks has a longstanding reputation for supplying comfort and fashion in the women's "better" priced market and is an implementation of Hampshire's diversification and expansion strategy. Net sales for the business for 2006 are projected to be $12 range. David Brooks' products are sold through upscale department stores and over 800 specialty stores in the United States.

The assets, consisting of inventory and trade name, were acquired for $2,460,000 in cash. Under the terms of the purchase agreement, the Company will pay a royalty to the Kellwood Company on the net sales of products using the name David Brooks(R) through 2008.

RESULTS OF OPERATIONS

Nine Months Ended October 1, 2005 and October 2, 2004

Net Sales
Net sales for the nine months ended October 1, 2005 were $220,305,000, compared with $196,753,000 for the same period last year, an increase of $23,552,000 or 12.0%. The increase resulted from additional net sales of women's related separates, offset in part by a decrease in net sales of sweaters. The Company shipped approximately 177,000 dozen more units, or 10.1%, during the nine months ended October 1, 2005, compared with the same period last year. The average net sales price per unit for the nine months ended October 1, 2005 increased 1.7%, compared with the same period last year, primarily due to the product mix.

Gross Profit
Gross profit for the nine months ended October 1, 2005 was $52,872,000, compared with $49,351,000 for the same period last year. The $3,521,000 increase resulted primarily from the increased net sales during the current nine-month period. As a percentage of net sales, gross profit margin was 24.0% for the nine-month period of 2005, compared with 25.1% for the same period last year. The decrease in gross profit margin resulted primarily from higher allowances granted to customers in the current period and the product mix.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $43,403,000 for the nine months ended October 1, 2005, compared with $40,441,000 for the same period last year. The increase of $2,962,000 resulted primarily from the increase in expenses incurred from the higher net sales in the current nine-month period. As a percentage of net sales, however, SG&A expenses for the nine-month period of 2005 were 19.7%, compared with 20.6% for the same period last year.

Interest Income
Interest income for the nine months ended October 1, 2005 was $1,102,000, compared with $634,000 for the same period last year. The increase resulted from higher average returns on investments and slightly higher amounts invested during the current nine-month period.

Interest Expense
Interest expense for the nine months ended October 1, 2005 was $365,000, compared with $496,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended October 1, 2005. Average borrowings during the nine-month period ended October 1, 2005 were $5,321,000, compared with $7,241,000 for the same period last year.

Non-Recurring Income
As previously described, during the nine months ended October 1, 2005, the Company reported non-recurring income of $4,622,000, net of expenses.

Income Taxes
The Company's provision for income tax for the nine months ended October 1, 2005 was $6,250,000 compared with $3,675,000 for the same period last year. For the nine months ended October 1, 2005, $1,867,000 of the tax provision for the period relates specifically to the non-recurring income described above, resulting in an income tax provision of $4,383,000 for income exclusive of non-recurring income. The effective income tax rate was 41.9% for the nine months ended October 1, 2005, compared with 40.9% for the year ended December 31, 2004. The increase in the effective tax rate primarily resulted from a shift in the applicable state income taxes.

Net Income
As a result of the foregoing, the Company had net income for the nine months ended October 1, 2005 of $8,659,000, or $1.05 per diluted share, compared with $5,393,000, or $0.65 per diluted share for the same period last year. For the nine months ended October 1, 2005, exclusive of the non-recurring income, net of related income taxes, the Company had a net income of $5,904,000, or $0.72 per diluted share.

Three Months Ended October 1, 2005 and October 2, 2004

Net Sales
Net sales for the three months ended October 1, 2005 were $123,592,000, compared with $116,104,000 for the same period last year, an increase of $7,488,000 or 6.5%. The increase resulted from additional net sales of both women's related separates and sweaters. The Company shipped approximately 53,000 dozen more units, or 5.4%, during the three months ended October 1, 2005 compared with the same period last year. The average net sales price per unit for the three months ended October 1, 2005 increased 1.0%, compared with the same period last year, primarily due to the product mix.

Gross Profit
Gross profit for the three months ended October 1, 2005 was $29,933,000, compared with $29,333,000 for the same period last year. The $600,000 increase resulted primarily from the increased net sales during the current three-month period. As a percentage of net sales, gross profit margin was 24.2% for the three-month period of 2005, compared with 25.3% for the same period last year. The decrease in gross profit margin resulted primarily from higher allowances granted to customers in the current period and the product mix.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $18,031,000 for the three months ended October 1, 2005, compared with $17,618,000 for the same period last year. The increase of $413,000 resulted primarily from the increase in expenses incurred from the higher net sales in the current three-month period. As a percentage of net sales, however, SG&A expenses for the three-month period of 2005 were 14.6%, compared with 15.2% for the same period last year.

Interest Income
Interest income for the three months ended October 1, 2005 was $153,000, compared with $119,000 for the same period last year. The increase resulted from higher average returns on investments and slightly higher amounts invested during the current three-month period.

Interest Expense
Interest expense for the three months ended October 1, 2005 was $106,000, compared with $169,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended October 1, 2005. Average borrowings during the three-month period ended October 1, 2005 were $4,812,000, compared with $6,744,000 for the same period last year.

Income Taxes
The Company's provision for income tax for the three months ended October 1, 2005 was $5,075,000 compared with a benefit of $4,725,000 for the same period last year. The effective income tax rate was 42.3% for the three months ended October 1, 2005, compared with 40.9% for the year ended December 31, 2004. The increase in the effective tax rate primarily resulted from a shift in the applicable state income taxes.

Net Income
As a result of the foregoing, the Company had net income for the three months ended October 1, 2005 of $6,927,000, or $0.85 per diluted share, compared with net income of $6,940,000, or $0.84 per diluted share for the same period last year.

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

Net cash used in operating activities was $68,771,000 for the nine months ended October 1, 2005, as compared with net cash used in operating activities of $62,963,000 for the same period last year. Net cash used in operating activities during the nine months ended October 1, 2005 resulted primarily from an increase in inventory of $37,934,000 and an increase in accounts receivable of $54,887,000 offset by an increase in accounts payable, accrued expenses and other liabilities of $12,956,000.

Net cash used in operating activities for the nine months ended October 1, 2004 resulted primarily from increase in inventory of $23,037,000 and an increase in accounts receivable of $59,377,000 offset by an increase in accounts payable, accrued expenses and other liabilities of $14,639,000. This activity for both periods resulted primarily from the normal seasonality of the Company's business.

Net cash provided by investing activities was $46,459,000 for the nine months ended October 1, 2005, as compared with net cash provided by investing activities of $4,559,000 for the same period last year. For the period ended October 1, 2005 the Company had net sales of short-term investments of $49,440,000 as compared to $5,010,000 for the same period the prior year. During the nine-month periods ended October 1, 2005 and October 2, 2004 the Company used $1,185,000 and $451,000, respectively, on net capital expenditures. Additionally, during the nine-month period ended October 1, 2005, the Company purchased securities in a deferred compensation fund for $1,796,000.

Net cash used in financing activities was $3,404,000 for the nine months ended October 1, 2005, as compared with net cash provided by financing activities of $216,000 for the same period last year. During the nine months ended October 1, 2005 and October 2, 2004, the Company repaid long-term debt of $985,000 and

$981,000, respectively, purchased treasury stock in the amount of $2,858,000 and $1,045,000, respectively, and had proceeds from the issuance of treasury stock of $439,000 and $542,000, respectively. Additionally during the nine months ended October 2, 2004, the Company had net borrowings under its line of credit in the amount of $1,700,000.

On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. To complete the distribution the Company elected to use approximately 640,000 shares of treasury stock, which was relieved at weighted average costs with the difference off-set in retained earnings. Distribution of the stock split resulted in distribution of approximately 4,120,000 additional shares of common stock. Upon completion of the stock split, the number of shares of common stock issued was approximately 8,240,000.

On March 17, 2005, the Board of Directors of the Company also approved the repurchase of up to 400,000 shares (post-split) of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.

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

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized, pari passu with the Company's Senior Notes ("Senior Notes"), principally by the trade accounts receivable; cash deposited in a pledged account; inventory and a pledge of the common stock of the subsidiaries. At October 1, 2005, the Company had no outstanding borrowings, had no cash deposited in a pledged account, and $30.9 million outstanding under letters of credit, which includes approximately $4.2 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At October 1, 2005, the Company had availability under the Revolving Credit Facility for borrowing of approximately $69.1 million. At October 2, 2004, there was $1.7 million outstanding in borrowings under its Credit Facility.

Both the Credit Facility and the Senior Notes contain financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limits capital expenditures and restricted payments to a specified maximum amount.

Both the Credit Agreement and the Senior Notes contain an aggreagte limit on the repurchase of the Company's common stock. As of October 1, 2005, the Company had repurchased a net amount of $2,516,000 of its common stock and had made commitments to repurchase an additional of $1,500,000. As of October l, 2005, the Company had repurchased a net amount of $2,516,000 of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the banks party to the Credit Agreement have provided a waiver of the default and have amended the Credit Agreement to permit the Company to repurchase an aggregated $10,000,000 of its common stock. The holders of the Senior Notes have not waived the default. In the absence of such waiver, the Company has elected to prepay the remaining balance of $4,687,500 Senior Notes outstanding, which amount will be subject to a prepayment penalty of approximately $160,000. Since the Company will be making full payment of the outstanding balance of the Senior Notes on November 14, 2005, the total balance outstanding has been classified as a current liability in the balance sheet as of October 1, 2005.

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

The long-term debt of the Company is at fixed interest rates, which was at market when the debt was issued, but was above market on October 1, 2005. The short-term debt of the Company is at variable rates based on the prime interest rate of the lending institutions or, at the option of the Company, a fixed rate based on LIBOR, for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.


Item 4 - Controls and Procedures

Disclosure Controls and Procedures
As of October 1, 2005 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Exchange Act for the period indicated.

Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the nine months ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

                    ISSUER PURCHASES OF EQUITY SECURITIES
                        COMMON STOCK, $0.10 PAR VALUE
                                                   Total Number of    Max Number of Shares
                   Total Number   Average Price   Shares Purchased       that May Yet Be
                    Of Net Shares   Price Per    as Part of Publicly   Purchased Under the
    Period           Purchased        Share       Announced Plans (1)         Plans
------------------------------------------------------------------------------------------
Month No. 1
July 3 - July 30       1,100         $19.90           1,100                   -
Month No. 2
July 31 - Aug. 27        -              -               -                     -
Month No. 3
Aug. 27 - Oct. 1      42,675          24.00          42,675                   -
------------------------------------------------------------------------------------------
    Total             43,775         $23.90          43,775               320,513
==========================================================================================

(1) These repurchases were made under a plan announced on May 9, 2005 for the purchase of up to 400,000 shares of common stock. The plan does not have an expiration date.

Item 6 - Exhibits

Exhibit No.                             Description
------------ -----------------------------------------------------------------
   31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                      HAMPSHIRE GROUP, LIMITED
                                      (Registrant)


Date: November 8, 2005                /s/ Ludwig Kuttner
      ----------------                -----------------------------
                                      Ludwig Kuttner
                                      Chairman of the Board of Directors
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 8, 2005                /s/ Charles W. Clayton
      ----------------                -----------------------------
                                      Charles W. Clayton
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date: November 8, 2005                /s/ Roger B. Clark
      ----------------                -----------------------------
                                      Roger B. Clark
                                      Vice President Finance
                                      (Principal Accounting Officer)