Form 10-K
period 2005-12-31
HAMPSHIRE GROUP LTD
filed 2006-03-13
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  For the fiscal year ended December 31, 2005.
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.   For the transition period from ______ to_______.

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

                             1924 PEARMAN DAIRY ROAD
                      ANDERSON, SOUTH CAROLINA 29625-1303
    ------------------------------------------------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

       (Registrant's Telephone Number, Including Area Code) (864) 231-1200

Securities  registered  pursuant to Section  12(b) of the Act:  (Title of class)
None.

Securities registered pursuant to Section 12(g) of the Act: (Title of class) Common Stock, $0.10 Par Value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]   Accelerated Filer [X]  Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of March 3, 2006, the Registrant had outstanding 7,873,105 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement, relative to its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            HAMPSHIRE GROUP, LIMITED
                               2005 ANNUAL REPORT
                                Table of Contents

Part I                                                                    Page
  Item 1  Business                                                          3
  Item 1A Risk Factors                                                      7
  Item 1B Unresolved Staff Comments                                        10
  Item 2  Properties                                                       10
  Item 3  Legal Proceedings                                                11
  Item 4  Submission of Matters to a Vote of Security Holders              11

Part II
  Item 5  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities              11
  Item 6  Selected Financial Data                                          13
  Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14
  Item 7A Quantitative and Qualitative Disclosures About Market Risk       22
  Item 8  Financial Statements and Supplementary Data                      22
  Item 9  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                            22
  Item 9A Controls and Procedures                                          22
  Item 9B Other Information                                                22

Part III
  Item 10 Directors and Executive Officers of the Registrant               23
  Item 11 Executive Compensation                                           23
  Item 12 Security Ownership of Certain Beneficial Owners
            and Management                                                 23
  Item 13 Certain Relationships and Related Transactions                   23
  Item 14 Principal Accountant Fees and Services                           23

Part IV
  Item 15 Exhibits and Financial Statement Schedules                       24

Signature Page                                                             26

Certifications of Management                                               28

Consolidated Financial Statements                                         F-1

Notes to Consolidated Financial Statements                                F-7

Report of Management on Internal Control Over Financial Reporting         F-20

Reports of Independent Registered Public Accounting Firm                  F-21

                                     PART I

ITEM 1 - BUSINESS

General
-------
Hampshire Group, Limited is a holding company that markets apparel for men and women through four wholly-owned subsidiaries: Hampshire Designers, Inc.,
Item-Eyes, Inc., SB Corporation (doing business as David Brooks) and Shane Hunter, Inc.

We believe that Hampshire Designers is the largest designer and marketer of sweaters in North America. Item-Eyes is a leading designer and marketer of related separates. David Brooks(R), which we acquired in October 2005, designs and markets a range of women's sportswear for the "better" market and Shane Hunter, which we acquired in January 2006, designs and markets apparel in children, juniors, missy, petite and maternity sizes to mass merchant retailers.

Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, mass market retailers and specialty stores. All of our companies source the manufacture of their products through quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.

Strengths and Strategy
----------------------
Our primary strength is our ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities which permit us to deliver quality merchandise at a competitive price to our markets, which are primarily located within the United States.

The process for the design and development of our products depends on whether the product is branded or private-label. Branded products are designed by our experienced design team, incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with manufacturers, resulting in a high-quality product to meet specified price points. Private label products are designed by our design team in collaboration with the retailers, under whose labels the products will be marketed.

The quality of our garments is assured in a variety of ways. Each garment is manufactured using the finest quality yarns and each must undergo a rigorous quality assurance checks. In international sourcing, we use our own personnel, as well as factory personnel, independent inspection agencies and independent
-------------------------------------------------------------------------------
          Cautionary Disclosure Regarding Forward-Looking Statements

When used in this document in general and in the Outlook Section of Management's Discussion and Analysis in particular, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect the Company's business in this report, as well as the other filings of the Company under the United States of America Securities Exchange Act of 1934.
-------------------------------------------------------------------------------
test labs to ensure that our products meet the high quality standards required by our customers. In some instances, direct field audits are performed by our personnel, and from time to time by customers' quality control personnel.

All of our distribution is coordinated through domestic facilities, primarily through public warehouses located in California. These distribution facilities are linked electronically to the majority of our customers using our Quick Response program and an Electronic Data Interchange, or EDI, system. By
providing   just-in-time   delivery  of  merchandise  through  our  distribution
facilities in the United States and through sophisticated order fulfillment techniques, we provide an important value-added service to our customers.

Through the acquisitions of David Brooks and Shane Hunter, we have taken significant steps forward in achieving our long-term strategy of building a more diversified apparel company. David Brooks has positioned us to enter the women's better market and should serve as a strong building block for future growth in this market. Shane Hunter's product mix allows us to serve our customers needs for children's, juniors' and maternity sizes and their position with mass merchant retailers significantly strengthens our opportunities in that area.

Organization
------------
We have a long history of providing women's and men's branded and private-label sweaters and women's woven and knit related separates to the moderate-price sector of most major department stores and mass merchants in the United States as well as specialty retail store chains and catalog companies. Through our acquisition of David Brooks, we increased our offerings to the better market and to our specialty store distribution channel. With our recent acquisition of Shane Hunter, we have strengthened our distribution channel to mass merchants and broadened our product offerings to include children's, juniors' and maternity sizes. We use both our own sales force and independent sales representatives to sell our products. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends.

Products
--------
We have significantly expanded and diversified our product lines. A decade ago, our product line primarily consisted of women's full-fashion, Luxelon(R) (acrylic yarn) sweaters marketed under the Designers Originals(R) label. Although Designers Originals, which is celebrating its 50th anniversary in 2006, remains an important brand for us, our expanded product line permits us to supply many more departments of our existing customers and helps us attract new customers.

Hampshire Designers - Hampshire Designers serves the entire market from "better" down through the mass merchant market. For women, in addition to the Designers Original line, we offer sweaters under the brands Hampshire Studio(R), Mercer Street Studio(R), DO by Designers Originals(R), Levi's(R), as well as various private labels of our customers. Hampshire Studio and Mercer Street Studio are labels used for specific customers on distinct lines of sweaters. DO by Designers Originals is a new line of sweaters that we are introducing during 2006 that will feature more contemporary styling.

For men and young men, we offer sweaters under the licensed names of Geoffrey Beene(R), Dockers(R) and Levi's(R), as well as various private labels of our customers. In addition, we also utilize two of our own brands, Nick Danger(R) and Spring + Mercer(R). Nick Danger offers contemporary sweaters, knits, wovens and bottoms to the moderate market, while Spring + Mercer is a more upscale line featuring cashmere and luxury blend sweaters, as well as knit and woven tops. The emphasis with each of the brands is on compelling products that feature high quality and great value. These brands cover the entire range of department store offerings, from middle-of-the-road, "main floor" styles to fashion-forward, designer sweaters for the "better" departments of our customers.

Item-Eyes - Item-Eyes offers related sportswear, including jackets, sweater, pants, skirts and "soft dressing", targeted toward the moderate market under labels such as Requirements(R), RQT by Requirements(R), R.E.Q. by Requirements(R), Tara Ryan(R) and Nouveaux(R), as well as the private labels of our customers.

David Brooks - David Brooks offers a complete line of classic American sportswear to the women's "better" market, including jackets, sweaters, knits, wovens and bottoms, under both the David Brooks label and the private labels of our customers.

Shane Hunter - Shane Hunter offers apparel in children, junior, missy, petite and maternity sizes to mass merchant retailers under our own Aqua-Blues(R) label, as well as the private labels of our customers.

Customers
---------
We have long-term relationships with many of our customers. We sell our products principally into the moderate-price sector of most major department stores and mass merchants in the United States and also to specialty retail stores and catalog companies. Over the past few years, we have seen a decrease in the number of our significant customers due to the consolidation of the retail industry; however, we do not believe that the overall number of retail stores selling our products has decreased. We continue to seek new international markets for our products and, domestically, we have begun a number of new initiatives, primarily through Nick Danger, David Brooks and Shane Hunter to grow our specialty store and mass merchant business.

Sales to our three largest customers, Kohl's Department Stores, May Company and JC Penney Company during 2005, represented 25%, 9% and 7%, respectively, of total annual sales. These same three customers represented 18%, 9% and 9%, respectively, of total sales during 2004; and 15%, 14%, and 10%, respectively, of total sales during 2003. Our five largest customers accounted for approximately 54% of total sales in 2005, compared with 50% and 52% in 2004 and 2003, respectively. For each of the last three years, more than 96% of our sales were to customers located in the United States. Sales outside of the United States were principally to customers in Canada.

Competition
-----------
The apparel market remains highly competitive. Competition is primarily based on product design, price, quality and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from manufacturers located in Southeast Asia. We also compete for private label programs with the internal sourcing departments of many of our customers.

Our ability to compete is enhanced by our in-house design abilities and our international sourcing relationships. Our strong financial position, including significant liquid assets and low debt, further enhances our ability to compete. The acquisitions of David Brooks and Shane Hunter are the most recent examples of our ongoing efforts to deploy our financial resources in a manner that helps us to enhance our competitiveness by broadening our apparel offering and product lines to reach different markets.

Seasonality
-----------
Although we sell apparel throughout the year, our business is highly seasonal with more than 70% of annual sales for fiscal 2005 occurring during the third and fourth quarters, primarily due to the large concentration of sweaters in our product mix.

Effects of Changing Prices
--------------------------
We are subject to increased prices for the products we source, but have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices.

Backlog
-------
Our sales order backlog as of March 3, 2006 was approximately $146 million (including approximately $23.5 million of orders of David Brooks and Shane Hunter), compared to approximately $159 million as of March 2, 2005. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year.

Trademarks and Licenses
-----------------------
We consider our owned trademarks to have significant value in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market sweaters under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for a three-year term, with an option to renew for an additional three-years provided we have met certain sales thresholds.

Electronic Information Systems
------------------------------
In order to schedule production, fill customer orders, transmit shipment data to the customers' distribution centers and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 95% of all our orders for 2005 were received electronically. In some instances, our customers' computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which results in the timely updating of their inventory systems.

Credit and Collection
---------------------
We manage our credit and collection functions by approving and monitoring our customers' credit lines. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The majority of high-risk accounts are factored with financial institutions to reduce high credit risk. We believe that our review procedures and our credit and collection staff have contributed significantly in minimizing our losses from bad debt.

Employees
---------
As of March 3, 2006, subsequent to the Shane Hunter acquisition, we had approximately 370 employees. The Company is not party to any collective bargaining agreement, except for an agreement with UNITE Labor Union covering 18 hourly employees of Item-Eyes through September 2007. We believe our relationship with our employees is good.

Governmental Regulation and Trade Agreements
--------------------------------------------
The apparel industry and our business are subject to a wide variety of international trade agreements as well as federal, state and local regulations. We believe we are in compliance in all material respects with these agreements and regulations.

International trade agreements in particular can have a significant impact on the apparel industry and consequently on our business. These agreements generally provide for tariffs, which impose a duty charge on the product being imported, and quotas, which limit the amount of a product that may be imported from a specific county, both of which increase the cost of importing a product.

Primary among the many multilateral and bilateral trade agreements existing between the United States and certain foreign countries is the World Trade Organization (WTO), which is the governing body for international trade among the 140 originating member countries, including the United States. As part of that agreement, international textile and apparel quotas then in existence were phased out over ten years. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. The United States and China concluded a new Memorandum of Understanding for exports from China covering the period between January 1, 2006 and December 31, 2008. This agreement was implemented with the intent of avoiding market disruption as part of the safeguard actions allowed under China's accession to the WTO in December 2001. The Memorandum of Understanding established agreed levels of quotas to regulate exports in 34 different product categories; but lightweight knit-to-shape cotton and synthetic sweaters, our largest single product offering, are now no longer subject to quota and quantities exported to the United States are no longer restrained. During the past 60 days, there has been some delay in clearing the lightweight sweaters through United States Customs due to confusion of its classification; but management does not anticipate any customer cancellations as a result of the delays.

In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation. Most important are the North American Free Trade Agreement (NAFTA), which has eliminated all apparel tariffs and quotas between Canada, Mexico and the United States, and legislation granting similar trade benefits to 23 Caribbean countries. Further, the African Growth and Opportunity Act (AGOA) of 2000 gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products imported into the United States.

ITEM 1A - RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our business and its future prospects. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business. If any of the events or circumstances described as risks below or elsewhere in this report actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

We rely on our key customers, and a significant decrease in business from or the loss of any one of these customers would substantially reduce our revenues and adversely affect our business.
--------------------------------------------------------------------------------
Five of our customers account for significant portions of our revenues. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and materially adversely affect our profitability.

The retail industry has in the past several years, experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores' target markets. In late 2005, for instance, Federated Department Stores and May Department Stores Company merged. The full impact of the merger on the Company has not yet been determined. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers and decrease our negotiating strength with them.

Our business could be adversely affected by financial instability experienced by our customers.
--------------------------------------------------------------------------------
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. We sell our products primarily to national and regional department and mass-market stores in the United States on credit and evaluate each customer's financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another viable customer. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our net income.
--------------------------------------------------------------------------------
We currently license from third parties the Geoffrey Beene(R), Dockers(R) and Levi's(R) brands for specific products. These licenses vary in length of term, renewal conditions and royalty obligations. The term of each of these licenses is three years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.
--------------------------------------------------------------------------------
Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and who are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be received successfully by retailers and consumers. If our products are not received successfully by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

We primarily use foreign suppliers for our raw materials and the manufacture of our products, which poses risks to our business operations.
--------------------------------------------------------------------------------
During fiscal 2005, in excess of 70% of our products were produced by independent manufacturers located in the People's Republic of China. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition and results of operations:

o political or labor instability in countries where contractors and suppliers are located;
o    political or military conflict involving the United States;
o heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
o a significant decrease in availability or increase in cost of raw materials, particularly petroleum-based synthetic fabrics;
o disease epidemics and health-related concerns, such as the SARS outbreak in recent years and currently the Avian flu, which could result in closed factories, reduced workforces and scrutiny or embargo of goods produced in infected areas;

o imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor force and expertise required;
o any action by the Chinese government to change the fixed currency exchange rate of the yuan against the dollar or to permit the exchange rate to float; and
o significant fluctuation of the value of the dollar against other foreign currencies.

If our manufacturers fail to use acceptable ethical business practices, our business could be adversely affected.
--------------------------------------------------------------------------------
We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of products to us could be interrupted and our reputation could be damaged. Any of these events could have a material adverse effect on our revenues and, consequently, on our results of operations.

Our business could be harmed if we do not deliver quality products in a timely manner.
--------------------------------------------------------------------------------
Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subject us to the risks associated with unaffiliated manufacturers, transportation and other risks. If we do not comply with customer product requirements or meet their delivery requirements, our customers could reduce the purchase prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which would harm our business.

We may face challenges integrating the David Brooks and Shane Hunter businesses or any other businesses we may acquire, which may negatively impact our business.
--------------------------------------------------------------------------------
As part of our strategy of making selective acquisitions, we acquire new brands and product categories. These and future acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration is more costly and takes longer than anticipated, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these risks may harm our business.

We operate in a highly competitive and fragmented industry and our failure to compete successfully could result in a loss of one or more significant customers.
--------------------------------------------------------------------------------
The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us. We believe that the principal competitive factors in the apparel industry are:

o    brand name and brand identity,
o    timeliness, reliability and quality of products and services provided,
o    market share and visibility,
o    price,
o    the ability to anticipate customer and consumer demands, and
o    anticipate and maintain appeal of products to our customers.

The level of competition and the nature of our competitors varies by product segment with low-margin, mass-market manufacturers being our main competitors in the less expensive segment of the market and domestic and foreign designers and licensors competing with us in the more upscale segment of the market.

Increasingly, we experience competition from our customers' own in-house private label offerings. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to compete in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers could negatively impact our sales and financial performance.

We are dependent on certain key personnel, the loss of whom could negatively impact our ability to manage our business and thereby adversely affect our business.
--------------------------------------------------------------------------------
Our future success depends to a significant extent on retaining the services of certain executive officers and directors. Our key executives are each party to an employment agreement with the Company of varying lengths. While we have no reason to believe that any of these employment agreements will not be renewed prior to its expiration, the loss of the services of any one of these individuals, or any other key member of management, could have a material adverse effect on our ability to manage our business.

We have expanded the risk factors from that of prior reports on Form 10-K, not because our risk factors have increased, but to respond to the requirements of The Securities and Exchange Commission regarding the inclusion of Risk Factors. We believe that the risk factors described above, with the exception of those presented by our foreign sourcing of products, have confronted our business since its inception, as they generally confront all businesses. The other risk factors described above confront all businesses engaged in foreign sourcing of products. We also believe that the best measure of our ability to respond to the several risk factors, at least for the past five years, can be found in Item 6 - Selected Consolidated Financial Data.

ITEM 1B - UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2 - PROPERTIES

We lease all of our administrative offices, operations center and sales offices and showrooms. We believe that all of our properties are well maintained and are generally suitable for their intended use. Our principal properties are described in the table below.
                                                          Square      Lease
                                Properties                Footage  Expiration(1)
--------------------------------------------------------------------------------
Hampshire Designers
  Sales Office and Showroom - Ladies - New York, NY         24,000   08/31/11
  Sales Offices and Showroom - Men's - New York, NY          1,000   03/31/08
  Sales Offices and Showroom - Nick Danger - New York, NY    6,500   04/30/10
  Administrative Offices - Anderson, SC                     24,000   12/31/17
  Sourcing Office - Kowloon, Hong Kong                       2,000   12/14/06

Item-Eyes
  Sales Office and Showroom - New York, NY                   6,000   06/30/07
  Administrative Offices - Hauppauge, NY                     6,000   05/31/08
  Operations Center - New York, NY                          22,000   06/30/08

David Brooks
  Sales Office and Showroom - New York, NY                   2,050   06/30/08
  Administrative Offices - Brockton, MA                      4,000   12/31/07

Shane Hunter
  Sales and Administrative Offices - San Francisco, CA      14,000   08/31/10
--------------------------------------------------------------------------------
  (1) Assuming the exercise of all Company options to renew.

ITEM 3 - LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. We do not believe that any currently pending litigation to which we are a party will have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our Stockholders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Stock Market and trades under the symbol "HAMP". As of March 4, 2006, the Company had 35 Stockholders of record but we believes there are in excess of 1,000 beneficial owners of its common stock.

The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2005 and 2004 as reported by the NASDAQ Stock Market, adjusted for the two-for-one stock split effective June 28, 2005.

                        Fiscal 2005        Fiscal 2004
                    ------------------- -----------------
                      Low       High     Low       High
First Quarter       $15.50     $20.73   $14.61    $16.25
Second Quarter       18.65      24.05    13.93     16.00
Third Quarter        18.35      25.80    13.89     15.55
Fourth Quarter       21.50      26.35    15.00     16.45

We have not declared or paid any dividends with respect to our common stock except a two-for-one stock split in the form of a dividend, as explained below. The determination to pay dividends will be made by the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. Our Revolving Credit Facility contains restrictive covenants placing limitations on payment of cash dividends.

On March 17, 2005, our Board of Directors approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the treasury stock account.

Our Board of Directors has from time-to-time authorized the repurchase of shares of our common stock. On March 17, 2005, our Board of Directors approved the repurchase of up to 400,000 shares (post-split) of our outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period and has no expiration date.

The following table sets forth our purchases of equity securities during the fourth quarter of 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES
                          COMMON STOCK, $0.10 PAR VALUE

--------------------------------------------------------------------------------
                                             Total Number of  Maximum Number of
                       Number     Average   Shares Purchased  Shares that may be
                      of Shares  Price Paid    as Part of      Purchased Under
          Period      Purchased  per Share  Publicly Announced   Such Plans
                                                  Plans
--------------------------------------------------------------------------------
Oct. 2-Oct. 29, 2005    14,604     $24.00         14,604               -
Oct. 30-Nov. 26, 2005 1 48,900      22.72        148,900               -
Nov. 27-Dec. 31, 2005   80,000      24.49         80,000               -
--------------------------------------------------------------------------------
        Total          243,504     $23.38        243,504            77,009
--------------------------------------------------------------------------------

The following table provides information as of December 31, 2005, with respect to shares of our common stock that may be issued under equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION
---------------------------------- ----------------------- --------------------- ----------------------------
                                                                                    Number of Securities
                                    Number of Securities     Weighted-Average      Remaining Available for
                                     to be Issued Upon      Exercise Price of       Future Issuance under
                                        Exercise of            Outstanding        Equity Compensation Plans
          Plan Category             Outstanding Options,    Options, Warrants     (Excluding Securities in
                                    Warrants and Rights         and Rights               Column (a))
---------------------------------- ----------------------- --------------------- ----------------------------
                                            (a)                    (b)                       (c)
---------------------------------- ----------------------- --------------------- ----------------------------
Equity compensation plans
approved by security holders               58,312                 $4.44                    921,950
 ---------------------------------- ----------------------- --------------------- ----------------------------
Equity compensation plans not
approved by security holders                None                   N/A                      None
---------------------------------- ----------------------- --------------------- ----------------------------
       Total                               58,312                 $4.44                    921,950
---------------------------------- ----------------------- --------------------- ----------------------------

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the related notes incorporated in this Annual Report on Form 10-K. The selected consolidated financial data under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the end of, each of the years in the five-year period ended December 31, 2005, are derived from our audited consolidated financial statements. The financial information previously presented for the years 2001 through 2003 has been restated to present Hampshire Investments, Limited as a discontinued operation. Our historical results are not necessarily indicative of results to be expected in any future period. The number of shares and the per share data has been adjusted for the two-for-one stock split effective June 28, 2005.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                    Year Ended December 31,        2005      2004       2003      2002      2001
          ----------------------------------------------------------------------------------------
INCOME    Net sales                              $324,025  $301,999   $292,651  $293,268  $261,361
STATEMENT Cost of goods sold                      246,487   221,453    218,454   210,336   192,546
DATA                                            --------------------------------------------------
          Gross profit                             77,538    80,546     74,197    82,932    68,815
          Selling, general and administrative
            expenses                               61,116    57,405     54,903    51,816    45,482
          Loss on sale of plant and equipment         -         -          -         -       2,618
                                                --------------------------------------------------
           Income from operations                  16,422    23,141     19,294    31,116    20,715
           Other income (expense):
             Interest income                        1,334       726        683       420       514
             Interest expense                        (587)     (645)      (909)   (1,359)   (2,563)
             Non-recurring income                   4,622       -          -         -         -
             Miscellaneous                            257         3        155      (271)     (133)
                                                --------------------------------------------------
          Income from continuing operations
            before provision for income taxes      22,048    23,225     19,223    29,906    18,533
           Provision for income taxes               9,250     9,500      7,800    11,861     6,930
                                                --------------------------------------------------
           Income from continuing operations      $12,798   $13,725    $11,423   $18,045   $11,603
                                                ==================================================
           Income per share            Basic        $1.57     $1.68      $1.25     $1.92     $1.24
             continuing operations:             ==================================================
                                       Diluted      $1.56     $1.66      $1.22     $1.87     $1.24
                                                ==================================================
          Weighted average number      Basic        8,153     8,148      9,146     9,422     9,322
            of shares outstanding:              ==================================================
                                       Diluted      8,188     8,251      9,392     9,668     9,348
                                                ==================================================
         -----------------------------------------------------------------------------------------
         December 31,                              2005      2004       2003      2002      2001
         -----------------------------------------------------------------------------------------
 BALANCE Cash and short term investments         $ 75,845  $ 80,654   $ 63,292  $ 66,893  $ 28,151
 SHEET   Working capital                           99,523   100,774     85,827    82,626    70,713
 DATA                                           --------------------------------------------------
         Total assets                            $140,425  $140,780   $131,156  $128,601  $107,678
                                                ==================================================
         Long-term liabilities                   $  3,819  $  6,690   $  8,307  $ 12,088  $ 18,167
         Stockholders' equity                     109,908   104,892     90,422   108,455    91,153
                                                ==================================================
         Book value per share                      $13.96    $12.79     $11.11    $11.48     $9.71
                                                ==================================================

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The Company is engaged exclusively in the apparel business which is conducted through four wholly owned subsidiaries - Hampshire Designers, which primarily designs and sells women's and men's sweaters; Item-Eyes, which designs and sells a broad line of women's woven and knit related separates; SB Corp., dba David Brooks, which designs and sells a "better" women's product line; and Shane Hunter, which designs and sell apparel to mass retailers. With the addition of the Shane Hunter customer base, the Company sells to approximately 1,250 retail customers, primarily in the United States. The Company is a major supplier to the moderate-price sector of major department stores and mass merchants. The Company also sells to specialty retail store chains and catalog companies. Five major customers, Belk's Department Stores, Federated Department Stores, JC Penney Company, Kohl's Department Stores and May Department Stores, accounted for more than 50% of the Company's sales for the year ended December 31, 2005.

The recently acquired David Brooks business is now part of the newly established division "Hampshire Better Brands" with which the Company intends to build a niche position in the better women's sweater and related separates market. The January 2006 acquisition of Shane Hunter, Inc. represents the opportunity to enhance the Company's mass-merchant distribution.

The Company outsources the manufacture of its products, principally due to lower labor costs. The products sold by the Company are purchased from manufacturers through its established international sourcing network, with the majority of manufacturers being located in Southeast Asia. With the Company's dependence on international sources, the failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments including clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries of quality products could expose the Company to liability to its customers resulting in customers either canceling the orders or demanding reduced prices for late delivery.

The Company does not believes that the elimination as of January 1, 2005 of quotas on imported products (see discussion under "Governmental Regulation and Trade Agreements" above) had a material impact on the cost of its products. The newly executed Memorandum of Understanding for exports from China covering the period between January 1, 2006 and December 31, 2008, should eliminate some of the uncertainties surrounding products sourced by the Company in China. The elimination of import restrictions on the lightweight knit-to-shape cotton and synthetic sweaters, which is the Company's largest single product offering, is a welcomed position.

Our results of operations in 2005 were affected by the highly competitive conditions in the retail apparel market. In the women's sweater business, sales for the second year in a row decreased, while margins were also reduced, compared to the prior year. The Company expects pressure on margins to continue throughout 2006. Sales of men's sweaters grew in 2005 and accounted for a little less than a quarter of total sales. The overall men's sweater market was very competitive, but the Company believes its market share increased because of successful application of its brand strategy.

DISPOSAL OF INVESTMENT SUBSIDIARY

During 2003, the Company completed the disposition of Hampshire Investments, Limited ("HIL"), its real estate investment subsidiary. A special committee of the Board of Directors, comprised of the independent directors was responsible for the disposal because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers.

In exchange for HIL, the Company received shares of its common stock with a fair market value of $23.9 million based on the closing price as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transaction resulted in a loss from disposal of approximately $6.4 million, including disposal costs of $950,000. Of the reported loss, approximately $5,560,000 was attributable to the disposition of the capital stock of Hampshire Investments, Limited. Pursuant to Internal Revenue Code Section 355, the transaction was characterized as a tax-free spin off and the Company was not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own common stock. Therefore, no income tax benefit was provided for this loss in the consolidated financial statements.

In accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the transaction was accounted in the consolidated statement of operation for the year ended December 31, 2003 as a loss from disposal of discontinued operation.

RESULTS OF CONTINUING OPERATIONS

2005 Compared To 2004
---------------------
Net Sales
---------
Net sales for the year ended December 31, 2005 were $324,025,000, compared to $301,999,000 for 2004, an increase of $22,026,000 or 7.3%. The increase was primarily due to an increase in sales of women's related separates and men's sweaters, offset in part by a decline in sales of women's sweaters. The fourth quarter acquisition of the David Brooks product line contributed $1,913,000 of the net sales. Units shipped for the year exceeded units shipped during the prior year by approximately 231,000 dozen or 9.0%. The average sales price per unit decreased 1.6% primarily due to higher allowances granted to customers in a highly competitive market.

Gross Profit
------------
Gross profit for the year ended December 31, 2005 was $77,538,000, compared to $80,546,000 for 2004, a decrease of $3,008,000, or 3.7%. As a percentage of net sales, gross profit margin was 23.9% for 2005, compared to 26.7% for 2004. The decrease in the gross profit percentage primarily resulted from a shift in the mix of product shipped and higher allowances granted to customers in a highly competitive market.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for the Company for the year ended December 31, 2005, were $61,116,000 compared to $57,405,000 for 2004, an increase of $3,711,000, or 6.5%. As a percentage of net sales, SG&A expenses were 18.9% for 2005, compared to 19.0% for 2004. The higher SG&A expenses resulted primarily from expenses related to the increased sales volume. The year ended December 31, 2004 included approximately $1,100,000 of non-recurring costs associated with employment agreement settlements.

Interest Income
---------------
Interest income for the year ended December 31, 2005 was $1,334,000, compared to $726,000 for 2004, an increase of $608,000. The increase resulted from higher average returns on investments and slightly higher amounts invested during the year ended December 31, 2005.

Interest Expense
----------------
Interest expense for the year ended December 31, 2005 was $587,000, compared to $645,000 for 2004, a decrease of $58,000 or 9.0%. The decrease was primarily attributable to lower average borrowings during the year ended December 31, 2005. During November 2005 the Company prepaid the balance of its outstanding Senior Notes in the amount of $4,687,500, which required the payment of a "make whole premium" of approximately $160,000. Average borrowings during the year ended December 31, 2005, including long-term debt, were $4,480,000 compared to $7,073,000 for 2004.

Non-Recurring Income
--------------------
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons.

Management reported the misconduct to the Company's Audit Committee, who then engaged outside counsel to conduct an independent review of the matter.

The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $4,622,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as "non-recurring income" in the consolidated statements of income for the year ended December 31, 2005, due to the unusual nature of the item. In connection with this settlement, the Company recouped from one of the former employees $1,391,000 relating to an employment contract termination settlement recorded in the fourth quarter of 2004. The recoupment was recorded in SG&A expenses.

Income Tax
----------
The Company's provision for income tax for the year ended December 31, 2005 was $9,250,000 compared with $9,500,000 for 2004. For the year ended December 31, 2005, $1,867,000 of the tax provision for the period relates specifically to the non-recurring income described above, resulting in an income tax provision of $7,383,000 for income exclusive of non-recurring income. The effective income tax rate was 42.0% for the year ended December 31, 2005, compared to 40.9% for the year ended December 31, 2004. The increase in the effective tax rate primarily resulted from a shift in the applicable state income taxes.

Net Income
----------
As a result of the foregoing, the Company had net income for the year ended December 31, 2005 of $12,798,000, or $1.56 per diluted share, compared to $13,725,000, or $1.66 per diluted share for 2004. For the year ended December 31, 2005, exclusive of the non-recurring income, net of related income taxes, the Company had a net income of $10,043,000, or $1.23 per diluted share.

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

Gross Profit
------------
Gross profit for the year ended December 31, 2004 was $80,546,000, compared to $74,197,000 for 2003, an increase of $6,349,000, or 8.6%. As a percentage of net sales, gross profit margin was 26.7% for 2004, compared to 25.4% for 2003. The increase in gross profit was primarily attributable to an increase in unit volume of products sold, reduced costs associated with sourcing, and favorable sell-through of most product lines in the retail market which resulted in reduced markdown allowances.

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

Interest Income
---------------
Interest income for the year ended December 31, 2004 was $726,000, compared to $683,000 for the 2003, an increase of $43,000. The increase resulted from higher average invested balances during the year.

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

Income from Continuing Operations
---------------------------------
As a result of the foregoing, net income from continuing operations for the year ended December 31, 2004 was $13,725,000, or $1.66 per share on a diluted basis, as compared to $11,423,000, or $1.22 per diluted share for 2003.

Loss from Discontinued Operations
---------------------------------
The net loss from discontinued operations, including loss from disposal, was $5,796,000, net of provision for income taxes of $600,000, including disposal expenses of approximately $950,000. Loss from discontinued operations for the year ended December 31, 2003, including the loss on disposal, was $0.62 per diluted share.

Net Income
----------
Net income of the Company for the year ended December 31, 2004 was $13,725,000, or $1.66 per share on a diluted basis, as compared to $5,627,000, or $0.60 per diluted share for 2003.

INFLATION

The Company believes that inflation has not had a material effect on net revenues or its costs during the past three years. We are subject to increased prices for the products we source, but have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable, funding markdown allowances and servicing long-term debt. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its revolving credit facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under the revolving credit facility.

The Company maintains a Revolving Credit Facility ("Revolving Credit Facility") with six participating commercial banks. The Revolving Credit Facility, which matures on April 30, 2007, provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory of the Company's subsidiaries and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility.

The loan is collateralized principally by the trade accounts receivable and inventories of the Company's subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2005, there was approximately $35,300,000 outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at December 31, 2005, which resulted in availability for borrowing of approximately $21,600,000.

The Revolving Credit Facility contains covenants that require certain financial performance and restrict certain payments by the Company including payment of cash dividends and repurchase of the Company's common stock. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2005.

As of December 31, 2005 and 2004, the Company had no outstanding borrowings under its Revolving Credit Facility. The maximum amount of advances outstanding during 2005 under the Revolving Credit Facility was $1,200,000. Outstanding letters of credit under the credit facility totaled approximately $35,300,000 at December 31, 2005. The highest balance of letters of credit outstanding under the credit facility during the year ended December 31, 2005 was approximately $72,000,000 with an average balance outstanding for the year of $45,300,000.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2005, these open purchase orders amounted to approximately $43,000,000 of which approximately $32,800,000 were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit are scheduled to be received during the first six months of 2006, at which time these commitments will be fulfilled.

Both the Revolving Credit Facility and the Senior Notes contained an aggregate limit of $1,500,000 on the repurchase of the Company's common stock. As of October l, 2005, the Company had repurchased a net amount of $2,516,000 of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the Revolving Credit Facility provided a waiver of the default and amended the Revolving
Credit Facility to permit the Company to repurchase its common stock in an aggregate amount of $10,000,000. The holders of the Senior Notes did not waive the default. In the absence of such waiver, the Company elected to prepay the outstanding balance of $4,687,500, which amount was subject to a prepayment penalty of approximately $160,000.

Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases and minimum royalty payments at December 31, 2005 were as follows:

(in thousands)          Total    2006    2007    2008    2009   2010  Thereafter
                     -----------------------------------------------------------
Long term debt        $   107  $   46  $   49  $   12
Deferred compensation   4,057     508     508   1,108   $  608  $  608  $  717
Operating leases       11,747   1,961   1,859   1,411    1,348   1,116   4,052
Royalty payments        8,900   2,600   2,990   2,660      650     -       -
                     -----------------------------------------------------------
Total                 $24,811  $5,115  $5,406  $5,191   $2,606  $1,724  $4,769
                     ===========================================================

At December 31, 2005, the Company had cash and cash equivalents totaling $65,791,000. Additionally, at December 31, 2005, the Company had $10,054,000 investment in AAA rated auction bonds, which generally have 35-day liquidity. The classification of the short-term investments is "available for sale".

Net cash provided by operating activities was $14,940,000 for the year ended December 31, 2005, as compared to net cash provided by operating activities of $20,011,000 in the same period of the prior year. Net cash provided by operating activities during the year ended December 31, 2005 resulted primarily from net income of $12,798,000 and a decrease in accounts receivables of $4,667,000, offset by an increase in inventory of $1,631,000. Net cash provided by operating activities during the year ended December 31, 2004 resulted primarily from net income of $13,725,000 and a decrease in inventory of $11,656,000, offset by an increase in receivables of $4,443,000.

Net cash provided by investing activities was $33,434,000 for the year ended December 31, 2005, as compared to net cash used in investing activities of $44,887,000 for 2004. Net activity from short-term investments, provided the Company with $39,386,000 for the year ended December 31, 2005, compared to $44,430,000 used for the 2004. During the years ended December 31, 2005 and 2004, the Company used $1,531,000 and $478,000, respectively, for capital expenditures. Additionally, during the year ended December 31, 2005, the Company purchased securities in a deferred compensation fund for $2,010,000 and used $2,460,000 for the business acquisition of David Brooks.

Net cash used in financing activities of operations was $13,797,000 for the year ended December 31, 2005 as compared to $2,192,000 for 2004. During the years 2005 and 2004, the Company used $5,685,000 and $1,932,000, respectively, for the repayment of long-term debt. During the year ended December 31, 2005, the Company repurchased 325,410 shares of its common stock for $8,155,000 and for the year ended December 31, 2004, the Company repurchased 39,725 shares of its common stock for $1,157,000.

Management believes that cash flow from operations and available borrowings under the revolving credit facility will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

OUTLOOK

The Company believes the primary reason for its success in recent years has been its ability to offer new and classics products with a high level of quality and services to its customers at competitive prices. Management is committed to continuing to offer such quality and services to its customers.

The Company recognizes that price competition in the apparel market can adversely affect its earnings. The ability of the Company to compete is enhanced by its strong brands, its established international sourcing relationships and its strong financial position with significant liquid assets. By increasing its utilization of international sourcing, the Company can offer greater variety in yarns, styling and surface treatment at competitive prices. Management does not believe that the elimination of the quota system as of January 1, 2005, has a material impact on the cost of its products.

Over the past five years, the retail industry has consolidated through acquisitions and mergers. Further, retailers have concentrated more volume with a fewer number of vendors. The Company has responded by expanding its product lines and adding related separates through the acquisition of Item-Eyes. Recent acquisitions of David Brooks and Shane Hunter, Inc. represent an opportunity to enhance the Company's penetration of both the better market and the mass merchant distribution.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any arrangements that are not recorded on the balance sheet of the Company other than liability for delivery of shares of the Company's common stock under the Hampshire Group, Limited Common Stock Purchase Plan, which is fully funded, as described in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing bases, management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company reserves allowances for customer returns, trade discounts, advertising allowances, customer chargebacks, and for sales and markdown allowances granted to the customer at the end of the selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for and others may be requested by customers for the concluded seasons. Likewise, should the financial performance of the Company's customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.

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

Inventory Reserves
------------------
The Company analyzes out-of-season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company's products are "classics" and remain saleable from one season to the next and therefore generally no reserves are required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, additional profit will be realized.

Recent Accounting Standards
---------------------------
SFAS No. 123, as amended by SFAS No. 148, allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25 (the "intrinsic method"), which the Company has elected to continue to use, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Therefore, no compensation expense was recognized in 2004, 2003, or 2002. Additionally, in accordance with SFAS No. 123 as amended, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's income from continuing operations and basic and diluted earnings per share from continuing operations would have been reduced as per the "pro forma" amounts in Footnote l of the Consolidated Financial Statements.

The compensation costs and effect on income from continuing operations and basic and diluted earnings per share from continuing operations had compensation cost been determined in accordance with SFAS No. 123 are set forth in the table in Footnote 1 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

In November 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment to ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS is not expected to have any effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after January 1, 2006. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS N. 123(R) will have on its financial position and results of operations.

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

The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term. The impact of a hypothetical 100 basis point increase in interest rates on the Company's variable rate debt (borrowings under the credit facility) would have been minimal in 2005 and 2004 due to the negligible short-term borrowings.

In purchasing apparel in international markets, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued; therefore, the does not have any reason to engage in derivative financial instruments to mitigate these market risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be presented in Item 8 is presented commencing on Page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There has not been any change in the Company's independent public accountant and
there  were  no  disagreements   with  the  independent  public  accountants  on
accounting or financial disclosure issues.

ITEM 9A - CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's internal control over financial reporting, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934. Based on the evaluation performed, the Company's chief executive officer and chief financial officer have concluded that the internal control over financial reporting was effective as of December 31, 2005 and have included their report with the financial statements of this Annual Report. Management's assessment of the effectiveness of internal control over financial reporting was audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report is included with the financial statements filed with this Annual Report on Form 10-K.

ITEM 9B - OTHER INFORMATION

None required.

                                   PART III

Certain information required to be presented in Part III of this Annual Report on Form 10-K is omitted as we will file a Definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, which is incorporated herein by reference thereto.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers required to be presented in Item 10 is incorporated herein by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement").

Code of Ethics
--------------
We have adopted a `Code of Ethics and Business Conduct' for our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer and controllers) and established procedures whereby our employees and/or stockholders may report matters that may be a violation of our Code of Ethics and Business Conduct to the proper authority. The Code of Ethics and Business Conduct has been filed as an exhibit to this Annual Report on Form 10-K. It is also available on our website at www.hamp.com; or a copy may be received free of charge by submitting a written request to: Hampshire Group, Limited, Attn: Corporate Secretary, 1924 Pearman Dairy Road, Anderson, SC 29625.

ITEM 11 - EXECUTIVE COMPENSATION

The information  concerning executive  compensation  required to be presented in
Item 11 is incorporated herein by reference to our 2006 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required to be presented in Item 12 is incorporated herein by reference to our 2006 Proxy Statement except for the information required by Item 201(d) of Regulation S-K, which is set forth under
Item 5 of this Annual Report on Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required to be presented in Item 13 is incorporated herein by reference to our 2006 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding accounting fees and services of the principal auditors to be presented in Item 14 is hereby incorporated by reference to our 2006 Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     (3)  Exhibits

Exhibit No.                  Description                                Footnote
--------------------------------------------------------------------------------
                       (Incorporated by reference)
  3.0   Restated Certificate of Incorporation of Hampshire Group, Limited   1

  3.1   Certificate of Amendment and Restatement of the Certificate of
          Incorporation of Hampshire Group, Limited                         1

  3.2   Amended and Restated By-Laws of Hampshire Group, Limited            1

 10.1*  Form of Hampshire Group, Limited and Subsidiaries
          401(k) Retirement Savings Plan                                    1

 10.2*  Form of Hampshire Group, Limited Stock Option Plan
          Amended and Restated effective June 7, 1995                       1

 10.3*  Form of Hampshire Group, Limited and Affiliates Common Stock
          Purchase Plan for Directors and Executives Amended June 7, 1995   1

 10.4*  Employment Agreement between Hampshire Group, Limited and
          Ludwig Kuttner dated as of January 1, 2005                        1

 10.12  Credit Agreement among HSBC Bank USA as agent, the Banks named
          therein and Hampshire Group, Limited, dated August 15, 2003       1

 10.13  Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited,
          dated December 29, 2004                                           1

 14.1   Code of Ethics and Business Conduct                                 1

 14.2   Complaint Procedures for Accounting and Audit Matters               1

        *  Company compensatory plan or management contract.
        1. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004

                      (Exhibits continued on next page)

Exhibit No.                    Description
---------- --------------------------------------------------------------
          (Filed herewith)

  10.14 Amendment No. 2 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated November 10, 2005

  10.15   Lease Agreement between CK Holdings LLC and
            Hampshire Designers, Inc., dated as of March 20, 2006

  21.1    Subsidiaries of the Company

  23.1    Consent of Deloitte & Touche LLP

  31.1    Certification of Chief Executive Officer pursuant to
            Item 601(b)(31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

  31.2    Certification of Chief Financial Officer pursuant to
            Item 601(b)(31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

  HAMPSHIRE GROUP, LIMITED


  By:   /s/  LUDWIG KUTTNER         President and                March 8, 2006
        Ludwig Kuttner          Chief Executive Officer
                             (Principal Executive Officer)
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                       Title                       Date

 /s/  LUDWIG KUTTNER              Chairman of the              March 8, 2006
 -----------------------        Board of Directors
      Ludwig Kuttner


 /s/  JOEL GOLDBERG                 Director                   March 8, 2006
 -----------------------
      Joel Goldberg


 /s/  MICHAEL C. JACKSON            Director                   March 8, 2006
 -----------------------
      Michael C. Jackson


 /s/  HARVEY L. SPERRY              Director                   March 8, 2006
 -----------------------
      Harvey L. Sperry


 /s/  IRWIN W. WINTER               Director                   March 8, 2006
 -----------------------
      Irwin W. Winter


 /s/  CHARLES W. CLAYTON      Chief Financial Officer          March 8, 2006
 -----------------------   (Principal Financial Officer)
      Charles W. Clayton


 /s/  ROGER B. CLARK           Vice President Finance          March 8, 2006
 -----------------------    (Principal Accounting Officer)
      Roger B. Clark

                               HAMPSHIRE GROUP, LIMITED
                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

 Consolidated Balance Sheets                                            F-2
 Consolidated Statements of Income                                      F-3
 Consolidated Statements of Cash Flows                                  F-4
 Consolidated Statements of Stockholders' Equity                        F-6
 Notes to Consolidated Financial Statements                             F-7
 Report of Management on Internal Control Over Financial Reporting     F-20
 Reports of Independent Registered Public Accounting Firm              F-21
 Financial Statement Schedule II                                       F-23
 Quarterly Financial Data                                              F-24
 Summary Select Financial Data                                         F-25

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                          December 31,                       2005      2004
------------------------------------------------------------------------------
ASSETS       Current assets:
                 Cash and cash equivalents                 $ 65,791  $ 31,214
                 Short-term investments                      10,054    49,440
                 Accounts receivable trade - net             27,554    31,776
                 Other receivables                              847     1,292
                 Inventories - net                           13,960    10,393
                 Deferred tax assets                          6,894     3,974
                 Other current assets                         1,121     1,883
                                                           -------------------
                   Total current assets                     126,221   129,972
              Fixed assets - net                              2,056     1,318
              Goodwill                                        8,020     8,020
              Trading securities held in retirement trust     2,243       -
              Deferred tax assets                             1,300     1,181
              Other assets                                      585       289
                                                           -------------------
                                                           $140,425  $140,780
                                                           ===================
------------------------------------------------------------------------------
LIABILITIES   Current liabilities:
                Current portion of long-term debt          $     46   $ 1,901
                Accounts payable                              9,337     8,156
                Accrued expenses and other liabilities       17,315    19,141
                                                           -------------------
                  Total current liabilities                  26,698    29,198
              Long-term debt, less current portion               61     3,750
              Deferred compensation                           3,758     2,940
                                                           -------------------
                  Total liabilities                          30,517    35,888
                                                           -------------------
              Commitments and contingencies
------------------------------------------------------------------------------
STOCKHOLDERS' Common stock, $0.10 par value:
EQUITY          8,243,784 and 9,523,822 shares issued and
                7,873,105 and 8,201,140 shares outstanding      824       476
              Additional paid-in capital                     34,069    33,682
              Retained earnings                              83,179    93,114
              Treasury stock:
                370,679 and 1,322,682 shares at cost         (8,164)  (22,380)
                                                           -------------------
                  Total stockholders' equity                109,908   104,892
                                                           -------------------
                                                           $140,425  $140,780
                                                           ====================

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
Years Ended December 31,                             2005      2004      2003
-------------------------------------------------------------------------------
Net sales                                          $324,025  $301,999  $292,651
Cost of goods sold                                  246,487   221,453   218,454
                                                   ----------------------------
  Gross profit                                       77,538    80,546    74,197
Selling, general and administrative expenses         61,116    57,405    54,903
                                                   ----------------------------
Income from operations                               16,422    23,141    19,294
Other income (expense):
  Interest income                                     1,334       726       683
  Interest expense                                     (587)     (645)     (909)
  Non-recurring income                                4,622       -         -
  Other - net                                           257         3       155
                                                   ----------------------------
 Income from continuing operations
   before income taxes                               22,048    23,225    19,223
 Provision for income taxes                           9,250     9,500     7,800
                                                   ----------------------------
 Income from continuing operations                   12,798    13,725    11,423
 Loss from discontinued operations,
   net of income taxes of $600                          -         -      (5,796)
                                                   ----------------------------
 Net Income                                        $ 12,798  $ 13,725  $  5,627
                                                   ============================
-------------------------------------------------------------------------------
Income per share from continuing operations: (1)
                                           Basic      $1.57     $1.68     $1.25
                                                   ============================
                                           Diluted    $1.56     $1.66     $1.22
                                                   ============================
 Loss per share from discontinued operations:(1)
                                           Basic        -         -      ($0.63)
                                                   ============================
                                           Diluted      -         -      ($0.62)
                                                   ============================
 Net income per share:(1)                  Basic      $1.57    $1.68      $0.62
                                                   ============================
                                           Diluted    $1.56    $1.66      $0.60
                                                   ============================
 Weighted average number of shares outstanding:(1)
                                           Basic      8,153    8,148      9,146
                                                   ============================
                                           Diluted    8,188    8,251      9,392
                                                   ============================

1) Weighted average number of shares outstanding and net income per share has been adjusted for the two-for-one stock split effective June 28, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,            (in thousands)        2005      2004      2003
 -----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                            $12,798   $13,725   $ 5,627
  Loss from discontinued operations                         -         -       5,796
                                                        ----------------------------
  Income from continuing operations                      12,798    13,725    11,423
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating
    activities:
      Depreciation & amortization                           914       810       823
      Loss (gain) on sale of fixed assets                     3        17        (1)
      Deferred income tax provision (benefit)            (3,039)    1,126       979
      Deferred compensation expense - net                 1,093       799       415
      Net change in operating assets and liabilities:
        Receivables                                       4,667    (4,443)     (982)
        Inventories                                      (1,631)   11,656    (7,317)
        Other assets                                        958      (978)      399
        Current liabilities                                (823)   (2,701)     (319)
                                                        ----------------------------
      Net cash provided by operating activities          14,940    20,011     5,420
 -----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of short-term investments                    (37,481)  (49,440)   (5,010)
  Sale of short-term investments                         76,867     5,010       -
  Purchase of securities in deferred compensation fund   (2,010)      -         -
  Cash used for business acquisition                     (2,460)      -         -
  Capital expenditures                                   (1,531)     (478)     (840)
  Proceeds from sales of fixed assets                        49       -          30
  Other                                                     -          21       250
                                                        ----------------------------
    Net cash provided by (used in) investing activities  33,434   (44,887)   (5,570)
 -----------------------------------------------------------------------------------
Cash flows from financing activities:
  Purchases of treasury stock - net                      (8,155)   (1,157)   (1,194)
  Repayment of long-term debt                            (5,685)   (1,932)   (1,930)
  Proceeds from issuance of stock
    under the Company Stock Plans                            43       905       713
  Other                                                     -          (8)     (331)
                                                        ----------------------------
    Net cash used in financing activities               (13,797)   (2,192)   (2,742)
 -----------------------------------------------------------------------------------
Cash flows of discontinued operations:
  Net cash flows from operating activities                  -         -        (398)
  Net cash flows from investing activities                  -         -      (4,103)
  Net cash flows from financing activities                  -         -      (1,218)
 -----------------------------------------------------------------------------------
    Net cash used in discontinued operations                -         -      (5,719)
 -----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     34,577   (27,068)   (8,611)
Cash and cash equivalents - beginning of year            31,214    58,282    66,893
                                                        ----------------------------
Cash and cash equivalents - end of year                 $65,791   $31,214   $58,282
                                                        ============================

The  accompanying  notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31,            (in thousands)        2005      2004      2003
 -----------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
  Cash paid during the year for:  Income taxes          $12,715   $6,202     $6,253
                                  Interest                  550      595        884
  Non-cash investing and financing activities:
    Equipment acquired under capital lease                  141      -          -
    Treasury stock acquired from options exercised
      under the Company Stock Plans                         383      181        731
    Tax benefit relating to Common Stock Plans              330      997        726
    Treasury stock received from the disposal of
      discontinued operations                               -        -       23,905
------------------------------------------------------------------------------------

The  accompanying  notes  are an  integral  part  of  these  consolidated  financial statements.

HAMPSHIRE GROUP, LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                         Additional
Years Ended December 31,                  Common Stock     Paid-In   Retained Treasury
2003, 2004 and 2005                    Shares     Amount   Capital   Earnings   Stock      Total
--------------------------------------------------------------------------------------------------
Beginning balance                     4,720,591   $ 472   $31,484     $76,526  ($   27)   $108,455
Net income for the year                     -       -         -         5,627     -          5,627
Treasury stock received in disposal
  of discontinued operations           (700,000)    -         -           -    (23,905)    (23,905)
Purchase of treasury stock              (50,519)    -         -           -     (1,194)     (1,194)
Shares issued under the
  Common Stock Plans                     97,649       4       475      (1,189)   1,423         713
Tax benefit relating to
  Common Stock Plans                        -       -         726         -        -           726
Deferred compensation payable
  in Company shares                     278,014     -         -           -      2,502       2,502
Shares held in trust for deferred
  compensation liability               (278,014)    -         -           -     (2,502)     (2,502)
---------------------------------------------------------------------------------------------------
Balance - December 31, 2003           4,067,721     476    32,685      80,964  (23,703)     90,422
Net income for the year                     -       -         -        13,725      -        13,725
Purchase of treasury stock              (39,725)    -         -           -     (1,157)     (1,157)
Shares issued under the
  Common Stock Plans                     72,574     -         -        (1,575)   2,480         905
Tax benefit relating to
  Common Stock Plans                        -       -         997         -        -           997
Deferred compensation payable
  in Company shares                     190,266     -         -           -      1,712       1,712
Shares held in trust for deferred
  compensation liability               (190,266)    -         -           -     (1,712)     (1,712)
---------------------------------------------------------------------------------------------------
Balance - December 31, 2004           4,100,570     476    33,682      93,114  (22,380)    104,892
Net income for the year                     -       -         -        12,798      -        12,798
Net shares issued pursuant to the
  two-for-one stock split             4,080,255     412       -          (412)     -           -
Retirement of treasury stock                -       (64)      -       (21,818)  21,882         -
Purchase of treasury stock             (325,410)    -          57         -     (8,212)     (8,155)
Shares issued under the
  Common Stock Plans                     17,690     -         -          (503)     546          43
Tax benefit relating to
  Common Stock Plans                        -       -         330         -        -           330
Deferred compensation payable
  in Company shares                     307,858     -         -           -      1,385       1,385
Shares held in trust for deferred
  compensation liability               (307,858)    -         -           -     (1,385)     (1,385)
----------------------------------------------------------------------------------------------------
Balance - December 31, 2005           7,873,105    $824   $34,069     $83,179  ($8,164)   $109,908
====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

HAMPSHIRE GROUP, LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Accounting Policies

Organization

Hampshire Group, Limited ("Hampshire Group" or the "Company"), through its wholly owned subsidiaries Hampshire Designers, Inc. ("Hampshire Designers"), Item-Eyes, Inc. ("Item-Eyes"), SB Corporation ("SB Corp") and Keynote Services, Limited ("Keynote Services"), engages in the apparel business. The Company's corporate offices are in Anderson, South Carolina and its sales offices and showrooms are in New York, New York. Hampshire Designers, Item-Eyes and SB Corp source the manufacture of their products worldwide from quality manufacturers and their products are sold primarily in the United States to various retail and catalog companies. Keynote Services, a Hong Kong based subsidiary, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.

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

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company establishes allowances for customer returns, trade discounts, advertising allowances, customer chargebacks, and for sales and markdown allowances given to the customer normally at the end of the selling seasons, which enable customers to markdown the retail sales prices. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

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

Reserves for Doubtful Accounts of Customers
-------------------------------------------
The Company maintains reserves for doubtful accounts of its customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. The Company does not normally require collateral for its trade receivables. Certain high-risk customer accounts are factored with financial institutions to reduce high credit risk. If the financial condition of the Company's customers were to deteriorate and impair the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional reserves for doubtful accounts.

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

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, including Hampshire Designers, Item-Eyes, SB Corp and Keynote Services. Hampshire Investments, Limited was reported as discontinued operations for 2003 due to the disposal of the investment segment on October 8, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The fair value of long-term debt is disclosed in Note 6. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2005, due to the short-term nature of the items.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2005 and 2004, interest bearing amounts were approximately $65.8 million and $31.2 million, respectively. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Short-Term Investments
----------------------
Short-term investments consist primarily of AAA rated auction bonds which normally have a 35-day liquidity. At December 31, 2005 and 2004 these investments were $10.1 million and $49.4 million, respectively. These investments are classified as "available for sale".

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

Intangible Assets
-----------------
Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. Beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill amortization ceased. In addition, goodwill is reviewed for impairment during the fourth quarter of each year or more often should impairment indicators exist.

Trademarks with an unamortized purchase price of $492,000 is included in Other Assets on the Consolidated Balance Sheet as of December 31, 2005. Total purchase price for the trademarks was $500,000 and amortization expense for the year ended December 31, 2005 was approximately $8,000. Trademarks are amortized over their estimated useful life of fifteen years. Future amortization of the trademarks will be $33,333 per year.

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

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount. Management has evaluated the carrying value of its long-lived assets and has determined that no impairment existed as of December 31, 2005.

Revenue Recognition
-------------------
The Company recognizes sales revenue upon shipment of goods to customers, net of the Company's estimate of returns and allowances and co-op advertising.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2005, 2004 and 2003 totaled approximately $1,817,000, $990,000 and
$1,425,000, respectively.

Shipping Costs
--------------
Costs to ship products to customers are expensed as incurred and are included in selling, general and administrative expenses. Total shipping costs for the years ended December 31, 2005, 2004 and 2003 totaled approximately $1,158,000, $1,190,000 and $815,000, respectively.

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

Recent Accounting Standards
---------------------------
SFAS No. 123 allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25 (the "intrinsic method"), which the Company has elected to continue to use, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Therefore, no compensation expense was recognized in any of the years reported. Additionally, in accordance with SFAS No. 123 as amended, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's income from continuing operations and basic and diluted earnings per share from continuing operations would not have changed under the provisions of SFAS No. 123.

There were no options granted during the years ended December 31, 2005 and 2004. In order to estimate compensation cost under SFAS No. 123, the Black-Scholes model was employed using the assumptions set forth below:

                                                    2005   2004   2003
-----------------------------------------------------------------------
Expected life (years)                                -      -      4.2
Expected volatility                                  -      -     39.7%
Dividend yield                                       -      -      0.0%
Risk-free interest rate                              -      -      4.1%
-----------------------------------------------------------------------
Weighted-average fair value of options granted       -      -     $7.02
=======================================================================


In November 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment to ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is expected to have no effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after January 1, 2006. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

Note 2 - Accounts Receivable and Major Customers

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2005 and 2004 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs, and for sales and markdown allowances of approximately $19,498,000 and $15,847,000, respectively.

The Company sells principally to department stores, catalog companies, specialty stores, mass merchants and other retailers located in the United States. The Company's sales to three major customers for the year ended December 31, 2005 represented 25%, 9% and 7% of total sales. For the year ended December 31, 2004, the three major customers represented 18%, 9% and 9% of total sales, and for the year ended December 31, 2003, the three major customers represented 15%, 14% and 10% of total sales. At December 31, 2005 and 2004, 44% and 53%, respectively, of the total trade receivables were due from these major customers.

Note 3 - Inventories

Inventories at December 31, 2005 and 2004 consist of the following:

(in thousands)                                         2005     2004
----------------------------------------------------------------------
Finished goods                                       $13,890  $10,212
Work-in-progress                                         -         43
Raw materials and supplies                                70      138
----------------------------------------------------------------------
     Total                                           $13,960  $10,393
======================================================================

Note 4 - Fixed Assets

Fixed assets at December 31, 2005 and 2004 consist of the following:

                                        Estimated
(in thousands)                         Useful Lives    2005     2004
----------------------------------------------------------------------
Leasehold improvements                  5-10 years    $1,367   $1,050
Machinery and equipment                 3-7 years      3,569    3,181
Furniture and fixtures                  3-7 years      1,162      942
Vehicles                                  3 years        274      172
----------------------------------------------------------------------
Total cost                                             6,372    5,345
Less - Accumulated depreciation                       (4,316)  (4,027)
----------------------------------------------------------------------
  Total                                               $2,056   $1,318
======================================================================

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 were approximately $906,000, $810,000 and $823,000, respectively.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2005 and 2004 consist of the following:

(in thousands)                                         2005     2004
 ---------------------------------------------------------------------
Compensation                                         $ 4,499  $ 3,961
Reserve for supplier disputes                          7,508    7,540
Income taxes                                           2,970    3,828
Royalties                                                363      665
Other                                                  1,975    3,147
----------------------------------------------------------------------
   Total                                             $17,315  $19,141
======================================================================

During 2002, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7,540,000 for costs of inventory purchases arising from these events. At December 31, 2005, these matters remain unresolved.

Note 6 - Borrowings

Revolving Credit Facility
-------------------------
The Company maintains a Revolving Credit Facility ("Revolving Credit Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007, provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory of the Company's subsidiaries and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility.

The loan is collateralized principally by the trade accounts receivable and inventories of the Company's subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2005 there was approximately $35.3 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at December 31, 2005, which resulted in availability for borrowing of approximately $21.6 million.

Long-Term Debt
--------------
Long-term debt at December 31, 2005 and 2004 consists of the following:

in thousands)                                                  2005     2004
-----------------------------------------------------------------------------
Note payable in monthly installments of approximately $4,235,
  including interest at 5.23% collateralized by equipment      $107   $   26
Senior Notes payable to two insurance companies,
  with interest at 8% per annum                                  -     5,625
-----------------------------------------------------------------------------
Total long-term debt                                            107    5,651
Less - Amount payable within one year                           (46)  (1,901)
-----------------------------------------------------------------------------
  Amount payable after one year                                $ 61   $3,750
=============================================================================

Financial Covenants
-------------------
The Revolving Credit Facility contains covenants that require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. It also restricts payments by the Company of cash dividends to stockholders and the repurchase of the Company's common stock. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2005.

Both the Revolving Credit Facility and the Senior Notes contained an aggregate limit of $1,500,000 on the repurchase of the Company's common stock. As of October l, 2005, the Company had repurchased a net amount of $2,516,000 of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the Revolving Credit Facility provided a waiver of the default and amended the Revolving
Credit Facility to permit the Company to repurchase its common stock in an aggregated amount of $10,000,000. The holders of the Senior Notes did not waive the default. In the absence of such waiver, the Company elected to prepay the remaining balance of $4,687,500 outstanding, which amount was subject to a prepayment penalty of approximately $160,000.

The Company's trade account receivables and inventories are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility restricts payments by the Company of cash dividends to stockholders and the repurchase of the Company's common stock. The Company was in compliance with these provisions for the year ended December 31, 2005.

Other
-----
Maturities of long-term debt as of December 31, 2005 are as follows:

Year                                                           (in thousands)
-----------------------------------------------------------------------------
2006                                                                    $ 46
2007                                                                      49
2008                                                                      12
-----------------------------------------------------------------------------
  Total                                                                 $107
=============================================================================

The fair value of the long-term debt at December 31, 2005 and 2004, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.

Note 7 - Non-Recurring Income From Recovery of Improper Payments

During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor for unrelated reasons.

Management reported the misconduct to the Company's Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $4,622,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included in the consolidated statement of income for the year ended December 31, 2005, as "non-recurring income" due to its unusual nature. In connection with this settlement, the Company recouped from one of the former employees $1,391,000 relating to an employment contract termination settlement recorded in the fourth quarter of 2004.

Note 8 - Income Taxes

The components of income tax provision (benefit) consist of the following:

                          (in thousands)           2005      2004      2003
-----------------------------------------------------------------------------
Current:
    Federal                                       $9,303    $7,073    $5,349
    State                                          2,988     1,301     1,472
-----------------------------------------------------------------------------
                                                  12,291     8,374     6,821
-----------------------------------------------------------------------------
Deferred:
    Federal                                       (2,409)    1,033       995
    State                                           (630)       93       (16)
-----------------------------------------------------------------------------
                                                  (3,039)    1,126       979
-----------------------------------------------------------------------------
  Total                                           $9,250    $9,500    $7,800
=============================================================================

A reconciliation of the provision for income taxes computed by applying the statutory federal income tax rate to income before income taxes and the Company's actual provision for income taxes is as follows:

                                (in thousands)     2005      2004       2003
------------------------------------------------------------------------------
Tax provision at federal statutory rate           $7,717    $8,129     $6,728
Increase in tax arising from:
    State taxes, less federal income tax benefit   1,533       906        946
    Other                                            -         465        126
------------------------------------------------------------------------------
          Total                                   $9,250    $9,500     $7,800
==============================================================================

A summary of the temporary differences and carryforwards giving rise to deferred income tax assets as of December 31, 2005 and 2004 is as follows:

                                           (in thousands)    2005       2004
------------------------------------------------------------------------------
Deferred income tax assets:
  Allowances for  receivables                               $2,715     $2,429
  Inventories                                                1,685        605
  Accrued liabilities and other temporary differences        2,258        941
  Deferred compensation plans                                2,330      1,703
  Other                                                        171        125
------------------------------------------------------------------------------
    Gross deferred income tax assets                         9,159      5,803
------------------------------------------------------------------------------
Deferred income tax liabilities:
  Intangible assets                                           (965)      (648)
------------------------------------------------------------------------------
    Gross deferred income tax liabilities                     (965)      (648)
------------------------------------------------------------------------------
Net deferred income tax assets                              $8,194     $5,155
==============================================================================

The deferred tax assets and liabilities are recognized in the consolidated balance sheets as follows:

                                           (in thousands)    2005       2004
------------------------------------------------------------------------------
Deferred tax asset - current                                $6,894     $3,974
Deferred tax asset - noncurrent                              1,300      1,181
------------------------------------------------------------------------------
     Total                                                  $8,194     $5,155
==============================================================================

As discussed in Note 13, the Company incurred a loss in 2003 from the disposal of certain discontinued operations of approximately $6,433,000. Of the reported loss, approximately $5,560,000 was attributable to the disposition of the capital stock of Hampshire Investments, Limited, the Company's former investment subsidiary. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax-free spin-off and the Company was not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own common stock. Therefore, no tax benefit was provided for this loss.

The Company's consolidated federal income tax returns for the years ended December 31, 2003 and 2002 were examined by the Internal Revenue Service. The examination was completed in June 2005 and the Company was assessed $1,780,000 for income taxes relating to the accrual for supplier disputes set forth in Note 5 hereof. The Company paid the assessment, but has appealed the decision. Management believes the Company has adequately provided for income tax contingencies.

Note 9 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to twelve years. At December 31, 2005, including those leases which have been renewed subsequent to year-end, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

  Year                                                          (in thousands)
-------------------------------------------------------------------------------
  2006                                                               $ 1,961
  2007                                                                 1,859
  2008                                                                 1,411
  2009                                                                 1,348
  2010                                                                 1,116
Thereafter                                                             4,052
------------------------------------------------------------------------------
  Total                                                              $11,747
==============================================================================

For the years ended December 31, 2005, 2004 and 2003, rent expense for operating leases was approximately $1,291,000, $1,159,000 and $1,206,000, respectively.

The Company has entered into licensing agreement with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments are set forth in the table below:

  Year                                                           (in thousands)
-----------------------------------------------------------------------------
  2006                                                                $2,600
  2007                                                                 2,990
  2008                                                                 2,660
  2009                                                                   650
-----------------------------------------------------------------------------
     Total                                                            $8,900
=============================================================================

For the years ended  December  31,  2005,  2004 and 2003,  royalty  expenses for
licensing   were   approximately   $3,816,000,    $3,476,000   and   $2,638,000,
respectively.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2005 these open purchase orders commitments amounted to approximately $43 million, of which approximately $33 million were covered by open letters of credit. The majority of the product is scheduled to be received during the first six months of 2006, at which time these commitments will be fulfilled.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse affect on the Company's consolidated financial condition or results of operations.

Note 10 - Capitalization

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

The Board of Directors of the Company has from time-to-time authorized the repurchase of shares of the Company's common stock. On March 17, 2005, the Board of Directors of the Company also approved the repurchase of up to 400,000 shares (post-split) of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.

During 2005, the Company repurchased net 325,410 shares of its common stock at a cost of $8,155,000. The Company's purchases of shares of common stock are recorded at cost as "Treasury Stock" and result in a reduction of "Stockholders' Equity". When treasury shares are reissued, the Company uses a weighted average cost method and the excess of outstanding repurchased costs over reissue price is treated as a reduction of "Retained Earnings".

Note 11 - Stock Options, Compensation Plans and Retirement Savings Plan

The Company registered 1,500,000 shares of its common stock under the Securities Act of 1933, as amended, to be issued with regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 921,950 are available for future issue under these plans.

Stock Options Options to purchase Hampshire Group, Limited common stock are granted at the discretion of the Company's Board of Directors to executives and key employees of the Company and its subsidiaries. No option may be granted with an exercise price less than the fair market value per share of common stock at the date of grant. The vesting of options varies from immediate vesting to vesting five years from date of grant and has a maximum term of ten years. Stock option activity is as follows:

                                                  Number of    Weighted Average
                                                   Options      Exercise Price
-------------------------------------------------------------------------------
Beginning balance outstanding                      657,390         $ 6.355
  Granted                                            2,000          10.575
  Exercised                                       (232,140)          5.710
  Canceled or expired                             (155,700)          6.965
-------------------------------------------------------------------------------
Outstanding - December 31, 2003                    271,500           6.590
  Granted                                              -               -
  Exercised                                       (156,738)          6.935
  Canceled or expired                               (1,500)         10.575
-------------------------------------------------------------------------------
Outstanding - December 31, 2004                    113,312           6.062
  Granted                                              -               -
  Exercised                                        (55,000)          7.780
-------------------------------------------------------------------------------
Outstanding - December 31, 2005                     58,312          $4.442
===============================================================================

A summary of the status of options outstanding at December 31, 2005 is set forth in the table below which has been adjusted for the two-for-one stock split.

                     Options Outstanding                       Options Exercisable
---------------------------------------------------------  --------------------------
                  Number      Weighted       Weighted        Number       Weighted
   Range of     Outstanding    Average       Average       Exercisable     Average
Exercise Prices  12/31/05   Remaining Life Exercise Price   12/31/05   Exercise Price
---------------------------------------------------------  --------------------------
    $4.31           53,912      1.34           $4.31          40,000       $4.31
     6.06            4,400      4.50            6.06           4,400        6.06
---------------------------------------------------------  --------------------------
 $4.31-$6.06        58,312      1.58            4.44          44,400        4.48
=========================================================  ==========================

At December 31, 2005, 2004 and 2003, the number of stock options exercisable was 44,400, 95,000 and 211,850, respectively. Option balances, activity and weighted average exercise price prior to June 28, 2005 have been adjusted to reflect the two-for-one stock split.

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

Distributions from the plan commenced on January 15, 2003 with the distribution of 209,510 shares valued at approximately $2,095,000. On January 15, 2004, 175,494 shares valued at approximately $2,687,000 were distributed and on January 15, 2005, 72,672 shares valued at approximately $1,166,000 were distributed (all of which have been adjusted for the two-for-one stock split effective June 28, 2005). The remaining 307,860 shares will be distributed to the participants in accordance with their elections.

Company Deferred Compensation Plans
-----------------------------------
As  part  of  his  employment   agreement,   the  Company  has  agreed  to  make
contributions to a deferred compensation plan on behalf of Ludwig Kuttner, Chairman and Chief Executive Officer of the Company. For the year ended December 31, 2005, the Compensation Committee of the Board of Directors increased the contribution to $540,000 from $300,000 for the year ended December 31, 2004. The cumulative amount may be left in the Company, which accrues interest at 110% of the Applicable Federal Long-Term Interest Rate, or invested in common stock of publicly traded companies or mutual funds which are reported at market value. Such amounts will be distributed at a rate of $100,000 per quarter commencing in 2008.

As part of his employment agreement, the Company has agreed that Charles W. Clayton, Chief Financial Officer of the Company, may defer up to 60% of his incentive compensation plus any increase in base salary, not to exceed 45% of total compensation, which may be left in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate or invested in common stock of publicly traded companies or mutual funds which are reported at market value. Such amounts will be distributed at a rate of $50,000 per quarter commencing in 2008.

In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the former President of Hampshire Designers, Inc., the Company accrued aggregate deferred compensation of $1,450,000, which accrues interest at the Company's effective investment rate during periods when the Company has cash invested and at the Company's borrowing rate with its lead bank during periods when the Company is borrowing cash. Mr. Warsaw retired effective December 31, 2005; therefore, such amounts will be distributed in three approximately equal annual installments commencing in 2006.

Retirement  Savings  Plan
-------------------------
The Company has a "Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan" under which employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company's bonus matching contribution is determined annually at the discretion of the Board of Directors. Matching contributions for the years ended December 31, 2005, 2004 and 2003 were approximately $148,000, $157,000 and $168,000, respectively. All Company matching contributions vest fully after six years of employment.

Note 12 - Related Party Transactions

The Company leases two buildings from a company in which Ludwig Kuttner, Chairman and Chief Executive Officer of the Company, has a 96% beneficial ownership and Charles W. Clayton, Chief Financial Officer of the Company, has a 4% beneficial ownership. Rent expense under such leases for the years ended December 31, 2005, 2004 and 2003 was approximately $88,000, $153,000 and
$251,000, respectively. The Company's lease for a distribution center in Anderson, South Carolina, expired April 30, 2004, and was not renewed. The lease for the administrative offices expires April 30, 2006. The terms of the leases with the related company were approved by the Board of Directors of the Company based on independent confirmation that the leases are fair and reasonable and are at market rates.

The Company has entered into a twelve-year lease with a company in which Ludwig Kuttner, Chairman and Chief Executive Officer of the Company, and Charles W. Clayton, Chief Financial Officer of the Company, are the beneficial owners. The 24,000 square foot building, located in Anderson, South Carolina, will be utilized as administrative offices for the Company commencing February 2006. The terms of the lease with Mr. Kuttner were approved by the Board of Directors of the Company based on independent confirmation that the terms are fair and reasonable and are at market rates.

The Company entered into a $41,000 purchase agreement for data and communication lines and hardware for the new administrative offices with a company in which Ludwig Kuttner, Chairman and Chief Executive Officer of the Company, is a 75% beneficial owner. The terms of the purchase agreement with Mr. Kuttner were approved by the Board of Directors of the Company as fair and at market rates based on independent bidding.

As part of the announced repurchase plan, the Company purchased 80,000 shares of its common stock from Mr. Kuttner on December 13, 2005, at $24.49 per share which represented the five-day average market closing price prior to the transaction, as reported by NASDAQ.

Mr. Kuttner and Roger B. Clark, Vice President Finance and Principal Accounting Officer, participate in the management of the real estate investment company formally owned by the Company. Such participation does not, in the judgment of the Company, interfere with the performance by Messrs. Kuttner and Clark of their duties for the Company.

The Company entered into a service agreement with an affiliated company, owned by certain officers of Item-Eyes, Inc., to warehouse and distributed a portion of its women's related separates products. The service agreement provides that a fee be paid on a per unit shipped basis. The service agreement expired August 31, 2005 and the warehouse function of Item-Eyes was transferred to an unrelated third-party. Fees paid for the years ended December 31, 2005, 2004, and 2003 were $792,410, $2,288,000 and $2,496,000, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income.

Note 13 - Discontinued Operations

During 2003, the Company completed the disposition of Hampshire Investments, Limited ("HIL"), its real estate investment subsidiary. A special committee of the Board of Directors ("Board"), comprised of the independent directors was responsible for the disposal because Ludwig Kuttner, Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers.

In exchange for HIL, the Company received shares of its common stock with a fair market value of $23.9 million based on the closing price as reported by NASDAQ at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transaction resulted in a loss from disposal of approximately $6,433,000, including disposal costs of $950,000. In accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the transaction was accounted in the consolidated statement of income for the year ended December 31, 2003 as a loss from disposal of discontinued operation.

Note 14 - Acquisitions

On October 3, 2005, the Company, through its wholly owned subsidiary SB Corporation, a Delaware corporation, consummated the acquisition of certain assets of the David Brooks(R) business. The assets purchased, consisting of inventory and trade name, were acquired for $2,460,000 in cash. Under the terms of the purchase agreement, the Company will make additional payments to the seller through 2008 based on the net sales of products bearing the name David

Brooks. The business is located in Brockton, Massachusetts with sales offices and showrooms in New York, Chicago and Dallas.

On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, consummated the acquisition of substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the assets and business was $300,000 plus assumption of liabilities of approximately $11,950,000, including $800,000 notes payable to former shareholders. SH Holding Company has changed its name to Shane Hunter, Inc.

Shane Hunter, which is and will continue to be based in San Francisco, California, was founded in 1988. The company is predominantly engaged in the sale of junior's and children's apparel to mass merchant retailers. The principals of the company will continue with the business as its co-presidents; and their support team will remain with the business and continue to run its day-to-day operations.

Note 15 - Earnings Per Share

Set forth in the table below is the reconciliation by year of the numerator (income) and the denominator (shares) for the computation of basic and diluted earnings per share ("EPS").

For the Year 2005                                      Numerator Denominator Per-Share
(in thousands, except per share data)                   Income     Shares     Amount
--------------------------------------------------------------------------------------
Basic EPS:      Net income                              $12,798    8,153      $1.57
                Effect of dilutive securities-options       -         35      (0.01)
--------------------------------------------------------------------------------------
Diluted EPS:    Net income                              $12,798    8,188      $1.56
======================================================================================

For the Year 2004 (1)                                  Numerator Denominator Per-Share
(in thousands, except per share data)                   Income     Shares     Amount
--------------------------------------------------------------------------------------
Basic EPS:      Net income                              $13,725    8,148      $1.68
                Effect of dilutive securities-options       -        103      (0.02)
--------------------------------------------------------------------------------------
Diluted EPS:    Net income                              $13,725    8,251      $1.66
======================================================================================

For the Year 2003 (1)                                  Numerator Denominator Per-Share
(in thousands, except per share data)                   Income     Shares     Amount
---------------------------------------------------------------------------------------
Basic EPS:      Income from continuing operations       $11,423      -        $1.25
                Loss from discontinued operations, net   (5,796)     -        (0.63)
                                                      ---------------------------------
                Net income                                5,627    9,146       0.62
                Effect of dilutive securities-options       -        246      (0.02)
---------------------------------------------------------------------------------------
Diluted EPS:    Net income                              $ 5,627    9,392      $0.60
=======================================================================================

(1) The number of shares of common stock and per share income have been adjusted for the two-for-one stock split effective June 28, 2005.

REPORT OF MANAGEMENT ON INTERNAL CONTROL
  OVER FINANCIAL REPORTING

     The management of Hampshire Group, Limited (the "Company") is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a - 15(f). Under the supervision and with the participation of management, including Hampshire Group's chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Management's evaluation did not include the internal controls over financial reporting relating to one acquisition - the purchase of certain assets and business of the David Brooks division of SB Corporation ("David Brooks") acquired on October 3, 2005. Total assets, net assets and net sales of David Brooks represented 1.5%, 0.1% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

     There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

     In meeting its responsibility for the reliability of the financial statements, the Company depends upon its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded  and that  transactions  are properly  authorized and recorded.  The system is supported by policies and guidelines, and by careful selection and training of financial management personnel. The Company also has a Disclosure
Controls Committee, whose responsibility is to help ensure appropriate disclosures and presentation of the financial statements and notes thereto. Additionally, the Company has an Internal Audit Department to assist in monitoring compliance with financial policies and procedures.

     The Board of Directors meets its responsibility for overview of the Company's financial statements through its Audit Committee which is composed entirely of independent directors who are not employees of the Company. The Audit Committee meets periodically with management and Internal Audit to review and assess the activities of each in meeting their respective responsibilities. The independent public accounting firm has full access to the Audit Committee to discuss the results of their audit work, the adequacy of internal accounting controls, and the quality of financial reporting.

     Based on management's evaluation, we concluded that internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report is included herein.

Date:  March  8, 2006

/s/ Ludwig Kuttner                          /s/ Charles W. Clayton
----------------------------                -----------------------------
Ludwig Kuttner                              Charles W. Clayton
President and                               Executive Vice President and
Chief Executive Officer                     Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hampshire Group, Limited
Anderson, South Carolina

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Hampshire Group, Limited (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. As described in the Report of Management on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the David Brooks division of SB Corporation ("David Brooks"), which was acquired on October 3, 2005 and whose financial statements reflect total assets and revenues constituting 1.5% and 0.6% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at David Brooks. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March [ ], 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

Charlotte, North Carolina
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hampshire Group, Limited
Anderson, South Carolina

We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and subsidiaries (the "Company") as of December 31, 2005, and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index on F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hampshire Group, Limited and subsidiaries as of December 31, 2005, and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March [ ], 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche, LLP
--------------------------
Charlotte, North Carolina
March 8, 2006

                                                                          SCHEDULE II

                            HAMPSHIRE GROUP, LIMITED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                          Balance at Charged to
                                          beginning   sales and              Balance at
                                           of year    expenses   Deductions  end of year
                                         -----------------------------------------------
YEAR ENDED DECEMBER 31, 2003
  Allowance for returns and adjustments    $14,097     $29,558    ($27,018)   $16,637
  Allowance for doubtful accounts              450         (57)        (56)       337

YEAR ENDED DECEMBER 31, 2004

  Allowance for returns and adjustments    $16,637     $24,423    ($25,463)   $15,597
  Allowance for doubtful accounts              337          12         (74)       275

YEAR ENDED DECEMBER 31, 2005

  Allowance for returns and adjustments    $15,597     $35,254    ($31,745)   $19,106
  Allowance for doubtful accounts              275          60          57        392

    Other required schedules were omitted as not applicable.

                            HAMPSHIRE GROUP, LIMITED
                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)

In 2005, Quarter Ended                                                           Annual
(in thousands, except per share data)   Apr. 2    Jul. 2    Oct. 1    Dec. 31    Total
-----------------------------------------------------------------------------------------
Net sales                              $58,077   $38,636   $123,592  $103,720  $324,025
Gross profit                            14,351     8,588     29,933    24,666    77,538
Operating income (loss)                    944    (3,427)    11,902     6,953    16,422
Non-recurring income                       -       4,622        -         -       4,622
                                      ---------------------------------------------------
Income before income taxes               1,248     1,659     12,002     7,139    22,048
Provision for income taxes                 500       675      5,075     3,000     9,250
                                      ---------------------------------------------------
Net income                             $   748   $   984   $  6,927  $  4,139  $ 12,798
                                      ===================================================

Net income per common share: Basic       $0.09     $0.12      $0.85     $0.52     $1.57
                                      ===================================================
                             Diluted     $0.09     $0.12      $0.85     $0.51     $1.56
                                      ===================================================
-----------------------------------------------------------------------------------------
In 2004, Quarter Ended                                                          Annual
(in thousands, except per share data)   Apr. 3    Jul. 3    Oct. 2    Dec. 31    Total
-----------------------------------------------------------------------------------------
Net sales                              $54,397   $26,252   $116,104  $105,246  $301,999
Gross profit                            12,416     7,602     29,333    31,195    80,546
Operating income (loss)                    119    (2,924)    11,715    14,231    23,141
                                      ---------------------------------------------------
Income (loss) before income taxes          247    (2,844)    11,665    14,157    23,225
Provision (benefit) for income taxes       100    (1,150)     4,725     5,825     9,500
                                      ---------------------------------------------------
Net income (loss)                      $   147   ($1,694)  $  6,940  $  8,332  $ 13,725
                                      ===================================================
Net income (loss) per common share:
                              Basic      $0.04    ($0.21)     $0.85     $1.03     $1.68
                                      ===================================================
                              Diluted    $0.03    ($0.21)     $0.84     $1.01     $1.66
                                      ===================================================

                            HAMPSHIRE GROUP, LIMITED
                          SUMMARY SELECT FINANCIAL DATA
                      (in thousands, except per share data)

            Year Ended December 31,                  2005     2004      2003      2002      2001
            --------------------------------------------------------------------------------------
INCOME      Net sales                             $324,025  $301,999  $292,651  $293,268  $261,361
STATEMENT   Cost of goods sold                     246,487   221,453   218,454   210,336   192,546
DATA                                              ------------------------------------------------
            Gross profit                            77,538    80,546    74,197    82,932    68,815
            Selling, general and administrative
              expenses                              61,116    57,405    54,903    51,816    45,482
            Loss on sale of plant and equipment        -         -         -         -       2,618
                                                  ------------------------------------------------
            Income from operations                  16,422    23,141    19,294    31,116    20,715
            Other income (expense):
              Interest income                        1,334       726       683       420       514
              Interest expense                        (587)     (645)     (909)   (1,359)   (2,563)
              Non-recurring income                   4,622       -         -         -         -
              Miscellaneous                            257         3       155      (271)     (133)
                                                  ------------------------------------------------
            Income from continuing operations
              before provision for income taxes     22,048    23,225    19,223    29,906    18,533
            Provision for Income taxes               9,250     9,500     7,800    11,861     6,930
                                                  ------------------------------------------------
            Income from continuing operations      $12,798   $13,725   $11,423   $18,045   $11,603
                                                  ================================================
            Income per share from      Basic         $1.57     $1.68     $1.25     $1.91     $1.24
              continuing operations:              ================================================
                                       Diluted       $1.56     $1.66     $1.22     $1.87     $1.24
                                                  ================================================
            Weighted average number    Basic         8,153     8,148     9,146     9,422     9,322
              of shares outstanding:              ================================================
                                       Diluted       8,188     8,251     9,392     9,668     9,348
                                                  ================================================

            --------------------------------------------------------------------------------------
            December 31,                            2005      2004      2003      2002      2001
            --------------------------------------------------------------------------------------
BALANCE     Cash and short term investments       $ 75,845  $ 80,654  $ 63,292  $ 66,893  $ 28,151
SHEET       Working capital                         99,523   100,774    85,827    82,626    70,713
DATA        Total assets                          $140,425  $140,780  $131,156  $128,601  $107,678
                                                  ================================================
            Long-term liabilities                 $  3,819     6,690     8,307  $ 12,088  $ 18,167
            Stockholders' equity                   109,908   104,892    90,422   108,455    91,153
                                                  ================================================
            Book value per share                    $13.96    $12.79    $11.11    $11.48     $9.71
                                                  ================================================

                                      F-25