Form 10-Q
period 2006-04-01
HAMPSHIRE GROUP LTD
filed 2006-05-09
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended April 1, 2006.
                                         or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from ________ to _________.

                          Commission File No. 000-20201

                            HAMPSHIRE GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                              06-0967107
    -----------------------------      ------------------------------------
       (State of Incorporation)        (I.R.S. Employer Identification No.)

                             1924 PEARMAN DAIRY ROAD
                         ANDERSON, SOUTH CAROLINA 29625
-------------------------------------------------------------------------------
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

      (Registrant's Telephone Number, Including Area Code) - (864) 231-1200

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of Each Class                   Number of Shares Outstanding
        of Securities                            as of May 5, 2006
  -----------------------------             ----------------------------
  Common Stock, $0.10 Par Value                      7,849,405

                            HAMPSHIRE GROUP, LIMITED
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1   Financial Statements

         Unaudited Consolidated Balance Sheets as of
         April 1, 2006, April 2, 2005 and December 31, 2005               3

         Unaudited Consolidated Statements of Income for
         the Three Months Ended April 1, 2006 and April 2, 2005           4

         Unaudited Consolidated Statements of Cash Flows
         for the Three Months Ended April 1, 2006 and April 2, 2005       5

         Notes to Unaudited Consolidated Financial Statements             6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Item 3   Quantitative and Qualitative Disclosures About Market Risk      15

Item 4   Controls and Procedures                                         16


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                               16

Item 1A  Risk Factors                                                    16

Item 2   Purchase/Sale of Equity Securities                              17

Item 6   Exhibits                                                        17

Signatures                                                               18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act         19

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act          21

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            HAMPSHIRE GROUP, LIMITED
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              April 1,    April 2,     Dec. 31,
ASSETS                                          2006       2005        2005 (1)
------                                       ----------  ---------   -----------
Current assets:
  Cash and cash equivalents                  $  30,599    $ 25,891    $ 65,791
  Short-term investments                        10,029      46,811      10,054
  Accounts receivable trade - net               48,635      33,213      27,554
  Other receivable                               1,443         155         847
  Inventories - net                             20,395      12,051      13,960
  Other current assets                           8,752       6,054       8,015
                                              --------   ---------    --------
    Total current assets                       119,853     124,175     126,221

Fixed assets - net                               2,116       1,462       2,056
Goodwill                                         8,020       8,020       8,020
Trading securities held in retirement trust      2,824         394       2,243
Other assets                                     2,963       1,406       1,885
                                              --------    --------    --------
                                              $135,776    $135,457    $140,425
                                              ========    ========    ========

LIABILITIES
-----------
Current liabilities:
  Current portion of long-term debt           $     46    $  1,886    $     46
    Accounts payable                             9,886      10,031       9,337
    Accrued expenses and other liabilities      12,229      10,856      17,315
                                              --------    --------    --------
      Total current liabilities                 22,161      22,773      26,698

Long term debt - less current portion               50       3,750          61
Deferred compensation                            3,941       3,103       3,758
                                              --------    --------    --------
      Total liabilities                         26,152      29,626      30,517
                                              --------    --------    ---------

STOCKHOLDERS' EQUITY
--------------------
Common Stock, $0.10 par value; 8,243,784,
  9,523,822 and 8,243,784 issued; and
  7,862,505, 8,223,258 and 7,873,105               824         476         824
  outstanding (2)

Additional paid-in capital                      34,266      34,007      34,069
Retained earnings                               82,933      93,383      83,179
Treasury stock                                  (8,399)    (22,035)     (8,164)
                                              --------    --------    --------
   Total stockholders' equity                  109,624     105,831     109,908
                                              --------    --------    --------
                                              $135,776    $135,457    $140,425
                                              ========    ========    ========

(1) Derived from the December 31, 2005 audited consolidated balance sheet.
(2) Number of shares issued and outstanding have been adjusted for the two-for-one stock split effective June 28, 2005.

  (The accompanying notes are an integral part of these unaudited financial statements.)

                          HAMPSHIRE GROUP, LIMITED
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                                   Three Months Ended
                                                 ----------------------
                                                  April 1,      April 2,
                                                   2006          2005
                                                 --------      --------
Net sales                                        $68,111        $58,077
Cost of goods sold                                51,880         43,726
                                                 --------       -------
     Gross profit                                 16,231         14,351

Selling, general and
  administrative expenses                         17,048         13,357
                                                 --------       -------
Income (loss) from operations                       (817)           994

Other income (expense):
  Interest income                                    542            388
  Interest expense                                   (18)          (147)
  Other - net                                         (8)            13
                                                 --------       -------
Income (loss) before income taxes                   (301)         1,248

Provision (benefit) for income taxes                (125)           500
                                                 --------       -------
Net income (loss)                               ($   176)        $  748
                                                 ========       =======

Net income (loss) per share (1)     Basic         ($0.02)         $0.09
                                                 =========      =======
                                    Diluted       ($0.02)         $0.09
                                                 =========      =======
Weighted average number
  of shares outstanding (1)         Basic          7,871          8,206
                                                 =========      =======
                                    Diluted        7,871          8,249
                                                 =========      =======

(1) Weighted average number of shares outstanding and net income per share have been adjusted for the two-for-one stock split effective June 28, 2005.

        (The accompanying notes are an integral part of these unaudited financial statements.)

                            HAMPSHIRE GROUP, LIMITED
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Three Months Ended
                                                         ----------------------
                                                           April 1,     April 2,
                                                            2006         2005
                                                         ----------------------
Cash flows from operating activities:
  Net income (loss)                                       ($  176)      $ 748
  Adjustments to reconcile income from operations
    to net cash (used in) provided by operating
    activities:
      Depreciation and amortization                           298         230
      Net deferred compensation expenses for executives        34         171
      Net change in operating assets and liabilities:
        Receivables                                       (10,594)       (300)
        Inventories                                         3,757      (1,658)
        Other assets                                           38        (133)
        Accounts payable, accrued expenses and
          other liabilities                               (12,786)     (6,085)
                                                         ---------    -------
     Net cash used in operating activities                (19,429)     (7,027)
                                                         ---------    -------
Cash flows from investing activities:
  Sales of short-term investments                              25      30,056
  Purchase of short-term investments                          -       (27,427)
  Cash used in business acquisition                        (2,099)        -
  Capital expenditures - net                                 (166)       (374)
  Purchase of securities in deferred compensation fund       (432)       (402)
                                                         ---------    -------
    Net cash provided by (used in) investing activities    (2,672)      1,853
                                                         ---------    -------
Cash flows from financing activities:
  Advances repaid to factor                               (12,775)        -
  Repayment of long-term debt                                 (11)        (15)
  Purchase of treasury stock                                 (331)       (252)
  Proceeds from issuance of treasury stock                     26         118
                                                         ---------    -------
    Net cash used in financing activities                 (13,091)       (149)
                                                         ---------    -------
Net decrease in cash and cash equivalents                 (35,192)     (5,323)
Cash and cash equivalents - beginning of period            65,791      31,214
                                                         ---------    -------
Cash and cash equivalents - end of period                 $30,599     $25,891
                                                         =========    =======
-------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:

Cash paid during the period for:
  Income taxes                                             $3,287      $3,777
  Interest                                                     15           1
Non-cash activity:
  Treasury stock from options exercised                       -           384
  Tax benefit relating to Common Stock Plans                  197         325

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

The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K.

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

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowances for Customer Returns and Adjustments
-----------------------------------------------
The Company establishes allowances for customer returns, trade discounts, advertising allowances, customer chargebacks, and for sales and markdown allowances given to the customer normally at the end of the selling seasons. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.

Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for and others may be requested by customers for the concluded seasons. Likewise, should the financial performance of the Company's customers or other parties improve and result in favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.

Reserves for Doubtful Accounts of Customers
-------------------------------------------
The Company maintains reserves for doubtful accounts of its customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. The Company does not normally require collateral for its trade receivables. Certain high-risk customer accounts are factored with financial institutions to reduce the credit risk. If the financial condition of the Company's customers were to deteriorate and impair their ability to make payments on their accounts, the Company may be required to increase its allowances by recording additional reserves for doubtful accounts.

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

Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, including Hampshire Designers, Item-Eyes, SB Corporation (dba "David Brooks"), Shane Hunter and Keynote Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments
---------------------
The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amounts of the financial instruments are considered a reasonable estimate of their fair value at April 1, 2006, due to the short-term nature of the items.

Cash Equivalents
----------------
Cash equivalents consist of highly liquid investments with initial maturities of thirty days or less. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Short-Term Investments
----------------------
Short-term investments consist primarily of AAA rated auction bonds which normally have a 35-day liquidity. These investments are classified as "available for sale".

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

Intangible Assets
-----------------
Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill amortization ceased. Goodwill is reviewed for impairment during the fourth quarter of each year or more often should impairment indicators exist.

Definitive-life intangibles are included in Other Assets on the Consolidated Balance Sheet of the Company and are amortized over their estimated useful life, not to exceed eight years.

Fixed  Assets
-------------
Fixed assets are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount.

Revenue Recognition
-------------------
The Company recognizes sales revenue upon shipment of goods to customers, net of the Company's estimate of returns and allowances and co-op advertising.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included as part of selling, general and administrative expenses.

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

Earnings Per Common Share
-------------------------
Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of outstanding stock options.

Note 3 - Inventories
--------------------

A summary of inventories by component is as follows:
                                  April 1,   April 2,   Dec. 31,
            (In thousands)          2006      2005        2005
----------------------------------------------------------------
Finished goods                    $17,467    $11,973    $13,890
Work-in-progress                    1,928         11        -
Raw materials and supplies          1,000         67         70
                                  -------    -------    -------
     Total                        $20,395    $12,051    $13,960
                                  -------    -------    -------

Note 4 - Revolving Credit Facility
----------------------------------
The Company has a Revolving Credit Agreement ("Credit Facility") with six participating commercial banks. The Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100 million less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, and cash on deposit in a pledged account, if any.

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At April 1, 2006, the Company had no outstanding borrowings and $52.4 million outstanding under letters of credit, which includes $4.8 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At April 1, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $20.9 million.

The Credit Agreement contains financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limits capital expenditures and restricted payments to a specified maximum amount. The repurchase of the Company's common stock is limited to an aggregate of $10 million. As of April 1, 2006, the
Company was in compliance with the financial performance covenants and restrictions.

In November 2005, the Company prepaid the balance of its outstanding Senior Notes in the amount of $4,687,500.

Note 5 - Earnings Per Share
---------------------------
Set forth in the table below is a reconciliation by year of the numerator (income) and the denominator (shares) of the basic and diluted earnings per share ("EPS") computations.

                                  Three Months Ended                  Three Months Ended
                                     April 1, 2006                      April 2, 2005
                             -------------------------------- -------------------------------
(In thousands,                Numerator Denominator Per Share Numerator Denominator Per Share
  except per share data)        Loss      Shares      Amount   Income    Shares*     Amount
                             -------------------------------- -----------------------------
Basic EPS:
Net income (loss)              ($176)     7,871       ($0.02)   $748      8,206       $0.09
Effect of dilutive securities
  -options                        -         -            -        -          43         -
                              ------------------------------- -------------------------------
Diluted EPS:
Net income (loss)              ($176)     7,871       ($0.02)   $748      8,249       $0.09
                              =============================== ===============================

   (*) Number of shares outstanding and net income per share have been adjusted for the two-for-one stock split effective June 28, 2005.

Note 6 - Stock Split and Buyback
--------------------------------
On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the Company's treasury stock account. Upon completion of the stock split, the number of issued shares of common stock was 8,243,784 of which 83,400 shares were held as treasury stock. The number of shares and per share data for all periods presented have been adjusted to reflect the stock split.

On April 26, 2006, the Board of Directors of the Company approved the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The repurchase will be conducted through open market or privately negotiated transactions over an indefinite period.


Note 7 - Contingencies
----------------------
The Company is, from time to time, involved in litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which it is a party will have a material adverse effect on the Company's consolidated financial condition or results of operations.

During 2002, the Company was advised that certain of its suppliers would not be able to deliver finished products as agreed. In connection with this situation, the Company established a reserve in the amount of $7,540,000 for costs of inventory purchases arising from these events. At April 1, 2006, these matters remain unresolved.

Note 8 - Acquisitions
---------------------
On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, consummated the acquisition of substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the assets and business was $2,100,000 (including $800,000 notes payable to former shareholders). For the year ended December 31, 2005, Shane-Hunter, Inc. reported unaudited net sales of $48,842,000 and income before income taxes of $1,042,000. SH Holding Company has changed its name to Shane Hunter, Inc.

Shane Hunter, which is and will continue to be based in San Francisco, California, was founded in 1988. The company is predominantly engaged in the sale of junior's and children's apparel to mass merchant retailers. The principals of the company will continue with the business as its co-presidents; and their support team will remain with the business and continue to run its day-to-day operations. The initial allocation of assets acquired and liabilities assumed of Shane hunter is as follows:

                                                   Jan. 5,
               ASSETS                               2006
               ------                            --------
    Cash and cash equivalents                     $     1
    Accounts receivable                            11,083
    Inventories                                    10,192
    Other current assets                              802
    Fixed assets                                      123
    Identified intangibles                          1,205
                                                  -------
      Total assets acquired                       $23,406
                                                  =======
           LIABILITIES
           -----------
    Advances due factor                           $12,775
    Accounts payable                                8,059
    Accrued expenses and other liabilities            472
                                                  -------
      Total liabilities assumed                   $21,306
                                                  =======
    PURCHASE PRICE (Net assets acquired)          $ 2,100
                                                  =======

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

EXECUTIVE OVERVIEW
------------------
Hampshire  Group,  Limited is a holding company that markets apparel for men and
women  through  four  wholly-owned  subsidiaries:   Hampshire  Designers,  Inc.,
Item-Eyes, Inc., SB Corporation and Shane Hunter, Inc.

We believe that Hampshire Designers, which primarily designs and sell women's and men's sweaters, is the largest designer and marketer of sweaters in North America. Item-Eyes, which designs and sells a broad line of women's woven and knit related separates, is a leading designer and marketer of related separates.

David Brooks(R), which we acquired in October 2005, designs and markets a broad range of women's sportswear for the `better' market and is designated as the Hampshire Better Brands Division. Shane Hunter, which we acquired in January 2006, designs and markets apparel in children, juniors, missy, petite and maternity sizes to mass merchant retailers.

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

In a highly competitive retail climate, the Company continues to remain focused on its customers' needs in terms of quality, value and service. We will attempt to minimize our exposure to foreign manufacturing by placing our contracts for production as far in advance as reasonably possible and by scheduling delivery of products in advance of the dates on which products are to be delivered to customers. However, we are not able to forecast with any certainty our sales for the remainder of the year due to the competitive retail environment and uncertain outlook for retail sales.

RESULTS OF OPERATIONS

Three Months Ended April 1, 2006 and April  2, 2005
---------------------------------------------------
At the beginning of the fourth quarter of 2005 the Company acquired the inventory and trademark rights of "David Brooks" from Kellwood, and on January 5, 2006, the Company acquired all of assets and assumed primarily all of the liabilities of Shane Hunter, a San Francisco apparel based business. For the following discussion the activities of these two operations will collectively be referred to as the Company's "acquired business". The activity of the Company's business which continued from the previous year will be referred to as the Company's "existing business".

Net Sales
---------
Net sales for the three months ended April 1, 2006 were $68,111,000, compared with $58,077,000 for the same period last year, an increase of $10,034,000 or 17.3%. Net sales from the Company's acquired business contributed $19,181,000. The decrease of $9,147,000, or 15.7%, in the Company's existing business resulted from reduced net sales of women's related separates and women sweaters. This decrease resulted primarily from a lower demand in the private label business. The Company shipped approximately 176,000 dozen more units, or 34.7%, during the three months ended April 1, 2006, compared with the same period last year. The increase resulted from 261,000 dozen shipped from the acquired business, offset by a 85,000 dozen decrease, or 16.8%, in the existing business, when compared to the same period the prior year. The average net sales price per unit for the three months ended April 1, 2006 decreased 12.9%, compared with the same period last year, however the existing business had a 1.3% increase in the average net sales price, when comparing to the same period last year.

Gross Profit
------------
Gross profit for the three months ended April 1, 2006 was $16,231,000 compared with $14,351,000 for the same period last year, an increase of $1,880,000 or 13.1%. Gross profit from the acquired business contributed approximately $5,139,000 in the current period. The existing business had a decrease of approximately $3,259,000 which resulted primarily from the decreased net sales during the current three-month period. As a percentage of net sales, gross profit percentage was 23.8% for the three-month period of 2006, 22.7% for the existing business, compared with 24.7% for the same period last year. The decrease in gross profit percentage resulted primarily from the mix of product shipped in the current period.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative ("SG&A") expenses were $17,048,000 for the three months ended April 1, 2006 compared with $13,357,000 for the same period last year. The SG&A expenses in the current period for the acquired business was approximately $4,086,000 and approximately $12,962,000 for the existing business. The decrease of $395,000 for the existing business resulted primarily from the decrease in expenses from the reduced net sales in the current three-month period. As a percentage of net sales, SG&A expenses for the three-month period of 2006 were 25.0%. For the existing business, the SG&A expenses were 26.5% compared with 23.0% for the same period last year. This increase in percent is a function of higher fixed costs in relation to lower net sales for the existing business in the current period.

Interest Income
---------------
Interest income for the three months ended April 1, 2006 was $542,000, compared with $388,000 for the same period last year. The increase resulted from higher average returns on investments during the current three-month period.

Interest Expense
----------------
Interest expense for the three months ended April 1, 2006 was $18,000, compared with $147,000 for the same period last year. The decrease resulted from lower average borrowings during the period ended April 1, 2006. Average borrowings during the three-month period ended April 1, 2006 were $102,000, compared with $5,644,000 for the same period last year. In November 2005, the Company prepaid the balance of its outstanding Senior Notes in the amount of $4,687,500.

Income Taxes
------------
Due to the operating loss, the Company's provision for income taxes for the three months ended April 1, 2006 was a benefit of $125,000 compared with an expense of $500,000 for the same period last year. The effective income tax rate was 41.5% for the three months ended April 1, 2006, compared with 40.1% for the same period last year. The increase in the effective tax rate primarily resulted from a shift in the applicable state income taxes.

Net Income (Loss)
-----------------
As a result of the foregoing, the Company had net loss for the three months ended April 1, 2006 of $176,000, or $0.02 per diluted share, compared with net income of $748,000, or $0.18 per diluted share for the same period last year. For the three months ended April 1, 2006 the existing business had a net loss of approximately $416,000, or $0.05 per diluted share, with the acquired business accounting for net income of approximately $240,000, or $0.03 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The primary liquidity and capital requirements of the Company are to fund working capital for current operations, which consists primarily of funding the seasonal buildup in inventories and accounts receivable. During November 2005 the Company prepaid the balance of its outstanding Senior Notes in the amount of $4,687,500. At April 1, 2006, the Company had long-term debt of approximately $96,000. Due to the seasonality of the business, the Company generally reaches its maximum working capital requirement during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under revolving credit lines.

Net cash used in operating activities was $19,429,000 for the three months ended April 1, 2006, as compared with net cash used in operating activities of $7,027,000 for the same period last year. Net cash used in operating activities during the three months ended April 1, 2006 resulted primarily from an increase in accounts receivable of $10,594,000, of which $7,176,000 of the increase is due to the acquired businesses, and a decrease in accounts payable, accrued expenses and other liabilities of $12,786,000, of which approximately $3,606,000 resulted from the acquired businesses. This was offset in part by a decrease of approximately $3,757,000 in inventory, of which $407,000 resulted from the acquired businesses.

Net cash used in operating activities for the three months ended April 2, 2005 resulted primarily from an increase in inventory of $1,658,000 and a decrease in accounts payable, accrued expenses and other liabilities of $6,085,000. This activity for this period resulted primarily from the normal seasonality of the Company's existing businesses and final payment of the Company's prior year taxes and year end bonuses.

Net cash used in investing activities was $2,672,000 for the three months ended April 1, 2006, as compared with net cash provided by investing activities of $1,853,000 for the same period last year. For the period ended April 1, 2006, the Company had net sales of short-term investments of $25,000 as compared with $2,629,000 for the same period the prior year. During the three-month period ended April 1, 2006 the Company used $166,000 on net capital expenditures, compared with $374,000 used the prior year in the three-month period. Additionally, during the three-month period ended April 1, 2006, the Company purchased securities in a deferred compensation fund for $432,000, compared with $402,000 used the prior year in the three-month period. During the three-month period ended April 1, 2006, the Company used $2,099,000 for the acquisition of Shane Hunter.

Net cash used in financing activities was $13,091,000 for the three months ended April 1, 2006, as compared with net cash used in financing activities of $149,000 for the same period last year. During the three-month period ended April 1, 2006, the Company used $12,775,000 to repay factor advances of the acquired business which were part of the assumed liabilities. During the three months ended April 1, 2006 and April 2, 2005, the Company repaid long-term debt of $11,000 and $15,000, respectively, purchased treasury stock in the amount of $331,000 and $252,000, respectively, and had proceeds from the issuance of treasury stock of $26,000 and $118,000, respectively.

On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. To complete the distribution the Company elected to use approximately 640,000 shares of treasury stock, which was relieved at weighted average costs with the difference off-set in retained earnings. Distribution of the stock split resulted in distribution of approximately 4,120,000 additional shares of common stock. Upon completion of the stock split, the number of shares of common stock issued was approximately 8,240,000. The Company maintains a Revolving Credit Agreement ("Credit

Facility") with six participating commercial banks, with HSBC Bank USA as agent. The Credit Facility, which matures on April 30, 2007, provides for secured borrowings up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable; cash deposited in a pledged account; 50% of eligible inventory (subject to seasonal limits); 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, plus seasonal over advances in the periods of highest requirements.

Advances under the Credit Facility bear interest at either the bank's prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable; cash deposited in a pledged account; inventory and a pledge of the common stock of the subsidiaries. At April 1, 2006, the Company had no outstanding borrowings, had no cash deposited in a pledged account, and $52.4 million outstanding under letters of credit, which includes approximately $4.8 million related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At April 1, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $20.9 million.

The Credit Facility contains financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limits capital expenditures and restricted payments to a specified maximum amount.

The Credit Facility contains an aggregate limit of $10,000,000 on the repurchase of the Company's common stock. As of April 1, 2006, the Company had repurchased a net amount of $8,515,000 of its common stock. In addition, on April 26, 2006, the Board of Directors of the Company approved the repurchase of up to 1,000,000 shares of the Company's outstanding stock.

Management believes that cash flow from operations, available borrowings under the credit facility and long-term borrowings will provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
There have been no changes to the Company's significant accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

The long-term debt of the Company is at fixed interest rates, which was at market when the debt was issued, but was above market on April 1, 2006. The short-term debt of the Company is at variable rates based on the prime interest rate of the lending institutions or, at the option of the Company, a fixed rate based on LIBOR, for a fixed term.

In purchasing apparel from foreign manufacturers, the Company uses letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures
----------------------------------
As of April 1, 2006 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Exchange Act for the period indicated.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There have not been any changes in the Company's internal control over financial reporting during the three months ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. Management of the Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition, results of operations, or cash flow.

Item 1A - Risk Factors

There have been no changes to the Company's risk factors as set forth in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES
                          COMMON STOCK, $0.10 PAR VALUE

                                                                                Maximum
                                                       Total Number of      Number of Shares
                                                        Shares Purchased    that May Yet Be
                     Total Number of    Average Price  as Part of Publicly  Purchased Under
  Period             Shares Purchased     Per Share     Announced Plans         the Plan
--------------------------------------------------------------------------------------------
Month No. 1
Jan. 1 - Jan. 28           -                 -                -                   -
Month No. 2
Jan. 29 - Feb. 25       15,000             $22.10          15,000               62,009
Month No. 3
Feb. 26 - April 1          -                 -                -                    -
                      ----------------------------------------------------------------------
    Total               15,000             $22.10          15,000               62,009
                      ======================================================================

Note:These repurchases were made under a plan announced on May 9, 2005 for the repurchase of up to 400,000 shares of common stock. On April 26, 2006, the Board of Directors approved the repurchase of 1,000,000 additional shares of common stock of the Company. The plan does not have an expiration date.


Item 6 - Exhibits

Exhibit No.                          Description
-----------  ---------------------------------------------------------------
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


                                          HAMPSHIRE GROUP, LIMITED
                                         (Registrant)


Date: May 8, 2006                        /s/ Ludwig Kuttner
-----------------                        ----------------------------------
                                         Ludwig Kuttner
                                         Chairman of the Board of Directors
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: May 8, 2006                        /s/ Charles W. Clayton
-----------------                       ----------------------------------
                                         Charles W. Clayton
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: May 8, 2006                        /s/ Roger B. Clark
-----------------                       ----------------------------------
                                         Roger B. Clark
                                         Vice President Finance
                                         (Principal Accounting Officer)