Form 10-Q/A
period 2006-04-01
HAMPSHIRE GROUP LTD
filed 2006-06-02
CIK 887150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           FORM 10-Q/A Amendment No. 1

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

This Amendment No. 1 to Hampshire Group, Limited's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006, filed with the Securities and Exchange Commission on May 9, 2006 (the "Form 10-Q") is being filed solely to provide corrected certification pursuant to Exchange Act Rule 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certification previously filed as Exhibit 31.1 to the Form 10-Q.

There have been no changes from the original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HAMPSHIRE GROUP, LIMITED
                                         (Registrant)


Date: June 2, 2006                       /s/ Ludwig Kuttner
------------------                       ----------------------------------
                                         Ludwig Kuttner
                                         Chairman of the Board of Directors
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: June 2, 2006                       /s/ Charles W. Clayton
------------------                      ----------------------------------
                                         Charles W. Clayton
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: June 2, 2006                       /s/ Roger B. Clark
------------------                      ----------------------------------
                                         Roger B. Clark
                                         Vice President Finance
                                         (Principal Accounting Officer)