Form 10-K/A
period 2005-12-31
HAMPSHIRE GROUP LTD
filed 2007-05-31
CIK 887150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware	06-0967107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1924 Pearman Dairy Road Anderson, South Carolina	29625-1303
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (864) 231-1200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)
Common Stock, $0.10 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 2, 2005, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $106,966,642. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.
Number of shares of Common Stock outstanding as of March 3, 2006: 7,873,105
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement, relative to its 2006 Annual
Meeting of Stockholders filed with the Securities and Exchange Commission on April 12, 2006, are
incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT NO. 1 — 10K/A – (Restatement)
Hampshire Group, Limited (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 13, 2006 (the “Original Filing”), to reflect the restatement of the Company’s financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 and certain other matters outlined below. This Amendment No. 1 to the Original Filing also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. The Company will also amend its previously filed Form 10-Q and Form 10-Q/A Amendment No. 1 for the quarter ended April 1, 2006. Other previously filed annual reports on Form 10-K, quarterly reports on Form 10-Q, earnings press releases and all similar communications for the restated periods will not be amended and should not be relied upon. Accordingly, the consolidated financial statements, reports of the Company’s Independent Registered Public Accounting Firm, and related financial information contained in all such previously filed reports should not be relied upon.
As previously disclosed and more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatements and Related Matters and Note 2 - Restatement of Previously Issued Consolidated Financial Statements to the consolidated financial statements, the restatement principally relates to an investigation initiated on June 22, 2006 by the Audit Committee (the “Audit Committee Investigation”). The Audit Committee Investigation examined issues related to, among other things, the misuse and misappropriation of the Company’s assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, and financial reporting and accounting for expense reimbursements. The Company previously announced that, based on the findings of the Audit Committee Investigation, the Company will restate its financial statements for the years 2003 through 2005. The Company determined that the restatement was necessary to correct errors related to income tax expenses, tax contingency accruals, non-accountable plan expense reimbursements for certain employees, acquisition accounting, accrual adjustments, and certain executive benefit plans. The following items have been modified in this Amendment No. 1:
•	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

•	Part I, Item 1. Business

•	Part I, Item 1A. Risk Factors

•	Part I, Item 2. Properties

•	Part I, Item 3. Legal Proceedings

•	Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

•	Part II, Item 6. Selected Financial Data

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

•	Part III, Item 11. Executive Compensation

•	Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information

•	Part III, Item 13. Certain Relationships and Related Transactions

•	Part IV, Item 15. Exhibits and Financial Statement Schedules
This Amendment No. 1 does not modify or update disclosures, including the nature and character of such disclosures, presented in the Original Filing, except for the Items set forth above. For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended by this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing, and does not reflect events occurring or items discovered after March 13, 2006, except for disclosures that reflect the restatements and that update certain disclosures affected by events related to the restatements. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to March 13, 2006, including any amendments to those filings as described above.
Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

HAMPSHIRE GROUP, LIMITED
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2005

i

“SAFE HARBOR” STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Amendment No. 1, as well as those made in other filings with the SEC.
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation Amendment No. 1, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements and we have described many such items under “Risk Factors” set forth in Item 1A in this Amendment No. 1.
We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Unless they are specifically otherwise stated to be made as of a different date, any forward-looking statement made by us in this Amendment No. 1 are made as of, and speak on as of, March 13, 2006, the filing date of the Original Filing.
As used herein, except as otherwise indicated by the context, the terms “Hampshire” and “Company” are used to refer to Hampshire Group, Limited and its wholly-owned subsidiaries.

ii

PART I.
ITEM 1. Business.
Company Overview
General
Hampshire Group, Limited is a holding company that markets apparel through four wholly-owned subsidiaries: Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation (doing business as David Brooks), and Shane Hunter, Inc.
We believe that the Company, through its Hampshire Designers and other divisions, is one of the largest designer and marketer of sweaters for women and men in North America. Item-Eyes is a leading designer and marketer of related separates for women. David Brooks®, which we acquired in October 2005, designs and markets a range of women’s sportswear for the “better” market and Shane Hunter, which we acquired in January 2006, designs and markets apparel in children, juniors, missy, petite and maternity sizes to mass merchant retailers.
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
The process for the design and development of our products depends on whether the product is branded or private label. Branded products are designed by our experienced design team, incorporating aspects of the latest fashion trends together with the consistent appeal of the brand name. These products are further refined in collaboration with manufacturers, resulting in a high quality product to meet specified price points. Private label products are designed by our design team in collaboration with the retailers, under whose labels the products will be marketed.
The quality of our garments is assured in a variety of ways. Each garment is manufactured using the finest quality yarns and each must undergo rigorous quality assurance checks. In international sourcing, we use our own personnel, as well as factory personnel, independent inspection agencies and independent test labs to ensure that our products meet the high quality standards required by our customers. In some instances, direct field audits are performed by our personnel, and from time to time by customers’ quality control personnel.
Organization
We have a long history of providing women’s and men’s branded and private label sweaters and women’s woven and knit related separates to the moderate price sector of most major department stores and mass merchants in the United States as well as specialty retail store chains and catalog companies. We use both our own sales force and independent sales representatives to sell our products. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends.
Products
We have significantly expanded and diversified our product lines. In the 1990s, our product line primarily consisted of women’s full-fashion, Luxelon® (acrylic yarn) sweaters marketed under the Designers Originals® label. Although Designers Originals, which celebrated its 50th anniversary in 2006, remains an important brand for us, our expanded product line permits us to supply many more departments of our existing customers and helps us attract new customers.
Hampshire Designers - Hampshire Designers serves the entire market of sweaters from “better” down through the mass merchant market. For women, in addition to the Designers Original line, we offer sweaters under the brands Hampshire Studio®, Mercer Street Studio®, Spring + Mercer®, and Levi’s®, as well as various private labels of our customers. Hampshire Studio and Mercer Street Studio are labels used for specific customers on distinct lines of sweaters. Spring + Mercer® is a new line of sweaters that we introduced during 2006 that features more contemporary styling.

For men and young men, we offer sweaters under the licensed names of Geoffrey Beene®, Dockers® and Levi’s®, as well as various private labels of our customers. In addition, we also utilize our own brand, Spring + Mercer®, which is a more upscale line featuring cashmere and luxury blend sweaters, as well as knit and woven tops. The emphasis with each of the brands is on compelling products that feature high quality and great value. These brands cover the entire range of department store offerings, from middle-of-the-road, “main floor” styles to fashion-forward, designer sweaters for the “better” departments of our customers.
Item-Eyes - Item-Eyes offers related sportswear, including jackets, sweater, pants, skirts and “soft dressing”, targeted toward the moderate market under labels such as Requirements®, RQT by Requirements®, R.E.Q. by Requirements®, Tara Ryan®, and Nouveaux®, as well as the private labels of our customers.
David Brooks - David Brooks® offers a complete line of classic American sportswear to the women’s “better” market, including jackets, sweaters, knits, wovens and bottoms, under both the David Brooks label and the private labels of our customers.
Shane Hunter - Shane Hunter offers apparel in children, junior, missy, petite and maternity sizes to mass merchant retailers under our own Aqua-Blues® label, as well as the private labels of our customers.
Customers
We have long term relationships with many of our customers. We sell our products principally into the moderate-price sector of most major department stores and mass merchants in the United States and also to specialty retail stores and catalog companies. Over the past few years, we have seen a decrease in the number of our significant customers due to the consolidation of the retail industry; however, we do not believe that the overall number of retail stores selling our products has decreased. Sales to our three largest customers, Kohl’s Department Stores, May Company, and JC Penney Company during 2005, represented 25%, 9%, and 7%, respectively, of total annual sales. These same three customers represented 18%, 9%, and 9%, respectively, of total sales during 2004; and 16%, 15%, and 10%, respectively, of total sales during 2003. Our five largest customers accounted for approximately 55% of total sales in 2005, compared with 50% and 52% in 2004 and 2003, respectively. For each of the last three years, more than 96% of our sales were to customers located in the United States. Sales outside of the United States were principally to customers in Canada.
Competition
The apparel market remains highly competitive. Competition is primarily based on product design, price, quality and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from manufacturers located in Southeast Asia. We also compete for private label programs with the internal sourcing departments of many of our customers.
Our ability to compete is enhanced by our in house design abilities and our international sourcing relationships. Our strong financial position, including significant liquid assets and low debt, further enhances our ability to compete. The acquisitions of David Brooks and Shane Hunter are the most recent examples of our ongoing efforts to deploy our financial resources in a manner that helps us to enhance our competitiveness by broadening our apparel offering and product lines to reach different markets.
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

Trademarks and Licenses
We consider our owned trademarks to have significant value in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market sweaters under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for a three-year term, with an option to renew for an additional three-year period provided we have met certain sales thresholds.
Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to the customers’ distribution centers and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 91% of all our orders for 2005 were received electronically. In some instances, our customers’ computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which results in the timely updating of their inventory systems.
Credit and Collection
We manage our credit and collection functions by approving and monitoring our customers’ credit lines. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The majority of high risk accounts are factored with financial institutions to reduce high credit risk. We believe that our review procedures and our credit and collection staff have contributed significantly in minimizing our losses from bad debt.
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
Primary among the many multilateral and bilateral trade agreements existing between the United States and certain foreign countries is the World Trade Organization (“WTO”), which is the governing body for international trade among the 140 originating member countries, including the United States. As part of that agreement, international textile and apparel quotas then in existence were phased out over ten years. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. The United States and China concluded a new Memorandum of Understanding for exports from China covering the period between January 1, 2006 and December 31, 2008. This agreement was implemented with the intent of avoiding market disruption as part of the safeguard actions allowed under China’s accession to the WTO in December 2001. The Memorandum of Understanding established agreed levels of quotas to regulate exports in 34 different product categories; but lightweight knit-to-shape cotton and synthetic sweaters, our largest single product offering, are now no longer subject to quota and quantities exported to the United States are no longer restrained. During the first fiscal quarter of 2006, there was some delay in clearing the lightweight sweaters through United States Customs due to confusion of its classification; but there were no material customer cancellations as a result of the delays.
In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation. Most important are the North American Free Trade Agreement, which has eliminated all apparel tariffs and quotas between Canada, Mexico and the United States, and legislation granting similar trade benefits to 23 Caribbean countries. Further, the African Growth and Opportunity Act of 2000 gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products imported into the United States.
Available Information
Our periodic and current reports, including amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website, www.hamp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed a part of Amendment No. 1 or a part of any other report or filing with the SEC. As discussed in the Explanatory Note to this Amendment No. 1, previously filed annual reports on Form 10-K, quarterly reports on Form 10-Q, earnings press releases and all similar communications for the restated periods have not been amended and should not be relied upon.

ITEM 1A. Risk Factors.
In addition to other information included in this report, and information contained in our filings made with the SEC subsequent to March 13, 2006, the following factors should be considered in evaluating our business and its future prospects. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business. If any of the events or circumstances described as risks below or elsewhere in this report actually occurs, our business, results of operations or financial condition could be materially and adversely affected.
Risk Factors that Existed at the Time of the Original Filing:
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
The retail industry has in the past several years, experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers and decrease our negotiating strength with them.
Our business could be adversely affected by financial instability experienced by our customers.
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. We sell our products primarily to national and regional department and mass-market stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse affect on our financial condition and results of operations.
We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our net income.
We currently license from third parties the Geoffrey Beene®, Dockers®, and Levi’s® brands for specific products. These licenses vary in length of term, renewal conditions and royalty obligations. The term of each of these licenses is three years and they typically renew for an additional three year term if we meet our targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.
We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.
Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and who are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be received successfully by retailers and consumers. Due to the fact that we began marketing juniors’ apparel with the acquisition of Shane Hunter business, we may be more subject to additional changes in fashion trends as juniors’ fashion trends have historically changed more rapidly than men’s and women’s. If our products are not received successfully by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. If this occurs, our business, financial condition, and results of operations could be adversely and materially affected.

We primarily use foreign suppliers for our raw materials and the manufacture of our products, which poses risks to our business operations.
During fiscal 2005, in excess of 70% of our products were produced by independent manufacturers located in the People’s Republic of China. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse affect on our business, financial condition and results of operations:
•	political or labor instability in countries where contractors and suppliers are located;

•	political or military conflict involving the United States;

•	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	a continued tightening of the factory labor pool in China;

•	a significant decrease in availability or increase in cost of raw materials, particularly petroleum-based synthetic fabrics;

•	disease epidemics and health-related concerns, such as the SARS outbreak in recent years and currently the Avian flu, which could result in closed factories, reduced workforces and scrutiny or embargo of goods produced in infected areas;

•	imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost effective countries which have the labor force and expertise required;

•	any action that may change the fixed currency exchange rate of the Yuan against the dollar or to permit the exchange rate to float; and

•	significant fluctuation of the value of the dollar against other foreign currencies.
If our manufacturers fail to use acceptable ethical business practices, our business could be adversely affected.
We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of products to us could be interrupted and our reputation could be damaged. Any of these events could have a material adverse effect on our results of operations.
Our business could be harmed if we do not deliver quality products in a timely manner.
Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subject us to the risks associated with unaffiliated manufacturers, transportation and other risks. If we do not comply with customer product requirements or meet their delivery requirements, our customers could reduce the purchase prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which would adversely affect our business.
If we encounter problems with our distribution system, our ability to deliver our products to the market would be adversely affected.
We rely on our third party distribution facilities to warehouse and, using its employees, to ship product to our customers. Because substantially all of our products are distributed from a relatively small number of locations, our operations could be interrupted by earthquakes, floods, fires or other natural disasters near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the loss of customers. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including transportation of product to and from distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could materially adversely affect our business.
Labor disruptions at port or our suppliers or manufacturers or distribution facilities may adversely affect our business.
Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports, such as those experienced at western U.S. ports in 2002, or at our suppliers, manufacturers, or our distribution facilities create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have a material adverse affect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net revenues and net income.

Chargebacks and margin support payments may have a material adverse affect on our business.
Consistent with industry practice we sometimes allow customers to deduct agreed upon amounts from the purchase price for sales allowances, new store opening discounts and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by fashion trends and weather conditions, among other things. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. Significant levels of chargebacks and margin support payments could reduce our profitability resulting in a material adverse effect on our business.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could adversely affect our ability to effectively operate our business.
Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, or ERP, to which we make modifications on an on-going basis. The failure of this system to operate effectively or to integrate with other systems, or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach.
We operate in a highly competitive and fragmented industry and our failure to compete successfully could result in a loss of one or more significant customers.
The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, retailers, importers and licensors, many of which have greater financial and marketing resources. We believe that the principal competitive factors in the apparel industry are:
•	brand name and brand identity,

•	timeliness, reliability, and quality of products and services provided,

•	market share and visibility,

•	price,

•	the ability to anticipate customer and consumer demands, and

•	the ability to anticipate and maintain appeal of products to our customers.
The level of competition and the nature of our competitors vary by product segment with low margin, mass market manufacturers being our main competitors in the less expensive segment of the market and domestic and foreign designers and licensors competing with us in the more upscale segment of the market. Increasingly, we experience competition from our customers’ own in house private label offerings. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, our ability to compete in our industry will be adversely affected. If we are unable to compete successfully, we could lose one or more of our significant customers, which would adversely affect our sales and financial performance.
We may face challenges integrating the David Brooks and Shane Hunter businesses or any other businesses we may acquire, which may negatively impact our business.
As part of our strategy of making acquisitions, we acquire new brands and product categories. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration of the acquired business is more costly and takes longer than anticipated, risk of diversion of the attention and resources of management, risks associated with additional customer concentration and related credit risk, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these risks could adversely affect our business.
The ultimate resolution of income and other possible tax liabilities may require us to incur expense beyond amounts reserved on our balance sheet or make cash payments beyond those that we anticipated.
Management, as of the date of the original filing, including Ludwig Kuttner, former Chief Executive Officer and former Chairman and current Director; Charles Clayton, former Chief Financial Officer, Treasurer, and Secretary; and Roger Clark, former Vice President of Finance and Principal Accounting Officer, (“Former Senior Management”) took certain historic income and other tax positions that may be challenged by the appropriate taxing authority. Additionally, certain actions by the Former Senior Management have increased the possible tax liabilities of the Company. We believe that the Company has provided adequate reserves for these tax positions for all periods open under the applicable statute of limitations, but a challenge by a taxing authority could prove costly to defend as well as resolve. If the actual liability for taxes exceeds our reserves, earnings could be adversely affected and the Company may be required to make cash payments beyond what we anticipated.

Mr. Kuttner and his affiliates own a significant portion of our common stock, which could influence the outcome of key transactions presented to stockholders for their approval.
As of April 20, 2006, Mr. Kuttner and his affiliates owned approximately 33.0% of our common stock. Accordingly, Mr. Kuttner and his affiliates have the ability to affect the outcome of, or exert influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.
Risk Factors Related to the Restatements and Investigation that have Arisen Since the Issuance of the Original Filing:
Future defaults under our credit facility may adversely affect our business.
We have a $100 million revolving credit facility (the “Revolving Credit Facility”) with a group of lenders, under which we had no amounts outstanding as of December 31, 2005. Our purchases of inventory are mainly financed through letters of credit which are issued under the terms of our Revolving Credit Facility. If the Company were to be in default of the covenants under the Revolving Credit Facility, the ability to issue the letters of credit to our suppliers and therefore obtain our inventory to meet our customer demands may be limited. In addition, due to the seasonality of our business it is at times necessary for the Company to borrow against the line of credit under the Revolving Credit Facility. If the Company were to be in default of the covenants under the Revolving Credit Facility, the Company may not be able to arrange financing for its operations.
As a result of our delinquency in filing certain periodic reports during 2006 and 2007 with the Securities and Exchange Commission, we are currently in breach of certain covenants contained in our Revolving Credit Facility. While our lenders have unanimously granted us all necessary waivers to date with respect to such breaches, there can be no assurance that they will grant any requests for additional waivers should we require them. In addition, our Revolving Credit Facility expires on December 31, 2007. There can be no assurance that we will be successful in our efforts to renew or replace our Revolving Credit Facility prior to its expiration.
We are dependent on certain key personnel, the loss of whom could negatively impact our ability to manage our business and thereby adversely affect our business.
Our future success depends to a significant extent on retaining the services of certain executive officers and directors. While we have employment agreements in place with many of our key executives, we do not, as of the date of this filing of Amendment No. 1, have an employment agreement with our interim Chief Executive Officer in his current position. The loss of the services of any one of these individuals, or any other key member of management, could have a material adverse effect on our business.
As a part of the restatement, we have identified material weaknesses in our internal control over financial reporting, which could adversely affect the market for our common stock.
As discussed in Item 9A Management’s Report on Internal Controls Over Financial Reporting (as revised), in connection with our restatement, our management reassessed of the effectiveness of our internal control over financial reporting as of December 31, 2005 and has identified several material weaknesses in internal control over financial reporting as of December 31, 2005. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. The Company has not completed its evaluation of internal controls as of December 31, 2006 and can not provide assurance that these material weaknesses will be corrected or others do not exist as of that date.
As outlined in Item 9 A. (d) Changes in Internal Controls Over Financial Reporting, we have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal controls over financial reporting. We cannot be certain that remedial measures we have taken or plan to take will ensure that we maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Our inability to remedy these identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner, prevent us from providing reliable and accurate financial reports or require us to incur additional costs or divert management resources. Our common stock has been delisted from the Nasdaq National Market as a result of our inability to file our periodic reports with the SEC in a timely manner, and future delays to file may negatively affect the trading of our common stock. In addition, these material weaknesses may lead to a restriction on our ability to obtain equity financing.

Investigations by the Securities and Exchange Commission and the United States Attorney for the Southern District of New York.
The SEC and the United States Attorney for the Southern District of New York (“U.S. Attorney’s Office”) are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating fully with the investigations. Our management and certain committees of the Board of Directors have devoted a significant amount of time and Company resources to these matters to date. There can be no assurance that the ongoing matters will not consume a significant amount of management and the Board of Director time and resources of the Company. In addition, there can be no assurance that the scope of the Audit Committee Investigation will not expand or that the SEC or U.S. Attorney’s Office will not levy fines or penalties on the Company related to these matters or that civil litigation involving private plaintiffs will not arise in the future related to these matters.
A risk exists that we may have to further restate our prior financial statements. While we believe that the information set forth in this Amendment No. 1 complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in this Amendment No 1 fairly presents, in all material respects, the financial condition and results of operations of the Company, the SEC may disagree with the manner in which we have reported various matters or we may discover additional information that impacts the information contained in this Amendment No. 1. Accordingly, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other actions not currently contemplated.
The Company’s dispute with the former chief executive officer and chairman could adversely affect our business.
We currently have an ongoing dispute with Mr. Kuttner regarding his employment agreement that is in arbitration. The Company is currently evaluating claims it may have against Mr. Kuttner and others, including claims for misappropriation, breach of duty of loyalty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales. Mr. Kuttner and his affiliates own approximately 33.0% of our common stock as of April 20, 2006, which could, among other things, affect the stability of our business and thereby adversely affect our business.
ITEM 1B. Unresolved Staff Comments.
The Company had no unresolved written comments from the staff of the SEC within 180 days before the end of the fiscal year ending December 31, 2005. On December 15, 2006, the Company received written comments from the staff of the SEC regarding a Current Report on Form 8-K filed by the Company on December 14, 2006. The Company has responded to the Staff comments and, as of the date of this filing, has received no additional comments.

ITEM 2. Properties.
We lease all of our administrative offices, operations center and sales offices and showrooms. Our sales and showrooms are in New York, New York and San Francisco, California. We have administrative offices in Anderson, South Carolina; Hauppauge, New York; Brockton, Massachusetts; and San Francisco, California. Our operations center is in New York, New York and we have a sourcing office in Kowloon, Hong Kong. We believe that all of our properties are well maintained and are generally suitable for their intended use.
ITEM 3. Legal Proceedings.
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants former executives Mr. Kuttner and Mr. Clark and directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Mr. Clayton as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided plaintiff an additional opportunity to amend her complaint. Plaintiff filed a second amended complaint on January 10, 2007, and defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants motions and dismissed the suit. No appeal was taken. On May 23, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against “certain of its current and/or former officers and directors.”
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that the suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit and continued health, dental and life insurance coverage in the aggregate amount of $7,500,000. The arbitration proceeding is currently stayed at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but is set to resume in the third quarter of fiscal year 2007. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of duty of loyalty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales.
The Securities and Exchange Commission and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating fully with these investigations.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.
ITEM 4. Submission of Matters to a Vote of Security Holders.
None.

PART II.
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock, $0.10 par value per share (the “Common Stock”), was traded on the Nasdaq National Market under the symbol HAMP through January 18, 2007. Effective with the opening of business on January 19, 2007, our Common Stock was delisted from the Nasdaq National Market. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatements and Related Matters,” as well as Note 17 – Subsequent Events to the Financial Statements.) There is currently no established public trading market for our Common Stock. Our Common Stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
As of March 4, 2006, the Company had 30 stockholders of record but we believe there are in excess of 1,000 beneficial owners of our common stock. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2004 and 2005 as reported by the Nasdaq National Market and reflects the two-for-one stock split effective June 28, 2005:

	2005		2004
	Low	High	Low	High
First Quarter	$15.50	$20.73	$14.61	$16.25
Second Quarter	18.66	24.05	13.93	16.00
Third Quarter	18.35	25.80	13.89	15.97
Fourth Quarter	21.50	26.35	15.00	16.45
We have not declared or paid any dividends with respect to our common stock except a two-for-one stock split in the form of a dividend, as explained below. The determination to pay dividends will be made by the Board of Directors (“the Board”)and will be dependent upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. Our Revolving Credit Facility contains restrictive covenants placing limitations on payment of cash dividends. On March 17, 2005, our Board of Directors approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the treasury stock account.
Our Board of Directors has from time-to-time authorized the repurchase of shares of our common stock. Our Board of Directors approved the repurchase of up to 1,000,000 and 400,000 shares (post-split) of our outstanding common stock on April 26, 2006 and March 17, 2005, respectively. The repurchases were conducted through open market or privately negotiated transactions and have no expiration date. The Company suspended the purchases upon the announcement of the Audit Committee Investigation. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatements and Related Matters and Note 17 — Subsequent Events.) The following table sets forth our purchases of equity securities during the fourth quarter of 2005:
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

				Maximum
			Total Number of	Number of Shares
	Number of	Average	Shares Purchased	that May Yet be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased	per Share	Announced Plans	Such Plans
Oct. 2 – October 29, 2005	14,604	$24.00	14,604
Oct. 30 – November 26, 2005	148,900	22.72	148,900
Nov. 27 – December 31, 2005	80,000	24.49	80,000

Total	243,504	$23.38	243,504	72,721

See Item 12 for the Equity Compensation Plan Table.

ITEM 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the related notes, included in this Amendment No. 1. The selected consolidated financial data under the captions “Income Statement Data” and “Balance Sheet Data” as of and for the end of, each of the years in the five-year period ended December 31, 2005, are derived from our restated consolidated financial statements. See Note 2 – Restatement of Previously Issued Consolidated Financial Statements of the Consolidated Financial Statements for a description of the restatement and its effects. The financial information previously presented for the years 2001 through 2003 has been reclassified to present Hampshire Investments, Limited as a discontinued operation. Our historical results are not necessarily indicative of results to be expected in any future period. The number of shares and per share data reflect the two-for-one stock split effective June 28, 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
(in thousands except per share data)	Restated	Restated	Restated	Restated	Restated
Income Statement Data:
Net sales	$324,281	$301,999	$292,651	$293,455	$261,361
Cost of goods sold	246,224	221,333	218,325	210,336	192,546

Gross profit	78,057	80,666	74,326	83,119	68,815
Selling, general, and administrative expenses	63,673	58,447	55,534	51,315	48,113
Recovery of improper payments	(6,013)	—	—	—	—

Income from operations	20,397	22,219	18,792	31,804	20,702
Other income (expense):
Interest income	1,334	726	683	420	514
Interest expense	(587)	(645)	(909)	(1,382)	(2,460)
Miscellaneous	257	(51)	155	(316)	(133)

Income from continuing operations before provision for income taxes	21,401	22,249	18,721	30,526	18,623
Provision for income taxes	9,987	10,965	9,202	13,457	8,065

Income from continuing operations	$11,414	$11,284	$9,519	$17,069	$10,558

Basic income per share from continuing operations	$1.40	$1.38	$1.04	$1.81	$1.13

Diluted income per share from continuing operations	$1.40	$1.37	$1.01	$1.77	$1.13

Basic weighted average common shares outstanding (1)	8,153	8,148	9,146	9,422	9,322

Diluted weighted average common shares outstanding (1)	8,168	8,239	9,392	9,668	9,348

	As of December 31,
	2005	2004	2003	2002	2001
(in thousands except per share data)	Restated	Restated	Restated	Restated	Restated
Balance Sheet Data:
Cash and short term investments	$75,845	$80,654	$63,292	$66,893	$28,151
Working capital	92,730	95,413	83,060	77,175	67,799
Total assets	142,514	141,825	132,871	129,166	108,347

Long-term liabilities	$3,024	$6,690	$8,307	$10,158	$13,797
Total stockholders’ equity	102,965	99,346	87,261	107,108	90,767
Book value per shares outstanding	13.08	12.11	10.73	11.34	9.67

(1)	See Note 16 – Earnings Per Share to the Consolidated Financial Statements for the calculation of basic and diluted weighted average common shares outstanding.

Restatement of Financial Information for Periods Prior to Fiscal Year 2003 and Certain Balance Sheet Amounts as of December 31, 2003, 2002, and 2001
The following table reflects the effects of the restatement of financial information as of and for the fiscal years ended December 31, 2003, 2002, and 2001:

	(In thousands, except per share data)
	2002			2001
Year ended December 31,	(As reported)	(Adjustment)	(Restated)	(As reported)	(Adjustment)	(Restated)
Net sales	$293,268	$187	$293,455	$261,361	$—	$261,361
Selling, general and administrative expenses	51,816	(501)	51,315	48,100	13	48,113
Income from operations	31,116	688	31,804	20,715	(13)	20,702
Other income (expense):
Interest expense	(1,359)	(23)	(1,382)	(2,563)	103	(2,460)
Miscellaneous	(271)	(45)	(316)	(133)	—	(133)
Income from continuing operations before provision for income taxes	29,906	620	30,526	18,533	90	18,623
Provision for income taxes	11,861	1,596	13,457	6,930	1,135	8,065
Income from continuing operations	18,045	(976)	17,069	11,603	(1,045)	10,558

Income per share from continuing operations:
Basic	1.92	(0.11)	1.81	1.24	(0.11)	1.13
Diluted	1.87	(0.10)	1.77	1.24	(0.11)	1.13
Weighted average number of shares outstanding:
Basic	9,422	—	9,422	9,322	—	9,322
Diluted	9,668	—	9,668	9,348	—	9,348

Cash and short-term investments	66,893	—	66,893	28,151	—	28,151
Working capital	82,626	(5,451)	77,175	70,713	(2,914)	67,799
Total assets	128,601	565	129,166	107,678	669	108,347

Long-term liabilities	12,088	(1,930)	10,158	18,167	(4,370)	13,797
Stockholders’ equity	108,455	(1,347)	107,108	91,153	(386)	90,767
Book value per share	$11.48	$(0.14)	$11.34	$9.71	$(0.04)	$9.67

	2003
Year ended December 31,	(As reported)	(Adjustment)	(Restated)
Cash and short-term investments	$63,292	$—	$63,292
Working capital	85,827	(2,767)	83,060
Total assets	131,156	1,715	132,871
Long-term liabilities	8,307	—	8,307
Stockholders’ equity	90,422	(3,161)	87,261
Book value per share	$11.11	$(0.38)	$10.73

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Item 1A. Risk Factors” and elsewhere in this report.
RESTATEMENTS AND RELATED MATTERS
As described in Note 2 — Restatement of Previously Issued Consolidated Financial Statements to the consolidated financial statements included in Item 8 of this Amendment No. 1, we are restating our consolidated financial statements. The restatement principally relates to corrections of improper income tax provisions, improper recognition of certain payroll and other tax liabilities, improper expense recognition as certain expenses were not properly recognized in the period in which the liability was incurred, improper capitalization of intangible assets associated with acquisitions, improper pricing of certain employee stock options, and improper computations of certain sales allowances.
Audit Committee Investigation
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting and accounting for expense reimbursements, in each case involving certain members of the Company’s senior management. The Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the Board placed Ludwig Kuttner, the Company’s Chief Executive Officer; Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer; Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer; and two personal assistants on administrative leave.
On September 25, 2006, the Company announced that it had terminated the employment of Mr. Kuttner as a result of findings indicating that Mr. Kuttner had submitted expense reports to the Company for approximately $1,450,000 covering approximately 10 years, a substantial portion of which were fraudulent or not substantiated in accordance with Company policy among other reasons. Approximately $2,000, $901,000, and $173,000 were submitted and reimbursed in fiscal years 2005, 2004, and 2003, respectively. The Board also terminated the employment of Mr. Clayton on that date.
On October 30, 2006, the Board established an Executive Committee consisting of all directors other than Mr. Kuttner, and granted the Executive Committee all of the powers of the Board, except as limited by law.
As part of the Audit Committee Investigation, the Company also undertook a review of its accounting and disclosure policies and internal controls. On December 13, 2006, the Company announced that it would restate its financial statements for the years 2003 through 2005 as well as the fiscal quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm for such periods should no longer be relied upon. The Company terminated the employment of Mr. Clark on December 31, 2006.
On May 25, 2007, the Audit Committee concluded its investigation.

The following table reconciles previously reported net income and retained earnings to the restated amounts:

					Total
	Net Income	Net Income	Net Income	Retained	Cumulative
	Year Ended	Year Ended	Year Ended	Earnings	Adjustments
	December 31,	December 31,	December 31,	January 1,	December 31,
(In thousands)	2005	2004	2003	2003	2005
As previously reported	$12,798	$13,725	$5,627	$76,526	$—

Pre-tax restatement adjustments:
Sales allowances	256	—	—	187	443
Intangible capitalization and amortization	213	—	—	142	355
Expense accruals	(526)	(321)	(86)	440	(493)
Tax (non-income) liabilities	(589)	(652)	(408)	(16)	(1,665)
Stock options priced below market	(1)	(3)	(8)	(620)	(632)

Total pre-tax restatement adjustments	(647)	(976)	(502)	133	(1,992)
Total tax benefit (expense) of pre-tax restatement adjustments	204	350	216	(71)	699

Total non-income tax restatement adjustments, net of tax benefit (expense)	(443)	(626)	(286)	62	(1,293)
Income tax restatement adjustments	(941)	(1,815)	(1,618)	(2,031)	(6,405)

After tax effect of restatement adjustments	(1,384)	(2,441)	(1,904)	(1,969)	$(7,698)

As restated	$11,414	$11,284	$3,723	$74,557

Sales Allowances
The Audit Committee Investigation included the review of our sales allowances, and we determined that there were computational errors with respect to sales allowances in the fourth fiscal quarters of 2005 and 2002. In a period prior to 2003, the sales allowance calculation had a mathematical error which resulted in an understatement of sales by approximately $187,000. In 2005, an item specifically reserved was also noted as a component of the general sales allowance reserve, which effectively doubled the estimated reserve. This understated net sales by approximately $256,000 in 2005. Adjustments to pre-tax income as a result of the findings were approximately $256,000 for the fiscal year ended December 31, 2005 and approximately $187,000 for periods prior to 2003.
Intangible Capitalization and Amortization
During the Audit Committee Investigation, acquisition accounting was reviewed. We noted that intangible assets associated with acquisitions in 2000 and 2005 were not properly capitalized. Goodwill should have been recorded related to interest rates in excess of the Company’s incremental borrowing rate on notes issued to selling stockholders in fiscal year 2000, when Item-Eyes was acquired. This understated goodwill and overstated interest expense by approximately $142,000 prior to fiscal year 2003. Goodwill of approximately $230,000 should have been recorded with the acquisition of the David Brooks division in the fourth quarter of fiscal year 2005 with a corresponding increase in pre-tax income related to a reduction in cost of goods sold. We also reviewed the estimated life of the definite lived intangible asset acquired in the David Brooks acquisition and determined that its useful life was in error, which resulted in approximately $17,000 of additional amortization expense in 2005. Adjustments to pre-tax income as a result of the findings were approximately $213,000 for the fiscal year ended December 31, 2005 and approximately $142,000 for periods prior to 2003.
Expense Accruals
We also reviewed expense recognition and the corresponding accrued liabilities as part of the Audit Committee Investigation. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Adjustments to pre-tax income as a result of the findings were approximately $(526,000), $(321,000), and $(86,000) for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and approximately $440,000 for periods prior to 2003.

Tax (non-income) Liabilities
The improperly reimbursed expenses of Mr. Kuttner brought about the review of expense reimbursements to other employees, and we determined that certain transactions were not a part of an accountable plan under Internal Revenue Service (“IRS”) regulations and that the Company would likely incur tax liabilities related to payroll tax withholdings. We also reviewed employee benefit plans as part of the Audit Committee Investigation and determined that certain employee deferred compensation plans may not have met regulatory criteria and that the Company would likely incur tax liabilities related to payroll tax withholdings, including Incentive Stock Options (“ISO”) granted to employees that are discussed in the following paragraph. In addition, certain other non-income tax liabilities were identified as part of the Audit Committee Investigation. Adjustments to pre-tax income as a result of the findings were approximately $(589,000), $(652,000), and $(408,000) for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and approximately $(16,000) for periods prior to 2003.
Stock Options Priced Below Market
The Audit Committee Investigation reviewed accounting for employee stock options, and we determined that options granted to certain employees were priced below the fair market price at the date granted. The incorrectly priced options were not “back dated” but were issued at an exercise price below the fair market value at the date of grant. Both non-qualified stock options and options formerly classified as ISO grants under IRS regulations were priced below fair market value, nullifying ISO tax treatment. We should have withheld additional payroll taxes on the exercise of the ISO options. After 2002, the Company curtailed its option grants; only 2,000 options were granted during 2003, which represented all options granted during the three-year period ended December 31, 2005. Adjustments to pre-tax income as a result of the findings were approximately $(1,000), $(3,000), and $(8,000) for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and approximately $(620,000) for periods prior to 2003.
Income Taxes
Tax benefits (expenses) related to the pre-tax adjustments were approximately $204,000, $350,000, and $216,000 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and approximately $(71,000) for periods prior to 2003.
The Audit Committee Investigation included a review of the Company’s tax provisions, income and payroll tax returns, tax filing positions, income tax reserves, and other income tax liabilities, and we determined that the internal controls and disclosures regarding income taxes were deficient. The Company would likely incur tax liabilities for deductions related to highly-compensated executive officers of a publicly-held company related to Internal Revenue Code Section 162(m) for incentive compensation, deductions for non-accountable plan expense reimbursements under IRS regulations, certain executive deferred compensation plans that may not have conformed to federal regulations due to actions by Former Senior Management, and certain other tax matters. Additional tax liabilities which will likely arise were identified for deductions for intangible assets acquired and not capitalized, certain distributions from deferred compensation plans, state and local income tax nexus issues, and certain other tax matters that required restatement. Adjustments to the provision for income taxes as a result of the findings were approximately $(941,000), $(1,815,000), and $(1,618,000) for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and approximately $(2,031,000) for periods prior to 2003.
Restatement Adjustments Impact on Net Income
The total adjustments to net income as a result of the findings were approximately $(1,384,000) or $(0.17) per basic and $(0.16) diluted share, $(2,441,000) or $(0.30) per basic and $(0.29) diluted share, and $(1,904,000) or $(0.21) per basic and $(0.20) diluted share for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and $(1,969,000) to earnings prior to 2003.
Legal Matters
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Mr. Clark and directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Mr. Clayton as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided plaintiff an additional opportunity to amend her complaint. Plaintiff filed a second amended complaint on January 10, 2007, and defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants motions and dismissed the suit. No appeal was taken. On May 23, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against “certain of its current and/or former officers and directors.”

On August 17, 2006, Mr. Kuttner, then on administrative leave, filed a Demand for Arbitration with the American Arbitration Association claiming that the suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit and continued health, dental and life insurance coverage in the aggregate amount of $7,500,000. The arbitration proceeding is currently stayed at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but is set to resume in the third quarter of fiscal year 2007. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner and others, including claims for misappropriation, breach of fiduciary duty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales.
The Securities and Exchange Commission and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating fully with these investigations.
Delisting
Due to the potential impact on financial results of the Audit Committee Investigation, the Company did not file its Quarterly Reports on Form 10-Q for the periods ended July 1, 2006 and September 30, 2006 with the SEC, which is a Nasdaq National Market listing requirement. On August 17, 2006, we received notice from the Nasdaq National Market indicating that due to the Company’s noncompliance with rules to timely file its Quarterly Reports on Form 10-Q, the Company’s common stock was subject to delisting from the Nasdaq National Market. Effective with the opening of business on January 19, 2007, our common stock was delisted from the Nasdaq National Market, and there is no longer an established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.
Indemnification Obligations
Under our Bylaws, we indemnify our directors, officers and employees for certain events or occurrences while the director, officer or employee is, or was serving, at our request in such capacity. The indemnification applies to all pertinent events and occurrences to the extent and under the circumstances permitted under Delaware law. During fiscal year 2006, we entered into indemnification agreements with Michael Culang, the Company’s interim President and Chief Executive Officer; Heath Golden, the Company’s Vice President and General Counsel; Jonathan Norwood, the Company’s Chief Financial Officer; and Maura McNerney, the Company’s Vice President — Compliance and Internal Audit (each an “Indemnitee”). During fiscal year 2007, we also entered into indemnification agreements with each of the following directors: Dr. Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter.
Each Indemnification Agreement provides, among other things, that the Company will indemnify the Indemnitee if the Indemnitee was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that the Indemnitee is or was or has agreed to serve at the request of the Company as a director, officer, employee or agent of the Company or, while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, trustee, employee or agent of or in any other capacity with another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, or with respect to any action involving any of the individuals that are subjects of the Company’s Audit Committee Investigation described in the Form 8-K filed by the Company on June 22, 2006; provided, that the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the Indemnitee’s conduct was unlawful. In addition, the Company is required to advance expenses on behalf of the Indemnitee in connection with the Indemnitee’s defense of any such claim; provided, that the Indemnitee undertakes in writing to repay such amounts to the extent that it is ultimately determined that the Indemnitee is not entitled to indemnification by the Company. All Idemnitees have provided this undertaking.
In addition to the foregoing written indemnification agreements, in connection with the Audit Committee Investigation, the Company has advanced the legal fees and related costs for a number of employees to encourage them to cooperate with the Audit Committee and with the SEC and the U.S. Attorney’s Office. The costs of these advances through March 31, 2007 were approximately $524,000. In addition, in connection with the derivative action referenced above in Item 3, the Company advanced the legal fees for all the individual defendants pursuant to an undertaking, which totaled approximately $42,000 through March 31, 2007.

Revolving Credit Facility Extension
As of March 30, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to that certain Credit Agreement and Guaranty (the “Credit Agreement”), dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006 and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to (i) extend the term of the Credit Agreement to December 31, 2007 and (ii) postpone the requirement to deliver to the Banks the Company’s financial statements as long it meets rescheduled reporting requirements. In addition, to the extent a breach of a representation or other term of the Credit Agreement is caused by the forthcoming restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements are delivered in accordance with the rescheduled requirements and that the restated financial statements do not demonstrate non-compliance with any financial covenant as of any test date occurring subsequent to June 29, 2006.
EXECUTIVE OVERVIEW
The Company is engaged exclusively in the apparel business which is conducted through four wholly owned subsidiaries: Hampshire Designers, which primarily designs and sells women’s and men’s sweaters; Item-Eyes, which designs and sells a broad line of women’s woven and knit related separates; SB Corp., doing business as David Brooks, which designs and sells a “better” women’s product line; and Shane Hunter, which designs and sells apparel to mass retailers. With the addition of the Shane Hunter customer base, the Company sells to approximately 1,250 retail customers, primarily in the United States. The Company is a major supplier to the moderate-price sector of major department stores and mass merchants. The Company also sells to specialty retail store chains and catalog companies. Five major customers, Belk’s Department Stores, Federated Department Stores, JC Penney Company, Kohl’s Department Stores and May Department Stores, accounted for more than 55% of the Company’s sales for the year ended December 31, 2005.
The Company outsources the manufacture of its products, principally due to lower labor costs. The products sold by the Company are purchased from manufacturers through its established international sourcing network, with the majority of manufacturers being located in Southeast Asia. With the Company’s dependence on international sources, the failure of any of these manufacturers to ship products to the Company in a timely manner, failure of the manufacturers to meet required quality standards or delays in the shipments including clearing United States Customs could cause the Company to miss delivery dates to its customers. The failure to make timely deliveries of quality products could expose the Company to liability to its customers resulting in customers either canceling the orders or demanding reduced prices for late delivery.
The Company does not believe that the elimination as of January 1, 2005 of quotas on imported products (see discussion under “Governmental Regulation and Trade Agreements” above) had a material impact on the cost of its products. The newly executed Memorandum of Understanding for exports from China covering the period between January 1, 2006 and December 31, 2008, should eliminate some of the uncertainties surrounding products sourced by the Company in China. We believe that the elimination of import restrictions on the lightweight knit-to-shape cotton and synthetic sweaters, which is the Company’s largest single product offering, is beneficial for the Company.
Our results of operations in 2005 were affected by the highly competitive conditions in the retail apparel market. In the women’s sweater business, sales for the second year in a row decreased, while margins were also reduced, compared to the prior year. The Company expects pressure on margins to continue throughout 2006. Sales of men’s sweaters grew in 2005 and accounted for a little less than a quarter of total sales. The overall men’s sweater market was very competitive, but the Company believes its market share increased because of successful application of its brand strategy.
DISPOSAL OF INVESTMENT SUBSIDIARY
On October 8, 2003, the Company completed the disposition of Hampshire Investments, Limited (“HIL”), the investment subsidiary of the Company. A special committee of the Board, comprised of the independent directors, was responsible for the disposal due to the fact that Mr. Kuttner, the then Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers of HIL. HIL made investments both domestically and internationally, principally in real property.

Certain HIL assets were sold to K Holdings, LLC, a company controlled by Mr. Kuttner, for a purchase price of 250,000 shares of the Company’s Common Stock. Subsequently, all of the outstanding shares of capital stock of HIL were exchanged with an investor group consisting of Mr. Kuttner, Mr. Woodworth, then a Director of the Company, and Mr. Clayton, then Secretary and Treasurer of the Company, for 450,000 shares of the Company’s Common Stock.
The fair market value of the Company’s Common Stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by the Nasdaq National Market at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $6,433,000, including the related income tax expense of $185,000. This loss, including disposal costs of $950,000, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2003. Of the reported loss from the disposal of the discontinued operations, approximately $5,560,000 was attributable to the disposal of the capital stock of HIL. Under the Internal Revenue Code Section 355, the stock transaction was characterized as a tax-free spin-off and accordingly, the Company was not entitled to deduct this loss because it represented a loss on the distribution of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit has been provided for this loss in the consolidated financial statements.
In accordance with the guidance of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the transaction was accounted in the consolidated statement of operation for the year ended December 31, 2003 as a loss from disposal of discontinued operation.
See Note 14 – Discontinued Operations to the Consolidated Financial Statements in this Amendment No. 1 for additional information regarding the disposal.
RESULTS OF CONTINUING OPERATIONS
2005 Compared To 2004
Net Sales
Net sales for the year ended December 31, 2005 were $324,281,000, compared to $301,999,000 for 2004, an increase of $22,282,000 or 7.4%. The increase was primarily due to an increase in sales of women’s related separates and men’s sweaters, offset in part by a decline in sales of women’s sweaters. The fourth quarter acquisition of the David Brooks product line contributed $1,913,000 of the net sales. Units shipped for the year exceeded units shipped during the prior year by approximately 231,000 dozen or 9.0%. The average sales price per unit decreased 1.6% primarily due to higher allowances granted to customers in a highly competitive market.
Gross Profit
Gross profit for the year ended December 31, 2005 was $78,057,000, compared to $80,666,000 for 2004, a decrease of $2,609,000, or 3.2%. As a percentage of net sales, gross profit margin was 24.1% for 2005, compared to 26.7% for 2004. The decrease in the gross profit percentage primarily resulted from a shift in the mix of product shipped and higher allowances granted to customers in a highly competitive market.
Selling, General, and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the Company for the year ended December 31, 2005, were $63,673,000 compared to $58,447,000 for 2004, an increase of $5,226,000, or 8.9%. As a percentage of net sales, SG&A expenses were 19.6% for 2005, compared to 19.3% for 2004. During the period ended December 31, 2005, the Company paid approximately $1,100,000 in discretionary bonuses to certain executives, including Mr. Kuttner and Mr. Clayton, for their participation in recovering approximately $6,013,000 (See “Recovery of Improper Payments”). Excluding the discretionary bonuses, SG&A as a percentage of net sales was 19.3% in 2005.
Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons. Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as “recovery of improper payments” in the consolidated statement of income for the year ended December 31, 2005, due to the unusual nature of the item. Included in this settlement is $1,391,000 from one of the former employees related to an employment contract termination recorded in the fourth quarter of 2004.

Interest Income
Interest income for the year ended December 31, 2005 was $1,334,000, compared to $726,000 for 2004, an increase of $608,000 or 83.7%. The increase resulted from higher average returns on investments and slightly higher amounts invested during the year ended December 31, 2005.
Interest Expense
Interest expense for the year ended December 31, 2005 was $587,000, compared to $645,000 for 2004, a decrease of $58,000 or 9.0%. The decrease was primarily attributable to lower average borrowings during the year ended December 31, 2005. During November 2005 the Company prepaid the balance of its outstanding Senior Notes in the amount of $4,687,500, which required the payment of a “make whole premium” of approximately $160,000. Average borrowings during the year ended December 31, 2005, including long-term debt, were $4,480,000 compared to $7,022,000 for 2004.
Income Taxes
The Company’s provision for income tax for the year ended December 31, 2005 was $9,987,000 compared with $10,965,000 for 2004. The effective income tax rate was 46.7% for the year ended December 31, 2005, compared to 49.3% for the year ended December 31, 2004. The effective tax rates in each year were higher than previously reported as the result of likely tax liabilities recorded as part of the aforementioned investigation.
Net Income
As a result of the foregoing, the Company had net income for the year ended December 31, 2005 of $11,414,000, or $1.40 per diluted share, compared to $11,284,000, or $1.37 per diluted share for 2004.
2004 Compared To 2003
Net Sales
Net sales for the year ended December 31, 2004 were $301,999,000, compared to $292,651,000 for 2003, an increase of $9,348,000 or 3.2%. The increase was primarily due to an increase in sales by the women’s related separates business, offset in part by a decline in the sales of women’s sweaters. Units shipped for the year ended December 31, 2004 exceeded units shipped during the same period the prior year by approximately 53,000 dozen or 2.1%. The average sales price per unit increased 1.0% primarily due to favorable sell-through of most product lines in the retail market.
Gross Profit
Gross profit for the year ended December 31, 2004 was $80,666,000, compared to $74,326,000 for 2003, an increase of $6,340,000, or 8.5%. As a percentage of net sales, gross profit margin was 26.7% for 2004, compared to 25.4% for 2003. The increase in gross profit was primarily attributable to an increase in unit volume of products sold, reduced costs associated with sourcing, and favorable sell-through of most product lines in the retail market which resulted in reduced markdown allowances.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the Company for the year ended December 31, 2004, were $58,447,000 compared to $55,534,000 for 2003, an increase of $2,913,000, or 5.2%. As a percentage of net sales, SG&A expenses were 19.3% for 2004, compared to 19.0% for 2003. The higher SG&A expenses resulted primarily from expenses related to the increased sales volume. Both years included approximately $1,100,000 of non-recurring costs associated with employment agreement settlements.
Interest Income
Interest income for the year ended December 31, 2004 was $726,000, compared to $683,000 for the 2003, an increase of $43,000 or 6.3%. The increase resulted from higher average invested balances during the year.

Interest Expense
Interest expense for the year ended December 31, 2004 was $645,000, compared to $909,000 for 2003, a decrease of $264,000 or 29.0%. The decrease was primarily attributable to lower average borrowings during the year ended December 31, 2004. Average borrowings during the year ended December 31, 2004, including long-term debt, were $7,022,000, compared to $12,876,000 for 2003.
Income Tax on Continuing Operations
The income tax provision associated with continuing operations for the year ended December 31, 2004 was $10,965,000, compared to $9,202,000 for 2003, an increase of $1,763,000. The effective income tax rate was 49.3% for the year ended December 31, 2004, compared to 49.2% for 2003. The effective tax rates in each year were higher than previously reported as the result of likely tax liabilities recorded as part of the aforementioned investigation.
Income from Continuing Operations
As a result of the foregoing, income from continuing operations for the year ended December 31, 2004 was $11,284,000, or $1.37 per share on a diluted basis, as compared to $9,519,000, or $1.01 per diluted share for 2003.
Loss from Discontinued Operations
The net loss from discontinued operations, including loss from disposal, was $5,796,000, net of provision for income taxes of $600,000, including disposal expenses of approximately $950,000. Loss from discontinued operations for the year ended December 31, 2003, including the loss on disposal, was $0.61 per diluted share.
Net Income
Net income of the Company for the year ended December 31, 2004 was $11,284,000, or $1.37 per share on a diluted basis, as compared to $3,723,000, or $0.40 per diluted share for 2003.
Quarterly Results
The following table presents certain restated unaudited quarterly financial information for each of the eight quarters through the quarter ended December 31, 2005. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in Amendment No. 1 and all necessary adjustments have been included in the amounts stated below to present fairly the restated unaudited quarterly results when read in conjunction with our audited consolidated financial statements and notes thereto. The changes in the quarterly results from the restatement were consistent with the seasonality of our business. Approximately 70% of our sales and therefore a substantial portion of our profit occurred during the third and fourth quarters of 2005 and 2004. The activity in these periods accounted for a significant amount of the adjustments recorded. (See Item 8 (b) for restatement of these quarterly financial statements.) Our quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period.

	Quarterly Results as Restated
	Quarter Ended
	2005				2004
(In thousands, except per share amounts)	Apr. 2,	July 2,	Oct. 1,	Dec. 31,	Apr. 3,	July 3,	Oct. 2,	Dec. 31,
Net sales	$58,077	$38,636	$123,592	$103,976	$54,397	$26,252	$116,104	$105,246
Gross profit	14,351	8,600	30,100	25,006	12,416	7,606	29,393	31,251
Operating income (loss)	818	789	11,814	6,976	(218)	(3,027)	11,622	13,842

Income (loss) before income taxes	1,072	1,253	11,914	7,162	(90)	(2,947)	11,572	13,714
Income tax expense (benefit)	440	527	5,653	3,367	(108)	(1,549)	5,771	6,851

Net (loss) income	$632	$726	$6,261	$3,795	$18	$(1,398)	$5,801	$6,863

Basic net income per share	$0.08	$0.09	$0.77	$0.47	$0.00	$(0.17)	$0.71	$0.84

Diluted net income per share	$0.08	$0.09	$0.77	$0.47	$0.00	$(0.17)	$0.71	$0.83

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

LIQUIDITY AND CAPITAL RESOURCES
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable, and funding markdown allowances and servicing long-term debt. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its Revolving Credit Facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under the Revolving Credit Facility.
The Company maintains a Revolving Credit Facility with six participating commercial banks. The Revolving Credit Facility was to mature on April 30, 2007 but was amended on March 30, 2007 and extended to December 31, 2007, provided the Company meets certain financial statement reporting requirements. See Note 17 to the Consolidated Financial Statements in Amendment No. 1 for additional information regarding the extension for the Revolving Credit Facility.
The Revolving Credit Facility provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory of the Company’s subsidiaries and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility.
Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of LIBOR plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility. The loan is collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2005, there was approximately $35.3 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at December 31, 2005, which resulted in availability for borrowing of approximately $21.6 million.
The Revolving Credit Facility contains covenants that require certain financial performance and restrict certain payments by the Company including payment of cash dividends and repurchase of the Company’s common stock. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2005.
As of December 31, 2005 and 2004, the Company had no outstanding borrowings under its Revolving Credit Facility. The maximum amount of advances outstanding during 2005 under the Revolving Credit Facility was $1.2 million. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $35.3 million at December 31, 2005. The highest balance of letters of credit outstanding under the Revolving Credit Facility during the year ended December 31, 2005 was approximately $72.0 million with an average balance outstanding for the year of $45.3 million.
The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2005, these open purchase orders amounted to approximately $46.2 million of which approximately $32.8 million were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit are scheduled to be received during the first six months of 2006, at which time these commitments will be fulfilled.
The Revolving Credit Facility contained an aggregate limit of $1.5 million on the repurchase of the Company’s common stock. As of October l, 2005, the Company had repurchased a net amount of approximately $2.5 million of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the Revolving Credit Facility provided a waiver of the default and amended the Revolving Credit Facility to permit the Company to repurchase its common stock in an aggregate amount of $10.0 million. The holders of the Senior Notes did not waive the default. In the absence of such waiver, the Company elected to prepay the outstanding balance of approximately $4.7 million, which amount was subject to a prepayment penalty of approximately $160,000.

Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases and minimum royalty payments at December 31, 2005 were as follows:

(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$107	$46	$49	$12	$—	$—	$—
Deferred compensation	4,051	1,509	8	608	608	608	710
Operating leases	11,716	1,986	1,875	1,458	1,239	1,169	3,989
Royalty payments	8,900	2,600	2,990	2,660	650	—	—
Standby Letters of Credit	2,452	2,452	—	—	—	—	—
Open purchase orders	46,223	46,223	—	—	—	—	—

	$73,449	$54,816	$4,922	$4,738	$2,497	$1,777	$4,699

At December 31, 2005, the Company had cash and cash equivalents totaling approximately $65.8 million. Additionally, at December 31, 2005, the Company had approximately $10.1 million invested in AAA rated auction bonds, which generally have 35-day maturity. The classification of the short-term investments is “available for sale.”
Net cash provided by operating activities was $14.9 million for the year ended December 31, 2005, as compared to net cash provided by operating activities of $20.0 million in the same period of the prior year. Net cash provided by operating activities during the year ended December 31, 2005 resulted primarily from net income of approximately $11.4 million and a decrease in accounts receivables of approximately $4.4 million, offset by an increase in inventory of approximately $1.9 million. Net cash provided by operating activities during the year ended December 31, 2004 resulted primarily from net income of approximately $11.3 million and a decrease in inventory of approximately $11.7 million, offset by an increase in receivables of approximately $4.4 million.
Net cash provided by investing activities was approximately $33.4 million for the year ended December 31, 2005, as compared to net cash used in investing activities of approximately $44.9 million for 2004. Net activity from short-term investments, provided the Company with approximately $39.4 million for the year ended December 31, 2005, compared to approximately $44.4 million used in 2004. During the years ended December 31, 2005 and 2004, the Company used approximately $1.5 million and $0.5 million, respectively, for capital expenditures. Additionally, during the year ended December 31, 2005, the Company purchased securities in a deferred compensation fund for approximately $2.0 million and used approximately $2.5 million for the acquisition of the David Brooks business.
Net cash used in financing activities was approximately $13.8 million for the year ended December 31, 2005 as compared to approximately $2.2 million for 2004. During the years 2005 and 2004, the Company used approximately $5.7 million and approximately $1.9 million, respectively, for the repayment of long-term debt. During the year ended December 31, 2005, the Company repurchased net 325,410 shares of its common stock for approximately $8.2 million and for the year ended December 31, 2004, the Company repurchased 39,725 shares of its common stock for approximately $1.2 million.
Net cash provided by operating activities was $20.0 million for the year ended December 31, 2004, as compared to net cash provided by operating activities of $5.4 million in the same period of the prior year. Net cash provided by operating activities during the year ended December 31, 2004 resulted primarily from net income of approximately $11.3 million and a decrease in inventory of approximately $11.7 million, offset by an increase in receivables of approximately $4.4 million. Net cash provided by operating activities during the year ended December 31, 2003 resulted primarily from income from continuing operations of approximately $9.5 million and a decrease in inventory of approximately $7.3 million.
Net cash used by investing activities was approximately $44.9 million for the year ended December 31, 2004, as compared to net cash used in investing activities of approximately $5.6 million for 2004. Purchases of short-term investments used approximately $49.4 million for the year ended December 31, 2004, compared to approximately $5.0 million used for the 2003.
Net cash used in financing activities was approximately $2.2 million for the year ended December 31, 2004 as compared to approximately $2.7 million for 2003.
The net cash used in discontinued operations was approximately $5.7 million in 2003.
Management believes that cash flow from operations and available borrowings under the Revolving Credit Facility will provide adequate resources to meet the Company’s capital requirements and operational needs for the foreseeable future.

OUTLOOK
The Company believes the primary reason for its success in recent years has been its ability to offer new and classic products with a high level of quality and service to its customers at competitive prices. Management is committed to continuing to offer such quality and service to its customers.
The Company recognizes that price competition in the apparel market can adversely affect its earnings. The ability of the Company to compete is enhanced by its strong brands, its established international sourcing relationships and its strong financial position with significant liquid assets. By increasing its utilization of international sourcing, the Company can offer greater variety in yarns, styling and surface treatment at competitive prices. Management does not believe that the elimination of the quota system as of January 1, 2005, had a material impact on the cost of its products.
Over the past five years, the retail industry has consolidated through acquisitions and mergers. Further, retailers have concentrated more volume with a fewer number of vendors. The Company has responded by expanding its product lines and adding related separates through the acquisition of Item-Eyes.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any arrangements that are not recorded on the balance sheet of the Company other than the aforementioned letters of credit and liability for delivery of shares of the Company’s common stock under the Hampshire Group, Limited Common Stock Purchase Plan, which is fully funded, as described in Note 12 – Stock Options, Compensation Plans, and Retirement Savings Plan to the Consolidated Financial Statements included in Amendment No. 1.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. Management bases its estimates on historical information and experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of conditions, which differ from those assumed.
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
Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for on goods shipped prior to year end and others may be requested by customers for the concluded seasons. Likewise, should the financial performance of the Company’s customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with FAS No. 109, “Accounting for Income Taxes.” The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2005 and 2004, we had approximately $9,270,000 and $5,871,000, respectively, in deferred tax assets, net of valuation allowances.

Management evaluates the realizability of deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment.
If the Company determines that it expects to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made. Alternatively, if the Company determines that it no longer expects to realize a portion of its net deferred tax assets, an increase in the deferred tax asset valuation allowance would increase income tax expense in the period such determination is made.
In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. It is the Company’s policy to establish contingent tax liabilities for income taxes that may become payable in future years as a result of an examination by tax authorities or tax remediation efforts initiated by the Company. The Company establishes contingent tax liabilities based upon management’s assessment of exposures related to the recognition of revenue or the deductions in its tax returns and the probability of payment. The contingent tax liabilities are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the contingent tax liability associated with that period may be adjusted. In addition, the adjustment to the contingent tax liability may reflect additional tax liabilities which will likely arise based on current calculations. To the extent the Company were to prevail in matters for which accruals have been established, statutory periods for assessing taxes lapse, or it is required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material affect on the Company’s results of operations, cash flows or financial position.
Inventory Reserves
The Company analyzes out-of-season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company’s products are “classics” and remain saleable from one season to the next and therefore generally no reserves are required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, additional profit will be realized.
Recent Accounting Pronouncements
In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment to Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is expected to have no effect on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. FAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after January 1, 2006. The Company is in the process of reviewing the effect, if any, that the adoption of FAS No. 123(R) will have on its financial position and results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004”. The American Jobs Creation Act of 2004 provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flow.
In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements and do not expect the adoption of this statement to have a material impact on our financial position, results of operations, or cash flow.
In June 2005, the Emerging Issue Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flow.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may affect the financial position, results of operations or cash flows of the Company due to adverse changes in financial and product market prices and rates. The Company is exposed to market risk in the area of changing interest rates. The Company is also exposed to market risk due to increased costs of its products.
The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on London International Borrowing Rate (“LIBOR”) for a fixed term. The impact of a hypothetical 100 basis point increase in interest rates on the Company’s variable rate debt (borrowings under the Revolving Credit Facility) would have been minimal in 2005 and 2004 due to the negligible short-term borrowings.
In purchasing apparel in international markets, the Company uses letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued; therefore, the Company does not have any reason to engage in derivative financial instruments to mitigate these market risks.

ITEM 8. Financial Statements and Supplementary Data.
(a) Audited Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hampshire Group, Limited and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2, the consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 (May 30, 2007 as to the effect of the material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 8, 2006 (May 30, 2007 as to the effects of the restatement discussed in Note 2 and Note 17)

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

	(Restated,	(Restated,
	see Note 2)	see Note 2)
(In thousands, except par value)	2005	2004
Current assets:
Cash and cash equivalents	$65,791	$31,214
Short-term investments	10,054	49,440
Accounts receivable, net	27,997	31,963
Other receivables	864	1,292
Inventories, net	13,960	10,393
Deferred tax assets	9,468	5,017
Other current assets	1,121	1,883

Total current assets	129,255	131,202
Fixed assets, net	2,056	1,318
Goodwill	8,392	8,162
Deferred compensation funds invested in trading securities	2,243	—
Deferred tax assets	—	854
Other assets	568	289

Total assets	$142,514	$141,825

Current liabilities:
Current portion of long-term debt	$46	$1,901
Accounts payable	9,337	8,156
Accrued expenses and other liabilities	27,142	25,732

Total current liabilities	36,525	35,789

Long-term debt less current portion	61	3,750
Deferred tax liabilities	198	—
Deferred compensation	2,765	2,940

Total liabilities	39,549	42,479

Commitments and contingencies (Notes 9 and 10)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares and 9,523,948 shares issued at December 31, 2005 and 2004, respectively	824	476
Additional paid-in capital	34,824	34,450
Retained earnings	75,481	86,800
Treasury stock, 370,679 shares and 1,322,682 shares at cost at December 31, 2005 and 2004, respectively	(8,164)	(22,380)

Total stockholders’ equity	102,965	99,346

Total liabilities and stockholders’ equity	$142,514	$141,825

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003

	(Restated,	(Restated,	(Restated,
	see Note 2)	see Note 2)	see Note 2)
(In thousands except per share data)	2005	2004	2003
Net sales	$324,281	$301,999	$292,651
Cost of goods sold	246,224	221,333	218,325

Gross profit	78,057	80,666	74,326
Selling, general, and administrative expenses	63,673	58,447	55,534
Recovery of improper payments	(6,013)	—	—

Income from operations	20,397	22,219	18,792
Other income (expense):
Interest income	1,334	726	683
Interest expense	(587)	(645)	(909)
Other, net	257	(51)	155

Income from continuing operations before income taxes	21,401	22,249	18,721
Provision for income taxes	9,987	10,965	9,202

Income from continuing operations	11,414	11,284	9,519
Loss from discontinued operations, net of income taxes of $600	—	—	(5,796)

Net income	$11,414	$11,284	$3,723

Income per share from continuing operations: (1)
Basic	$1.40	$1.38	$1.04

Diluted	$1.40	$1.37	$1.01

Loss per share from discontinued operations: (1)
Basic	$—	$—	$(0.63)

Diluted	$—	$—	$(0.61)

Net income per share: (1)
Basic	$1.40	$1.38	$0.41

Diluted	$1.40	$1.37	$0.40

Weighted average number of shares outstanding: (1)
Basic weighted average number of common shares outstanding	8,153	8,148	9,146

Diluted weighted average number of common shares outstanding	8,168	8,239	9,392

(1)	Weighted average number of shares outstanding and net income per share reflect the two-for-one stock split effective June 28, 2005.
See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004, and 2003

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(Restated,		(Restated,	(Restated,			(Restated,
(In thousands except shares)	see Note 2)		see Note 2)	see Note 2)			see Note 2)
Balance at January 1, 2003, as reported	4,721,911	$472	$31,484	$76,526	1,320	$(27)	$108,455
Prior period adjustments (see Note 2)	63	—	622	(1,969)	—	—	(1,347)

Balance at January 1, 2003, as restated	4,721,974	472	32,106	74,557	1,320	(27)	107,108
Net income, as restated	—	—	—	3,723	—	—	3,723
Treasury stock received in sale of discontinued operations	—	—	—	—	700,000	(23,905)	(23,905)
Purchase of treasury stock	—	—	—	—	50,519	(1,194)	(1,194)
Shares issued under the Company stock plans	40,000	4	475	(1,189)	(57,649)	1,423	713
Tax benefit of options exercised	—	—	808	—	—	—	808
Stock options issued below market value, as restated	—	—	8	—	—	—	8
Deferred compensation payable in Company shares	—	—	—	—	278,014	2,502	2,502
Shares held in trust for deferred compensation liability	—	—	—	—	(278,014)	(2,502)	(2,502)

Balance at December 31, 2003, as restated	4,761,974	476	33,397	77,091	694,190	(23,703)	87,261

Net income, as restated	—	—	—	11,284	—	—	11,284
Purchase of treasury stock	—	—	—	—	39,725	(1,157)	(1,157)
Shares issued under the Company stock plans	—	—	—	(1,575)	(72,574)	2,480	905
Tax benefit of options exercised	—	—	1,050	—	—	—	1,050
Stock options issued below market value, as restated	—	—	3	—	—	—	3
Deferred compensation payable in Company shares	—	—	—	—	190,266	1,712	1,712
Shares held in trust for deferred compensation liability	—	—	—	—	(190,266)	(1,712)	(1,712)

Balance at December 31, 2004, as restated	4,761,974	476	34,450	86,800	661,341	(22,380)	99,346

Net income, as restated	—	—	—	11,414	—	—	11,414
Retirement of treasury stock	(640,082)	(64)	—	(21,818)	(640,082)	21,882	—
Shares issued pursuant to the two-for-one split	4,121,892	412	—	(412)	41,700	—	—
Purchase of treasury stock	—	—	—	—	335,410	(8,551)	(8,551)
Sale of treasury stock	—	—	57	—	(10,000)	339	396
Shares issued under the Company stock plans	—	—	—	(503)	(17,690)	546	43
Tax benefit of options exercised	—	—	316	—	—	—	316
Stock options issued below market value, as restated	—	—	1	—	—	—	1
Deferred compensation payable in Company shares	—	—	—	—	307,858	1,385	1,385
Shares held in trust for deferred compensation liability	—	—	—	—	(307,858)	(1,385)	(1,385)

Balance at December 31, 2005, as restated	8,243,784	$824	$34,824	$75,481	370,679	$(8,164)	$102,965

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

	(Restated,	(Restated,	(Restated,
	see Note 2)	see Note 2)	see Note 2)
(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$11,414	$11,284	$3,723
Loss from discontinued operations	—	—	5,796

Income from continuing operations	11,414	11,284	9,519
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	931	810	823
Loss (gain) on sale of fixed assets	3	17	(1)
Employee stock option expense	1	3	8
Deferred income tax (benefit) provision, net	(3,399)	1,796	(200)
Deferred compensation expense, net	877	791	407
Tax benefit of stock options exercised	316	1,050	808
Changes in operating assets and liabilities:
Receivables, net	4,394	(4,443)	(982)
Inventories, net	(1,861)	11,656	(7,317)
Other assets	958	(978)	428
Current liabilities	1,306	(1,983)	1,919

Net cash provided by (used in) continuing operating activities	14,940	20,003	5,412

Cash flows from investing activities:
Purchases of short-term investments	(37,481)	(49,440)	(5,010)
Proceeds from the sale of short-term investments	76,867	5,010	—
Purchase of securities for deferred compensation	(2,010)	—	—
Cash used for business acquisition	(2,460)	—	—
Capital expenditures	(1,531)	(478)	(840)
Proceeds from sales of fixed assets	49	—	30
Other, net	—	21	250

Net cash provided by (used in) continuing investing activities	33,434	(44,887)	(5,570)

Cash flows from financing activities:
Proceeds from line of credit	1,200	17,265	94,399
Repayment of line of credit	(1,200)	(17,265)	(94,399)
Purchase of treasury stock, net	(8,155)	(1,157)	(1,194)
Repayment of long-term debt	(5,685)	(1,932)	(1,930)
Proceeds from issuance of stock under the Company stock plans	43	905	713
Debt issuance costs	—	—	(323)

Net cash provided by (used in) continuing financing activities	(13,797)	(2,184)	(2,734)

Cash flows from discontinued operations:
Net cash flows from operating activities	—	—	(398)
Net cash flows from investing activities	—	—	(4,103)
Net cash flows from financing activities	—	—	(1,218)

Net cash provided by (used in) discontinued operations	—	—	(5,719)

Net increase (decrease) in cash and cash equivalents	34,577	(27,068)	(8,611)
Cash and cash equivalents at beginning of year	31,214	58,282	66,893

Cash and cash equivalents at end of year	$65,791	$31,214	$58,282

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$12,426	$6,188	$6,434
Cash paid during the year for interest	551	588	885
Equipment acquired under capital lease	141	—	—
Treasury stock acquired from Company stock plan option exercises	384	181	731
Treasury stock received from the disposal of discontinued operations	—	—	23,905
See accompanying notes to consolidated financial statements.

Note 1 — Organization and Summary of Significant Accounting Policies
Organization
Hampshire Group, Limited (“Hampshire Group” or the “Company”), through its wholly owned subsidiaries Hampshire Designers, Inc. (“Hampshire Designers”), Item-Eyes, Inc. (“Item-Eyes”), SB Corporation (“SB Corp”) and Keynote Services, Limited (“Keynote Services”), engages in the apparel business. The Company’s corporate offices are in Anderson, South Carolina and its sales offices and showrooms are in New York, New York. Hampshire Designers, Item-Eyes and SB Corp source the manufacture of their products worldwide from quality manufacturers and their products are sold primarily in the United States to various retail and catalog companies. Keynote Services, a Hong Kong based subsidiary, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.
Summary of Critical and Other Significant Accounting Policies
The preparation of financial statements in accordance with generally accepted principles in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.
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
Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for goods shipped prior to year end and others may be requested by customers for the concluded seasons. Likewise, should the financial performance of the Company’s customers or other parties improve and result in payments or favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.
Reserves for Doubtful Accounts of Customers
The Company maintains reserves for doubtful accounts of its customers. The estimates for these reserves are based on aging of the trade accounts receivable and specific information obtained by the Company on the financial condition and current credit worthiness of customers. The Company does not normally require collateral for its trade receivables. Certain high-risk customer accounts are factored with financial institutions to reduce high credit risk. If the financial condition of the Company’s customers were to deteriorate and impair the ability of the customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional reserves for doubtful accounts. Accounts are considered past due once their contractual due date has passed. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Inventory Reserves
The Company analyzes out-of-season merchandise on an individual SKU basis to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company’s products are “classics” and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

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
Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The fair value of long-term debt is disclosed in Note 7. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2005, due to the short-term nature of the items.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.
Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2005 and 2004, interest bearing amounts were approximately $65,800,000 and $31,200,000, respectively. A significant amount of the Company’s cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.
Short-Term Investments
Short-term investments consist primarily of state issued AAA rated auction bonds which normally reset to market prevailing rates every 35 days or less. At December 31, 2005 and 2004 these investments were $10.1 million and $49.4 million, respectively. These investments are classified as “available for sale.” Due to the frequent market interest rate reset, changes in the fair value are insignificant.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.
Intangible Assets
Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. Beginning January 1, 2002, in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill amortization ceased. In addition, goodwill is reviewed for impairment during the fourth quarter of each year or more often should impairment indicators exist. Goodwill increased by approximately $230,000 during 2005 related to the acquisition of David Brooks.
A trademark with an unamortized purchase price of $475,000 is included in Other Assets on the Consolidated Balance Sheet as of December 31, 2005. Total purchase price for the trademark was $500,000 and amortization expense for the year ended December 31, 2005 was approximately $25,000. The trademark is amortized over its estimated useful life of five years. Future amortization of the trademark will be $100,000 per year.
Fixed Assets
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets’ carrying amount. Management has evaluated the carrying value of its long-lived assets and has determined that no impairment existed as of December 31, 2005.

Revenue Recognition
The Company recognizes sales revenue upon shipment of goods to customers, net of discounts and the Company’s estimate of returns, allowances, and co-op advertising.
Advertising Costs
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2005, 2004, and 2003 totaled approximately $1,817,000, $990,000, and $1,425,000, respectively.
Shipping Costs
Costs to ship products to customers are expensed as incurred and are included in selling, general and administrative expenses. Total shipping costs for the years ended December 31, 2005, 2004, and 2003 totaled approximately $1,158,000, $1,068,000, and $890,000, respectively.
Income Taxes
Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.
Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company’s outstanding stock options.
Stock Options
FAS No. 123 “Accounting for Stock-Based Compensation” allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB No. 25 (the “intrinsic method”), which the Company has elected to continue to use, the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Additionally, in accordance with FAS No. 123 as amended, the Company is required to disclose fair value information about its stock-based employee compensation plans for all periods presented. If compensation expense for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS No. 123, the Company’s income from continuing operations and basic and diluted earnings per share from continuing operations would not have materially changed under the provisions of FAS No. 123.
There were no options granted during the years ended December 31, 2005 and 2004. In order to estimate compensation cost under FAS No. 123, the Black-Scholes model was employed using the assumptions set forth below:

	2005	2004	2003
Expected life of options (in years)	—	—	4.2
Volatility	—	—	39.7%
Dividend yield	—	—	0.0%
Risk free interest rate—options	—	—	4.1%
Weighted-average fair value of options granted	—	—	$7.02
Presentation of Prior Years Data
Certain reclassifications have been made to data of prior years to conform to the current year presentation.
Recent Accounting Standards
In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment to Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is expected to have no affect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. FAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after January 1, 2006. The Company is in the process of reviewing the effect, if any, that the adoption of FAS No. 123(R) will have on its financial position and results of operations.
In December 2004, the FASB issued FASB Staff Position No. 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The American Jobs Creation Act of 2004 provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.
In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s consolidated financial position, results of operations, financial position or cash flows.
Note 2 – Restatement of Previously Issued Consolidated Financial Statements
On December 13, 2006, the Company announced that its consolidated financial statements for each of the years in the three-year period ended December 31, 2005 (as well as for certain periods not included in these financial statements) would be restated based on the findings of the previously announced investigation by the Audit Committee of its Board of Directors (“Audit Committee Investigation”).
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s senior management. The Audit Committee Investigation retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the Board placed Ludwig Kuttner, the Company’s Chief Executive Officer; Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer; Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer; and two personal assistants on administrative leave.

On September 25, 2006, the Company announced that it had terminated the employment of Mr. Kuttner as a result of findings indicating that Mr. Kuttner had submitted expense reports to the Company for approximately $1,450,000 covering approximately 10 years, a substantial portion of which were fraudulent or not substantiated in accordance with Company policy among other reasons. Approximately $2,000, $901,000, and $173,000 were submitted and reimbursed in fiscal years 2005, 2004, and 2003, respectively. The Board of Directors (“Board”) also terminated the employment of Mr. Clayton on that date.
On October 30, 2006, the Board established an Executive Committee consisting of all directors other than Mr. Kuttner, and granted the Executive Committee all of the powers of the Board, except as limited by law.
As part of the Audit Committee Investigation, the Company also undertook a review of its accounting and disclosure policies and internal controls. On December 13, 2006, the Company announced that it would restate its financial statements for the years 2003 through 2005 as well as the fiscal quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. The Company terminated the employment of Mr. Clark on December 31, 2006.
On May 25, 2007, the Audit Committee concluded its investigation.
The following table reconciles previously reported net income and retained earnings to the restated amounts:

					Total
	Net Income	Net Income	Net Income	Retained	Cumulative
	Year Ended	Year Ended	Year Ended	Earnings	Adjustments
	December 31,	December 31,	December 31,	January 1,	December 31,
(In thousands)	2005	2004	2003	2003	2005
As previously reported	$12,798	$13,725	$5,627	$76,526	$—

Pre-tax restatement adjustments:
Sales allowances (1)	256	—	—	187	443
Intangible capitalization and amortization (2)	213	—	—	142	355
Expense accruals (3)	(526)	(321)	(86)	440	(493)
Tax (non-income) liabilities (4)	(589)	(652)	(408)	(16)	(1,665)
Stock options priced below market (5)	(1)	(3)	(8)	(620)	(632)

Total pre-tax restatement adjustments	(647)	(976)	(502)	133	(1,992)
Total tax benefit (expense) of pre-tax restatement adjustments (6)	204	350	216	(71)	699

Total non-income tax restatement adjustments, net of tax benefit (expense)	(443)	(626)	(286)	62	(1,293)
Income tax restatement adjustments (7)	(941)	(1,815)	(1,618)	(2,031)	(6,405)

After tax effect of restatement adjustments	(1,384)	(2,441)	(1,904)	(1,969)	$(7,698)

As restated	$11,414	$11,284	$3,723	$74,557

(1)	The investigation included the review of the Company’s sales allowances, and the Company determined that there were computational errors with respect to sales allowances in 2005 and 2002. In 2002, the sales allowance calculation had a mathematical error which resulted in an understatement of net sales by approximately $187,000. In 2005, an item specifically reserved for was also noted as a component of the general sales allowance reserve, which effectively doubled the estimated reserve. Adjustments to pre-tax income as a result of the findings were approximately $256,000 for the fiscal year ended December 31, 2005 and approximately $187,000 for periods prior to 2003.

(2)	During the investigation, acquisition accounting was reviewed. The Company noted that intangible assets associated with acquisitions in 2000 and 2005 were not properly capitalized. Goodwill should have been recorded in fiscal year 2000 when the Item Eyes division was acquired related to interest rates in excess of the Company’s incremental borrowing rate on notes issued to selling shareholders. This understated goodwill and overstated interest expense by approximately $142,000 prior to 2003. Goodwill should have been recorded with the acquisition of the David Brooks division in 2005 for approximately $230,000 with a corresponding increase in pre-tax income related to a reduction in cost of goods sold. The Company also reviewed the estimated life of the definite lived intangible asset acquired in the David Brooks acquisition and determined that its useful life was in error, which resulted in approximately $17,000 of additional amortization expense in 2005. Adjustments to pre-tax income as a result of the findings were approximately $213,000 for the fiscal year ended December 31, 2005 and approximately $142,000 for periods prior to 2003.

(3)	The Company reviewed expense recognition and the corresponding accrued liabilities as part of the investigation. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Adjustments to pre-tax income as a result of the findings were approximately $(526,000), $(321,000), and $(86,000) for the fiscal years ended December 31, 2005, 2004, and 2003, respectively, and approximately $440,000 for periods prior to 2003.

(4)	The improperly reimbursed expenses of Mr. Kuttner brought about the review of expense reimbursements to other employees, and the Company determined that certain ones were not a part of an accountable plan under Internal Revenue Service (“IRS”) regulations and that the Company would likely incur tax liabilities related to payroll tax withholdings. The Company reviewed employee benefit plans as part of the investigation and determined that certain employee deferred compensation plans may not have met regulatory criteria and that the Company would likely incur tax liabilities related to payroll tax withholdings, including Incentive Stock Options (“ISO”) granted to employees as discussed in the following paragraph. In addition, certain other non-income tax liabilities were identified as part of the investigation. Adjustments to pre-tax income as a result of the findings were approximately $(589,000), $(652,000), and $(408,000) for the fiscal years ended December 31, 2005, 2004, and 2003, respectively, and approximately $(16,000) for periods prior to 2003.

(5)	The investigation reviewed accounting for employee stock options, and the Company determined that options granted to certain employees were priced below the fair market value at the date granted. The incorrectly priced options were not “back dated” but were issued at an exercise price below the fair market value at the date of grant. Both non-qualified stock options and options formerly classified as ISO grants under IRS regulations were priced below fair market value, nullifying ISO tax treatment. After fiscal year 2002, the Company curtailed its option grants, as only 2,000 (adjusted for the stock split in June 2005) options were granted during fiscal year 2003, which represented all options granted during the three-year period ended December 31, 2005. Adjustments to pre-tax income as a result of the findings were approximately $(1,000), $(3,000), and $(8,000) for the fiscal years ended December 31, 2005, 2004, and 2003, respectively, and approximately $(620,000) for periods prior to 2003.

(6)	Tax benefits (expenses) related to the to the pre-tax adjustments were approximately $204,000, $350,000, and $216,000 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and approximately $(71,000) for periods prior to 2003.

(7)	The investigation included a review of the Company’s tax provisions, income and payroll tax returns, tax filing positions, income tax reserves, and other income tax liabilities. As result of the review, the Company determined that the Company would likely incur tax liabilities for various income tax related matters. These matters included deductions related to highly-compensated executive officers of a publicly-held company related to Internal Revenue Code Section 162(m) for incentive compensation, deductions for non-accountable plan expense reimbursements under IRS regulations, certain executive deferred compensation plans that may not have conformed to federal regulations due to actions by prior senior management, and certain other tax matters. Additional tax liabilities which will likely arise were identified for deductions for intangible assets acquired and not capitalized, certain distributions from deferred compensation plans, state and local income tax nexus issues, and certain other tax matters that required restatement. Adjustments to the provision for income taxes as a result of the findings were approximately $(941,000), $(1,815,000), and $(1,618,000) for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and approximately $(2,031,000) for periods prior to 2003.

Consolidated Statements of Income Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of income for the period ending December 31, 2005:

	As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated
Net sales	$324,025	$256	$324,281
Cost of goods sold (a)	246,487	(263)	246,224

Gross profit	77,538	519	78,057
Selling, general, and administrative expenses (a) (b)	61,116	2,557	63,673
Recovery of improper payments (b)	—	(6,013)	(6,013)

Income from operations	16,422	3,975	20,397
Other income (expense):
Interest income	1,334	—	1,334
Interest expense	(587)	—	(587)
Non-recurring income (b)	4,622	(4,622)	—
Other, net	257	—	257

Income from continuing operations before income taxes	22,048	(647)	21,401
Provision for income taxes	9,250	737	9,987

Net income	$12,798	$(1,384)	$11,414

Net income per share: (c)
Basic	$1.57	$(0.17)	$1.40

Diluted	$1.56	$(0.16)	$1.40

Weighted average number of shares outstanding: (c)
Basic weighted average number of common shares outstanding	8,153	—	8,153

Diluted weighted average number of common shares outstanding (d)	8,188	(20)	8,168

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following notes:

(a)	Vendor rebates for $333 on accessories were reclassified from selling, general, and administrative expenses to cost of goods sold.

(b)	A settlement with former employees including compensation recovered from one terminated employee as part of a settlement was reclassified from non-recurring income and selling, general and administrative expenses in the second quarter of fiscal 2005.

(c)	Weighted average number of shares outstanding and net income per share reflect the two-for-one stock split effective June 28, 2005.

(d)	Approximately 39,100 options that expired in May, 2004 were improperly included as part of the diluted weighted average number of common shares outstanding.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of income for the period ending December 31, 2004:

	As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated
Net sales	$301,999	$—	$301,999
Cost of goods sold (a)	221,453	(120)	221,333

Gross profit	80,546	120	80,666
Selling, general, and administrative expenses (a)	57,405	1,042	58,447

Income from operations	23,141	(922)	22,219
Other income (expense):
Interest income	726	—	726
Interest expense	(645)	—	(645)
Non-recurring income	—	—	—
Other, net	3	(54)	(51)

Income from continuing operations before income taxes	23,225	(976)	22,249
Provision for income taxes	9,500	1,465	10,965

Net income	$13,725	$(2,441)	$11,284

Net income per share: (b)
Basic	$1.68	$(0.30)	$1.38

Diluted	$1.66	$(0.29)	$1.37

Weighted average number of shares outstanding: (b)
Basic weighted average number of common shares outstanding	8,148	—	8,148

Diluted weighted average number of common shares outstanding (c)	8,251	(12)	8,239

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following notes:

(a)	Vendor rebates for $120 on accessories were reclassified from selling, general, and administrative expenses to cost of goods sold.

(b)	Weighted average number of shares outstanding and net income per share has been adjusted for the two-for-one stock split effective June 28, 2005.

(c)	Approximately 39,100 options that expired in May, 2004 were improperly included as part of the diluted weighted average number of common shares outstanding.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of income for the period ending December 31, 2003:

	As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated
Net sales	$292,651	$—	$292,651
Cost of goods sold (a)	218,454	(129)	218,325

Gross profit	74,197	129	74,326
Selling, general, and administrative expenses (a)	54,903	631	55,534

Income from operations	19,294	(502)	18,792
Other income (expense):
Interest income	683	—	683
Interest expense	(909)	—	(909)
Non-recurring income	—	—	—
Other, net	155	—	155

Income from continuing operations before income taxes	19,223	(502)	18,721
Provision for income taxes	7,800	1,402	9,202

Income from continuing operations	11,423	(1,904)	9,519
Loss from discontinued operations, net of income taxes of $600	(5,796)	—	(5,796)

Net income	$5,627	$(1,904)	$3,723

Income per share from continuing operations: (b)
Basic	$1.25	$(0.21)	$1.04

Diluted	$1.22	$(0.21)	$1.01

Loss per share from discontinued operations: (b)
Basic	$(0.63)	$—	$(0.63)

Diluted	$(0.62)	$0.01	$(0.61)

Net income per share: (b)
Basic	$0.62	$(0.21)	$0.41

Diluted	$0.60	$(0.20)	$0.40

Weighted average number of shares outstanding: (a)
Basic weighted average number of common shares outstanding	9,146	—	9,146

Diluted weighted average number of common shares outstanding	9,392	—	9,392

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following notes:

(a)	Vendor rebates for $129 on accessories were reclassified from selling, general, and administrative expenses to cost of goods sold.

(b)	Weighted average number of shares outstanding and net income per share has been adjusted for the two-for-one stock split effective June 28, 2005.

Consolidated Balance Sheet Adjustments
The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated balance sheet as of December 31, 2005:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Assets:
Cash and cash equivalents	$65,791	$—	$65,791
Short-term investments	10,054	—	10,054
Accounts receivable, net	27,554	443	27,997
Other receivables	847	17	864
Inventories, net	13,960	—	13,960
Deferred tax assets	6,894	2,574	9,468
Other current assets	1,121	—	1,121

Total current assets	126,221	3,034	129,255
Fixed assets, net	2,056	—	2,056
Goodwill	8,020	372	8,392
Deferred compensation funds invested in trading securities	2,243	—	2,243
Deferred tax assets	1,300	(1,300)	—
Other assets	585	(17)	568

Total assets	$140,425	$2,089	$142,514

Liabilities:
Current portion of long-term debt	$46	$—	$46
Accounts payable	9,337	—	9,337
Accrued expenses and other liabilities (a)	17,315	9,827	27,142

Total current liabilities	26,698	9,827	36,525

Long-term debt less current portion	61	—	61
Deferred tax liabilities, net	—	198	198
Deferred compensation (a)	3,758	(993)	2,765

Total liabilities	30,517	9,032	39,549

Commitments and contingencies	—	—	—

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	824	—	824
Additional paid-in capital	34,069	755	34,824
Retained earnings	83,179	(7,698)	75,481
Treasury stock	(8,164)	—	(8,164)

Total stockholders’ equity	109,908	(6,943)	102,965

Total liabilities and stockholders’ equity	$140,425	$2,089	$142,514

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following notes:

(a)	The Company reclassified deferred compensation of $993 required to be paid in 2006 to current liabilities.

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated balance sheet as of December 31, 2004:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Assets:
Cash and cash equivalents	$31,214	$—	$31,214
Short-term investments	49,440	—	49,440
Accounts receivable, net	31,776	187	31,963
Other receivables	1,292	—	1,292
Inventories, net	10,393	—	10,393
Deferred tax assets	3,974	1,043	5,017
Other current assets	1,883	—	1,883

Total current assets	129,972	1,230	131,202
Fixed assets, net	1,318	—	1,318
Goodwill	8,020	142	8,162
Deferred tax assets, net	1,181	(327)	854
Other assets	289	—	289

Total assets	$140,780	$1,045	$141,825

Liabilities:
Current portion of long-term debt	$1,901	$—	$1,901
Accounts payable	8,156	—	8,156
Accrued expenses and other liabilities	19,141	6,591	25,732

Total current liabilities	29,198	6,591	35,789

Long-term debt less current portion	3,750	—	3,750
Deferred compensation	2,940	—	2,940

Total liabilities	35,888	6,591	42,479

Commitments and contingencies	—	—	—

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	476	—	476
Additional paid-in capital	33,682	768	34,450
Retained earnings	93,114	(6,314)	86,800
Treasury stock	(22,380)	—	(22,380)

Total stockholders’ equity	104,892	(5,546)	99,346

Total liabilities and stockholders’ equity	$140,780	$1,045	$141,825

Consolidated Statements of Cash Flows Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of cash flows for the period ending December 31, 2005:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$12,798	$(1,384)	$11,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	914	17	931
Loss on sale of fixed assets	3	—	3
Employee stock option expense	—	1	1
Deferred income tax benefit	(3,039)	(360)	(3,399)
Deferred compensation expense, net (a)	1,093	(216)	877
Tax benefit of stock options exercised (a)	—	316	316
Changes in operating assets and liabilities:
Receivables, net	4,667	(273)	4,394
Inventories, net	(1,631)	(230)	(1,861)
Other assets	958	—	958
Current liabilities (a)	(823)	2,129	1,306

Net cash provided by (used in) operating activities	14,940	—	14,940

Cash flows from investing activities:
Purchases of short-term investments	(37,481)	—	(37,481)
Proceeds from the sale of short-term investments	76,867	—	76,867
Purchase of securities in deferred compensation fund	(2,010)	—	(2,010)
Cash used for business acquisition	(2,460)	—	(2,460)
Capital expenditures	(1,531)	—	(1,531)
Proceeds from sales of fixed assets	49	—	49

Net cash provided by (used in) investing activities	33,434	—	33,434

Cash flows from financing activities:
Proceeds from line of credit (a)	—	1,200	1,200
Repayment of line of credit (a)	—	(1,200)	(1,200)
Purchase of treasury stock, net	(8,155)	—	(8,155)
Repayment of long-term debt	(5,685)	—	(5,685)
Proceeds from issuance of stock under the Company stock plans	43	—	43

Net cash provided by (used in) financing activities	(13,797)	—	(13,797)

Net increase (decrease) in cash and cash equivalents	34,577	—	34,577
Cash and cash equivalents at beginning of year	31,214	—	31,214

Cash and cash equivalents at end of year	$65,791	$—	$65,791

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following notes:

(a)	Reclassification adjustments made to correct for items previously shown on a net basis.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of cash flows for the period ending December 31, 2004:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$13,725	$(2,441)	$11,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810	—	810
Loss (gain) on sale of fixed assets	17	—	17
Employee stock option expense	—	3	3
Deferred income tax provision	1,126	670	1,796
Deferred compensation expense, net (a)	799	(8)	791
Tax benefit of stock options exercised (b)	—	1,050	1,050
Changes in operating assets and liabilities:
Receivables, net	(4,443)	—	(4,443)
Inventories, net	11,656	—	11,656
Other assets	(978)	—	(978)
Current liabilities (b)	(2,701)	718	(1,983)

Net cash provided by (used in) operating activities	20,011	(8)	20,003

Cash flows from investing activities:
Purchases of short-term investments	(49,440)	—	(49,440)
Proceeds from the sale of short-term investments	5,010	—	5,010
Capital expenditures	(478)	—	(478)
Other, net	21	—	21

Net cash provided by (used in) investing activities	(44,887)	—	(44,887)

Cash flows from financing activities:
Proceeds from line of credit (b)	—	17,265	17,265
Repayment of line of credit (b)	—	(17,265)	(17,265)
Purchase of treasury stock, net	(1,157)	—	(1,157)
Repayment of long-term debt	(1,932)	—	(1,932)
Proceeds from issuance of stock under the Company stock plans	905	—	905
Other, net (a)	(8)	8	—

Net cash provided by (used in) financing activities	(2,192)	8	(2,184)

Net increase (decrease) in cash and cash equivalents	(27,068)	—	(27,068)
Cash and cash equivalents at beginning of year	58,282	—	58,282

Cash and cash equivalents at end of year	$31,214	$—	$31,214

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following notes:

(a)	Deferred compensation payments of $8 were reclassified from financing activities to operating activities to correct the classification.

(b)	Reclassification adjustments made to correct for items previously shown on a net basis.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of cash flows for the period ending December 31, 2003:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$5,627	$(1,904)	$3,723
Loss from discontinued operations	5,796	—	5,796

Income from continuing operations	11,423	(1,904)	9,519
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	823	—	823
Loss (gain) on sale of fixed assets	(1)	—	(1)
Employee stock option expense	—	8	8
Deferred income tax provision (benefit)	979	(1,179)	(200)
Deferred compensation expense, net (a)	415	(8)	407
Tax benefit of stock options exercised (b)	—	808	808
Changes in operating assets and liabilities:
Receivables, net	(982)	—	(982)
Inventories, net	(7,317)	—	(7,317)
Other assets	399	29	428
Current liabilities (b)	(319)	2,238	1,919

Net cash provided by (used in) operating activities	5,420	(8)	5,412

Cash flows from investing activities:
Purchases of short-term investments	(5,010)	—	(5,010)
Capital expenditures	(840)	—	(840)
Proceeds from sales of fixed assets	30	—	30
Other, net	250	—	250

Net cash provided by (used in) investing activities	(5,570)	—	(5,570)

Cash flows from financing activities:
Proceeds from line of credit (b)	—	94,399	94,399
Repayment of line of credit (b)	—	(94,399)	(94,399)
Purchase of treasury stock, net	(1,194)	—	(1,194)
Repayment of long-term debt	(1,930)	—	(1,930)
Proceeds from issuance of stock under the Company stock plans	713	—	713
Debt issuance costs (a)	—	(323)	(323)
Other, net (a)	(331)	331	—

Net cash provided by (used in) financing activities	(2,742)	8	(2,734)

Cash flows from discontinued operations
Net cash flows from operating activities	(398)	—	(398)
Net cash flows from investing activities	(4,103)	—	(4,103)
Net cash flows from financing activities	(1,218)	—	(1,218)

Net cash provided by (used in) discontinued operations	(5,719)	—	(5,719)

Net increase (decrease) in cash and cash equivalents	(8,611)	—	(8,611)
Cash and cash equivalents at beginning of year	66,893	—	66,893

Cash and cash equivalents at end of year	$58,282	$—	$58,282

In addition to the restatement items discussed above, the Company also changed the reclassification of certain financial statement amounts, which are described in the following notes:

(a)	Deferred compensation payments of $8 and debt issuance costs were reclassified from financing activities to operating activities to correct the classification.

(b)	Reclassification adjustments made to correct for items previously shown on a net basis.

Note 3 — Accounts Receivable and Major Customers
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2005 and 2004 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs, and for sales and markdown allowances of approximately $19,055,000 and $15,707,000, respectively.
The Company sells principally to department stores, catalog companies, specialty stores, mass merchants and other retailers located in the United States. The Company’s sales to three major customers for the year ended December 31, 2005 represented 25%, 9%, and 7% of total sales. For the year ended December 31, 2004, the three major customers represented 18%, 9%, and 9% of total sales, and for the year ended December 31, 2003, the three major customers represented 16%, 15%, and 10% of total sales. At December 31, 2005 and 2004, 44% and 57%, respectively, of the total net trade receivables were due from these major customers.
Note 4 — Inventories
Inventories at December 31, 2005 and 2004 consist of the following:

(In thousands)	2005	2004
Finished goods	$17,347	$12,252
Work-in-progress	—	43
Raw materials and supplies	70	138

Total cost	17,417	12,433
Less: reserves	(3,457)	(2,040)

Inventory, net	$13,960	$10,393

Note 5 — Fixed Assets
Fixed assets at December 31, 2005 and 2004 consist of the following:

(In thousands)	Estimated Useful Lives	2005	2004
Leasehold improvements	5 – 12 years	$1,367	$1,050
Machinery and equipment	3 - 7 years	3,569	3,181
Furniture and fixtures	3 – 7 years	1,162	942
Vehicles	3 years	274	172

Total cost		6,372	5,345
Less: accumulated depreciation		(4,316)	(4,027)

Fixed assets, net		$2,056	$1,318

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was approximately $904,000, $810,000, and $823,000, respectively.

Note 6 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2005 and 2004 consist of the following:

(In thousands)	2005	2004
Compensation and related taxes	$7,155	$6,539
Reserve for supplier disputes	7,508	7,540
Income taxes payable	3,102	3,715
Income tax reserves	6,487	5,661
Royalties	363	665
Other	2,527	1,612

	$27,142	$25,732

Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7,515,000 during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. At December 31, 2005, these matters remain unresolved.
Note 7 — Borrowings
Revolving Credit Facility
The Company maintains a Revolving Credit Facility (“Revolving Credit Facility”) with six participating commercial banks, with HSBC Bank USA as agent. The Revolving Credit Facility, which matures on April 30, 2007 (See Note 17 – Subsequent Events), provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory of the Company’s subsidiaries and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility.
Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of London International Borrowing Rate (“LIBOR”) plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility.
The loan is collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2005 there was approximately $35.3 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at December 31, 2005, which resulted in availability for borrowing of approximately $21.6 million.
Long-Term Debt
Long-term debt at December 31, 2005 and 2004 consists of the following:

(In thousands)	2005	2004
Note payable in monthly installments of approximately $4.2, including interest at 5.23% collateralized by equipment	$107	$26
Senior Notes payable to two insurance companies, with interest at 8% per annum	—	5,625

Total long-term debt	107	5,651
Less: amount payable within one year	(46)	(1,901)

Amount payable after one year	$61	$3,750

Financial Covenants
The Revolving Credit Facility contains covenants that require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. It also restricts payments by the Company of cash dividends to stockholders and the repurchase of the Company’s common stock. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2005.

Both the Revolving Credit Facility and the Senior Notes contained an aggregate limit of $1,500,000 on the repurchase of the Company’s common stock. As of October l, 2005, the Company had repurchased a net amount of $2,516,000 of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the Revolving Credit Facility provided a waiver of the default and amended the Revolving Credit Facility to permit the Company to repurchase its common stock in an aggregated amount of $10,000,000. The holders of the Senior Notes did not waive the default. In the absence of such waiver, the Company elected to prepay the remaining balance of $4,687,500 outstanding, which amount was subject to a prepayment penalty of approximately $160,000.
The Company’s trade account receivables and inventories are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility restricts payments by the Company of cash dividends to stockholders and the repurchase of the Company’s common stock. The Company was in compliance with these provisions for the year ended December 31, 2005.
Other
Maturities of long-term debt as of December 31, 2005 are as follows:

Year	(In thousands)
2006	$46
2007	49
2008	12

$107

The fair value of the long-term debt at December 31, 2005 and 2004, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.
Note 8 — Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor for unrelated reasons – See Note 6 – Accrued Expenses and Other Liabilities.
Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter, which included $1,391,000 received from a former employee relating to an employment contract termination settlement recorded in the fourth quarter of 2004 as an expense in selling, general, and administrative expenses. The settlement has been included in the consolidated statement of income for the year ended December 31, 2005, as “recovery of improper payments” due to its unusual nature.

Note 9 — Income Taxes
The provision for income taxes from continuing operations consists of the following:

(In thousands)	2005	2004	2003
Current:
Federal	$10,279	$7,155	$7,293
State and local	3,107	2,014	2,109

Total current	13,386	9,169	9,402
Deferred:
Federal	(2,562)	1,453	(394)
State and local	(837)	343	194

Total deferred	(3,399)	1,796	(200)

Total tax provision	$9,987	$10,965	$9,202

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Deferred tax assets:
Account receivable reserves	$2,428	$2,326
Inventory reserves	1,637	743
Benefit of contingent tax liabilities	1,242	1,061
All other accrued expenses	3,528	885
Deferred compensation	2,203	1,943
Other	66	88
Valuation allowances	(772)	(443)

Total deferred tax assets	10,332	6,603

Deferred tax liabilities:
Basis in intangible assets	1,062	732

Net deferred tax assets	$9,270	$5,871

The following table reconciles income tax from continuing operations computed at the U.S. federal statutory tax rates to income tax expense:

(In thousands)	2005	2004	2003
Federal income tax rate	35%	35%	35%

Rate applied to pre-tax income	$7,490	$7,787	$6,552
State taxes, net of federal tax benefit	1,466	1,352	999
Changes in contingent tax liabilities	981	878	1,768
Changes in valuation allowances	327	186	100
Other, net	(277)	762	(217)

Provision for income taxes	$9,987	$10,965	$9,202

It is the Company’s policy to establish contingent tax liabilities for income taxes that may become payable in future years as a result of an examination by tax authorities or tax remediation efforts initiated by the Company. The Company establishes contingent tax liabilities based upon management’s assessment of exposures related to the recognition of revenue or the deductions in its tax returns and the probability of payment. The changes in contingent tax liabilities include applicable interest and penalties. The contingent tax liabilities are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the contingent tax liability associated with that period may be adjusted. In addition, the adjustment to the contingent tax liability may reflect potential tax liabilities based on current calculations. To the extent the Company were to prevail in matters for which accruals have been established, statutory periods for assessing taxes lapse, or it be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected. For the years ended December 31, 2005 and 2004 accrued contingent income tax reserves were $6,487,000 and $5,661,000, respectively.

The Company’s consolidated federal income tax returns for the years ended December 31, 2003 and 2002 were examined by the Internal Revenue Service. The examination was completed in June of 2005 and the Company was assessed and paid approximately $1,984,000 for income taxes and associated interest relating to the accrual for supplier disputes (see Note 6 – Accrued Expenses and Other Liabilities). The Company established valuation allowances related to deferred tax assets associated with certain deferred compensation plans as the available objective evidence creates sufficient uncertainty regarding the realizability of these assets.
As discussed in Note 14 – Discontinued Operations, the Company incurred a loss in 2003 from the disposal of certain discontinued operations of approximately $6,433,000. Of the reported loss, approximately $5,560,000 was attributable to the disposition of the capital stock of Hampshire Investments, Limited, the Company’s former investment subsidiary. Pursuant to Internal Revenue Code Section 355, the transaction is characterized as a tax-free spin-off and the Company was not entitled to deduct this loss because it represents a loss on disposition of property by the Company in exchange for its own common stock. Therefore, no tax benefit was provided for this loss.
The Company utilized federal operating loss carryforwards of approximately $935,000 and $1,748,000 in 2004 and 2003, respectively and had no remaining federal operating loss carryforwards at December 31, 2004.
Note 10 — Commitments and Contingencies
The Company leases premises and equipment under operating leases having terms from month-to-month to twelve years. At December 31, 2005, including those leases which have been renewed subsequent to year-end, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2006	$1,986
2007	1,875
2008	1,458
2009	1,239
2010	1,169
Thereafter	3,989

$11,716

For the years ended December 31, 2005, 2004 and 2003, rent expense for operating leases was approximately $1,435,000, $1,207,000, and $1,685,000, respectively.

The Company has entered into licensing agreement with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments are set forth in the table below:

Year	(In thousands)
2006	$2,600
2007	2,990
2008	2,660
2009	650

$8,900

For the years ended December 31, 2005, 2004 and 2003, royalty expenses for licensing were approximately $3,816,000, $3,476,000, and $2,638,000, respectively.
The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2005 these open purchase orders commitments amounted to approximately $46,223,000, of which approximately $32,802,000 were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2006, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $2,452,000 related to other matters.
The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the $7,508,000 reserve established for supplier disputes outlined in Note 6 – Accrued Expenses and Other Liabilities. If the Company determined that this reserve was no longer needed and was released, the bonus payments could be as much as $1,000,000.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.
Note 11 — Capitalization
On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the Company’s treasury stock account. Upon completion of the stock split, the number of issued shares of common stock was 8,243,784 of which 83,400 shares were held as treasury stock.
The Board of Directors of the Company has from time-to-time authorized the repurchase of shares of the Company’s common stock. On March 17, 2005, the Board of Directors of the Company approved the repurchase of up to 400,000 shares (post-split) of the Company’s outstanding common stock. The repurchases were conducted through open market or privately negotiated transactions.
During 2005, the Company repurchased net 325,410 shares of its common stock at a cost of $8,155,000. The Company’s purchases of shares of common stock are recorded at cost as “Treasury Stock” and result in a reduction of “Stockholders’ Equity”. When treasury shares are reissued, the Company uses a weighted average cost method and the excess of outstanding repurchased costs over reissue price is treated as a reduction of “Retained Earnings”.
Note 12 — Stock Options, Compensation Plans, and Retirement Savings Plan
The Company registered 3,000,000 shares of its common stock under the Securities Act of 1933, as amended, to be issued with regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. Of these shares, 809,802 are available for future issue under these plans.

Stock Options
Options to purchase Hampshire Group, Limited common stock are granted at the discretion of the Company’s Board of Directors to executives and key employees of the Company and its subsidiaries. The vesting of options varies from immediate vesting to vesting five years from date of grant and has a maximum term of ten years. Stock option activity is as follows:

		Weighted Average
(In thousands)	Number of Options	Exercise Price
Outstanding – December 31, 2002	657,390	$6.40
Granted	2,000	10.58
Exercised	(232,140)	5.72
Canceled or expired	(155,700)	7.00

Outstanding – December 31, 2003	271,550	6.66
Granted	—	—
Exercised	(156,738)	6.94
Canceled or expired	(40,628)	4.96

Outstanding – December 31, 2004	74,184	6.99
Granted	—	—
Exercised	(55,000)	7.78

Outstanding – December 31, 2005	19,184	$4.71

A summary of the status of options outstanding at December 31, 2005 is set forth in the table below which reflects the two-for-one stock split.

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted-
		Remaining		Average
	Numbers	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Exercisable	Price
$4.31	14,784	1.34	872	$4.31
$6.06	4,400	4.50	4,400	6.06

$4.31 – $6.06	19,184	2.06	5,272	$4.71

At December 31, 2005, 2004, and 2003, the number of stock options exercisable was 5,272, 55,872, and 211,850, respectively. Option balances, activity and weighted average exercise price prior to June 28, 2005 have been adjusted to reflect the two-for-one stock split.
Common Stock Purchase Plan
Pursuant to the Hampshire Group, Limited 1992 Common Stock Purchase Plan for Directors and Executives (“Stock Purchase Plan”), key executives were permitted to use a portion of their annual compensation to purchase common stock of the Company. Non-employee directors were permitted to defer their fees to purchase common stock of the Company. The right to purchase shares under the Stock Purchase Plan was terminated on December 31, 2002.
The Company has established a trust to which it delivers the shares of the Company’s common stock following the end of each plan year to satisfy such elections. The deferred compensation liability and the Company’s shares are presented as offsetting amounts in the stockholders’ equity section.
Distributions from the plan commenced on January 15, 2003 with the distribution of 209,510 shares valued at approximately $2,316,000. On January 15, 2004, 175,494 shares valued at approximately $2,727,000 were distributed and on January 15, 2005, 72,672 shares valued at approximately $1,159,000 were distributed (all of which have been adjusted for the two-for-one stock split effective June 28, 2005). The remaining 307,860 shares will be distributed to the participants in accordance with their elections.
Company Deferred Compensation Plans
As part of his employment agreement, the Company has agreed to make contributions to a deferred compensation plan on behalf of Mr. Kuttner. For the year ended December 31, 2005, the Compensation Committee of the Board of Directors increased the contribution to $540,000 from $300,000 for the year ended December 31, 2004. The cumulative amount may be left in the Company, which accrues interest at 110% of the Applicable Federal Long-Term Interest Rate, or invested in common stock of publicly traded companies or mutual funds which are reported at market value. Such amounts will be distributed at a rate of $100,000 per quarter commencing in 2008.

As part of his employment agreement, the Company has agreed that Mr. Clayton may defer up to 60% of his incentive compensation plus any increase in base salary, not to exceed 45% of total compensation, which may be left in the Company, accruing interest at 110% of the Applicable Federal Long-Term Interest Rate or invested in common stock of publicly traded companies or mutual funds which are reported at market value. Such amounts will be distributed at a rate of $50,000 per quarter commencing in 2008.
In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the former President of Hampshire Designers, Inc., the Company accrued aggregate deferred compensation of $1,450,000, which accrued interest at the Company’s effective investment rate during periods when the Company had cash invested and at the Company’s borrowing rate with its lead bank during periods when the Company is borrowing cash. Mr. Warsaw retired effective December 31, 2005 and such amounts were distributed to Mr. Warsaw in 2006.
Retirement Savings Plan
The Company has a “Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan” under which employees may participate after having completed at least one year of service and having reached the age of twenty years. The Company’s bonus matching contribution is determined annually at the discretion of the Board of Directors. Matching contributions for the years ended December 31, 2005, 2004, and 2003 were approximately $157,000, $157,000, and $168,000, respectively. All Company matching contributions vest fully after six years of employment.
Note 13 — Related Party Transactions
The Company leased certain buildings through June 2003 from Peter Woodworth, a Director of the Company until May 20, 2004. Rent expense under these leases for the year ended December 31, 2003 was approximately $59,000.
Mr. Kuttner received a fee of approximately $20,000 for guaranteeing certain debt of the Company for the year ended December 31, 2003.
Mr. Michael Jackson, a director of the Company, is a principal of Ironwood Partners LLC (“Ironwood”), which has provided financial consulting services to the Company. In such capacity this firm was paid a fee of approximately $150,000 for the year ended December 31, 2003.
Dr. Joel Goldberg, a director of the Company, is a principal of SK Associates, which rented office space from the Company in the amount of approximately $2,000 and $7,000 for 2004 and 2003, respectively.
An investment of $191,000 of Mr. Kuttner’s deferred compensation funds was made with Ironwood at the direction of Mr. Kuttner in August 2005.
During fiscal year 2005, the Company purchased data and communication lines and hardware in the amount of $44,000 from a company in which Mr. Kuttner is a 75% beneficial owner.
As part of the announced repurchase plan, the Company purchased 80,000 shares of its common stock from Mr. Kuttner on December 13, 2005, at $24.49 per share which approximated the five-day average market closing price prior to the transaction, as reported by the Nasdaq National Market.
The Company entered into a service agreement with an affiliated company, owned by certain officers of Item-Eyes, Inc., to warehouse and distribute a portion of its women’s related separates products. The service agreement provides that a fee be paid on a per unit shipped basis. The service agreement expired August 31, 2005 and the warehouse function of Item-Eyes was transferred to an unrelated third-party. Fees paid for the years ended December 31, 2005, 2004, and 2003 were $792,000, $2,288,000, and $2,542,000, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income.
Subsequent to the sale of the Company’s apartment in 2003 to a company of which Mr. Kuttner has beneficial ownership, the Company has paid certain ongoing costs of the apartment, such as utilities, in exchange for the right to utilize the facility from time to time. For the years ended December 31, 2005 and 2004 these payments were approximately $20,000, and $19,000, respectively.

Mr. Harvey Sperry, a director of the Company, is a retired partner in the law firm of Willkie Farr & Gallagher LLP. The firm has served as legal counsel for the Company since 1977. In such capacity, for the years ended December 31, 2005, 2004 and 2003, this firm was paid approximately $111,000, $57,000, and $262,000, respectively.
The Company leases two buildings from a company in which Mr. Kuttner has a 96% beneficial ownership and Mr. Clayton, who has a 4% beneficial ownership. Rent expense under such leases for the years ended December 31, 2005, 2004 and 2003 was approximately $88,000, $153,000, and $255,000, respectively. The Company’s lease for a distribution center in Anderson, South Carolina, expired April 30, 2004, and was not renewed. The lease for the administrative offices expires April 30, 2006.
On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building with a company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. The building, located in Anderson, South Carolina, will be utilized as administrative offices for the Company commencing February 1, 2006. The Company initially plans to occupy approximately 65% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space.
Mr. Kuttner, Mr. Clayton, Mr. Woodworth, and Mr. Clark are the current beneficial owners of and participate in the management of the real estate investment company that the Company sold in 2003. See Note 14 – Discontinued Operations for discussion of this transaction. Mr. Clayton also participates in the management of other companies jointly owned with Mr. Kuttner. Other administrative staff of the Company also assisted with certain functions for these and other businesses and investments of Mr. Kuttner.
Note 14 — Discontinued Operations
On October 8, 2003, the Company completed the disposition of Hampshire Investments, Limited (“HIL”), the investment subsidiary of the Company. A special committee of the Board of Directors (“Board”), comprised of the independent directors, was responsible for the disposal due to the fact that Mr. Kuttner, the then Chairman and Chief Executive Officer, and other members of management of the Company participated as purchasers of HIL. HIL made investments both domestically and internationally, principally in real property.
Certain HIL assets were sold to K Holdings, LLC, a company controlled by Mr. Kuttner, for a purchase price of 250,000 shares of the Company’s Common Stock. Subsequently, all of the outstanding shares of capital stock of HIL were exchanged with an investor group consisting of Mr. Kuttner, Mr. Woodworth, then a Director of the Company, and Mr. Clayton, then Secretary and Treasurer of the Company, for 450,000 shares of the Company’s Common Stock.
The fair market value of the Company’s common stock received in the two transactions was $23,905,000 based on a price of $34.15 per share, as reported by the Nasdaq National Market at the market close on October 7, 2003, the trading day prior to the date on which the transactions were consummated. The transactions resulted in a loss from disposal of approximately $6,433,000, including the related income tax expense of $185,000. This loss, including disposal costs of $950,000, was recognized as a loss from disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2003. Of the reported loss from the disposal of the discontinued operations, approximately $5,560,000 was attributable to the disposal of the capital stock of HIL. Under the Internal Revenue Code Section 355, the stock transaction was characterized as a tax-free spin-off and accordingly, the Company was not entitled to deduct this loss because it represented a loss on the distribution of property by the Company in exchange for its own Common Stock. Therefore, no tax benefit has been provided for this loss in the consolidated financial statements.
In accordance with the guidance of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, HIL has been accounted for as a discontinued operation, and the financial information for all prior periods presented have been reclassified to report HIL as a discontinued operation.

The major classes of discontinued assets and liabilities as of October 8, 2003, disposition date were summarized as follows:

(In thousands)	October 8, 2003
Current assets, including cash	$6,498
Real property investments, net	30,918
Long-term investments, net	3,877
Other assets	709
Impairment on disposal	(5,291)

Total assets	$36,711

Current liabilities	$2,687
Long-term liabilities	10,918

Total liabilities	$13,605

At October 8, 2003 current liabilities include amounts incurred but unpaid for the disposition of the discontinued operations. The rental revenue and pretax income for HIL, which are included in the income (loss) from discontinued operations in the consolidated statements of operations through October 8, 2003, the date of disposition of HIL, are summarized as follows (in thousands):

(In thousands)	October 8, 2003
Rental revenue	$2,614
Pre-tax income	$1,045
Note 15 — Acquisition
On October 3, 2005, the Company, through its wholly owned subsidiary SB Corporation, a Delaware corporation, consummated the acquisition of certain assets of the David Brooks® business. The assets purchased, consisting primarily of inventory and trade name, were acquired for $2,460,000 in cash. Under the terms of the purchase agreement, the Company will make additional payments to the seller through 2008 based on a percentage of the net sales of products bearing the name David Brooks. The business is located in Brockton, Massachusetts with sales offices and showrooms in several major U.S. cities.

(In thousands)	October 3, 2005
Inventories	$1,706
Fixed assets	24
Goodwill	230
Identified intangibles	500

Purchase price (net assets acquired)	$2,460

Note 16 — Earnings Per Share
Set forth in the table below is the reconciliation by year of the numerator (income) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”).

	Numerator	Denominator	Per Share
(In thousands except per share data)	Income (loss)	Shares(1)	Amount
2005:
Basic income	$11,414	8,153	$1.40
Effect of dilutive securities:
Stock options	—	15	—

Diluted income	$11,414	8,168	$1.40

2004:
Basic income	$11,284	8,148	$1.38
Effect of dilutive securities:
Stock options	—	91	(0.01)

Diluted income	$11,284	8,239	$1.37

2003:
Income per share from continuing operations	$9,519	9,146	$1.04
Loss from discontinued operations	(5,796)		(0.63)

Basic income	3,723	9,146	0.41
Effect of dilutive securities:
Stock options	—	246	(0.01)

Diluted income	$3,723	9,392	$0.40

(1)	The number of shares of common stock and per share income has been adjusted for the two-for-one stock split effective June 28, 2005.
Note 17 — Subsequent Events
Audit Committee Investigation and Related Matters
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting and accounting for expense reimbursements, in each case involving certain members of the Company’s senior management. The Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the Board placed Ludwig Kuttner, the Company’s Chief Executive Officer, Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer, Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer, and two personal assistants on administrative leave. Repurchases of shares of the Company’s common stock were suspended upon the announcement of the investigation.
On July 18, 2006, a shareholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Mr. Clark and directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding former executive Charles Clayton as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants motions and dismissed the suit. The plaintiff has 30 days to appeal the court’s decision. No appeal was taken. On May 23, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against “certain of its current and/or former officers and directors.”
On August 9, 2006, the Company announced that it intended to defer filing its Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 with the SEC as a result of the pending investigation. On August 17, 2006 the Company announced that it received a notification from the Nasdaq National Market indicating that due to the Company’s failure to file its Quarterly Report on a timely basis, the Company’s common stock was subject to delisting from the Nasdaq National Market.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that the suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit and continued health, dental and life insurance coverage in the aggregate amount of $7,500,000. The arbitration proceeding is currently stayed at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but is set to resume in the third quarter of fiscal year 2007. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of duty of loyalty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales.

On September 25, 2006, the Company announced that it had terminated the employment of Mr. Kuttner. Mr. Kuttner’s employment was terminated, among other reasons, as a result of findings indicating that Mr. Kuttner had submitted expense reports to the Company for approximately $1,450,000 covering approximately 10 years, a substantial portion of which were fraudulent or not substantiated in accordance with Company policy. The Board of Directors (“Board”) also terminated the employment of Mr. Clayton on that date.
On October 30, 2006, the Board established an Executive Committee consisting of all directors other than Mr. Kuttner, and granted the Executive Committee all of the powers of the Board, except as limited by law.
On December 13, 2006, the Company announced that it would restate its financial statements for the years 2003 through 2005 as well as the fiscal quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. On December 31, 2006, the Company terminated the employment of Mr. Clark.
As a part of the restatement, the Company identified issues with its deferred compensation plans that require remediation. The Company will take remediation steps during 2007 regarding the deferred compensation plans of Mr. Kuttner and Mr. Clayton, which may include acceleration of payments from the deferred compensation plans. As a part of this remediation plan, the Company was required to accelerate the payment of the entire balance of Mr. Warsaw’s deferred compensation plan during 2006 due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. During 2006, the Board of Directors approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.
On January 17, 2007, the Company announced that its common stock would be delisted from the Nasdaq National Market, effective January 19, 2007, as a result of the Company’s failure to file its Quarterly Reports on Form 10-Q. There is no longer an established public trading market for our common stock. The Company’s common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK.” The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.
In February of 2007, the Company entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve income nexus tax liabilities. The total amount of these settlements was approximately $805,000 including interest.
As of March 30, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to that certain Credit Agreement and Guaranty (the “Credit Agreement”), dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006 and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to (i) extend the term of the Credit Agreement to December 31, 2007 and (ii) postpone the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements. In addition, to the extent a breach of a representation or other term of the Credit Agreement is caused by the forthcoming restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements are delivered in accordance with the rescheduled requirements and that the restated financial statements do not demonstrate non-compliance with any financial covenant as of any test date occurring subsequent to June 29, 2006.
On May 25, 2007, the Audit Committee concluded its investigation. As a result of the investigation, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 and will restate the consolidated financial statements for the first quarter of 2006. The Company is currently evaluating claims it may have against Mr. Kuttner and others, including claims for misappropriation, breach of fiduciary duty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales.
The SEC and the Office of the United States Attorney for the Southern District of New York are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating with these investigations. As of March 31, 2007, the Company had incurred fees and expenses of approximately $8,000,000 in connection with the Audit Committee Investigation and related matters. The Company expects to incur additional costs relating to this investigation. The Company cannot predict the total cost, but believes that future costs may be material.

Other Matters
On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, purchased substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the assets and business was $300,000 plus assumption of liabilities of approximately $10,197,000, including note payable in the principal amount of $800,000 to former shareholders. SH Holding Company has changed its name to Shane Hunter, Inc. and will continue to be based in San Francisco, California. Shane Hunter is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of the company will continue with the business as its co-presidents and will be responsible for the operation of the business.
As discussed in Note 13 – Related Party Transactions, the Company entered into a twelve year lease for 100% of the space in a building with a related party on August 30, 2005. Subsequent to December 31, 2005, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease.
In May of 2007, the Company received a notice from the IRS that it was going to examine the Company’s 2005 tax return.

(b) Unaudited Quarterly Financial Information, as restated
The tables herein set forth the effect of the restatement adjustments as described in Note 2 - Restatement of Previously Issued Consolidated Financial Statements on the applicable line items within the Company’s unaudited consolidated 2005 and 2004 quarterly statements of operations.
The following tables set forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited consolidated statement of income for the 2005 quarters ended:

	April 2, 2005			July 2, 2005
	As Previously	Restatement		As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$58,077	$—	$58,077	$38,636	$—	$38,636
Gross profit	14,351	—	14,351	8,588	12	8,600

Income from operations	994	(176)	818	(3,427)	4,216	789
Income from continuing operations before income taxes	1,248	(176)	1,072	1,659	(406)	1,253
Provision for income taxes	500	(60)	440	675	(148)	527

Net income	$748	$(116)	$632	$984	$(258)	$726

Net income per share:
Basic	$0.09	$(0.01)	$0.08	$0.12	$(0.03)	$0.09

Diluted	$0.09	$(0.01)	$0.08	$0.12	$(0.03)	$0.09

	October 1, 2005			December 31, 2005
	As Previously	Restatement		As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$123,592	$—	$123,592	$103,720	$256	$103,976
Gross profit	29,933	167	30,100	24,666	340	25,006

Income from operations	11,902	(88)	11,814	6,953	23	6,976
Income from continuing operations before income taxes	12,002	(88)	11,914	7,139	23	7,162
Provision for income taxes	5,075	578	5,653	3,000	367	3,367

Net income	$6,927	$(666)	$6,261	$4,139	$(344)	$3,795

Net income per share:
Basic	$0.85	$(0.08)	$0.77	$0.52	$(0.05)	$0.47

Diluted	$0.85	$(0.08)	$0.77	$0.51	$(0.04)	$0.47

The following tables set forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited consolidated statement of income for the 2004 quarters ended:

	April 3, 2004			July 3, 2004
	As Previously	Restatement		As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$54,397	$—	$54,397	$26,252	$—	$26,252
Gross profit	12,416	—	12,416	7,602	4	7,606

Income (loss) from operations	119	(337)	(218)	(2,924)	(103)	(3,027)
Income (loss) from continuing operations before income taxes	247	(337)	(90)	(2,844)	(103)	(2,947)
Provision (benefit) for income taxes	100	(208)	(108)	(1,150)	(399)	(1,549)

Net (loss) income	$147	$(129)	$18	$(1,694)	$296	$(1,398)

Net (loss) income per share:
Basic	$0.02	$(0.02)	$0.00	$(0.21)	$0.04	$(0.17)

Diluted	$0.02	$(0.02)	$0.00	$(0.21)	$0.04	$(0.17)

	October 2, 2004			December 31, 2004
	As Previously	Restatement		As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$116,104	$—	$116,104	$105,246	—	$105,246
Gross profit	29,333	60	29,393	31,195	56	31,251

Income from operations	11,715	(93)	11,622	14,231	(389)	13,842
Income from continuing operations before income taxes	11,665	(93)	11,572	14,157	(443)	13,714
Provision for income taxes	4,725	1,046	5,771	5,825	1,026	6,851

Net income	$6,940	$(1,139)	$5,801	$8,332	$(1,469)	$6,863

Net income per share:
Basic	$0.85	$(0.14)	$0.71	$1.02	$(0.18)	$0.84

Diluted	$0.84	$(0.13)	$0.71	$1.01	$(0.18)	$0.83

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Subsequent to the evaluation made in connection with the Original Filing of our Form 10-K for the year ended December 31, 2005 and in connection with the restatement and filing of this Amendment No. 1, the management of the Company, under the supervision and with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer as of the date of the filing of this Amendment No. 1 carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures as of December 31, 2005, pursuant to Rules 13a-15 and 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer as of the date of the filing of this Amendment No. 1 have concluded that our disclosure controls and processes contained material weaknesses as of December 31, 2005 for the reasons described below and therefore were not effective.
(b) Management’s Report on Internal Control Over Financial Reporting (as revised)
The management of Hampshire Group, Limited is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures provide only reasonable assurance of achieving their objectives.
In the Original Filing, our Former Senior Management, including the former Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, included Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that Former Senior Management believed that our internal control over financial reporting was effective as of December 31, 2005. In connection with filing this Amendment No. 1, present management, including our interim Chief Executive Officer and current Chief Financial Officer as of the date of the filing of this Amendment No.1, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In each case, the evaluation did not include the internal controls over financial reporting relating to one acquisition – the purchase of certain assets of the David Brooks division of SB Corporation (“David Brooks”) acquired on October 3, 2005. Total assets, net assets and net sales of David Brooks represented 1.6%, 0.01%, and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
In making each of these assessments, present management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of the restatement of our consolidated financial statements and related matters, present management has determined that material weaknesses in our internal control over financial reporting existed as of December 31, 2005, and based on the criteria noted above, now concludes that our internal control over financial reporting was not effective as of December 31, 2005.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.

In connection with the assessment described above, the Company’s present management identified material weaknesses as of December 31, 2005 in the following areas:
•	Control Environment
Certain of the Company’s controls including certain entity level controls within its control environment were not effectively designed or applied to prevent certain members of Former Senior Management, including Mr. Kuttner and Mr. Clayton, from having the ability, which in certain instances was utilized, to circumvent or override certain controls and affect preparation of accounting entries and certain transactions including expense reimbursements to certain employees. In addition, discussion and thorough legal, accounting, or other professional analysis did not occur in all instances. This material weakness contributed to the restatement of the Company’s financial statements and increased the likelihood of a material misstatement occurring within the Company’s interim and annual financial statements not being prevented or detected.

•	Controls Over the Financial Statement Preparation and Disclosure Process
The Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the lack of appropriate review of the footnotes, reconciliations, and supporting schedules. The Company also lacks adequate controls related to complying with disclosure requirements such as the use of disclosure checklists, lacks adequate controls over spreadsheets used in the financial close and reporting process, and lacks an independent review of journal entries. This material weakness contributed to the restatement of the Company’s provision for income taxes, accrued expenses and other liabilities, as well as expense reimbursements to certain employees.

•	Controls Over the Provision for Income Taxes
The Company failed to maintain effective controls to provide reasonable assurance that the provision for income taxes was appropriately determined, including adequate reserves for certain tax liabilities. The Company had potential tax liabilities for deductions related to highly-compensated executive officers of a publicly-held company related to Internal Revenue Code Section 162(m) for incentive compensation, deductions for non-accountable plan expense reimbursements under IRS regulations, certain executive deferred compensation plans that may not have conformed to federal regulations due to actions by Mr. Kuttner and Mr. Clayton, and certain other tax matters, including state and local income tax nexus issues.

•	Controls Over Accrued Expenses and Other Liabilities
The Company failed to maintain effective internal controls related to the review of accrued liabilities. Accordingly, accruals related to employee bonuses, certain employee benefit plans, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. In addition, the Company had unrecorded payroll tax liabilities related to, among other things, certain employee deferred compensation plans.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Amendment No. 1 has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2005 (as revised), which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting
Other than changes made in preparation for the Company’s first management report on internal control over financial reporting, there have not been any changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
Subsequent to December 31, 2005, the Company is actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of December 31, 2005. These remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by the Company’s management:
•	With respect to the control environment material weakness, the Company terminated the employment of three members of former senior management, who were also responsible for the preparation of financial statements.

•	Implemented enhanced procedures and controls around the financial statement preparation and disclosure process as well as the financial review process at the corporate level. These enhancements include but are not limited to dedicating personnel with technical knowledge of SEC reporting to the financial statement preparation process; providing such personnel access to applicable training; obtaining database software to assist in the research of complex accounting and disclosure matters; and formalization of the procedures for tracking disclosure matters.

•	Implemented extensive procedures and controls around the income tax provision process. These enhancements include but are not limited to dedicating personnel to the tax provision process with technical knowledge of the Company’s tax filings and FAS 109 – Accounting for Income Taxes; providing such personnel access to applicable training; obtaining database software to assist in the research of complex tax matters; and formalization of the procedures for preparation of the tax provision.

•	Implemented enhanced procedures and controls around acquisition accounting, accrued liabilities, management for and accounting of benefit plans, and management expense reports.
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to December 31, 2005 will continue to be performed in the future to ensure these matters are remediated. The Company has not yet completed its evaluation of internal controls as to their effectiveness for the year ended December 31, 2006.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Hampshire Group, Limited and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting (as revised), management excluded from their assessment the internal control over financial reporting at the David Brooks division of SB Corporation (“David Brooks”), which was acquired on October 3, 2005 and whose financial statements reflect total assets and revenues constituting 1.5% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at David Brooks. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our report dated March 8, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2005. As described in the following paragraph, the Company subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of the material weaknesses described in the following paragraphs. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 expressed herein is different from that expressed in our previous report.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Control Environment
Certain of the Company’s controls including entity level controls within its control environment were not effectively designed or applied to prevent certain members of former senior management from having the ability to circumvent or override certain controls and affect preparation of accounting entries and certain transactions including expense reimbursements to certain employees. In addition, discussion and thorough legal, accounting, or other professional analysis did not occur in all instances. This material weakness contributed to the restatement of the Company’s financial statements and increased the likelihood of a material misstatement occurring within the Company’s interim and annual financial statements not being prevented or detected.

•	Controls Over the Financial Statement Preparation and Disclosure Process
The Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the lack of appropriate review of the footnotes, reconciliations, and supporting schedules. The Company also lacks adequate controls related to complying with disclosure requirements such as the use of disclosure checklists, lacks adequate controls over spreadsheets used in the financial close and reporting process, and lacks an independent review of journal entries. This material weakness contributed to the restatement of the Company’s provision for income taxes, accrued expenses and other liabilities, as well as expense reimbursements to certain employees.

•	Controls Over the Provision for Income Taxes
The Company failed to maintain effective controls to provide reasonable assurance that the provision for income taxes was appropriately determined, including adequate reserves for certain tax liabilities. The Company had potential tax liabilities for deductions related to highly-compensated executive officers of a publicly-held company related to Internal Revenue Code Section 162(m) for incentive compensation, deductions for non-accountable plan expense reimbursements under IRS regulations, certain executive deferred compensation plans that may not have conformed to federal regulations, and certain other tax matters, including state and local income tax nexus issues.

•	Controls Over Accrued Expenses and Other Liabilities
The Company failed to maintain effective internal controls related to the review of accrued liabilities. Accordingly, accruals related to employee bonuses, certain employee benefit plans, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. In addition, the Company had unrecorded payroll tax liabilities related to, among other things, certain employee deferred compensation plans.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such restated financial statements and financial statement schedules.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2005 (as restated), of the Company and our report dated March 8, 2006 (May 30, 2007 as to the effects of the restatement discussed in Note 2 and Note 17) expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 8, 2006 (May 30, 2007 as to the effect of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting (as revised))

ITEM 9B. Other Information.
None.

PART III.
ITEM 10. Directors and Executive Officers of the Registrant.
The information concerning our directors and executive officers required to be presented in Item 10 is incorporated herein by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”).
Code of Ethics
We have adopted a “Code of Ethics and Business Conduct” for our directors and officers and established procedures whereby our employees and stockholders may report matters that may be a violation of our Code of Ethics and Business Conduct to the proper authority. The Code of Ethics and Business Conduct has been filed as an exhibit to this Amendment No. 1. It is also available on our website at www.hamp.com; or a copy may be received free of charge by submitting a written request to: Hampshire Group, Limited, Attn: Corporate Secretary, 1924 Pearman Dairy Road, Anderson, SC 29625.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officer and greater than 10% stockholders complied during 2005 with all applicable Section 16(a) filing requirements.

ITEM 11. Executive Compensation.
COMPENSATION OF DIRECTORS
During 2005, each non-employee director received annual director fees of $47,500; Messrs. Sperry and Winter each received annual committee fees of $26,250 and Dr. Goldberg received annual committee fees of $36,250. Mr. Kuttner, an executive officer of the Company who also serves as a director, did not receive director fees. The Company reimburses the directors for expenses associated with attendance at the meetings of the Board and Committees.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Dr. Goldberg and Mr. Sperry have served as members of the Compensation Committee since 1998 and 2000, respectively, and Mr. Winter was appointed to the Committee in 2004. No member of the Committee is, or has been, an officer or an employee of the Company. None of our executive officers serve as a member of the board of directors or compensation committee of an entity that has one or more executive officers who serve on our board of directors or compensation committee.
COMPENSATION OF NAMED EXECUTIVE OFFICERS
The following table sets forth information regarding the compensation of the Company’s Chief Executive Officer and its four next most highly compensated executive officers (the “Named Executive Officers”) for the years 2005, 2004, and 2003:

Name and Principal		Annual Compensation				Long-Term	All Other
Position	Year	Salary	Bonus	Other		Compensation	Compensation
Ludwig Kuttner	2005	$600,000	$845,740	$272,342	(1)	$—	$300,000 (2)
Chairman, President and	2004	600,000	848,333	48,659		—	300,000
Chief Executive Officer	2003	400,000	850,850	32,910		—	200,000

Eugene Warsaw (3)	2005	1,000,000	250,860	4,200	(4)	—	—
Senior Executive VP and	2004	1,000,000	398,685	4,100		—	—
Chief Marketing Officer	2003	350,000	1,547,899	4,000		—	89,186

Michael Culang	2005	525,000	764,500	4,200	(4)	—	—
President and Chief	2004	300,000	834,719	4,100		—	—
Executive Officer,	2003	300,000	597,111	4,000		—	—
Hampshire Designers, Inc.

Marc Abramson	2005	580,000	200,000	145,627	(5)	—	—
President and Chief	2004	580,000	—	154,459	(5)	—	—
Executive Officer,	2003	580,000	—	139,871	(5)	—	—
Item Eyes, Inc.

Jeffrey Meier	2005	250,000	137,135	454,200	(6)	—	—
Vice President Global	2004	185,824	187,500	—		—	—
Sourcing	2003	—	—	—		—	—

(1)	Pursuant to the terms of a deferred compensation plan, Mr. Kuttner was awarded interest on deferred compensation of $23,942 for the year ended 2005, Mr. Kuttner was awarded a special bonus of $240,000 and $8,400 was contributed on behalf of Mr. Kuttner to the Hampshire Group, Limited 401(k) Retirement Savings Plan.

(2)	Pursuant to the terms of a deferred compensation plan, Mr. Kuttner was awarded a contribution of $300,000 for the year ended 2005.

(3)	Mr. Warsaw retired effective December 31, 2005; but pursuant to the terms of his employment agreement, he was to be paid the amount of $1,450,000 of deferred compensation over a three-year period commencing January 2006. The 2006 initial payment was not compliant with Internal Revenue Code Section 409(A). This violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. During 2006, the Board of Directors approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.

(4)	Represents contributions on behalf of the executive to the Hampshire Group, Limited 401(k) Retirement Savings Plan.

(5)	Mr. Abramson had $145,627, $154,459, and $139,871 in personal expenses paid on his behalf for 2005, 2004, and 2003, respectively.

(6)	Mr. Meier was paid a special bonus of $400,000 and earned an additional bonus of $50,000 in 2005. In addition, $4,200 was contributed on behalf of Mr. Meier to the Hampshire Group, Limited 401(k) Retirement Savings Plan.

EMPLOYMENT AGREEMENTS
LUDWIG KUTTNER has an employment agreement with the Company as of January 1, 2005, which provides for an annual salary of $600,000, annual incentive compensation based on a bonus plan approved for senior management of the Company and an annual deferred compensation payment of $550,000, as amended. The employment agreement may be terminated by the Company at any time. If the Company terminates the employment agreement without cause, Mr. Kuttner would receive a termination payment equal to three times his average annual compensation for the five calendar years proceeding the year in which the termination occurs, paid in 36 equal monthly installments. Mr. Kuttner may terminate the employment agreement upon six month’s written notice.
Mr. Kuttner would receive the termination payment defined above, payable in a lump sum, if he terminates his employment within 180 days after a change of control, which would include a merger where the Company did not survive, a sale by the Company of substantially all of its assets, or the election of a majority of the directors who had not been nominated by the existing board of directors, and fifty percent of the termination payment if he terminates his employment with six months notice. Mr. Kuttner’s spouse, or his designated beneficiary would receive an amount equal to the termination payment if he were to die while employed by the Company, plus the proceeds of a $3 million life insurance policy. The Company carries insurance on the life of Mr. Kuttner to cover such contingency.
EUGENE WARSAW retired December 31, 2005. His employment agreement provided for the payment of post retirement benefits in the amount of $1,450,000, plus accrued interest thereon, payable over three years commencing 2006. The 2006 initial payment did not comply with Internal Revenue Code Section 409(A). This violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. During 2006, the Board of Directors approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.
MICHAEL S. CULANG has an employment agreement with Hampshire Designers, Inc. as of January 1, 2006, which provides for an annual salary of $600,000 and an incentive bonus based on the adjusted pre-tax income of Hampshire Designers, Inc. The employment agreement may be terminated by the Company at any time upon six month’s written notice or by the executive upon three month’s written notice.
MARC ABRAMSON has an employment agreement with Item-Eyes, Inc. through December 31, 2008, which provides for an annual salary of $680,000 and an incentive bonus based on the adjusted pre-tax income of Item-Eyes, Inc. The employment agreement may be terminated by the Company at any time upon payment of twelve month’s salary of the executive.
The following table sets forth information regarding the exercise of options during 2005 and the number and value of unexercised options held at year-end by each of the Named Executive Officers.
AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
AND DECEMBER 31, 2005 OPTION VALUES

			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	the-Money Options at
	Number of Shares		Options at 12/31/05	12/31/05
Name	Acquired on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Ludwig Kuttner	—	$—	14,784/872	$353,338/$20,841
Marc Abramson	20,000	237,000	—	—
(1) The averages of the closing bid and ask price of the Company’s Common Stock as reported by the Nasdaq National Market on December 31, 2005 was $23.90.
No stock option awards were granted during 2005 to any of the Named Executive Officers.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management and related stockholder matters required to be presented in Item 12 is incorporated herein by reference to our 2006 Proxy Statement except for the information required by Item 201(d) of Regulation S-K is set forth below.
The following table provides information as of December 31, 2005, with respect to shares of our common stock that may be issued under equity compensation plans.
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	19,184	$4.71	809,802

Equity Compensation Plans Not Approved by Stockholders	None	N/A	None

Total	19,184	$4.71	809,802

ITEM 13. Certain Relationships and Related Transactions.
The information required to be presented in Item 13 is presented in Note 13 of Item 8. of Amendment No. 1.
ITEM 14. Principal Accountant Fees and Services.
The information regarding accounting fees and services of the principal auditors to be presented in Item 14 is hereby incorporated by reference to our 2006 Proxy Statement.

PART IV.
ITEM 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
1. Financial Statements:
The following consolidated financial statements of Hampshire Group, Limited for the three years ended December 31, 2005 are submitted in Part II, Item 8 of this report:
2. Financial Statement Schedules:
The following consolidated financial statement schedule of Hampshire Group, Limited. is included in Item 15(c):
II — Valuation and Qualifying Accounts and Reserves (restated)
All schedules for which provision is made in the applicable accounting regulation of the SEC, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.
3. Exhibits:
3.0 Certificate of Incorporation of Hampshire Group, Limited1
3.1 Certificate of Amendment and Restatement of the Certificate of Incorporation of Hampshire Group, Limited1
3.2 Amended and Restated By-Laws of Hampshire Group, Limited1
10.1* Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan1
10.2* Form of Hampshire Group, Limited Stock Option Plan Amended and Restated effective June 7, 19951
10.3* Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives Amended June 7, 19951
10.4* Employment Agreement between Hampshire Group, Limited and Ludwig Kuttner dated as of January 1, 20051
10.5* Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 20003
10.12 Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 20031
10.13 Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated December 29, 20041
10.14 Amendment No. 2 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated November 10, 20052
10.15 Lease Agreement between CK Holdings LLC and Hampshire Designers, Inc., dated as of March 20, 20062

11.0 Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 16 to the Consolidated Financial Statements included in Part II Item 8 of this report)
14.1 Code of Ethics and Business Conduct1
14.2 Complaint Procedures for Accounting and Audit Matters1
21.1 Subsidiaries of the Company
23.1 Consent of Deloitte & Touche LLP
31.1 Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Company compensatory plan or management contract.

1.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

2.	Incorporated by reference to the Company’s Amendment No. 1

3.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005

Hampshire Group, Limited	Schedule II
(a) Allowance for Doubtful Accounts, Allowance for Returns and Adjustments, Allowance for Inventory Reserves, and Deferred Tax Valuation Allowances, as restated.

	Balance at			Balance at
	Beginning of	Charged to Costs		End of
(In thousands)	Year	and Expenses	Deductions	Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$450	$(57)	$56	$337

Year ended December 31, 2004	$337	$12	$74	$275

Year ended December 31, 2005	$275	$60	$(57)	$392

Allowance for returns and adjustments:
Year ended December 31, 2003	$13,910	$29,559	$27,019	$16,450

Year ended December 31, 2004	$16,450	$24,444	$25,462	$15,432

Year ended December 31, 2005	$15,432	$35,000	$34,162	$16,270

Allowance for inventory reserves:
Year ended December 31, 2003	$3,298	$8,542	$7,473	$4,367

Year ended December 31, 2004	$4,367	$8,204	$10,531	$2,040

Year ended December 31, 2005	$2,040	$9,144	$7,727	$3,457

Deferred tax valuation allowances:
Year ended December 31, 2003	$158	$100	$—	$258

Year ended December 31, 2004	$258	$185	$—	$443

Year ended December 31, 2005	$443	$329	$—	$772

(b) None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: May 31, 2007	By:	/s/ Michael S. Culang
Michael S. Culang
Interim Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Michael S. Culang and Jonathan W. Norwood and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on May 31, 2007.

Signature	Title

/s/ Michael C. Jackson	Chairman of the Board

Michael C. Jackson

/s/ Jonathan W. Norwood	Vice President and Chief Financial Officer

Jonathan W. Norwood	(principal financial and accounting officer)

/s/ Joel Goldberg	Director

Joel Goldberg

Ludwig Kuttner	Director

/s/ Harvey L. Sperry	Director

Harvey L. Sperry

/s/ Irwin W. Winter	Director

Irwin W. Winter

EXHIBIT INDEX
21.1 Subsidiaries of the Company
23.1 Consent of Deloitte & Touche LLP
31.1 Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002