Form 10-Q/A
period 2006-04-01
HAMPSHIRE GROUP LTD
filed 2007-08-09
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0967107 (I.R.S. Employer Identification No.)

1924 Pearman Dairy Road Anderson, South Carolina (Address of principal executive offices)	29625-1303 (Zip Code)
(864) 231-1200
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of May 5, 2006: 7,849,405

EXPLANATORY STATEMENT TO FORM 10-Q AMENDMENT NO. 2 – 10-Q/A – (Restatement)
Hampshire Group, Limited (the “Company” or “Hampshire Group”) is amending its Quarterly Report on Form 10-Q for the three months ended April 1, 2006, originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2006 (the “Original Filing”), and amended by Amendment No. 1 (as amended, the “Prior Filing”) filed with the SEC on June 2, 2006, to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the fiscal quarters ended April 1, 2006, and April 2, 2005 and certain other matters outlined below.
The restatements principally relate to an investigation initiated on June 22, 2006 by the Audit Committee of the Board of Directors of the Company (the “Audit Committee Investigation”). The Audit Committee Investigation examined issues related to, among other things, the misuse and misappropriation of the Company’s assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, and financial reporting and accounting for expense reimbursements. The Company previously announced that, based on the findings of the Audit Committee Investigation, the Company would restate its financial statements for the years 2003 through 2005 as well as for the quarter ended April 1, 2006. The Company determined that restatements were necessary to correct errors related to income tax expenses, tax contingency accruals, non-accountable plan expense reimbursements for certain employees, acquisition accounting, accrual adjustments, and certain executive benefit plans accounting.
For more information regarding the proceedings of the Audit Committee Investigation and the restatement, see PART 1, Item 1, Financial Statements, Notes 2 and 9, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters of this report, as well as the Explanatory Statement to Form 10-K Amendment No. 1 – 10K/A – (Restatement) at the beginning of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on May 31, 2007, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters of that report.
The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (“Amendment No. 2”) to reflect the restatement of the Company’s financial statements for the fiscal quarters ending April 1, 2006 and April 2, 2005 and as of the fiscal year ended December 31, 2005. Other than our amended Form 10-K for the year ended December 31, 2005, previously filed annual reports on Form 10-K, quarterly reports on Form 10-Q, earnings press releases and all similar communications for the restated periods will not be amended and should not be relied upon. Accordingly, the consolidated financial statements, reports of the Company’s Independent Registered Public Accounting Firm, and related financial information contained in all such previously filed reports should not be relied upon. The following items have been modified in this Amendment No. 2:
•	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

•	Part I, Item 1. Financial Statements.

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

•	Part I, Item 4. Controls and Procedures.

•	Part II, Item 1. Legal Proceedings.

•	Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

•	Part II, Item 3. Defaults Upon Senior Securities.

•	Part II, Item 6. Exhibits.
This Amendment No. 2 does not modify or update disclosures presented in the Prior Filing, except for the Items set forth above. For the convenience of the reader, this Amendment No. 2 sets forth the Prior Filing in its entirety, as amended by this Amendment No. 2. This Amendment No. 2 speaks as of the filing date of the Original Filing, and does not modify disclosures in the Original Filing, including the nature and character of such disclosures, to reflect events occurring or items discovered after May 9, 2006, except for disclosures that reflect the restatements and that update certain disclosures affected by events related to the restatements. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to May 9, 2006, including any amendments to those filings as described above.
Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q/A
For the Quarterly Period Ended April 1, 2006

i

“SAFE HARBOR” STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Amendment No. 2, as well as those made in other filings with the SEC.
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Amendment No. 2 and under Risk Factors set forth in Part I, Item 1A of our Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2005.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Unless they are specifically otherwise stated to be made as of a different date, any forward-looking statement made by us in this Amendment No. 2 are made as of, and speak on as of, May 9, 2006, the filing date of the Original Filing.
As used herein, except as otherwise indicated by the context, the terms “Hampshire” and “Company” are used to refer to Hampshire Group, Limited and its wholly-owned subsidiaries.

ii

PART I. FINANICIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	(Restated,
	see Note 2)
(In thousands, except par value and share data)	April 1, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$30,599	$65,791
Short-term investments	10,029	10,054
Accounts receivable, net	48,604	27,997
Other receivables	2,443	864
Inventories, net	19,935	13,960
Deferred tax assets	7,599	9,468
Other current assets	1,424	1,121

Total current assets	120,633	129,255
Fixed assets, net	2,116	2,056
Goodwill	8,392	8,392
Deferred compensation funds invested in trading securities	2,824	2,243
Other assets	3,656	568

Total assets	$137,621	$142,514

Current liabilities:
Current portion of long-term debt	$46	$46
Accounts payable	9,930	9,337
Accrued expenses and other liabilities	21,605	27,142

Total current liabilities	31,581	36,525

Long-term debt less current portion	50	61
Deferred tax liabilities	—	198
Deferred compensation	3,529	2,765

Total liabilities	35,160	39,549

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at April 1, 2006 and December 31, 2005	824	824
Additional paid-in capital	35,038	34,824
Retained earnings	74,998	75,481
Treasury stock, 381,279 shares and 370,679 shares at cost at April 1, 2006 and December 31, 2005, respectively	(8,399)	(8,164)

Total stockholders’ equity	102,461	102,965

Total liabilities and stockholders’ equity	$137,621	$142,514

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended
	(Restated,	(Restated,
	see Note 2)	see Note 2)
(In thousands, except per share data)	April 1, 2006	April 2, 2005

Net sales	$67,488	$58,077
Cost of goods sold	51,749	43,726

Gross profit	15,739	14,351

Selling, general, and administrative expenses	17,448	13,533

Income (loss) from operations	(1,709)	818
Other income (expense):
Interest income	542	388
Interest expense	(18)	(147)
Other, net	141	13

Income (loss) before income taxes	(1,044)	1,072
Provision (benefit) for income taxes	(631)	440

Net income (loss)	$(413)	$632

Net income (loss) per share:
Basic	$(0.05)	$0.08

Diluted	$(0.05)	$0.08

Weighted average number of shares outstanding: (1)
Basic weighted average number of common shares outstanding	7,869	8,206

Diluted weighted average number of common shares outstanding	7,869	8,230

(1)	Weighted average number of shares outstanding and net income (loss) per share reflects the two-for-one stock split effective June 28, 2005.
See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	(Restated,	(Restated,
	see Note 2)	see Note 2)
(In thousands)	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net (loss) income	$(413)	$632
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	413	230
Loss (gain) on disposition of fixed assets	14	—
Deferred income tax (benefit) provision, net	1,671	3,537
Deferred compensation expense, net	614	171
Tax benefit of stock options exercised	214	317
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(11,231)	(3,513)
Inventories, net	3,725	(1,658)
Other assets	(625)	(133)
Current liabilities	(13,907)	(6,610)

Net cash provided by (used in) operating activities	(19,525)	(7,027)

Cash flows from investing activities:
Purchases of short-term investments	—	(27,427)
Proceeds from the sale of short-term investments	25	30,056
Purchase of securities for deferred compensation	(431)	(402)
Cash used for business acquisition, net of cash acquired	(1,990)	—
Capital expenditures	(180)	(374)

Net cash provided by (used in) investing activities	(2,576)	1,853

Cash flows from financing activities:
Advances repaid to factor	(12,775)	—
Purchase of treasury stock, net	(331)	(252)
Repayment of long-term debt	(11)	(15)
Proceeds from issuance of stock under the Company stock plans	26	118

Net cash provided by (used in) financing activities	(13,091)	(149)

Net increase (decrease) in cash and cash equivalents	(35,192)	(5,323)

Cash and cash equivalents at beginning of period	65,791	31,214

Cash and cash equivalents at end of period	$30,599	$25,891

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,289	$3,793
Interest	15	1
See accompanying notes to the financial statements.

Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the restated audited financial statements included in the Company’s Form 10-K/A Amendment No. 1 (“Form 10-K/A”) for the fiscal year ended December 31, 2005. The December 31, 2005 financial information was derived from Form 10-K/A.
The information included herein is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2006, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In addition, the Company’s revenues are usually highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but approximately 70% of its annual sales historically occur in the third and fourth quarters, primarily due the large concentration of sweaters in the product mix and seasonality of the apparel industry in general.
Stock Options
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“FAS”) No. 123(R), “Share-Based Payment” (“FAS 123R”). This Statement is a revision of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. FAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. FAS No. 123(R) was effective for interim or annual reporting periods beginning on or after January 1, 2006. The Company recorded no expense related to FAS No. 123(R) as there were no options granted to employees during the quarter ended April 1, 2006 or the years ended December 31, 2005 and 2004 and 2,000 options were granted during the year ended December 31, 2003. The expense for previously granted unvested options during the quarter ended April 1, 2006 was immaterial to the Company’s financial position, results of operations, and cash flows.
Recent Accounting Standards
In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, APB Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements.
In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP No. 123(R)-3”) FSP No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company adopted FSP No. 123(R)-3 in the first quarter of 2006 and implemented the method contained in the original announcement and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2 – Restatement of Previously Issued Financial Statements
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors (“Audit Committee”) commenced an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management. The Audit Committee retained external legal counsel to conduct the investigation. Pending the outcome of the investigation, the Board of Directors (“Board”) placed Ludwig Kuttner, the Company’s Chief Executive Officer; Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer; Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer; and two personal assistants on administrative leave.
On September 25, 2006, the Company announced that it had terminated the employment of Mr. Kuttner as a result of findings that, among other things, indicated Mr. Kuttner had submitted expense reports to the Company for approximately $1,450,000 covering approximately 10 years, a substantial portion of which were fraudulent or not substantiated in accordance with Company policy. Approximately $2,000, $901,000, and $173,000 were submitted and reimbursed in fiscal years 2005, 2004, and 2003, respectively. The Board also terminated the employment of Mr. Clayton on that date.
On October 30, 2006, the Board established an Executive Committee consisting of all directors other than Mr. Kuttner, and granted the Executive Committee all of the powers of the Board, except as limited by law.
As part of the Audit Committee Investigation, the Company also undertook a review of its accounting and disclosure policies and internal controls. On December 13, 2006, the Company announced that, among other things, it would restate annual financial statements for the years 2003 through 2005 as well as for the fiscal quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. On December 31, 2006, the Company terminated the employment of the Company’s Vice President of Finance and Principal Accounting Officer and the two personal assistants placed on administrative leave on June 22, 2006. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2005 to, among other things, restate its financial statements for the three years then ended.
Restatement Adjustments for the Quarters Ended April 1, 2006 and April 2, 2005
Allowances
The investigation included a review of the Company’s sales allowances and determined that there were computational errors with respect to sales allowances that understated net sales prior to fiscal year 2006 by approximately $443,000, which were corrected in the 2005 Form 10-K/A filing. The allowances were originally corrected in error in the initial Form 10-Q filing for the quarter ended April 1, 2006. As a result of the restatement of the quarter ended April 1, 2006, sales allowances were increased by approximately $443,000, resulting in a corresponding decrease in net sales of approximately $443,000. The Company also determined that the sales allowances for Shane Hunter, acquired during the quarter ended April 1, 2006 (See Note 8 – Acquisition for discussion of this transaction), were understated by approximately $180,000 for sales activity during the first quarter of 2006. The adjustments resulted in a net reduction of net sales of approximately $623,000 in the quarter ended April 1, 2006.
The Company determined that the allowance for doubtful accounts was overstated and decreased selling, general, and administrative expenses by approximately $275,000 in the quarter ended April 1, 2006.
Inventory
The investigation included a review of the Company’s inventory and determined that acquired Shane Hunter work in process inventories were improperly computed and overstated cost of goods sold. Purchase accounting inventory balances were restated and cost of goods sold was reduced by approximately $129,000 in the quarter ended April 1, 2006.
Tax (non-income) Liabilities
The improperly reimbursed expense reports of Mr. Kuttner brought about the review of expense reimbursements to other employees, and the Company determined that certain expenses were not a part of an accountable plan under Internal Revenue Service (“IRS”) regulations and that the Company would likely incur tax liabilities related to payroll tax withholdings. Employee benefit plans were reviewed as part of the investigation and determined that certain employee deferred compensation plans may not have met regulatory criteria and that the Company would likely incur tax liabilities related to payroll tax withholdings. In addition, certain other non-income tax liabilities were identified as part of the investigation.

Selling, general, and administrative expenses as a result of the findings increased approximately $106,000 and $157,000 for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively.
Expense Accruals
The investigation included the review of expense recognition and the corresponding accrued liabilities. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Selling, general, and administrative expenses as a result of the findings increased approximately $96,000 and $19,000 for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively. Deferred compensation was also improperly recorded, understating selling, general, and administrative expenses and other income by approximately $149,000 in the quarter ended April 1, 2006. Vendor rebates on accessories for $101,000 were improperly recognized as a reduction of selling, general, and administrative expense during the quarter ended April 1, 2006.
Acquisition Accounting
During the investigation, acquisition accounting was reviewed. Intangible assets associated with acquisitions were not properly capitalized. The acquisition accounting for Shane Hunter was in error, resulting in a reduction of approximately $2,000 in cost of sales and an increase of $206,000 in selling, general, and administrative expenses during the fiscal quarter ended April 1, 2006. The Company also reviewed the estimated life of the definite lived intangible asset acquired in the acquisition of David Brooks in October, 2005 and determined that its useful life was in error, which resulted in approximately $17,000 of additional selling, general, and administrative amortization expense in the fiscal quarter ended April 1, 2006. In addition, balance sheet acquisition accounting adjustments were made to accounts receivable, inventories, intangible assets, accounts payable, and accrued expenses and other liabilities as described in the table below in this Note 2 that sets forth the restatement adjustments to the unaudited condensed consolidated balance sheet as of April 1, 2006.
Income Taxes
Tax benefits related to the pre-tax adjustments were approximately $506,000 and $60,000 for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively.
Restatement Adjustments Impact to Net Income (Loss)
The total adjustments to net income as a result of the findings increased the net loss by approximately $237,000 or $0.03 per basic and diluted share for the fiscal quarter ended April 1, 2006 and reduced the net income by approximately $116,000 or $0.01 per basic and diluted share for the fiscal quarter ended April 2, 2005.

Unaudited Condensed Consolidated Statements of Operations Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of operations for the quarter ending April 1, 2006:

	As Previously	Restatement
(In thousands, except per share data)	Reported	Adjustments	Restated

Net sales	$68,111	$(623)	$67,488
Cost of goods sold	51,880	(131)	51,749

Gross profit	16,231	(492)	15,739
Selling, general, and administrative expenses	17,048	400	17,448

Loss from operations	(817)	(892)	(1,709)
Other income (expense):
Interest income	542	—	542
Interest expense	(18)	—	(18)
Other, net	(8)	149	141

Loss before income taxes	(301)	(743)	(1,044)
Benefit for income taxes	(125)	(506)	(631)

Net loss	$(176)	$(237)	$(413)

Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.05)

Diluted	$(0.02)	$(0.03)	$(0.05)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding (a)	7,871	(2)	7,869

Diluted weighted average number of common shares outstanding (a)	7,871	(2)	7,869

The Company changed share amounts as described in the following note:

(a)	The basic and diluted weighted average number of common shares outstanding have been reduced by approximately 2,000 shares to correct an error in the amounts previously reported.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of operations for the period ending April 2, 2005:

	As Previously	Restatement
(In thousands, except per share data)	Reported	Adjustments	Restated
Net sales	$58,077	$—	$58,077
Cost of goods sold	43,726	—	43,726

Gross profit	14,351	—	14,351
Selling, general, and administrative expenses	13,357	176	13,533

Income from operations	994	(176)	818
Other income (expense):
Interest income	388	—	388
Interest expense	(147)	—	(147)
Other, net	13	—	13

Income before income taxes	1,248	(176)	1,072
Provision for income taxes	500	(60)	440

Net income	$748	$(116)	$632

Net income per share:
Basic	$0.09	$(0.01)	$0.08

Diluted	$0.09	$(0.01)	$0.08

Weighted average number of shares outstanding: (a)
Basic weighted average number of common shares outstanding	8,206	—	8,206

Diluted weighted average number of common shares outstanding (b)	8,250	(20)	8,230

The Company changed share amounts, as described in the following notes:

(a)	Weighted average number of shares outstanding and net income per share reflects the two-for-one stock split effective June 28, 2005.

(b)	Approximately 39,100 options that expired in May of 2004 were improperly included as part of the diluted weighted average number of common shares outstanding.

Unaudited Condensed Consolidated Balance Sheet Adjustments
The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated balance sheet as of April 1, 2006:

		Restatement Adjustments
	As Previously	Form 10-K/A	Quarter Ended
(In thousands)	Reported	December 31, 2005	April 1, 2006		Restated
		(a)	(b)
Assets:
Cash and cash equivalents	$30,599	$—	$—		$30,599
Short-term investments	10,029	—	—		10,029
Accounts receivable, net	48,635	443	(474)		48,604
Other receivables	1,443	17	983		2,443
Inventories, net	20,395	—	(460)		19,935
Deferred tax assets	—	2,574	5,025	(c)	7,599
Other current assets	8,752	—	(7,328)	(d)	1,424

Total current assets	119,853	3,034	(2,254)		120,633
Fixed assets, net	2,116	—	—		2,116
Goodwill	8,020	372	—		8,392
Deferred compensation funds invested in trading securities	2,824	—	—		2,824
Other assets	2,963	(1,317)	2,010		3,656

Total assets	$135,776	$2,089	$(244)		$137,621

Liabilities:
Current portion of long-term debt	$46	$—	$—		$46
Accounts payable	9,886	—	44		9,930
Accrued expenses and other liabilities	12,229	9,827	(451)		21,605

Total current liabilities	22,161	9,827	(407)		31,581

Long-term debt less current portion	50	—	—		50
Deferred tax liabilities, net	—	198	(198)		—
Deferred compensation	3,941	(993)	581	(e)	3,529

Total liabilities	26,152	9,032	(24)		35,160

Commitments and contingencies	—	—	—		—
Stockholders’ equity:
Preferred stock	—	—	—		—
Common stock	824	—	—		824
Additional paid-in capital	34,266	755	17		35,038
Retained earnings	82,933	(7,698)	(237)		74,998
Treasury stock	(8,399)	—	—		(8,399)

Total stockholders’ equity	109,624	(6,943)	(220)		102,461

Total liabilities and shareholders’ equity	$135,776	$2,089	$(244)		$137,621

The Company also adjusted certain 2006 financial statement amounts as described in the following notes:

(a)	This column reflects balance sheet restatement adjustments resulting from periods prior to the quarter ended April 1, 2006. These restatement adjustments were recorded in the Company’s restated financial statements for the period ended December 31, 2005 and affect the Company’s restated balance sheet as of April 1, 2006. For additional information on the restatement adjustments affecting the restated April 1, 2006 balance sheet, see our Form 10-K/A for the period ended December 31, 2005 filed on May 31, 2007.

(b)	This column reflects balance sheet restatement adjustments associated with the quarter ended April 1, 2006.

(c)	Deferred tax assets of $7,177 were reclassified into a separate balance sheet line item to conform to the 2005 10-K/A presentation and were adjusted to reflect the tax effect of the restatement adjustments;

(d)	Other current assets decreased by the reclassification of current deferred taxes of $7,177 into a separate balance sheet line item to conform to the 2005 10-K/A presentation and by an acquisition adjustment; and,

(e)	Deferred compensation was reclassified to a current liability to conform to the 2005 10-K/A presentation.

Unaudited Condensed Consolidated Statements of Cash Flows Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of cash flows for the period ending April 1, 2006:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$(176)	$(237)	$(413)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298	115	413
Loss on sale of fixed assets (a)	—	14	14
Deferred income tax benefit (a)	—	1,671	1,671
Deferred compensation expense, net	34	580	614
Tax benefit of stock options exercised (a)	—	214	214
Changes in operating assets and liabilities:
Receivables, net	(10,594)	(637)	(11,231)
Inventories, net	3,757	(32)	3,725
Other assets	38	(663)	(625)
Current liabilities (a)	(12,786)	(1,121)	(13,907)

Net cash provided by (used in) operating activities	(19,429)	(96)	(19,525)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	25	—	25
Purchase of securities in deferred compensation fund	(432)	1	(431)
Cash used for business acquisition, net of cash acquired (b)	(2,099)	109	(1,990)
Capital expenditures (a)	(166)	(14)	(180)

Net cash provided by (used in) investing activities	(2,672)	96	(2,576)

Cash flows from financing activities:
Advances repaid to factor	(12,775)	—	(12,775)
Purchase of treasury stock, net	(331)	—	(331)
Repayment of long-term debt	(11)	—	(11)
Proceeds from issuance of treasury stock	26	—	26

Net cash provided by (used in) financing activities	(13,091)	—	(13,091)

Net increase (decrease) in cash and cash equivalents	(35,192)	—	(35,192)
Cash and cash equivalents at beginning of period	65,791	—	65,791

Cash and cash equivalents at end of period	$30,599	$—	$30,599

The Company also changed certain financial statement amounts as described in the following notes:

(a)	Reclassifications made to correct for items previously shown on a net basis.

(b)	The acquisition accounting for Shane Hunter was corrected, resulting in a reduction of the purchase price.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of cash flows for the period ending April 2, 2005:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$748	$(116)	$632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	—	230
Deferred income tax provision (b)	—	3,537	3,537
Deferred compensation expense, net	171	—	171
Tax benefit of stock options exercised (a)	—	317	317
Changes in operating assets and liabilities:
Receivables, net (b)	(300)	(3,213)	(3,513)
Inventories, net	(1,658)	—	(1,658)
Other assets	(133)	—	(133)
Current liabilities (a)	(6,085)	(525)	(6,610)

Net cash provided by (used in) operating activities	(7,027)	—	(7,027)

Cash flows from investing activities:
Purchases from the sale of short-term investments	(27,427)	—	(27,427)
Proceeds of short-term investments	30,056	—	30,056
Purchase of securities in deferred compensation fund	(402)	—	(402)
Capital expenditures	(374)	—	(374)

Net cash provided by (used in) investing activities	1,853	—	1,853

Cash flows from financing activities:
Purchase of treasury stock, net	(252)	—	(252)
Repayment of long-term debt	(15)	—	(15)
Proceeds from issuance of treasury stock	118	—	118

Net cash provided by (used in) financing activities	(149)	—	(149)

Net increase (decrease) in cash and cash equivalents	(5,323)	—	(5,323)
Cash and cash equivalents at beginning of period	31,214	—	31,214

Cash and cash equivalents at end of period	$25,891	$—	$25,891

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts as described in the following notes:

(a)	Reclassifications made to correct for items previously shown on a net basis.

(b)	Adjustments to correct the period end income tax refunds receivable balance and deferred tax assets balance.

Note 3 – Inventories
Inventories consist of the following:

(In thousands)	April 1, 2006	December 31, 2005
Finished goods	$20,733	$17,347
Work-in-process	1,928	—
Raw materials and supplies	1,130	70

Total cost	23,791	17,417
Less: reserves	(3,856)	(3,457)

Inventory, net	$19,935	$13,960

Note 4 – Revolving Credit Facility
The Company has a Revolving Credit Agreement (“Credit Facility”) with six participating commercial banks. The Credit Facility, which matures on December 31, 2007 (See Note 9 – Subsequent Events), provides for secured borrowings up to $100,000,000 in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (1) $100,000,000 less outstanding letters of credit; or (2) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits), 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, and cash on deposit in a pledged account, if any.
Advances under the Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At April 1, 2006, the Company had no outstanding borrowings and $52,400,000 outstanding under letters of credit under its revolving line of credit. At April 1, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $20,900,000.
The Credit Facility contains financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio, limits capital expenditures, and restricted payments to a specified maximum amount, and requires the Company to provide periodic financial statements to the banks. The repurchase of the Company’s common stock is limited to an aggregate of $10,000,000. As of April 1, 2006, the Company was in compliance with the financial performance covenants and restrictions. See Note 9 – Subsequent Events regarding covenant waivers.
Note 5 – Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income or loss) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares(1)	Amount
Three months ended April 1, 2006:
Basic net loss	$(413)	7,869	$(0.05)
Effect of dilutive securities: stock options	—	—	—

Diluted net loss	$(413)	7,869	$(0.05)

Three months ended April 2, 2005:
Basic net income	$632	8,206	$0.08
Effect of dilutive securities: stock options	—	24	—

Diluted net income	$632	8,230	$0.08

(1)	The number of shares of common stock and per share income has been adjusted for the two-for-one stock split effective June 28, 2005.
Anti-dilutive stock options totaling 14,784 shares were excluded from the diluted net loss per share calculations for the quarter ended April 1, 2006.

Note 6 – Stock Split
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
Note 7 — Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7,515,000 during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. At April 1, 2006, these matters remain unresolved.
The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the reserve established for supplier disputes. If the Company determined that this reserve was no longer needed and was released, the bonus payments could be as much as $1,000,000.
In addition, see Note 9 for a description of litigation and certain related matters.
Note 8 – Acquisition
On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, purchased substantially all of the net assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $1,991,000. SH Holding Company changed its name to Shane Hunter, Inc. (“Shane Hunter”). Shane Hunter is based in San Francisco, California and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents and are responsible for the operation of the business. The estimated fair market values of assets acquired and liabilities assumed were as follows:

(In thousands)	January 5, 2006
Assets
Cash and cash equivalents	$1
Accounts receivable, net	10,955
Inventories, net	9,700
Other current assets	802
Fixed assets	123
Identified intangibles (1)	2,148

Total assets acquired	$23,729

Liabilities
Advances due factor	$12,775
Accounts payable	8,096
Accrued expenses and other liabilities	867

Total liabilities assumed	$21,738

Purchase price (net assets acquired)	$1,991

(1)	The identified intangibles relate primarily to non-competition agreements, which will be amortized over six years.

Note 9 — Subsequent Events
Audit Committee Investigation and Related Matters
On June 22, 2006, the Company announced that the Audit Committee of its Board commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting and accounting for expense reimbursements, in each case involving certain members of the Company’s management. The Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the Board placed Ludwig Kuttner, the Company’s Chief Executive Officer, Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer, Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer, and two personal assistants on administrative leave.
On July 18, 2006, a shareholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Mr. Clark and directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding former executive Charles Clayton as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants motions and dismissed the suit. The plaintiff had 30 days to appeal the court’s decision. No appeal was taken. On May 27, 2007, the plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days. The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.
On August 9, 2006, the Company announced that it intended to defer filing its Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 with the SEC as a result of the pending investigation. On August 17, 2006 the Company announced that it received a notification from The Nasdaq Global Market indicating that due to the Company’s failure to file its Quarterly Report on a timely basis, the Company’s common stock was subject to delisting from the Nasdaq Global Market.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that the suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit and continued health, dental and life insurance coverage in the aggregate amount of $7,500,000. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of duty of loyalty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses, and net gain on stock sales. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims.
On September 25, 2006, the Company announced that it had terminated the employment of Mr. Kuttner as a result of findings that, among other things, indicated Mr. Kuttner had submitted expense reports to the Company for approximately $1,450,000 covering approximately 10 years, a substantial portion of which were fraudulent or not substantiated in accordance with Company policy. The Board also terminated the employment of Mr. Clayton on that date.
On October 30, 2006, the Board established an Executive Committee consisting of all directors other than Mr. Kuttner, and granted the Executive Committee all of the powers of the Board, except as limited by law.
On December 13, 2006, the Company announced that it would restate the annual and quarterly financial statements for the years 2003 through 2005 as well as for the fiscal quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. On December 31, 2006, the Company terminated the employment of the Company’s Vice President of Finance and Principal Accounting Officer and the two personal assistants placed on administrative leave on June 22, 2006.
As a part of the restatement, the Company identified issues with its deferred compensation plans that require remediation. The Company will take remediation steps during 2007 regarding the deferred compensation plans of Mr. Kuttner and Mr.

Clayton, which may include acceleration in payment of the deferred compensation plans. As a part of this remediation plan, the Company was required to accelerate the payment of the entire balance of Eugene Warsaw’s deferred compensation plan during 2006 due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. Mr. Warsaw is a former Chief Executive Officer of a subsidiary of the Company. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. During December of 2006, the Board approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.
On January 17, 2007, the Company announced that its common stock would be delisted from the Nasdaq Global Market, effective January 19, 2007, as a result of the Company’s failure to file its Quarterly Reports on Form 10-Q. There is no longer an established public trading market for our common stock. The Company’s common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK.” The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.
In February of 2007, the Company entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve income nexus tax liabilities. The total amount of these settlements was approximately $805,000 including interest.
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated its financial statements for the fiscal years ended December 31, 2005, 2004 and 2003.
As of July 25, 2007, the Company entered into Waiver to Credit Agreement (the “Waiver”) with respect to that certain Credit Agreement and Guaranty (the “Credit Facility”), dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, and July 11, 2007, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the banks, and the banks named therein (the “Banks”). Pursuant to the Waiver the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements according to the following schedule:

Report For Period Ended	Extended Delivery Date
April 1, 2006 (Restated)	August 15, 2007
July 1, 2006	August 15, 2007
September 30, 2006	August 15, 2007
December 31, 2006	August 31, 2007
March 31, 2007	September 28, 2007
June 30, 2007	October 31, 2007
In addition, to the extent a breach of a representation or other term of the Credit Facility is caused by the restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements are delivered in accordance with the rescheduled requirements and that the restated financial statements do not demonstrate non-compliance with any financial covenant as of any quarter-end test date occurring subsequent to June 29, 2006. The Company was in compliance with financial covenants related to financial statements for quarter-end test dates subsequent to June 29, 2006.
The SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”) are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating with both the investigations of the SEC and U.S. Attorney’s Office. As of July 1, 2007, the Company had incurred fees and expenses of approximately $9,626,000 in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company cannot predict the total cost but believes that future costs may be material.
Other Matters
On April 26, 2006, the Board of the Company approved the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock through open market or privately negotiated transactions over an indefinite period. The Company suspended purchases under this plan upon the commencement of the Audit Committee Investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed elsewhere in this report. This discussion should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2005 under Item 1A — Risk Factors, and include the following risk factors:
•	Decreases in business from or the loss of any one of our key customers;

•	Financial instability experienced by our customers;

•	Loss or inability to renew certain licenses;

•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retails and consumers;

•	Use of foreign suppliers for raw materials and manufacture of our products;

•	Failure of our manufacturers to use acceptable ethical business practices;

•	Failure to deliver quality products in a timely manner;

•	Problems with our distribution system and our ability to deliver products;

•	Labor disruptions at port or our suppliers or manufacturers or distribution facilities;

•	Chargebacks and margin support payments;

•	Failure, inadequacy, interruption or security lapse of our information technology;

•	Failure to compete successfully in a highly competitive and fragmented industry;

•	Challenges integrating the David Brooks, Shane Hunter, and Marisa Christina businesses or any other businesses we may acquire;

•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;

•	Ownership of a significant portion of our common stock by Mr. Kuttner could determine the outcome of matters presented to stockholders for approval;

•	Future defaults under our credit facility;

•	Loss of certain key personnel which could negatively impact our ability to manage our business;

•	Material weaknesses in our internal control over financial reporting;

•	Investigations by the SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”);

•	Potential future restatements of our prior financial statements; and

•	The Company’s dispute with Mr. Kuttner.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

RESTATEMENTS AND RELATED MATTERS
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting and accounting for expense reimbursements, in each case involving certain members of the Company’s management. The Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the Board placed Ludwig Kuttner, the Company’s Chief Executive Officer, Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer, Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer, and two personal assistants on administrative leave.
On August 9, 2006, the Company announced that it intended to defer filing its Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 with the SEC as a result of the pending investigation. On August 17, 2006 the Company announced that it received a notification from the Nasdaq Global Market indicating that due to the Company’s failure to file its Quarterly Report on a timely basis, the Company’s common stock was subject to delisting from the Nasdaq Global Market.
On September 25, 2006, the Company announced that it had terminated the employment of Mr. Kuttner as a result of findings that, among other things, indicated Mr. Kuttner had submitted expense reports to the Company for approximately $1,450,000 covering approximately 10 years, a substantial portion of which were fraudulent or not substantiated in accordance with Company policy. The Board also terminated the employment of Mr. Clayton on that date.
On October 30, 2006, the Board established an Executive Committee consisting of all directors other than Mr. Kuttner, and granted the Executive Committee all of the powers of the Board, except as limited by law.
On December 13, 2006, the Company announced that it would restate the annual financial statements for the years 2003 through 2005 as well as for the fiscal quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. On December 31, 2006, the Company terminated the employment of the Company’s Vice President of Finance and Principal Accounting Officer and the two personal assistants placed on administrative leave on June 22, 2006.
As a part of the restatement, the Company identified issues with its deferred compensation plans that require remediation. The Company will take remediation steps during 2007 regarding the deferred compensation plans of Mr. Kuttner and Mr. Clayton, which may include acceleration in payment of the deferred compensation plans. As a part of this remediation plan, the Company was required to accelerate the payment of the entire balance of Eugene Warsaw’s deferred compensation plan during 2006 due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. Mr. Warsaw is a former Chief Executive Officer of a subsidiary of the Company. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. During December of 2006, the Board approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.
In February of 2007, the Company entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve income nexus tax liabilities. The total amount of these settlements was approximately $805,000 including interest.
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated its financial statements for the fiscal years ended December 31, 2005, 2004 and 2003. The Company is currently evaluating claims it may have against Mr. Kuttner and others, including claims for misappropriation, breach of fiduciary duty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales.
The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating with both the investigations of the SEC and U.S. Attorney’s Office. As of July 1, 2007, the Company had incurred fees and expenses of approximately $9,626,000 in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company cannot predict the total cost but believes that future costs may be material.

Restatement Adjustments for the Quarters Ended April 1, 2006 and April 2, 2005
Allowances
The investigation included a review of the Company’s sales allowances and determined that there were computational errors with respect to sales allowances that understated net sales prior to fiscal year 2006 by approximately $443,000, which were corrected in the 2005 Form 10-K/A filing. The allowances were originally corrected in error in the initial Form 10-Q filing for the quarter ended April 1, 2006. As a result of the restatement of the quarter ended April 1, 2006, sales allowances were increased by approximately $443,000, resulting in a corresponding decrease in net sales of approximately $443,000. The Company also determined that the sales allowances for Shane Hunter, acquired during the quarter ended April 1, 2006 (See Note 8 – Acquisition for discussion of this transaction), were understated by approximately $180,000 for sales activity during the first quarter of 2006. The adjustments resulted in a net reduction of net sales of approximately $623,000 in the quarter ended April 1, 2006.
The Company determined that the allowances for doubtful accounts were overstated and decreased selling, general, and administrative expenses by approximately $275,000 in the quarter ended April 1, 2006.
Inventory
The investigation included a review of the Company’s inventory and determined that acquired Shane Hunter work in process inventories were improperly computed and overstated cost of goods sold. Purchase accounting inventory balances were restated and cost of goods sold was reduced by approximately $129,000 in the quarter ended April 1, 2006.
Tax (non-income) Liabilities
The improperly reimbursed expense reports of Mr. Kuttner brought about the review of expense reimbursements to other employees, and the Company determined that certain expenses were not a part of an accountable plan under Internal Revenue Service (“IRS”) regulations and that the Company would likely incur tax liabilities related to payroll tax withholdings. Employee benefit plans were reviewed as part of the investigation and determined that certain employee deferred compensation plans may not have met regulatory criteria and that the Company would likely incur tax liabilities related to payroll tax withholdings. In addition, certain other non-income tax liabilities were identified as part of the investigation. Selling, general, and administrative expenses as a result of the findings increased approximately $106,000 and $157,000 for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively.
Expense Accruals
The investigation included the review of expense recognition and the corresponding accrued liabilities. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Selling, general, and administrative expenses as a result of the findings increased approximately $96,000 and $19,000 for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively. Deferred compensation was also improperly recorded, understating selling, general, and administrative expenses and other income by approximately $149,000 in the quarter ended April 1, 2006. Vendor rebates on accessories for $101,000 were improperly recognized as a reduction of selling, general, and administrative expense during the quarter ended April 1, 2006.
Acquisition Accounting
During the Audit Committee Investigation, acquisition accounting was reviewed. Intangible assets associated with acquisitions were not properly capitalized. The acquisition accounting for Shane Hunter was in error, resulting in a reduction of approximately $2,000 in cost of sales and an increase of $206,000 in selling, general, and administrative expenses during the fiscal quarter ended April 1, 2006. The Company also reviewed the estimated life of the definite lived intangible asset acquired in the acquisition of David Brooks in October, 2005 and determined that its useful life was in error, which resulted in approximately $17,000 of additional selling, general, and administrative amortization expense in the fiscal quarter ended April 1, 2006. In addition, balance sheet acquisition accounting adjustments were made to accounts receivable, inventories, intangible assets, accounts payable, and accrued expenses and other liabilities as described in the table included in Note 2 — Restatement of Previously Issued Financial Statements that sets forth the restatement adjustments to the unaudited condensed consolidated balance sheet as of April 1, 2006.
Income Taxes
Tax benefits related to the pre-tax adjustments were approximately $506,000 and $60,000 for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively.

Restatement Adjustments Impact to Net Income (Loss)
The total adjustments to net income as a result of the findings increased the net loss by approximately $237,000 or $0.03 per basic and diluted share for the fiscal quarter ended April 1, 2006 and reduced the net income by approximately $116,000 or $0.01 per basic and diluted share for the fiscal quarter ended April 2, 2005.
Legal and Compliance Matters
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Mr. Clark and directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Mr. Clayton as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend her complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants motions and dismissed the suit. No appeal was taken. On May 27, 2007, the plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days. The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that the suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit and continued health, dental and life insurance coverage in the aggregate amount of $7,500,000. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of duty of loyalty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses, and net gain on stock sales. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims.
In May of 2007, the Company received a notice from the IRS that it was going to examine the Company’s 2005 tax return.
Delisting
Due to the potential impact on financial results of the Audit Committee Investigation, the Company did not file its Quarterly Reports on Form 10-Q for the periods ended July 1, 2006 and September 30, 2006 with the SEC, which is a Nasdaq Global Market listing requirement. On January 17, 2007, the Company announced that its common stock would be delisted from The Nasdaq Global Market, effective January 19, 2007, as a result of the Company’s failure to file its Quarterly Reports on Form 10-Q. There is no longer an established public trading market for our common stock. The Company’s common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK.” The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.
OTHER MATTERS
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
Acquisitions
On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, purchased substantially all of the net assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $1,991,000. SH Holding Company changed its name to Shane Hunter, Inc. (“Shane Hunter”). Shane Hunter is based in San Francisco, California and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents and are responsible for the operation of the business.
On May 20, 2006, the Company, through a wholly owned subsidiary, acquired Marisa Christina, Incorporated (“Marisa Christina”) as part of the expansion of its women’s better market strategy by prior management, after which time it continued to operate as a wholly-owned subsidiary of Hampshire Group. Upon completion of the acquisition, each outstanding share of Marisa Christina common stock was converted into the right to receive $0.65 per share less a pro rata portion of the transaction costs incurred by Marisa Christina, representing an aggregate purchase price of approximately $4,834,000. The Company determined an overall net asset value for Marisa Christina of $6,634,000, which assets included $4,056,000 of cash acquired. Therefore, pursuant to FAS No. 141, “Business Combinations,” the Company recorded a $1,800,000 extraordinary gain for the amount by which the net assets acquired exceeded the purchase price.
After incurring ongoing losses in the Marisa Christina division due to deteriorating sales, the Company made the determination in May 2007 to discontinue domestic operations and sales of Marisa Christina but plans to continue to license the label in Japan. In addition, the Company is evaluating strategic alternatives for this entity.
Revolving Credit Facility Extension
As of March 30, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to that certain Credit Agreement and Guaranty (the “Credit Facility”), dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006 and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to, among other things, extend the term of the Credit Facility to December 31, 2007.
Related Party Transaction
On August 30, 2005, the Company entered into a twelve year lease for 100% of the space in a building in Anderson, South Carolina with a company in which Mr. Kuttner and Mr. Clayton are the beneficial owners with a commencement date of February 1, 2006. During the fourth fiscal quarter of 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease.
New Facility Lease and Related Credit Facility Amendment
The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, New York on July 11, 2007. The office space addresses present as well as future operational needs and allows the consolidation of operations currently dispersed over a number of locations in New York, which will provide certain divisions with the opportunity to capitalize on synergies currently unavailable to them. The Company believes that over the term of the lease its costs will be lower than had it elected to maintain the current leasing arrangements. The lease provides for minimum payments of $59,815,000 over the lease term, and the Company estimates capital expenditures related to the new facility will be made in fiscal year 2007 and fiscal year 2008 in an amount not to exceed $8,500,000, net of landlord allowances. Future minimum contractual obligations related to the lease are as follows:

(in thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Facility lease	$59,815	$2,904	$3,485	$3,645	$3,677	$3,677	$42,427

The Company’s possession of the facility commences in 2007 and lease payments begin in 2008. The lease includes rent escalations commencing in 2010. The lease is being amortized on a straight-line basis over the expected lease term, including any rent holidays and rent escalations. The Company estimates it will incur approximately $1,286,000 in amortization expense in 2007 related to the lease.
In connection with the new facility lease, the Company entered into Amendment No. 6 to the Credit Facility (“Amendment No. 6”) with respect to the Credit Facility. Pursuant to Amendment No. 6, the Banks and the Company agreed that the expenditure by the Company of up to an aggregate of $8,500,000, net of landlord allowances, for tenant improvements to the leased premises (in addition to certain tenant improvements to the leased premises to be funded by the landlord) will not be deemed to be “Consolidated Capital Expenditures” within the meaning of the Credit Facility for purposes of determining the Company’s compliance with the consolidated fixed charge coverage ratio and the restriction on capital expenditures under the Credit Facility.
Rescheduled Credit Facility Reporting Requirements
As of July 25, 2007, the Company entered into Waiver to Credit Agreement (the “Waiver”) with respect to the Credit Facility. Pursuant to the Waiver the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements according to the following schedule:

Report For Period Ended	Extended Delivery Date
April 1, 2006 (Restated)	August 15, 2007
July 1, 2006	August 15, 2007
September 30, 2006	August 15, 2007
December 31, 2006	August 31, 2007
March 31, 2007	September 28, 2007
June 30, 2007	October 31, 2007
In addition, to the extent a breach of a representation or other term of the Credit Facility is caused by the restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements are delivered in accordance with the rescheduled requirements and that the restated financial statements do not demonstrate non-compliance with any financial covenant as of any quarter-end test date occurring subsequent to June 29, 2006. The Company was in compliance with financial covenants related to financial statements for quarter-end test dates subsequent to June 29, 2006.
OVERVIEW
We are in the apparel business and conduct our business through four wholly owned subsidiaries: Hampshire Designers, which primarily designs and sells women’s and men’s sweaters; Item-Eyes, which designs and sells a broad line of women’s woven and knit related separates; SB Corporation, doing business as David Brooks, which designs and sells a “better” women’s product line; and Shane Hunter, which designs and sells apparel to mass retailers.
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, mass market retailers and specialty stores. Customers in the United States represented more than 96% of revenues in each of the three years prior to 2006, a trend we expect to continue. Sales outside of the United States were principally to customers in Canada.

We believe that the Company, through Hampshire Designers and other divisions, is one of the largest designers and marketers of sweaters for women and men in North America. We sell apparel throughout the year, but approximately 70% of our annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix. Unseasonable weather, particularly warm weather in the autumn and winter, can disproportionately negatively impact our margins as sales of sweaters by our customers may require discounts or allowances. We diversified our product line with the purchases of Item-Eyes (2000), David Brooks (2005), and Shane Hunter (2006).
Our primary strength is our ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities which permit us to deliver quality merchandise at a competitive price to our customers.
Our companies source the manufacture of their products through manufacturers primarily located in Southeast Asia. Our products are subject to increased prices for the products we source, but have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers primarily using letters of credit in U.S. dollars, a method we expect to continue to employ in the future.
With our dependence on international sources, the failure of any of these manufacturers to ship products to in a timely manner, failure of the manufacturers to meet required quality standards, or delays in the shipments including clearing U. S. Customs could cause us to miss delivery dates to customers. The failure to make timely deliveries of quality products could result in customers either canceling the orders or demanding reduced prices for late delivery. Though historically not negatively influencing our margins, currency fluctuations could also expose us to higher costs.
The apparel market is highly competitive. Competition is primarily based on product design, price, quality and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from manufacturers located in Southeast Asia, some of whom make our product. We also compete for private label programs with the internal sourcing departments of many of our customers.
RESULTS OF OPERATIONS
At the beginning of the fourth quarter of 2005 the Company acquired the “David Brooks” trademark, inventory, and certain other assets from Kellwood Company, and on January 5, 2006, the Company acquired all of the assets and assumed primarily all of the liabilities of Shane Hunter, a San Francisco based apparel business. In the following discussion the activities of these two operations are collectively referred to as the Company’s “acquired business.” The activity of the Company’s business which continued from the previous year is referred to as the Company’s “existing business.”
Three Months Ended April 1, 2006 and April 2, 2005
Net Sales
Net sales for the three months ended April 1, 2006 were $67,488,000, compared with $58,077,000 for the same period last year, an increase of $9,411,000 or 16.2%. Net sales from the Company’s acquired business contributed $19,000,000 to the net sales for the current period. The Company shipped approximately 176,000 dozen more units, or 34.8%, during the three months ended April 1, 2006, compared with the same period last year. The increase resulted from 261,000 dozen units shipped from the acquired business, offset by an 85,000 dozen unit decrease, or 16.8%, in the existing business, when compared to the same period the prior year. The decrease of $9,589,000 in the Company’s existing business resulted from reduced net sales of women’s related separates and women’s sweaters. A decline in 2006 shipments to several customers primarily of the private label business for women’s related separates division accounted for most of the decrease in existing business net sales in the current quarter compared with the same period in 2005. The women’s related separates division annual net sales in 2006, when reported, will be lower than 2005 due to such decline. The average net sales price per unit for the three months ended April 1, 2006 decreased 13.8%, compared with the same period last year due to the addition of the acquired business overall lower margin product mix somewhat offset by a 0.4% increase in the average net sales price of the existing business.
Gross Profit
Gross profit for the three months ended April 1, 2006 was $15,739,000 compared with $14,351,000 for the same period last year, an increase of $1,388,000 or 9.7%. Gross profit from the acquired business contributed approximately $5,090,000 in the current period. The existing business had a decrease of approximately $3,702,000, which resulted primarily from a decline in unit volume during the current three-month period. As a percentage of net sales, gross profit percentage was 23.3% for the three-month period of 2006, 22.0% for the existing business, compared with 24.7% for the same period last year. The decrease in gross profit percentage resulted primarily from the mix of product shipped in the current period.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were $17,448,000 for the three months ended April 1, 2006 compared with $13,533,000 for the same period last year. The SG&A expenses in the current period for the acquired business were approximately $4,308,000 and approximately $13,140,000 for the existing business. The decrease of $393,000 for the existing business resulted primarily from the decrease in expenses from the reduced net sales in the current three-month period. As a percentage of net sales, SG&A expenses for the three-month period of 2006 were 25.9%. For the existing business, the SG&A expenses were 27.1% compared with 23.3% for the same period last year. This increase in percent is a function of higher fixed costs in relation to lower net sales for the existing business in the current period. Expenses related to the Audit Committee Investigation, consisting primarily of professional fees (none of which were incurred in the current quarter), are expected to increase considerably in the third and fourth quarters of 2006 and continue to be significant in fiscal year 2007. The Company expects 2006 existing business SG&A, as compared to 2005, to continue to decline as costs were reduced in response to the anticipated loss of revenues associated with the women’s related separates division.
Interest Income
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
Income Taxes
Due to the operating loss, the Company’s provision for income taxes for the three months ended April 1, 2006 was a benefit of $631,000 compared with an expense of $440,000 for the same period last year. The effective income tax rate was 60.4% for the three months ended April 1, 2006, compared with 41.0% for the same period last year. The increase in the effective tax rate as compared with the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement coupled with an expected decline in pre-tax income in the current fiscal year.
Net Income (Loss)
As a result of the foregoing, the Company had net loss for the three months ended April 1, 2006 of $413,000, or $0.05 per diluted share, compared with net income of $632,000, or $0.08 per diluted share for the same period last year.
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
Net cash used in operating activities was $19,525,000 for the three months ended April 1, 2006, as compared with net cash used in operating activities of $7,027,000 for the same period last year. Net cash used in operating activities during the three months ended April 1, 2006 resulted primarily from an increase in accounts receivable of $11,231,000, of which $7,003,000 of the increase is due to the acquired businesses, and a decrease in accounts payable, accrued expenses and other liabilities of $13,907,000. This was offset in part by a decrease of approximately $3,725,000 in inventory.
Net cash used in operating activities for the three months ended April 2, 2005 resulted primarily from an increase in receivables of $3,513,000, an increase in inventory of $1,658,000, and a decrease in accounts payable, accrued expenses, and other liabilities of $6,610,000. This activity for this period resulted primarily from the normal seasonality of the Company’s existing businesses and final payment of the Company’s prior year taxes and year end bonuses.

Net cash used in investing activities was $2,576,000 for the three months ended April 1, 2006, as compared with net cash provided by investing activities of $1,853,000 for the same period last year. For the period ended April 1, 2006, the Company had net proceeds of short term investments of $25,000 as compared with $2,629,000 of net sales of short term investments for the same period the prior year. During the three-month period ended April 1, 2006 the Company used $180,000 for capital expenditures, compared with $374,000 used in the same three-month period of the prior year. Additionally, during the three-month period ended April 1, 2006, the Company purchased securities in a deferred compensation fund for $431,000, compared with $402,000 used the prior year in the same period. During the three-month period ended April 1, 2006, the Company used $1,990,000 for the acquisition of Shane Hunter.
Net cash used in financing activities was $13,091,000 for the three months ended April 1, 2006, as compared with net cash used in financing activities of $149,000 for the same period last year. During the three-month period ended April 1, 2006, the Company used $12,775,000 to repay factor advances of the acquired business, which were part of the assumed liabilities. During the three months ended April 1, 2006 and April 2, 2005, the Company repaid long-term debt of $11,000 and $15,000, respectively, purchased treasury stock in the amount of $331,000 and $252,000, respectively, and had proceeds from the issuance of treasury stock of $26,000 and $118,000, respectively. Repurchases of shares of the Company’s common stock were suspended upon the announcement of the investigation.
On March 17, 2005, the Board of Directors of the Company approved a two-for-one stock split of outstanding common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. To complete the distribution the Company elected to use approximately 640,000 shares of treasury stock, which was released at weighted average costs with the difference off-set in retained earnings. Distribution of the stock split resulted in distribution of approximately 4,120,000 additional shares of common stock. Upon completion of the stock split, the number of shares of common stock outstanding was approximately 8,240,000.
The Company maintains a Revolving Credit Agreement (“Credit Facility”) with six participating commercial banks, with HSBC Bank USA as agent. The Credit Facility, which matures on December 31, 2007, provides for secured borrowings up to $100,000,000 in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100,000,000 less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable; cash deposited in a pledged account; 50% of eligible inventory (subject to seasonal limits); and 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, plus seasonal over advances in the periods of highest requirements. Advances under the Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, cash deposited in a pledged account, inventory, and a pledge of the common stock of the subsidiaries. At April 1, 2006, the Company had no cash deposited in a pledged account, no outstanding borrowings, and $52,400,000 outstanding under letters of credit, which includes approximately $4,800,000 related to finished goods in-transit that have been included in accounts payable in the accompanying balance sheet. At April 1, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $20,900,000.
The Credit Facility contains financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio, and limits capital expenditures and restricted payments to a specified maximum amount. The Credit Facility also requires that the Company deliver periodic financial statements to the banks.
The Credit Facility contains an aggregate limit of $10,000,000 on the repurchase of the Company’s common stock. As of April 1, 2006, the Company had repurchased a net amount of $8,515,000 of its common stock. In addition, on April 26, 2006, the Board of the Company approved the repurchase of up to 1,000,000 shares of the Company’s outstanding stock. Repurchases of shares of the Company’s common stock under this plan were suspended upon the commencement of the Audit Committee Investigation.
Management believes that it will be able to renew the Credit Facility on comparable terms and that the borrowings available to it, under the current and future credit facilities along with cash flow from operations, will provide adequate resources to meet the Company’s capital requirements and operational needs for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS
The Company utilizes letters of credit and is a party to operating leases. It is currently not the Company’s general business practice to have material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements for the Company.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s significant accounting policies and estimates as set forth in the Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, APB Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements.
In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP No. 123(R)-3”) FSP No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company adopted FSP No. 123(R)-3 in the first quarter of 2006 and implemented the method contained in the original announcement and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk in the area of changing interest rates. The Company is also exposed to market risk due to increased costs of its products. During the first three months of fiscal year 2006, there were no significant changes in the Company’s exposure to market risks. See Item 7A in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 31, 2007, for a discussion regarding the Company’s exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on the Company’s variable rate debt (borrowings under the Credit Facility) would have had no effect in the three months ended April 1, 2006 and April 2, 2005 due to the fact that there were no short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In connection with the Original Filing, the Company, under the supervision and with the participation of Mr. Kuttner and Mr. Clayton, who were the Company’s then Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of April 1, 2006. Based on the evaluation performed, the Company’s then Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording and reporting the information required by the Exchange Act for the period indicated.
Subsequent to the evaluation made in connection with the original filing of the Company’s Form 10-Q for the quarter ended April 1, 2006 and in connection with the restatement and the filing of this Amendment No. 2, our current management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, because of the material weaknesses that management identified in our internal controls over financial reporting as of December 31, 2005, which were not remediated as of April 1, 2006, our disclosure controls and procedures were not effective as of April 1, 2006.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.
In connection with the evaluation described above, the Company’s present management identified material weaknesses as of December 31, 2005, which were not remediated as of April 1, 2006 in the following areas:
•	Control Environment

Certain of the Company’s controls including certain entity level controls within its control environment were not effectively designed or applied to prevent certain members of former management, including Mr. Kuttner and Mr. Clayton, from having the ability, which in certain instances was utilized, to circumvent or override certain controls and affect preparation of accounting entries and certain transactions including expense reimbursements to certain employees. In addition, discussion and thorough legal, accounting, or other professional analysis did not occur in all instances. This material weakness contributed to the restatement of the Company’s financial statements and increased the likelihood of a material misstatement occurring within the Company’s interim and annual financial statements not being prevented or detected.

•	Controls Over the Financial Statement Preparation and Disclosure Process

The Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the lack of appropriate review of the footnotes, reconciliations, and supporting schedules. The Company also lacked adequate controls related to complying with disclosure requirements such as the use of disclosure checklists, lacked adequate controls over spreadsheets used in the financial close and reporting process, and lacked an independent review of journal entries. This material weakness contributed to the restatement of the Company’s provision for income taxes, accrued expenses and other liabilities, as well as expense reimbursements to certain employees.

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
Changes in Internal Control Over Financial Reporting
There have not been any material changes in the Company’s internal control over financial reporting during the three months ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
Subsequent to April 1, 2006, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of April 1, 2006. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management:
•	With respect to the control environment material weakness, the Company terminated the employment of three members of former management who were responsible for the preparation of financial statements.

•	Implemented enhanced procedures and controls around the financial statement preparation and disclosure process as well as the financial review process at the corporate level. These enhancements include but are not limited to dedicating personnel with technical knowledge of SEC reporting to the financial statement preparation process; providing such personnel access to applicable training; obtaining database software to assist in the research of complex accounting and disclosure matters; and formalization of the procedures for tracking disclosure matters.

•	Implemented extensive procedures and controls around the income tax provision process. These enhancements include but are not limited to dedicating personnel to the tax provision process with technical knowledge of the Company’s tax filings and FAS 109 – Accounting for Income Taxes; providing such personnel access to applicable training; obtaining database software to assist in the research of complex tax matters; and formalization of the procedures for preparation of the tax provision.

•	Implemented enhanced procedures and controls around acquisition accounting, accrued liabilities, management for and accounting of benefit plans, and management expense reports.
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to April 1, 2006 will continue to be performed in the future to ensure these matters are remediated. The Company has not yet completed its evaluation of internal controls as to their effectiveness for the year ended December 31, 2006.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of litigation and certain related matters arising after May 9, 2006, please see Note 9 of PART I. FINANCIAL INFORMATION, Item 1, entitled Subsequent Events, and PART I, Item 2 entitled Legal and Compliance Matters under Restatements and Related Matters.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as set forth in the Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
Jan. 1 – Jan. 28, 2006	—	$—	—
Jan. 29 – Feb. 25, 2006	15,000	22.10	15,000
Feb. 26 – April 1, 2006	—	—	—

Total	15,000	$22.10	15,000	57,721

Note: These repurchases were made under a plan announced on March 17, 2005 for the repurchase of up to 400,000 shares of common stock. On April 26, 2006, the Board approved the repurchase of 1,000,000 additional shares of common stock of the Company. The plan does not have an expiration date. The Company suspended purchases under this plan upon the commencement of the Audit Committee Investigation.
Item 3. Defaults Upon Senior Securities.
During the first quarter of 2006 covered by this report, there were no defaults upon the Company’s senior securities. For a discussion of certain waivers and amendments to the credit facility subsequent to May 9, 2006, see Note 9 of Part I, Item 1, entitled Subsequent Events, and Part I, Item II, entitled Revolving Credit Facility Extension under Restatements and Related Matters.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a)	The following exhibits are filed as part of this Report:
10.1 Employment Agreement, dated February 27, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).
31.1 Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: August 9, 2007	By:	/s/ Michael S. Culang

Michael S. Culang
Interim Chief Executive Officer and President

/s/ Jonathan W. Norwood

Jonathan W. Norwood
Vice President and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002