Form 10-Q
period 2006-07-01
HAMPSHIRE GROUP LTD
filed 2007-08-09
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2007: 7,860,105

EXPLANATORY NOTE
On August 9, 2006, we filed a Form NT 10-Q indicating that we would not be able to file our Form 10-Q for the quarterly period ended July 1, 2006 pending completion by the Audit Committee of the Board of Directors (“Audit Committee”) of an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K/A”) to, among other things, restate its consolidated financial statements for the three years then ended. The Form 10-K/A includes restated unaudited quarterly financial information for all quarters of 2005. Consistent with the restated unaudited quarterly financial information in the Form 10-K/A, the financial statements for the three and six months ended July 2, 2005 included in this Quarterly Report on Form 10-Q have been restated. For additional information on the restatement and other adjustments and reclassifications, see Note 2 to the financial statements included in Part I, Item 1 in this Form 10-Q.

i

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended July 1, 2006

ii

“SAFE HARBOR” STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this filing, as well as those made in other filings with the SEC.
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2005.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.
As used herein, except as otherwise indicated by the context, the terms “Hampshire” and “Company” are used to refer to Hampshire Group, Limited and its wholly-owned subsidiaries.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	July 1, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$19,564	$65,791
Short-term investments	8,095	10,054
Accounts receivable, net	32,939	27,997
Other receivables	4,914	864
Inventories, net	54,797	13,960
Deferred tax assets	8,200	9,468
Other current assets	3,302	1,121

Total current assets	131,811	129,255
Fixed assets, net	2,072	2,056
Goodwill	8,392	8,392
Deferred compensation funds invested in trading securities	3,033	2,243
Other assets	4,882	568

Total assets	$150,190	$142,514

Current liabilities:
Current portion of long-term debt	$46	$46
Accounts payable	21,148	9,337
Accrued expenses and other liabilities	23,389	27,142

Total current liabilities	44,583	36,525

Long-term debt less current portion	39	61
Deferred tax liabilities	—	198
Deferred compensation	3,582	2,765
Other long term liabilities	193	—

Total liabilities	48,397	39,549

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at July 1, 2006 and December 31, 2005	824	824
Additional paid-in capital	35,038	34,824
Retained earnings	74,592	75,481
Treasury stock, 394,379 shares and 370,679 shares at cost at July 1, 2006 and December 31, 2005, respectively	(8,661)	(8,164)

Total stockholders’ equity	101,793	102,965

Total liabilities and stockholders’ equity	$150,190	$142,514

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
		(Restated,		(Restated,
		see Note 2)		see Note 2)
(In thousands, except per share data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$49,441	$38,636	$116,929	$96,713
Cost of goods sold	38,248	30,036	89,997	73,762

Gross profit	11,193	8,600	26,932	22,951
Selling, general, and administrative expenses	16,853	13,824	34,301	27,357
Investigation, restatement, and related expenses	421	—	421	—
Recovery of improper payments	—	(6,013)	—	(6,013)

Income (loss) from operations	(6,081)	789	(7,790)	1,607
Other income (expense):
Interest income	488	561	1,030	949
Interest expense	(9)	(112)	(27)	(259)
Other, net	41	15	182	28

Income (loss) before income taxes and extraordinary item	(5,561)	1,253	(6,605)	2,325
Provision (benefit) for income taxes	(3,361)	527	(3,992)	967

Income (loss) before extraordinary item	(2,200)	726	(2,613)	1,358
Extraordinary item – gain on acquisition	1,800	—	1,800	—

Net income (loss)	$(400)	$726	$(813)	$1,358

Income (loss) per share before extraordinary item
Basic	$(0.28)	$0.09	$(0.33)	$0.17

Diluted	$(0.28)	$0.09	$(0.33)	$0.17

Income per share from extraordinary item:
Basic	$0.23	—	$0.23	—

Diluted	$0.23	—	$0.23	—

Net income (loss) per share:
Basic	$(0.05)	$0.09	$(0.10)	$0.17

Diluted	$(0.05)	$0.09	$(0.10)	$0.17

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,853	8,180	7,861	8,193

Diluted weighted average number of common shares outstanding	7,853	8,191	7,861	8,211

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2005	8,243,784	$824	$34,824	$75,481	370,679	$(8,164)	$102,965
Net loss	—	—	—	(813)	—	—	(813)
Purchases of treasury stock	—	—	—	—	28,100	(593)	(593)
Shares issued under the Company stock plans	—	—	—	(76)	(4,400)	96	20
Tax benefit of options exercised	—	—	214	—	—	—	214

Balance at July 1, 2006	8,243,784	$824	$35,038	$74,592	394,379	$(8,661)	$101,793

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
		(Restated,
		see Note 2)
(In thousands)	July 1, 2006	July 2, 2005

Cash flows from operating activities:
Net income (loss)	$(813)	$1,358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary gain on acquisition	(1,800)	—
Depreciation and amortization	739	465
Loss on disposition of fixed assets	10	—
Deferred income tax provision, net	2,076	3,518
Deferred compensation expense, net	691	272
Tax benefit of stock options exercised	214	317
Changes in operating assets and liabilities:
Receivables, net	3,520	7,730
Inventories, net	(30,245)	(44,737)
Other assets	(3,440)	(2,318)
Current liabilities	(1,973)	9,434

Net cash provided by (used in) operating activities	(31,021)	(23,961)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	2,193	71,821
Purchases of short-term investments	(234)	(27,427)
Purchase of securities for deferred compensation	(664)	(797)
Cash used for business acquisitions, net of cash acquired	(2,768)	—
Capital expenditures	(385)	(1,025)
Proceeds on the disposition of fixed assets	22	—

Net cash provided by (used in) investing activities	(1,836)	42,572

Cash flows from financing activities:
Advances repaid to factor	(12,775)	—
Purchase of treasury stock, net	(593)	(975)
Repayment of long-term debt	(22)	(1,812)
Proceeds from issuance of stock under the Company stock plans	20	439

Net cash provided by (used in) financing activities	(13,370)	(2,348)

Net increase (decrease) in cash and cash equivalents	(46,227)	16,263
Cash and cash equivalents at beginning of period	65,791	31,214

Cash and cash equivalents at end of period	$19,564	$47,477

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
Stock Options
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“FAS”) No. 123(R), “Share-Based Payment” (“FAS 123R”). This Statement is a revision of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. FAS No. 123(R) was effective for interim or annual reporting periods beginning on or after January 1, 2006. The Company recorded no expense related to FAS No. 123(R) as there were no options granted to employees during the quarter or six months periods ended July 1, 2006 or the years ended December 31, 2005 and 2004 and 2,000 options were granted during the year ended December 31, 2003. The expense for previously granted unvested options during the quarter and six month periods ended July 1, 2006 was immaterial to the Company’s financial position, results of operations, and cash flows.
Recent Accounting Standards
In June of 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements.
In November of 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP No. 123(R)-3”) FSP No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company adopted FSP No. 123(R)-3 in the first quarter of 2006 and implemented the method contained in the original announcement and it did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In June of 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No.109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In September of 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on our financial statements, but does not expect it to have a material impact on its financial statements.
On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB 108 is not expected to have a material effect on the Company’s financial statements.
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
As part of the Audit Committee Investigation, the Company undertook a review of its accounting and disclosure policies and internal controls. On December 13, 2006, the Company announced that, among other things, it would restate the annual financial statements for the years 2003 through 2005 as well as for the fiscal quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. On December 31, 2006, the Company terminated the employment of the Company’s Vice President of Finance and Principal Accounting Officer and the two personal assistants placed on administrative leave on June 22, 2006.
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2005 to, among other things, restate its financial statements for each of the three years in the period then ended. The Company has also amended its Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate its financial statements for the periods covered therein.
The SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”) are currently investigating certain issues identified during the Audit Committee Investigation. For the quarter and six month period ended July 1, 2006, the Company had incurred fees and expenses of approximately $421,000 in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The expenses are listed as “Investigation, restatement, and related expenses” in the Statement of Operations.

Restatement Adjustments for the Quarter and Six Months Ended July 2, 2005
Tax (non-income) Liabilities
The improperly reimbursed expense reports of Mr. Kuttner brought about the review of expense reimbursements to other employees, and the Company determined that certain expenses were not a part of an accountable plan under Internal Revenue Service (“IRS”) regulations and that the Company would likely incur tax liabilities related to payroll tax withholdings. Employee benefit plans were reviewed as part of the investigation and determined that certain employee deferred compensation plans may not have met regulatory criteria and that the Company would likely incur tax liabilities related to payroll tax withholdings. In addition, certain other non-income tax liabilities were identified as part of the investigation. Adjustments were recorded as a result of the findings that increased to selling, general, and administrative expenses, which totaled approximately $144,000 and $301,000 for the fiscal quarter and six months ended July 2, 2005, respectively.
Expense Accruals
The Audit Committee Investigation included the review of expense recognition and the corresponding accrued liabilities. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Vendor rebates on unsold accessories were improperly recognized as a reduction of selling, general, and administrative expenses totaling approximately $297,000 and certain other expenses were over accrued by approximately $35,000 netting to approximately $262,000 of additional costs in the fiscal quarter ended July 2, 2005. These items resulted in additional costs of approximately $281,000 for the six months ended July 2, 2005.
Income Taxes and Net Income
Income tax benefits related to the adjustments were approximately $148,000 and $208,000 for the fiscal quarter and six months ended July 2, 2005, respectively. The net effect of correcting the errors identified as a result of the Audit Committee Investigation was a decrease in net income of approximately $258,000 or $0.03 per basic and per diluted share and $374,000 or $0.04 per basic and per diluted share for the fiscal quarter and six months ended July 2, 2005, respectively.

Unaudited Condensed Consolidated Statements of Operations Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of operations for the quarter ended July 2, 2005:

	As Previously	Restatement
(In thousands, except per share data)	Reported	Adjustments	Restated
Net sales	$38,636	$—	$38,636
Cost of goods sold (a)	30,048	(12)	30,036

Gross profit	8,588	12	8,600
Selling, general, and administrative expenses (b)	12,015	1,809	13,824
Recovery of improper payments (b)	—	(6,013)	(6,013)

Income (loss) from operations	(3,427)	4,216	789
Other income (expense):
Interest income	561	—	561
Interest expense	(112)	—	(112)
Other, net	15	—	15
Non-recurring income (b)	4,622	(4,622)	—

Income before income taxes	1,659	(406)	1,253
Provision for income taxes	675	(148)	527

Net income	$984	$(258)	$726

Net income per share:
Basic	$0.12	$(0.03)	$0.09

Diluted	$0.12	$(0.03)	$0.09

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	8,180	—	8,180

Diluted weighted average number of common shares outstanding (c)	8,210	(19)	8,191

The Company also changed the classification of certain financial statement amounts and changed certain share amounts, which are described in the following notes:

(a)	Vendor rebates for approximately $12 on accessories were reclassified from selling, general, and administrative expenses to cost of goods sold.

(b)	A settlement received of $6,013 net of expenses incurred was reclassified as “recovery of improper payments” from non-recurring income of $4,622 and selling, general, and administrative expenses of $1,391.

(c)	Approximately 39,100 options that expired in May of 2004 were improperly included as part of the diluted weighted average number of common shares outstanding.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of operations for the six months ended July 2, 2005:

	As Previously	Restatement
(In thousands, except per share data)	Reported	Adjustments	Restated

Net sales	$96,713	$—	$96,713
Cost of goods sold (a)	73,774	(12)	73,762

Gross profit	22,939	12	22,951
Selling, general, and administrative expenses (b)	25,372	1,985	27,357
Recovery of improper payments (b)	—	(6,013)	(6,013)

Income (loss) from operations	(2,433)	4,040	1,607
Other income (expense):
Interest income	949	—	949
Interest expense	(259)	—	(259)
Other, net	28	—	28
Non-recurring income (b)	4,622	(4,622)	—

Income before income taxes	2,907	(582)	2,325
Provision for income taxes	1,175	(208)	967

Net income	$1,732	$(374)	$1,358

Net income per share:
Basic	$0.21	$(0.04)	$0.17

Diluted	$0.21	$(0.04)	$0.17

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	8,193	—	8,193

Diluted weighted average number of common shares outstanding (c)	8,230	(19)	8,211

The Company also changed the classification of certain financial statement amounts and changed certain share amounts, which are described in the following notes:

(a)	Vendor rebates for approximately $12 on accessories were reclassified from selling, general, and administrative expenses to cost of goods sold.

(b)	A settlement received of $6,013 net of expenses incurred was reclassified as “recovery of improper payments” from non-recurring income of $4,622 and selling, general, and administrative expenses of $1,391.

(c)	Approximately 39,100 options that expired in May of 2004 were improperly included as part of the diluted weighted average number of common shares outstanding.

Unaudited Condensed Consolidated Statements of Cash Flows Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of cash flows for the six months ending July 2, 2005:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$1,732	$(374)	$1,358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	465	—	465
Deferred income tax benefit (a)	—	3,518	3,518
Deferred compensation expense, net (a)	602	(330)	272
Tax benefit of stock options exercised (a)	—	317	317
Changes in operating assets and liabilities:
Receivables, net	11,319	(3,589)	7,730
Inventories, net	(45,034)	297	(44,737)
Other assets	(2,317)	(1)	(2,318)
Current liabilities (a)	9,273	161	9,434

Net cash provided by (used in) operating activities	(23,960)	(1)	(23,961)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	71,821	—	71,821
Purchases of short-term investments	(27,427)	—	(27,427)
Purchase of securities in deferred compensation fund (a)	(798)	1	(797)
Capital expenditures	(1,025)	—	(1,025)

Net cash provided by (used in) investing activities	42,571	1	42,572

Cash flows from financing activities:
Repayment of long-term debt	(975)	—	(975)
Purchase of treasury stock, net	(1,812)	—	(1,812)
Proceeds from issuance of treasury stock	439	—	439

Net cash provided by (used in) financing activities	(2,348)	—	(2,348)

Net increase (decrease) in cash and cash equivalents	16,263	—	16,263
Cash and cash equivalents at beginning of period	31,214	—	31,214

Cash and cash equivalents at end of period	$47,477	$—	$47,477

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following note:

(a)	Reclassifications made for items previously shown on a net basis.

Note 3 – Inventories
Inventories consist of the following:

(In thousands)	July 1, 2006	December 31, 2005

Finished goods	$61,861	$17,347
Work-in-process	784	—
Raw materials and supplies	1,184	70

Total cost	63,829	17,417
Less: reserves	(9,032)	(3,457)

Inventory, net	$54,797	$13,960

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
Advances under the Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At July 1, 2006, the Company had no outstanding borrowings and $62,393,000 outstanding under letters of credit under its revolving line of credit. At July 1, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $22,257,000.
The Credit Facility contains financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures, restricted payments to a specified maximum amount, and requires the Company to provide periodic financial statements to the banks. The repurchase of the Company’s common stock is limited to an aggregate of $10,000,000. As of July 1, 2006, the Company was in compliance with the financial performance covenants and restrictions. See Note 9 – Subsequent Events regarding covenant waivers.

Note 5 – Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income or loss) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount

Quarter ended July 1, 2006:
Loss before extraordinary item	$(2,200)	7,853	$(0.28)
Extraordinary item – gain on acquisition	1,800		0.23

Basic net loss	(400)	7,853	(0.05)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss	$(400)	7,853	$(0.05)

Quarter ended July 2, 2005:
Basic net income	$726	8,180	$0.09
Effect of dilutive securities:
Stock options	—	11	—

Diluted net income	$726	8,191	$0.09

Six months ended July 1, 2006:
Loss before extraordinary item	$(2,613)	7,861	$(0.33)
Extraordinary item – gain on acquisition	1,800		0.23

Basic net loss	$(813)	7,861	$(0.10)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss	$(813)	7,861	$(0.10)

Six months ended July 2, 2005:
Basic net income	$1,358	8,193	$0.17
Effect of dilutive securities:
Stock options	—	18	—

Diluted net income	$1,358	8,211	$0.17

Anti-dilutive stock options totaling 14,784 shares were excluded from the diluted net loss per share calculations for the quarter and six months ended July 1, 2006.
Note 6 – Stock Split and Buyback
On March 17, 2005, the Board of the Company approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the Company’s treasury stock account. Upon completion of the stock split, the number of issued shares of common stock was 8,243,784 of which 83,400 shares were held as treasury stock.
On April 26, 2006, the Board of the Company approved the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock through open market or privately negotiated transactions over an indefinite period. The Company suspended purchases under this plan upon the commencement of the Audit Committee Investigation.

Note 7 – Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7,515,000 during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. At July 1, 2006, these matters remain unresolved.
The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the reserve established for supplier disputes. If the Company determined that this reserve was no longer needed and was released, the bonus payments could be as much as $1,000,000.
In addition, see Note 9 for a description of litigation and certain related matters.
Note 8 – Acquisitions
Shane Hunter
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

Marisa Christina
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

(In thousands)	May 20, 2006

Assets
Cash and cash equivalents	$4,056
Accounts receivable, net	1,557
Inventories, net	892
Other current assets	384
Deferred tax assets	1,006

Total assets acquired	$7,895

Liabilities
Accounts payable	394
Accrued expenses and other liabilities	867

Total liabilities assumed	$1,261

Net assets acquired	$6,634
Purchase price	4,834

Gain on acquisition	$1,800

In May of 2007, the Company made the determination to discontinue domestic operations and sales of Marisa Christina but plans to continue to license the label internationally. In addition, the Company is evaluating strategic alternatives for this entity.
Note 9 – Subsequent Events
Audit Committee Investigation and Related Matters
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
On December 13, 2006, the Company announced that it would restate the annual financial statements for the years 2003 through 2005 as well as for the quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. On December 31, 2006, the Company terminated the employment of the Company’s Vice President of Finance and Principal Accounting Officer and the two personal assistants placed on administrative leave on June 22, 2006.
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
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated its financial statements for the fiscal years ended December 31, 2005, 2004 and 2003. The Company has also amended its Form 10-Q for the quarter ended April 1, 2006, and, among other things, restated its financial statements for the periods covered therein.

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
Other Matters
On August 30, 2005, the Company entered into a twelve year lease for 100% of the space in a building in Anderson, South Carolina with a company in which Mr. Kuttner and Mr. Clayton are the beneficial owners with a commencement date of February 1, 2006. During the fourth quarter of 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease.
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

RESTATEMENTS AND RELATED MATTERS
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors (“Board”)commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting and accounting for expense reimbursements, in each case involving certain members of the Company’s management. The Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the
Board placed Ludwig Kuttner, the Company’s Chief Executive Officer, Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer, Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer, and two personal assistants on administrative leave.
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
On December 13, 2006, the Company announced that it would restate the annual financial statements for the years 2003 through 2005 as well as for the quarter ended April 1, 2006, and advised that all financial statements and related reports of the Company’s independent registered public accounting firm should no longer be relied upon. On December 31, 2006, the Company terminated the employment of the Company’s Vice President of Finance and Principal Accounting Officer and the two personal assistants placed on administrative leave on June 22, 2006.
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
Restatement Adjustments for the Quarter and Six Months Ended July 2, 2005
Tax (non-income) Liabilities
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

Adjustments were recorded as a result of the findings that increased to selling, general, and administrative expenses, which totaled approximately $144,000 and $301,000 for the quarter and six months ended July 2, 2005, respectively.
Expense Accruals
The Audit Committee Investigation included the review of expense recognition and the corresponding accrued liabilities. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Vendor rebates on unsold accessories were improperly recognized as a reduction of selling, general, and administrative expenses totaling approximately $297,000 and certain other expenses were over accrued by approximately $35,000 netting to approximately $262,000 of additional costs in the quarter ended July 2, 2005. These items resulted in additional costs to pre-tax income of approximately $281,000 for the six months ended July 2, 2005.
Income Taxes and Net Income
Income tax benefits related to the adjustments were approximately $148,000 and $208,000 for the quarter and six months ended July 2, 2005, respectively. The net effect of correcting the errors identified as a result of the Audit Committee Investigation was a decrease in net income of approximately $258,000 or $0.03 per basic and diluted share and $374,000 or $0.04 per basic and diluted share for the quarter and six months ended July 2, 2005, respectively.
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

Related Party Transaction
On August 30, 2005, the Company entered into a twelve year lease for 100% of the space in a building in Anderson, South Carolina with a company in which Mr. Kuttner and Mr. Clayton are the beneficial owners with a commencement date of February 1, 2006. During the fourth quarter of 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease.
New Facility Lease and Related Credit Agreement Amendment
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
In connection with the new facility lease, the Company entered into Amendment No. 6 to the Credit Agreement (“Amendment No. 6”) with respect to the Credit Facility. Pursuant to Amendment No. 6, the Banks and the Company agreed that the expenditure by the Company of up to an aggregate of $8,500,000, net of landlord allowances, for tenant improvements to the leased premises (in addition to certain tenant improvements to the leased premises to be funded by the landlord) will not be deemed to be “Consolidated Capital Expenditures” within the meaning of the Credit Agreement for purposes of determining the Company’s compliance with the consolidated fixed charge coverage ratio and the restriction on capital expenditures under the Credit Agreement.
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
RESULTS OF OPERATIONS
At the beginning of the fourth quarter of 2005 the Company acquired the “David Brooks” trademark, inventory, and certain other assets from Kellwood Company, and on January 5, 2006, the Company acquired all of the assets and assumed primarily all of the liabilities of Shane Hunter, a San Francisco based apparel business, and on May 20, 2006 the Company acquired Marisa Christina, Incorporated, an apparel business located in New Jersey. In the following discussion the activities of these three operations are collectively referred to as the Company’s “acquired business.” The activity of the Company’s business which continued from the previous year is referred to as the Company’s “existing business.”
Three Months Ended July 1, 2006 and July 2, 2005
Net Sales
Net sales increased 28.0% to $49,441,000 compared with $38,636,000 for the same period last year. Net sales from the Company’s acquired business contributed approximately $17,582,000 to the net sales for the current period. The $6,777,000 decrease in the Company’s existing business resulted from an 87,000 dozen decrease in unit volumes slightly offset by an approximately 6.9% increase in the net selling price. A decline in 2006 shipments to several customers primarily of the private label business for the women’s related separates division accounted for the decrease in existing business net sales in the current quarter compared with the same period in 2005. The women’s related separates division annual net sales in 2006, when reported, will be lower than 2005 due to such decline.

Gross Profit
Gross profit as a percentage of net sales was 22.6% for the quarter ended July 1, 2006 compared with 22.3% for the same period last year. Gross profit from the acquired business contributed approximately $3,516,000 to our gross profit, and as a percentage of net sales from the acquired business was 20.0% in the current period. The existing business gross profit as a percentage of net sales increased to 24.1% as the result of the increase in the net selling price in the current quarter.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were $16,853,000 versus $13,824,000 for the same period last year. The SG&A expenses in the current period for the acquired business were approximately $4,070,000. Excluding expenses related to the acquired business, the $1,041,000 decrease in existing business SG&A expenses was principally in relation to cost cutting in the private label business in the women’s related separates division in response to the decline in net sales in the current period. The Company expects 2006 existing business SG&A, as compared to 2005, to continue to decline as costs were reduced in response to the anticipated loss of revenues associated with the private label business in the division.
Investigation, Restatement, and Related Expenses
Expenses related to the Audit Committee Investigation were approximately $421,000 in the current quarter. Expenses related to the Audit Committee Investigation, consisting primarily of professional fees, are expected to increase considerably in the third and fourth quarters of 2006 and continue to be significant into fiscal year 2007.
Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons. Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as “recovery of improper payments” in the consolidated statement of income for the quarter ended July 2, 2005, due to the unusual nature of the item. Included in this settlement is $1,391,000 from one of the former employees related to an employment contract termination recorded in the fourth quarter of 2004.
Income Taxes
Due to the operating loss, the Company recorded an income tax benefit of $3,361,000 compared with an expense of $527,000 for the same period last year. The effective income tax rate was 60.4% compared with 42.1% for the same period last year. The increase in the effective tax rate as compared with the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement coupled with an expected decline in pre-tax income in the current fiscal year.
Extraordinary Income
The Company determined an overall asset value for Marisa Christina of $6,634,000, which exceeded the purchase price of $4,834,000 and resulted in extraordinary gain from the acquisition in the amount of $1,800,000. See Note 8 — Acquisitions to the Consolidated Financial Statements and Acquisitions above.

Six Months Ended July 1, 2006 and July 2, 2005
Net Sales
Net sales increased 20.9% to $116,929,000 compared with $96,713,000 for the same period last year. Net sales from the Company’s acquired business contributed approximately $36,582,000 to the net sales in the current period. The $16,366,000 decrease in the Company’s existing business resulted from a 172,000 dozen decrease in unit volumes slightly offset by an approximately 3.1% increase in the net selling price. A decline in 2006 shipments to several customers primarily of the private label business of the women’s related separates division accounted for the majority of the decrease in existing business net sales in the current period compared with the same period in 2005. The women’s related separates division’s private label annual net sales in 2006, when reported, will be lower than 2005 due to such decline. The decline in the existing business unit volume also resulted from reduced net sales of women’s sweaters, primarily related to lower 2006 spring volume as compared with the same period in 2005.
Gross Profit
Gross profit as a percentage of net sales was 23.0% for the six months ended July 1, 2006 compared with 23.7% for the same period last year. Gross profit from the acquired business contributed approximately $8,606,000 to our gross profit, and as a percentage of net sales from the acquired business was 23.2% in the current period. The existing business gross profit as a percentage of net sales decreased to 22.8% as the result of lower volumes spread over fixed costs and a product mix generating lower margins.
Selling, General, and Administrative Expenses
SG&A expenses were $34,301,000 versus $27,357,000 for the same period last year. The SG&A expenses in the current period for the acquired business were approximately $8,378,000. Excluding expenses related to the acquired business, the $1,434,000 decrease in the existing business SG&A expenses was principally in relation to cost cutting in the private label business division in response to the decline in net sales in the current period. The Company expects 2006 existing business SG&A, as compared to 2005, to continue to decline as costs were reduced in response to the anticipated loss of revenues associated with the private label business in the division.
Investigation, Restatement, and Related Expenses
Expenses related to the Audit Committee Investigation were approximately $421,000 in the six months ended July 1, 2006. Expenses related to the Audit Committee Investigation, consisting primarily of professional fees, are expected to increase considerably in the third and fourth quarters of 2006 and continue to be significant into fiscal year 2007.
Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons. Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as “recovery of improper payments” in the consolidated statement of income for the six months ended July 2, 2005, due to the unusual nature of the item. Included in this settlement is $1,391,000 from one of the former employees related to an employment contract termination recorded in the fourth quarter of 2004.
Income Taxes
Due to the operating loss, the Company recorded an income tax benefit of $3,992,000 compared with an expense of $967,000 for the same period last year. The effective income tax rate was 60.4% compared with 41.6% for the same period last year. The increase in the effective tax rate as compared with the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement coupled with an expected decline in pre-tax income in the current fiscal year.
Extraordinary Income
The Company determined an overall asset value for Marisa Christina of $6,634,000, which exceeded the purchase price of $4,834,000 and resulted in extraordinary gain from the acquisition in the amount of $1,800,000. See Note 8 — Acquisitions to the Consolidated Financial Statements and Acquisitions above.

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
Net cash used in operating activities was $31,021,000 for the six months ended July 1, 2006 as compared with $23,961,000 for the same period last year. The increase in cash used in the current period was primarily due to the reduction in current liabilities in the current period versus an increase in current liabilities in the same period of the prior year.
Net cash used in investing activities was $1,836,000 for the six months ended July 1, 2006 as compared with net cash provided in investing activities of $42,572,000 for the same period last year. The change was the result of net proceeds of $44,394,000 from the sale of short term investments in the prior period.
Net cash used in financing activities was $13,370,000 for the six months ended July 1, 2006 compared with $2,348,000 for the same period last year. The change was primarily due to $12,775,000 paid for factor advances of an acquired business, which were part of its assumed liabilities.
The Company maintains a Revolving Credit Agreement (“Credit Facility”) with six participating commercial banks, with HSBC Bank USA as agent. The Credit Facility, which matures on December 31, 2007, provides for secured borrowings up to $100,000,000 in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100,000,000 less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable; cash deposited in a pledged account; 50% of eligible inventory (subject to seasonal limits); and 50% of outstanding eligible letters of credit issued pursuant to the Credit Facility, plus seasonal over advances in the periods of highest requirements. Advances under the Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, cash deposited in a pledged account, inventory, and a pledge of the common stock of the subsidiaries. At July 1, 2006, the Company had no cash deposited in a pledged account, no outstanding borrowings, and $62,393,000 outstanding under letters of credit. At July 1, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $22,257,000.
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
The Credit Facility contains an aggregate limit of $10,000,000 on the repurchase of the Company’s common stock. As of July 1, 2006, the Company had repurchased a net amount of $8,661,000 of its common stock. In addition, on April 26, 2006, the Board of the Company approved the repurchase of up to 1,000,000 shares of the Company’s outstanding stock. Repurchases of shares of the Company’s common stock under this plan were suspended upon the commencement of the Audit Committee Investigation.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June of 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements.
In November of 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP No. 123(R)-3”) FSP No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company adopted FSP No. 123(R)-3 in the first quarter of 2006 and implemented the method contained in the original announcement and it did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In June of 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No.109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.
In September of 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on our financial statements, but does not expect it to have a material impact on its financial statements.
On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB 108 is not expected to have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk in the area of changing interest rates. The Company is also exposed to market risk due to increased costs of its products. During the first nine months of fiscal year 2006, there were no significant changes in the Company’s exposure to market risks. See Item 7A in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 31, 2007, for a discussion regarding the Company’s exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on the Company’s variable rate debt (borrowings under the Credit Facility) would have had no effect in the three and six month periods ended July 1, 2006 and July 2, 2005 due to the fact that there were no short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that were in place as of July 1, 2006. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses that management identified in our internal controls over financial reporting as of December 31, 2005, which were not remediated as of July 1, 2006, our disclosure controls and procedures were not effective as of July 1, 2006.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.
In connection with the evaluation described above, the Company’s present management identified material weaknesses as of December 31, 2005, which were not remediated as of July 1, 2006, in the following areas:
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended July 1, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
Subsequent to July 1, 2006, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of July 1, 2006. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management:
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
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to July 1, 2006 will continue to be performed in the future to ensure these matters are remediated. The Company has not yet completed its evaluation of internal controls as to their effectiveness for the year ended December 31, 2006.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of litigation and certain related matters, please see Note 9 of Part I, FINANCIAL INFORMATION Item 1, entitled Subsequent Events, and Part I, Item 2 entitled Legal and Compliance Matters under Restatements and Related Matters.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as set forth in the Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
April 2 – April 28, 2006	13,100	$19.98	13,100
May 1 – May 31, 2006	—	—	—
June 1 – June 30, 2006	—	—	—

Total	13,100	$19.98	13,100	44,621

Note: These repurchases were made under a plan announced on May 9, 2005 for the repurchase of up to 400,000 shares of common stock. On April 26, 2006, the Board approved the repurchase of 1,000,000 additional shares of common stock of the Company. The plan does not have an expiration date. The Company suspended purchases under this plan upon the commencement of the Audit Committee Investigation.
Item 3. Defaults Upon Senior Securities.
During the 2006 quarter covered by this report, there were no defaults upon the Company’s senior securities. For a discussion of certain waivers and amendments to the credit facility subsequent to July 1, 2006, see Note 9 of Part I, Item 1, entitled Subsequent Events, and Part I, Item II, entitled Revolving Credit Facility Extension under Restatements and Related Matters.
Item 4. Submission of Matters to a Vote of Security Holders.
At the Annual Meeting of Stockholders held on May 18, 2006, a proposal was submitted to the vote of stockholders for the election of five directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected and qualified. The results of the vote were as follows:

Election as Director	For	Withheld
Ludwig Kuttner	6,266,853	9,181
Joel Goldberg	6,055,138	220,896
Michael Jackson	6,058,538	217,496
Harvey Sperry	5,994,992	281,042
Irwin Winter	5,991,092	284,942
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