Form 10-Q
period 2006-09-30
HAMPSHIRE GROUP LTD
filed 2007-08-09
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(864) 231-1200
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2007: 7,860,105

EXPLANATORY NOTE
On November 9, 2006, we filed a Form NT 10-Q indicating that we would not be able to file our Form 10-Q for the quarterly period ended September 30, 2006 pending completion by the Audit Committee of the Board of Directors (“Audit Committee”) of an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K/A”) to, among other things, restate its consolidated financial statements for the three years then ended. The Form 10-K/A includes restated unaudited quarterly financial information for all quarters of 2005. Consistent with the restated unaudited quarterly financial information in the Form 10-K/A, the financial statements for the three and nine months ended October 1, 2005 included in this Quarterly Report on Form 10-Q have been restated. For additional information on the restatement and other adjustments and reclassifications, see Note 2 to the financial statements included in Part I, Item 1 in this Form 10-Q.

i

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2006

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$428	$65,791
Short-term investments	—	10,054
Accounts receivable, net	83,457	27,997
Other receivables	320	864
Inventories, net	56,251	13,960
Deferred tax assets	9,643	9,468
Other current assets	1,524	1,121

Total current assets	151,623	129,255
Fixed assets, net	2,007	2,056
Goodwill	8,392	8,392
Deferred compensation funds invested in trading securities	3,019	2,243
Other assets	4,956	568

Total assets	$169,997	$142,514

Current liabilities:
Current portion of long-term debt	$46	$46
Borrowings under credit facility	10,400	—
Accounts payable	23,332	9,337
Accrued expenses and other liabilities	28,656	27,142

Total current liabilities	62,434	36,525

Long-term debt less current portion	27	61
Deferred tax liabilities	—	198
Deferred compensation	3,637	2,765
Other long term liabilities	190	—

Total liabilities	66,288	39,549

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at September 30, 2006 and December 31, 2005	824	824
Additional paid-in capital	35,038	34,824
Retained earnings	76,508	75,481
Treasury stock, 394,379 shares and 370,679 shares at cost at September 30, 2006 and December 31, 2005, respectively	(8,661)	(8,164)

Total stockholders’ equity	103,709	102,965

Total liabilities and stockholders’ equity	$169,997	$142,514

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
		(Restated,		(Restated,
		see Note 2)		see Note 2)
	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share data)	2006	2005	2006	2005
Net sales	$112,622	$123,592	$229,551	$220,305
Cost of goods sold	82,610	93,492	172,607	167,254

Gross profit	30,012	30,100	56,944	53,051
Selling, general, and administrative expenses	21,124	18,286	55,425	45,643
Investigation, restatement, and related expenses	4,046	—	4,467	—
Recovery of improper payments	—	—	—	(6,013)

Income (loss) from operations	4,842	11,814	(2,948)	13,421
Other income (expense):
Interest income	80	153	1,110	1,102
Interest expense	(74)	(106)	(101)	(365)
Other, net	(5)	53	177	81

Income (loss) before income taxes and extraordinary item	4,843	11,914	(1,762)	14,239
Provision (benefit) for income taxes	2,927	5,653	(1,065)	6,620

Income (loss) before extraordinary item	1,916	6,261	(697)	7,619
Extraordinary item – gain on acquisition	—	—	1,800	—

Net income (loss)	$1,916	$6,261	$1,103	$7,619

Income (loss) per share before extraordinary item:
Basic	$0.24	$0.77	$(0.09)	$0.93

Diluted	$0.24	$0.77	$(0.09)	$0.93

Income per share from extraordinary item:
Basic	$—	$—	$0.23	$—

Diluted	$—	$—	$0.23	$—

Net income (loss) per share:
Basic	$0.24	$0.77	$0.14	$0.93

Diluted	$0.24	$0.77	$0.14	$0.93

Weighted average number of shares outstanding: (1)
Basic weighted average number of common shares outstanding	7,849	8,155	7,857	8,180

Diluted weighted average number of common shares outstanding	7,856	8,166	7,864	8,196

(1)	Weighted average number of shares outstanding and net income (loss) per share reflects the two-for-one stock split effective June 28, 2005.
See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2005	8,243,784	824	34,824	75,481	370,679	(8,164)	102,965
Net loss	—	—	—	1,103	—	—	1,103
Purchases of treasury stock	—	—	—	—	28,100	(593)	(593)
Shares issued under the Company stock plans	—	—	—	(76)	(4,400)	96	20
Tax benefit of options exercised, as restated	—	—	214	—	—	—	214

Balance at September 30, 2006	8,243,784	$824	$35,038	$76,508	394,379	$(8,661)	$103,709

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
		(Restated,
		see Note 2)
(In thousands)	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net (loss) income	$1,103	$7,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary gain on acquisition	(1,800)	—
Depreciation and amortization	1,042	693
Loss on disposition of fixed assets	10	—
Deferred income tax provision, net	633	441
Deferred compensation expense, net	753	714
Tax benefit of stock options exercised	214	317
Changes in operating assets and liabilities:
Receivables, net	(42,404)	(54,887)
Inventories, net	(31,699)	(37,789)
Other assets	(1,824)	(1,079)
Current liabilities	5,475	15,204

Net cash provided by (used in) continuing operating activities	(68,497)	(68,767)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	10,395	76,867
Purchases of short-term investments	(341)	(27,427)
Proceeds from sales of securities for deferred compensation	(657)	(1,800)
Cash used for business acquisitions, net of cash acquired	(2,768)	—
Capital expenditures	(535)	(1,185)
Proceeds on the disposition of fixed assets	22	—

Net cash provided by (used in) continuing investing activities	6,116	46,455

Cash flows from financing activities:
Proceeds from credit facility	20,800	—
Repayments of credit facility	(10,400)	—
Advances repaid to factor	(12,775)	—
Purchase of treasury stock, net	(593)	(985)
Repayment of long-term debt	(34)	(2,858)
Proceeds from issuance of stock under the Company stock plans	20	439

Net cash provided by (used in) continuing financing activities	(2,982)	(3,404)

Net increase (decrease) in cash and cash equivalents	(65,363)	(25,716)
Cash and cash equivalents at beginning of period	65,791	31,214

Cash and cash equivalents at end of period	$428	$5,498

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
Stock Options
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“FAS”) No. 123(R), “Share-Based Payment” (“FAS 123R”). This Statement is a revision of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. FAS No. 123(R) was effective for interim or annual reporting periods beginning on or after January 1, 2006. The Company recorded no expense related to FAS No. 123(R) as there were no options granted to employees during the quarter and nine periods ended September 30, 2006 or the years ended December 31, 2005 and 2004 and 2,000 options were granted during the year ended December 31, 2003. The expense for previously granted unvested options during the quarter and nine month periods ended September 1, 2006 was immaterial to the Company’s financial position, results of operations, and cash flows.
Recent Accounting Standards
In June of 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements.
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
Note 2 – Restatement of Previously Issued Financial Statements
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors (“Audit Committee) commenced an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management. The Audit Committee retained external legal counsel to conduct the investigation. Pending the outcome of the investigation, the Board of Directors (“Board”) placed Ludwig Kuttner, the Company’s Chief Executive Officer; Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer; Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer; and two personal assistants on administrative leave.
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
The SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”) are currently investigating certain issues identified during the Audit Committee Investigation. For the quarter and nine month period ended September 30, 2006, the Company had incurred fees and expenses of approximately $4,046,000 and $4,467,000, respectively, in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC’s and the U.S. Attorney’s Office, and related matters. The expenses are listed as “Investigation, restatement, and related expenses” in the Statement of Operations.

Restatement Adjustments for the Quarter and Nine Months Ended October 1, 2005
Tax (non-income) Liabilities
The improperly reimbursed expense reports of Mr. Kuttner brought about the review of expense reimbursements to other employees, and the Company determined that certain expenses were not a part of an accountable plan under Internal Revenue Service (“IRS”) regulations and that the Company would likely incur tax liabilities related to payroll tax withholdings. Employee benefit plans were reviewed as part of the investigation and determined that certain employee deferred compensation plans may not have met regulatory criteria and that the Company would likely incur tax liabilities related to payroll tax withholdings. In addition, certain other likely non-income tax liabilities were identified as part of the investigation. Adjustments were recorded as a result of the findings that increased selling, general, and administrative expenses, which totaled approximately $144,000 and $445,000 for the quarter and nine months ended October 1, 2005, respectively.
Expense Accruals
The Audit Committee Investigation included the review of expense recognition and the corresponding accrued liabilities. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Vendor rebates on unsold accessories improperly overstated selling, general, and administrative expenses totaling approximately $152,000 and certain other expenses were under accrued by approximately $96,000 resulting in reduction of approximately $56,000 of selling, general, and administrative expenses in the quarter ended October 1, 2005. These items resulted in additional costs of approximately $225,000 for the nine months ended October 1, 2005.
Income Taxes and Net Income
Income tax benefits related to the adjustments were approximately $578,000 and $370,000 for the quarter and nine months ended October 1, 2005, respectively. The net effect of correcting the errors identified as a result of the Audit Committee Investigation was a decrease in net income of approximately $666,000 or $0.08 per basic and per diluted share and $1,040,000 or $0.13 per basic and $0.12 per diluted share for the quarter and nine months ended October 1, 2005, respectively.

Unaudited Condensed Consolidated Statements of Operations Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of operations for the quarter ended October 1, 2005:

	As Previously	Restatement
(In thousands, except per share data)	Reported	Adjustments	Restated
Net sales	$123,592	$—	$123,592
Cost of goods sold (a)	93,659	(167)	93,492

Gross profit	29,933	167	30,100
Selling, general, and administrative expenses (a)	18,031	255	18,286
Recovery of improper payments	—	—	—

Income from operations	11,902	(88)	11,814
Other income (expense):
Interest income	153	—	153
Interest expense	(106)	—	(106)
Other, net	53	—	53
Non-recurring income	—	—	—

Income before income taxes	12,002	(88)	11,914
Provision for income taxes	5,075	578	5,653

Net income	$6,927	$(666)	$6,261

Net income per share:
Basic	$0.85	$(0.08)	$0.77

Diluted	$0.85	$(0.08)	$0.77

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	8,155	—	8,155

Diluted weighted average number of common shares outstanding (b)	8,186	(20)	8,166

The Company also changed the classification of certain financial statement amounts and changed certain share amounts, which are described in the following notes:
(a)	Vendor rebates for approximately $167 on accessories were reclassified from selling, general, and administrative expenses to cost of goods sold.

(b)	Approximately 39,100 options that expired in May of 2004 were improperly included as part of the diluted weighted average number of common shares outstanding.

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of operations for the nine months ended October 1, 2005:

	As Previously	Restatement
(In thousands except per share data)	Reported	Adjustments	Restated
Net sales	$220,305	$—	$220,305
Cost of goods sold (a)	167,433	(179)	167,254

Gross profit	52,872	179	53,051
Selling, general, and administrative expenses (b)	43,403	2,240	45,643
Recovery of improper payments (b)	—	(6,013)	(6,013)

Income from operations	9,469	3,952	13,421
Other income (expense):
Interest income	1,102	—	1,102
Interest expense	(365)	—	(365)
Other, net	81	—	81
Non-recurring income (b)	4,622	(4,622)	—

Income before income taxes	14,909	(670)	14,239
Provision for income taxes	6,250	370	6,620

Net income	$8,659	$(1,040)	$7,619

Net income per share:
Basic	$1.06	$(0.13)	$0.93

Diluted	$1.05	$(0.12)	$0.93

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	8,180	—	8,180

Diluted weighted average number of common shares outstanding (c)	8,216	(20)	8,196

The Company also changed the classification of certain financial statement amounts and changed certain share amounts, which are described in the following notes:
(a)	Vendor rebates for approximately $179 on accessories were reclassified from selling, general, and administrative expenses to cost of goods sold.

(b)	A settlement received of $6,013 net of expenses incurred was reclassified as “recovery of improper payments” from non-recurring income of $4,622 and selling, general, and administrative expenses of $1,391.

(c)	Approximately 39,100 options that expired in May of 2004 were improperly included as part of the diluted weighted average number of common shares outstanding.

Unaudited Condensed Consolidated Statements of Cash Flows Adjustments
The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended October 1, 2005:

	As Previously	Restatement
(In thousands)	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$8,659	$(1,040)	$7,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	693	—	693
Deferred income tax benefit (a)	—	441	441
Deferred compensation expense, net	1,041	(327)	714
Tax benefit of stock options exercised (a)	—	317	317
Changes in operating assets and liabilities:
Receivables, net	(54,887)	—	(54,887)
Inventories, net	(37,934)	145	(37,789)
Other assets (a)	701	(1,780)	(1,079)
Current liabilities (a)	12,956	2,248	15,204

Net cash provided by (used in) operating activities	(68,771)	4	(68,767)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	76,867	—	76,867
Purchases of short-term investments	(27,427)	—	(27,427)
Purchase of securities in deferred compensation fund (a)	(1,796)	(4)	(1,800)
Capital expenditures	(1,185)	—	(1,185)

Net cash provided by (used in) investing activities	46,459	(4)	46,455

Cash flows from financing activities:
Proceeds from line of credit	—	—	—
Repayment of line of credit	—	—	—
Repayment of long-term debt	(985)	—	(985)
Purchase of treasury stock, net	(2,858)	—	(2,858)
Proceeds from issuance of treasury stock	439	—	439

Net cash provided by (used in) financing activities	(3,404)	—	(3,404)

Net increase (decrease) in cash and cash equivalents	(25,716)	—	(25,716)
Cash and cash equivalents at beginning of period	31,214	—	31,214

Cash and cash equivalents at end of period	$5,498	$—	$5,498

In addition to the restatement items discussed above, the Company also changed the classification of certain financial statement amounts, which are described in the following note:
(a)	Reclassifications made for items previously shown on a net basis.

Note 3 – Inventories
Inventories consist of the following:

(In thousands)	September 30, 2006	December 31, 2005
Finished goods	$64,281	$17,347
Work-in-process	469	—
Raw materials and supplies	1,102	70

Total cost	65,852	17,417
Less: reserves	(9,601)	(3,457)

Inventory, net	$56,251	$13,960

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
Advances under the Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At September 30, 2006, the Company had outstanding borrowings of $10,400,000 and $36,252,000 outstanding under letters of credit under its revolving line of credit. At September 30, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $53,348,000.
The Credit Facility contains financial covenants and covenants that restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio and limit capital expenditures, restricted payments to a specified maximum amount, and requires the Company to provide periodic financial statements to the banks.. The repurchase of the Company’s common stock is limited to an aggregate of $10,000,000. As of September 30, 2006, the Company was in compliance with the financial performance covenants and restrictions. See Note 9 – Subsequent Events regarding covenant waivers.

Note 5 – Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income or loss) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Quarter ended September 30, 2006:
Basic net income	$1,916	7,849	$0.24
Effect of dilutive securities:
Stock options	—	7	—

Diluted net income	$1,916	7,856	$0.24

Quarter ended October 1, 2005:
Basic net income	$6,261	8,155	$0.77
Effect of dilutive securities:
Stock options	—	11	—

Diluted net income	$6,261	8,166	$0.77

Nine months ended September 30, 2006:
Net loss before extraordinary item	$(697)	7,857	$(0.09)
Extraordinary item – gain on acquisition	1,800		0.23

Basic net income	$1,103	7,857	$0.14
Effect of dilutive securities:
Stock options	—	7	—

Diluted net income	$1,103	7,864	$0.14

Nine months ended October 1, 2005:
Basic net income	$7,619	8,180	$0.93
Effect of dilutive securities:
Stock options	—	16	—

Diluted net income	$7,619	8,196	$0.93

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
On April 26, 2006, the Board of the Company approved the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock through open market or privately negotiated transactions over an indefinite period. The Company suspended purchases under this program upon the commencement of the Audit Committee Investigation.

Note 7 – Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7,515,000 during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. At September 30, 2006, these matters remain unresolved.
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

(In thousands)	May 20, 2006
Assets
Cash and cash equivalents	$4,056
Accounts receivable, net	1,557
Inventories, net	892
Other current assets	384
Deferred tax assets	1,006

Total assets acquired	$7,895

Liabilities
Accounts payable	394
Accrued expenses and other liabilities	867

Total liabilities assumed	$1,261

Net assets acquired	$6,634
Purchase price	4,834

Extraordinary gain on acquisition	$1,800

In May of 2007, the Company made the determination to discontinue domestic operations and sales of Marisa Christina but continues to license the label internationally. In addition, the Company is evaluating strategic alternatives for this entity.
Note 9 — Subsequent Events
Audit Committee Investigation and Related Matters
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
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated its financial statements for the fiscal years ended December 31, 2005, 2004 and 2003. The Company has also amended its Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate its financial statements for the periods therein.
As of July 25, 2007, the Company entered into Waiver to Credit Agreement (the “ Waiver “) with respect to that certain Credit Agreement and Guaranty (the “Credit Facility”), dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, and July 11, 2007, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the banks, and the banks named therein (the “Banks”). Pursuant to the Waiver the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements according to the following schedule:

Report For Period Ended	Extended Delivery Date
April 1, 2006 (Restated)	August 15, 2007
July 1, 2006	August 15, 2007
September 30, 2006	August 15, 2007
December 31, 2006	August 31, 2007
March 31, 2007	September 28, 2007
June 30, 2007	October 31, 2007
In addition, to the extent a breach of a representation or other term of the Credit Facility is caused by the restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements are delivered in accordance with the rescheduled requirements and the restated financial statements do not demonstrate non-compliance with any financial covenant as of any quarter-end test date occurring subsequent to June 29, 2006. The Company was in compliance with financial covenants related to financial statements for quarter-end test dates subsequent to June 29, 2006.
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
Other Matters
On August 30, 2005, the Company entered into a twelve year lease for 100% of the space in a building in Anderson, South Carolina with a company in which Mr. Kuttner and Mr. Clayton are the beneficial owners commencing on February 1, 2007. During the fourth quarter of 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease.
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

In connection with the new facility lease, the Company entered into entered into Amendment No. 6 to the Credit Facility (“Amendment No. 6”) with respect to the Credit Facility. Pursuant to Amendment No. 6, the Banks and the Company agreed that the expenditure by the Company of up to an aggregate of $8,500,000, net of landlord allowances, for tenant improvements to the leased premises (in addition to certain tenant improvements to the leased premises to be funded by the landlord) will not be deemed to be “Consolidated Capital Expenditures” within the meaning of the Credit Facility for purposes of determining the Company’s compliance with the consolidated fixed charge coverage ratio and the restriction on capital expenditures under the Credit Facility.

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

RESTATEMENTS AND RELATED MATTERS
On June 22, 2006, the Company announced that the Audit Committee of its Board of Directors (“Board”) commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting and accounting for expense reimbursements, in each case involving certain members of the Company’s management. The Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the Board placed Ludwig Kuttner, the Company’s Chief Executive Officer, Charles Clayton, the Company’s Executive Vice President, Treasurer and former Chief Financial Officer, Roger Clark, the Company’s Vice President of Finance and Principal Accounting Officer, and two personal assistants on administrative leave.
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
In of February 2007, the Company entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve income nexus tax liabilities. The total amount of these settlements was approximately $805,000 including interest.
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
Restatement Adjustments for the Quarter and Nine Months Ended October 1, 2005
Tax (non-income) Liabilities
The improperly reimbursed expense reports of Mr. Kuttner brought about the review of expense reimbursements to other employees, and the Company determined that certain expenses were not a part of an accountable plan under Internal Revenue Service (“IRS”) regulations and that the Company would likely incur tax liabilities related to payroll tax withholdings. Employee benefit plans were reviewed as part of the investigation and determined that certain employee deferred compensation plans may not have met regulatory criteria and that the Company would likely incur tax liabilities related to payroll tax withholdings. In addition, certain other non-income tax liabilities were identified as part of the investigation. Adjustments were recorded as a result of the findings that increased selling, general, and administrative expenses, which totaled approximately $144,000 and $445,000 for the quarter and nine months ended October 1, 2005, respectively.

Expense Accruals
The Audit Committee Investigation included the review expense recognition and the corresponding accrued liabilities. Accruals related to employee bonuses, employee benefit plans, professional fees, royalties, and receipt of vendor products were recorded in periods prior or subsequent to the period in which the liability was incurred. Vendor rebates on unsold accessories were improperly recognized as a reduction of selling, general, and administrative expenses totaling approximately $152,000 and certain other expenses were under accrued by approximately $96,000 resulting in reduction of approximately $56,000 of selling, general, and administrative expenses in the quarter ended October 1, 2005. These items resulted in additional costs to pre tax income for approximately $225,000 for the nine months ended October 1, 2005.
Income Taxes and Net Income
Income tax benefits related to the adjustments were approximately $578,000 and $370,000 for the quarter and nine months ended October 1, 2005, respectively. The net effect of correcting the errors identified as a result of the Audit Committee Investigation was a decrease in net income of approximately $666,000 or $0.08 per basic and per diluted share and $1,040,000 or $0.13 per basic and $0.12 per diluted share for the quarter and nine months ended October 1, 2005, respectively.
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
Revolving Credit Facility Extension
As of March 30, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to that certain Credit Agreement and Guaranty (the “Credit Facility”), dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006 and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to, among other things, extend the term of the Facility to December 31, 2007.

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
New Facility Lease and Related Credit Facility Amendment
The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, New York on July 11, 2007. The office space addresses present as well as future operational needs and allows the consolidation of operations currently dispersed over a number of locations in New York, which will provide certain divisions with the opportunity to capitalize on synergies currently unavailable them. The Company believes that over the term of the lease its costs will be lower than had it elected to maintain the current leasing arrangements. The lease provides for minimum payments of $59,815,000 over the lease term, and the Company estimates capital expenditures related to the new facility will be made in fiscal year 2007 and fiscal year 2008 in an amount not to exceed $8,500,000, net of landlord allowances.
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

OVERVIEW
We are in the apparel business and conducts our business through four wholly owned subsidiaries: Hampshire Designers, which primarily designs and sells women’s and men’s sweaters; Item-Eyes, which designs and sells a broad line of women’s woven and knit related separates; SB Corporation, doing business as David Brooks, which designs and sells a “better” women’s product line; and Shane Hunter, which designs and sells apparel to mass retailers.
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
RESULTS OF OPERATIONS
At the beginning of the fourth quarter of 2005 the Company acquired the “David Brooks” trademark, inventory, and certain other assets from Kellwood Company, on January 5, 2006, the Company acquired all of the assets and assumed certain liabilities of Shane Hunter, a San Francisco based apparel business, and on May 20, 2006 the Company acquired Marisa Christina, Incorporated, an apparel business located in New Jersey. In the following discussion the activities of these three operations are collectively referred to as the Company’s “acquired business.” The activity of the Company’s business which continued from the previous year is referred to as the Company’s “existing business.”

Three Months Ended September 30, 2006 and October 1, 2005
Net Sales
Net sales decreased 8.9% to $112,622,000 compared with $123,592,000 for the same period last year. Net sales from the Company’s acquired business contributed approximately $15,586,000 to the net sales of the current period. The $26,556,000 decrease in the Company’s existing business from the prior period resulted from a 157,000 dozen decrease in unit volumes and a unit selling price decline of approximately 7.6%. A decline in 2006 shipments to several customers primarily of the private label business for women’s related separates division accounted for the majority of the decrease in existing business net sales in the current quarter compared with the same period in 2005. The women’s related separates division annual net sales in 2006, when reported, will be lower than 2005 due to such decline. Sweater volume was also lower in the current period due to product that shipped early in the fourth quarter as compared with the third quarter of the prior year.
Gross Profit
Gross profit as a percentage of net sales was 26.7% for the quarter ended September 30, 2006 compared with 24.4% for the same period last year. Gross profit from the acquired business contributed approximately $4,110,000 to our gross profit, and as a percentage of net sales was 26.4% in the current period. The existing business gross profit as a percentage of net sales increased to 26.7% as the result of a higher margin product mix in the current quarter as compared with the same period in the prior year.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were $21,124,000 versus $18,286,000 for the same period last year. The SG&A expenses in the current period for the acquired business were approximately $5,276,000. Excluding expenses related to the acquired business, the $2,438,000 decrease in existing business SG&A expenses was principally in relation to cost cutting in the private label business division in response to the decline in net sales in the current period. The Company expects 2006 existing business SG&A, as compared to 2005, to continue to decline as costs were reduced in response to the anticipated loss of revenues associated with the private label business in the division.
Investigation, Restatement, and Related Expenses
Expenses related to the Audit Committee Investigation were approximately $4,046,000 in the current quarter. Expenses related to the Audit Committee Investigation, consisting primarily of professional fees, are expected to continue to be significant in the fourth quarter of 2006 and into fiscal year 2007.
Income Taxes
The Company recorded an income tax provision of $2,927,000 compared with $5,653,000 for the same period last year. The effective income tax rate was 60.4% compared with 47.4% for the same period last year. The increase in the effective tax rate as compared with the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement coupled with an expected decline in pre tax income in the current fiscal year.
Nine Months Ended September 30, 2006 and October 1, 2005
Net Sales
Net sales increased 4.2% to $229,551,000 compared with $220,305,000 for the same period last year. Net sales from the Company’s acquired business contributed approximately $52,168,000. The $42,922,000 decrease in the Company’s existing business resulted from a 329,000 dozen decrease in unit volumes and a unit selling price decline of approximately 2.9%. A decline in 2006 shipments to several customers primarily of the private label business for women’s related separates division accounted for the majority of the decrease in existing business net sales in the current period compared with the same period in 2005. The women’s related separates division annual net sales in 2006, when reported, will be lower than 2005 due to such decline. Sweater volume was lower in the current period with a reduction in units shipped offset in part by an increase in average unit selling prices.
Gross Profit
Gross profit as a percentage of net sales was 24.8% for the nine months ended September 30, 2006 compared with 24.1% for the same period last year. Gross profit from the acquired business contributed approximately $12,716,000 to our gross profit, and as a percentage of net sales was 24.4% in the current period. The existing business gross profit as a percentage of net sales increased to 24.9% as the result of a higher margin product mix, particularly in the current quarter, as compared with the same period in the prior year.

Selling, General, and Administrative Expenses
SG&A expenses were $55,425,000 versus $45,643,000 for the same period last year. The SG&A expenses in the current period for the acquired business were approximately $13,654,000. Excluding expenses related to the acquired business, the existing business $3,872,000 decrease in SG&A expenses was principally in relation to cost cutting in the private label business division in response to the decline in net sales in the current period. The Company expects 2006 existing business SG&A, as compared to 2005, to continue to decline as costs were reduced in response to the anticipated loss of revenues associated with the private label business in the division.
Investigation, Restatement, and Related Expenses
Expenses related to the Audit Committee Investigation were approximately $4,467,000 in the nine months ended September 30, 2006. Expenses related to the Audit Committee Investigation, consisting primarily of professional fees, are expected to continue to be significant in the fourth quarter of 2006 and into fiscal year 2007.
Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons. Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as “recovery of improper payments” in the consolidated statement of income for the nine months ended October 1, 2005, due to the unusual nature of the item. Included in this settlement is $1,391,000 from one of the former employees related to an employment contract termination recorded in the fourth quarter of 2004.
Income Taxes
Due to the operating loss, the Company recorded an income tax benefit of $1,065,000 compared with an expense of $6,620,000 for the same period last year. The effective income tax rate was 60.4% compared with 46.5% for the same period last year. The increase in the effective tax rate as compared with the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement coupled with an expected decline in pre tax income in the current fiscal year.
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
Net cash provided by investing activities was $6,116,000 for the nine months ended September 30, 2006 as compared with $46,455,000 for the same period last year. The change was primarily the result of $49,440,000 of net short term investment proceeds in the prior period versus $10,054,000 of net short term investment proceeds in the current period.
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

Advances under the Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At September 30, 2006, the Company had outstanding borrowings of $10,400,000 and $36,252,000 outstanding under letters of credit and no cash deposited in a pledged account. At September 30, 2006, the Company had availability under the Revolving Credit Facility for borrowing of approximately $53,348,000.
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
The Credit Facility contains an aggregate limit of $10,000,000 on the repurchase of the Company’s common stock. As of September 30, 2006, the Company had repurchased a net amount of $8,661,000 of its common stock. In addition, on April 26, 2006, the Board of the Company approved the repurchase of up to 1,000,000 shares of the Company’s outstanding stock. Repurchases of shares of the Company’s common stock under this plan were suspended upon the commencement of the Audit Committee Investigation.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June of 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS 154 as it relates to the restatement discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk in the area of changing interest rates. The Company is also exposed to market risk due to increased costs of its products. During the first nine months of fiscal year 2006, there were no significant changes in the Company’s exposure to market risks. See Item 7A in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 31, 2007, for a discussion regarding the Company’s exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on the Company’s variable rate debt (borrowings under the Credit Facility) would have been minimal in the three months and the nine months ended September 30, 2006 and October 1, 2005 due to the negligible short-term borrowings during such periods
Item 4. Controls and Procedures.
Under the supervision and with the participation the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that were in place, as of September 30, 2006. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses that management identified in our internal controls over financial reporting as of December 31, 2005, which were not remediated as of September 30, 2006, our disclosure controls and procedures were not effective at a reasonable level as of September 30, 2006.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.
In connection with the evaluation described above, the Company’s present management identified material weaknesses as of December 31, 2005, which were not remediated as of September 30, 2006, in the following areas:
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
Changes in Internal Control Over Financial Reporting
There were significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as outlined in “Remediation of Material Weaknesses in Internal Controls Over Financial Reporting.”
Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
During the quarter ended September 30, 2006, the Company was actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management:
•	With respect to the control environment material weakness, the Company terminated the employment of two members of former management who were responsible for the preparation of financial statements.
Subsequent to September 30, 2006, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of September 30, 2006. These remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by the Company’s management:
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
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to September 30, 2006 will continue to be performed in the future to ensure these matters are remediated. The Company has not yet completed its evaluation of internal controls as to their effectiveness for the year ended December 31, 2006.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of litigation and certain related matters, please see Note 9 of PART I. FINANCIAL INFORMATION, Item 1, entitled Subsequent Events, and Part I, Item 2 entitled Legal and Compliance Matters under Restatements and Related Matters.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as set forth in the Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under Such Plans or
Period	Purchased	per Share	or Programs	Programs
July 3 – July 28, 2006	—	—	—
July 31 – Sept. 1, 2006	—	—	—
Sept. 4 – Sept. 30, 2006	—	—	—

Total	—	—	—	44,621

Note: Repurchases are made under a plan announced on May 9, 2005 for the repurchase of up to 400,000 shares of common stock. On April 26, 2006, the Board approved the repurchase of 1,000,000 additional shares of common stock of the Company. The plan does not have an expiration date. The Company suspended purchases under this plan upon the commencement of the Audit Committee Investigation.
Item 3. Defaults Upon Senior Securities.
During the 2006 quarter covered by this report, there were no defaults upon the Company’s senior securities. For a discussion of certain waivers and amendments to the credit facility subsequent to September 30, 2006, see Note 9 of Part I, Item 1, entitled Subsequent Events, and Part I, Item II, entitled Revolving Credit Facility Extension under Restatements and Related Matters.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a)	The following exhibits are filed as part of this Report:
10.1 Amendment No. 3 and Waiver, dated as of August 8, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended December 29, 2004 and November 10, 2005, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 9, 2006).
10.2 Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).
10.3 Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).
10.4 Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).
10.5 Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).
10.6 Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).
10.7 Employment Agreement, dated as of September 14, 2006, by and between Hampshire Group, Limited and Jeffrey Meier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 19, 2006).
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