Form 10-K
period 2006-12-31
HAMPSHIRE GROUP LTD
filed 2007-09-14
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(Title of Class)
Common Stock, $0.10 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark the whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 1, 2006, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $87,296,020. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq Global Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.
Number of shares of Common Stock outstanding as of August 31, 2007: 7,860,105

EXPLANATORY NOTE
We were not able to file our Form 10-K for the year ended December 31, 2006 pending the completion by the Audit Committee of the Board of Directors (“Audit Committee”) of an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of Hampshire Group, Limited’s management. The finding of the Audit Committee Investigation resulted in, among other things, our terminating the employment of certain former members of management. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K/A”) to, among other things, restate its consolidated financial statements for the three years then ended. On August 9, 2007, the Company filed Amendment No. 2 to its Form 10-Q for the fiscal quarter ended April 1, 2006 and also filed Forms 10-Q for the fiscal quarters ended July 1, 2006 and September 30, 2006. For additional information on the restatement and other adjustments and reclassifications, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters and Note 16 to the financial statements included in Part II, Item 8. in this Form 10-K.

HAMPSHIRE GROUP, LIMITED
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

i

“SAFE HARBOR” STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our the forward looking statements include, but are not limited to, those described under “Risk Factors” set forth in Item 1A of this Annual Report.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.
As used herein, except as otherwise indicated by the context, the terms “Hampshire” and “Company” are used to refer to Hampshire Group, Limited and its wholly-owned subsidiaries.

ii

PART I.
Item 1. Business.
Company Overview
General
Hampshire Group, Limited is a holding company that designs and markets apparel through four wholly-owned subsidiaries: Hampshire Designers, Inc.; Item-Eyes, Inc.; SB Corporation (doing business as David Brooks); and Shane Hunter, Inc. The Company was established in 1977.
We believe that the Company, through its Hampshire Designers and other divisions, is one of the largest designers and marketers of sweaters for women and men in North America. Item-Eyes is a leading designer and marketer of related separates for women. David Brooks, which we acquired in October 2005, designs and markets a range of women’s sportswear for the “better” market. Shane Hunter, which we acquired in January 2006, designs and markets apparel in children, juniors, missy, petite, and maternity sizes to mass merchant retailers.
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, mass market retailers and specialty stores. All of our divisions source the manufacture of their products through quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.
Strengths and Strategy
Our primary strength is our ability to design, develop, source, and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities which permit us to deliver quality merchandise at a competitive price to our markets, which are primarily located within the United States.
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
Products
We have significantly expanded and diversified our product lines. In the 1990s, our product line primarily consisted of women’s full-fashion, Luxelon® (acrylic yarn) sweaters marketed under the Designers Originals® label. Although Designers Originals®, which celebrated its 50th anniversary in 2006, remains an important brand for us, our expanded product line permits us to supply many more departments of our existing customers and helps us attract new customers.
Hampshire Designers - Hampshire Designers serves the entire market of sweaters from “better” down through the mass merchant market. For women, in addition to the Designers Originals® line, we offer sweaters under the brands Hampshire Studio®, Mercer Street Studio®, Spring + Mercer®, and Levi’s®, as well as various private labels of our customers. Hampshire Studio® and Mercer Street Studio® are labels used for specific customers on distinct lines of sweaters. Spring + Mercer® is a new line of sweaters that we introduced during 2006 that features more contemporary styling.

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
Item-Eyes - Item-Eyes offers related sportswear, including jackets, sweaters, pants, skirts and “soft dressing”, targeted toward the moderate market under labels such as Requirements®, RQT by Requirements®, R.E.Q. by Requirements®, Tara Ryan®, and Nouveaux®, as well as the private labels of our customers.
David Brooks - David Brooks offers a complete line of classic American sportswear to the women’s “better” market, including jackets, sweaters, knits, wovens and bottoms, under both the David Brooks® label and the private labels of our customers.
Shane Hunter - Shane Hunter offers apparel in children, junior, missy, petite, and maternity sizes to mass merchant retailers under the private labels of our customers as well as our own Aqua-Blues® label.
Customers
We have long term relationships with many of our customers. We sell our products principally into the moderate-price sector of most major department stores and mass merchants in the United States and also to specialty retail stores and catalog companies. Over the past few years, we have seen a decrease in the number of our significant customers due to the consolidation of the retail industry. Sales to our four largest customers, Kohl’s Department Stores, Target Stores, JC Penney Company and Federated Department Stores during 2006, represented 13%, 12%, 12% and 11%, respectively, of total annual sales. These same four customers represented 26%, 0%, 7% and 6%, respectively, of total sales during 2005; and 18%, 0%, 9% and 6%, respectively, of total sales during 2004. For each of the last three years, more than 99% of our sales were to customers located in the United States. Sales outside of the United States were principally to a customer in Canada.
Suppliers
We primarily use foreign suppliers for our raw materials and the manufacture of our products. During fiscal 2006, the majority of our products were produced by independent manufacturers located in the People’s Republic of China.
Competition
The apparel market remains highly competitive. Competition is primarily based on product design, price, quality, and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from manufacturers located in Southeast Asia. We also compete for private label programs with the internal sourcing departments of many of our customers.
Our ability to compete is enhanced by our in house design abilities and our international sourcing relationships. Our strong financial position, including significant liquid assets and low debt, further enhances our ability to compete. Our launch of Spring + Mercer® for women is the most recent example of our ongoing efforts to deploy our financial resources in a manner that helps us to enhance our competitiveness by broadening our apparel offering and product lines to reach different markets.
Seasonality
Although we sell apparel throughout the year, our business is highly seasonal with more than 66% of annual sales for fiscal 2006 occurring during the third and fourth quarters, primarily due to the large concentration of sweaters in our product mix. Accordingly, our inventory typically increases in the second and third quarter to accommodate such anticipated demand.
Effects of Changing Prices
We are subject to increased prices for the products we source, but have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices.
Backlog
Our sales order backlog as of March 3, 2007 was approximately $150 million compared to approximately $146 million as of March 2, 2006. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year. The backlog as of March 3, 2007 is expected to be filled during fiscal year 2007.

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
Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers’ distribution centers, and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 86% of all our orders for 2006 were received electronically. In some instances, our customers’ computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which results in the timely updating of their inventory systems.
Credit and Collection
We manage our credit and collection functions by approving and monitoring our customers’ credit lines. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The majority of high risk accounts, if possible, are factored with financial institutions to reduce high credit risk. We believe that our review procedures and our credit and collection staff have contributed significantly toward minimizing our losses from bad debt.
Employees
As of March 3, 2007, we had approximately 413 employees. The Company is not party to any collective bargaining agreement, except for an agreement with UNITE Labor Union covering 7 hourly employees of Item-Eyes through September 2007. We believe our relationship with our employees is good.
Governmental Regulation and Trade Agreements
The apparel industry and our business are subject to a wide variety of international trade agreements as well as federal, state, and local regulations. We believe we are in compliance in all material respects with these agreements and regulations.
International trade agreements in particular can have a significant impact on the apparel industry and consequently on our business. These agreements generally provide for tariffs, which impose a duty charge on the product being imported, and quotas, which limit the amount of a product that may be imported from a specific country, both of which increase the cost of importing a product.
Primary among the many multilateral and bilateral trade agreements existing between the United States and certain foreign countries is the World Trade Organization (“WTO”), which is the governing body for international trade among the 151 originating member countries, including the United States. As part of that agreement, international textile and apparel quotas then in existence were phased out over ten years. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. The United States and China concluded a new Memorandum of Understanding for exports from China covering the period between January 1, 2006 and December 31, 2008. This agreement was implemented with the intent of avoiding market disruption as part of the safeguard actions allowed under China’s accession to the WTO in December 2001. The Memorandum of Understanding established agreed levels of quotas to regulate exports in 34 different product categories; but lightweight knit-to-shape cotton and synthetic sweaters, our largest single product offering, are now no longer subject to quota and quantities exported to the United States are no longer limited. During the first fiscal quarter of 2006, there was some delay in clearing the lightweight sweaters through United States Customs due to confusion of its classification, but there were no material customer cancellations as a result of the delays.
In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation, including the North American Free Trade Agreement, which has eliminated all apparel tariffs and quotas between Canada, Mexico, and the United States, and legislation granting similar trade benefits to 23 Caribbean countries. Further, the African Growth and Opportunity Act of 2000 gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products imported into the United States.
Acquisitions
On October 3, 2005, the Company, through its wholly owned subsidiary SB Corporation, a Delaware corporation, consummated the acquisition of certain assets of the David Brooks business. The assets purchased, consisting primarily of inventory and trade name, were acquired for $2,460,000 in cash. Under the terms of the purchase agreement, the Company will make additional payments to the seller through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The business is located in Brockton, Massachusetts with sales offices and showrooms in several major U.S. cities.

On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, purchased substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $1,982,000. SH Holding Company changed its name to Shane Hunter, Inc. (“Shane Hunter”). Shane Hunter is based in San Francisco, California and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents.
On May 20, 2006, the Company, through a wholly owned subsidiary, acquired Marisa Christina, Incorporated (“Marisa Christina”) as part of its women’s better market strategy of former management, after which time it continued to operate as a wholly-owned subsidiary of Hampshire Group. Upon completion of the acquisition, each outstanding share of Marisa Christina common stock was converted into the right to receive $0.65 per share less a pro rata portion of the transaction costs incurred by Marisa Christina, representing an aggregate purchase price of approximately $4,834,000. The Company determined Marisa Christina had a net asset value of $6,634,000, which assets included cash of $4,056,000. Therefore, pursuant to Financial Accounting Standard (“FAS”) No. 141, “Business Combinations” (“FAS No. 141”), the Company recorded a $1,800,000 extraordinary gain for the amount by which the net assets acquired exceeded the purchase price.
After incurring ongoing losses in the Marisa Christina division due to deteriorating sales, the Company made the determination in May of 2007 to discontinue domestic operations of Marisa Christina but plans to continue to license the Marisa Christina® label internationally.
Available Information
Our periodic and current reports, including amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website, www.hamp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed a part of the Annual Report or a part of any other report or filing with the SEC.

Item 1A. Risk Factors.
In addition to the risks which are described below, there may be risks that we do not yet know of or that we currently think are immaterial that may also impair our business. If any of the events or circumstances described as risks below or elsewhere in this report actually occur, our business, results of operations or financial condition could be materially and adversely affected. You should carefully consider the following risks as well as other information contained herein, including our consolidated financial statements and notes thereto, in evaluating our business.
We rely on our key customers, and a significant decrease in business from or the loss of any one of these customers would substantially reduce our revenues and adversely affect our business.
Four of our customers account for significant portions of our revenues. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and materially adversely affect our profitability.
The retail industry has, in the past several years, experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or re-position their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers, and decrease our negotiating strength with them.
Our business could be adversely affected by financial instability experienced by our customers.
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations, and store closings. We sell our products primarily to national and regional department and mass-market stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse affect on our financial condition and results of operations.
We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our net income.
We currently license from third parties the Geoffrey Beene®, Dockers®, and Levi’s® brands for specific products. We will not continue with the Levi’s license beyond 2007. The term of both the Geoffrey Beene® and Dockers® license is three years, and we currently have a renewal option on only the Dockers® license, which is conditioned upon our meeting certain sales targets. We may not be able to renew or extend these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.
We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.
Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be received successfully by retailers and consumers. Due to the fact that we began marketing juniors’ apparel with the acquisition of Shane Hunter, we may be more subject to additional changes in fashion as juniors’ fashion trends have historically changed more rapidly than men’s and women’s fashion trends. If our products are not received successfully by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. If this occurs, our business, financial condition, and results of operations could be adversely and materially affected.

We primarily use foreign suppliers for our raw materials and the manufacture of our products, which poses risks to our business operations.
During fiscal 2006, most of our products were produced by independent manufacturers located in the People’s Republic of China. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse affect on our business, financial condition, and results of operations:
•	political or labor instability in countries where contractors and suppliers are located;

•	political or military conflict involving the United States;

•	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	a continued tightening of the factory labor pool in China;

•	a significant decrease in availability or increase in cost of raw materials, particularly petroleum-based synthetic fabrics;

•	disease epidemics and health-related concerns, such as the SARS and the Avian flu out breaks in recent years, which could result in closed factories, reduced workforces and scrutiny or embargo of goods produced in infected areas;

•	imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost effective countries that have the labor force and expertise required;

•	any action that may change the fixed currency exchange rate of the yuan against the dollar or to permit the exchange rate to float; and

•	significant fluctuation of the value of the dollar against other foreign currencies.
The occurrence of any or all of these events would result in an increase in our costs of goods, which we may not be able to pass on to our customers. This reduction in our gross margin would likely result in an adverse effect on our results of operations.
If our manufacturers fail to use acceptable ethical business practices, our business could be adversely affected.
We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, and environmental compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of products to us could be interrupted and our reputation could be damaged. Any of these events could have a material adverse effect on our results of operations.
Our business could be harmed if we do not deliver quality products in a timely manner.
Our sourcing, logistics, and technology functions operate within substantial production and delivery requirements and subject us to the risks associated with unaffiliated manufacturers, transportation, and other risks. If we do not comply with customer product requirements or meet their delivery requirements, our customers could reduce the purchase prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which would adversely affect our business.
If we encounter problems with our distribution system, our ability to deliver our products to the market would be adversely affected.
We rely on our third party distribution facilities to warehouse and to ship products to our customers. Due to the fact that substantially all of our products are distributed from a relatively small number of locations, our operations could be interrupted by earthquakes, floods, fires, or other natural disasters near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the loss of customers. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including transportation of product to and from distribution facilities. If we encounter problems with our distribution system, our inability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could materially adversely affect our business.

Labor disruptions at ports or our suppliers or manufacturers or distribution facilities may adversely affect our business.
Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers, manufacturers, or our distribution facilities create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. An interruption in the flow of goods could have a material adverse affect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, or shortages and reduced net revenues and net income.
Chargebacks and margin support payments may have a material adverse affect on our business.
Consistent with industry practice we sometimes allow customers to deduct agreed upon amounts from the purchase price for sales allowances, new store opening discounts, and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by changing fashion trends and weather conditions, among other things. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. Significant levels of chargebacks and margin support payments could reduce our profitability resulting in a material adverse effect on our business.
We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology could adversely affect our ability to effectively operate our business.
Our ability to effectively manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning system to which we make modifications on an on-going basis. The failure of this system to operate effectively or to integrate with other systems, or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach.
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
The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, retailers, importers and licensors, many of which have greater financial and marketing resources. We believe that the principal competitive factors in the apparel industry are:
•	brand name and brand identity,

•	timeliness, reliability, and quality of products and services provided,

•	market share and visibility,

•	price, and

•	the ability to anticipate customer and consumer demands.
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
We may face challenges integrating the acquisitions of David Brooks and Shane Hunter or any other businesses we may acquire, which may negatively impact our business.
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

The Company’s dispute with its former Chief Executive Officer and Chairman could adversely affect our business.
We currently have an ongoing dispute (See PART I, Item 3, Legal Proceedings) with Mr. Ludwig Kuttner, former Chief Executive Officer, former Chairman, and current Director, regarding his employment agreement that is in arbitration. The Company is currently evaluating claims it may have against Mr. Kuttner and others, including claims for misappropriation, breach of duty of loyalty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales. Mr. Kuttner and his affiliates own approximately 31.1% of our common stock as of August 31, 2007, which could, among other things, affect the stability of our business and thereby adversely affect our business.
Mr. Kuttner and his affiliates own a significant portion of our common stock, which could influence the outcome of key transactions presented to stockholders for their approval.
As of August 31, 2007, Mr. Kuttner and his affiliates owned approximately 31.1% of our common stock. Accordingly, Mr. Kuttner and his affiliates have the ability to affect the outcome of, or exert influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.
The ultimate resolution of income and other possible tax liabilities may require us to incur expense beyond amounts reserved on our balance sheet or make cash payments beyond those that we anticipated.
Former management took certain historic income and other tax positions that may be challenged by the appropriate taxing authorities. Additionally, certain actions by the former management have increased the possible tax liabilities of the Company. We believe that the Company has provided adequate reserves for these tax positions for all periods open under the applicable statute of limitations, but a challenge by a taxing authority could prove costly to defend as well as resolve. If the actual liability for taxes exceeds our reserves, earnings could be adversely affected and the Company may be required to make cash payments beyond what we anticipated.
Future defaults under our credit facility may adversely affect our business.
We have a $100.0 million revolving credit facility (the “Revolving Credit Facility”) with a group of lenders, under which we had no amounts outstanding as of December 31, 2006. Our purchases of inventory are mainly financed through letters of credit which are issued under the terms of our Revolving Credit Facility. If the Company were to be in default of the covenants under the Revolving Credit Facility, the ability to issue the letters of credit to our suppliers and therefore obtain our inventory to meet our customer demands may be limited. In addition, due to the seasonality of our business, it is at times necessary for the Company to borrow against the line of credit under the Revolving Credit Facility. If the Company were to be in default of the covenants under the Revolving Credit Facility, the Company may not be able to arrange financing for its operations.
As a result of our delinquency in filing certain periodic reports during 2006 and 2007 with the SEC, we are currently in breach of certain covenants contained in our Revolving Credit Facility. While our lenders have unanimously granted us all necessary waivers to date with respect to such breaches, there can be no assurance that they will grant any requests for additional waivers should we require them. In addition, our Revolving Credit Facility expires on December 31, 2007. There can be no assurance that we will be successful in our efforts to renew or replace our Revolving Credit Facility prior to its expiration.
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
As discussed in Item 9A. Management’s Report on Internal Controls Over Financial Reporting, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and has identified two material weaknesses in internal controls over financial reporting as of December 31, 2006. Due to these material weaknesses, management has concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2006.
As outlined in Item 9A. (c) Changes in Internal Controls Over Financial Reporting, we have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal controls over financial reporting. We cannot be certain that remedial measures we have taken or plan to take will ensure that we maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Our inability to remedy these identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner, prevent us from providing reliable and accurate financial reports or require us to incur additional costs or divert management resources. Our common stock has been delisted from the Nasdaq Global Market as a result of our inability to file our periodic reports with the SEC in a timely manner, and future delays to file may negatively affect the trading of our common stock. In addition, these material weaknesses may lead to a restriction on our ability to obtain equity financing.
Investigations by the SEC and the United States Attorney for the Southern District of New York.
The SEC and the United States Attorney for the Southern District of New York (“U.S. Attorney’s Office”) are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating fully with the investigations. Our management and certain committees of the Board of Directors have devoted a significant amount of time and Company resources to these matters to date. There can be no assurance that the ongoing matters will not consume a significant amount of management and the Board of Directors time and resources of the Company. In addition, there can be no assurance that the SEC or U.S. Attorney’s Office will not levy fines or penalties on the Company related to these matters or that civil litigation involving private plaintiffs will not arise in the future related to these matters.
A risk exists that we may have to restate our prior financial statements.
While we believe that the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presented, in all material respects, the financial condition and results of operations of the Company, the SEC may disagree with the manner in which we reported various matters or we may discover additional information that impacts the information contained herein. Accordingly, we may be required to restate our financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.
Item 1B. Unresolved Staff Comments.
On December 15, 2006, the Company received written comments from the staff of the SEC (“Staff”) regarding a Current Report on Form 8-K filed by the Company on December 14, 2006. The Company responded to the Staff comments prior to December 31, 2006 and, as of the date of this filing, has received no additional comments.

Item 2. Properties.
We lease all of our administrative offices, operations center, sales offices, and showrooms. Our sales offices and showrooms are in New York, New York and San Francisco and Los Angeles, California. We have administrative offices in Anderson, South Carolina; Hauppauge, New York; Brockton, Massachusetts; and San Francisco, California. Our operations center is in New York, New York and we have sourcing offices in Kowloon, Hong Kong, and Dongyuan and Hangzhou, PRC. We believe that all of our properties are well maintained and are generally suitable for their intended use.
We entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, New York in July of 2007. The office space addresses present as well as future operational needs and allows the consolidation of operations currently dispersed over a number of locations in New York, which will provide certain divisions with the opportunity to capitalize on synergies currently unavailable to them. We believe that over the term of the lease its costs will be lower than had it elected to maintain the current leasing arrangements. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Facility Lease and Related Credit Facility Amendment,” as well as Note 16 — Subsequent Events to the Financial Statements.)
Item 3. Legal Proceedings.
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Mr. Clark (former members of management) and directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. The plaintiff’s complaint sought unspecified damages. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Mr. Clayton as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants motions and dismissed the suit. No appeal was taken. On May 27, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days. The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7,500,000. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty and, pursuant to the Sarbanes-Oxley Act, disgorgement of bonuses and net gain on stock sales. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims.
The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating fully with these investigations.
The Company has advanced the legal fees and related costs for a number of employees to encourage them to cooperate with the Audit Committee and with the SEC and the U.S. Attorney’s Office. The costs of these advances through July 1, 2007 were approximately $677,000. In addition, in connection with the derivative action referenced above in Item 3, the Company advanced the legal fees for all the individual defendants pursuant to an undertaking, which totaled approximately $223,000 through July 1, 2007.

As of December 31, 2006, the Company had incurred fees and expenses of approximately $6,159,000 in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters, which are included within “Investigation, restatement, and related expenses” in the 2006 consolidated statement of income. An additional $3,454,000 in such costs were incurred subsequent to December 31, 2006 through July 1, 2007. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company cannot predict the total cost but believes that future costs may be material.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock, $0.10 par value per share, was traded on the Nasdaq Global Market under the symbol HAMP through January 18, 2007. Effective with the opening of business on January 19, 2007, our Common Stock was delisted from the Nasdaq Global Market. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters,” as well as Note 16 — Subsequent Events to the Financial Statements.) There is currently no established public trading market for our Common Stock. Our Common Stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
As of July 2, 2007, the Company had 27 stockholders of record but we believe there are in excess of 1,000 beneficial owners of our common stock. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2006 and 2005 as reported by the Nasdaq Global Market and reflects the two-for-one stock split effective June 28, 2005:

	2006		2005
	Low	High	Low	High
First Quarter	$19.55	$24.80	$15.50	$20.73
Second Quarter	14.50	21.10	18.66	24.05
Third Quarter	11.91	18.09	18.35	25.80
Fourth Quarter	11.76	17.25	21.50	26.35
The closing stock price on August 31, 2007 was $17.00.
The determination to pay dividends will be made by the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, and such other factors as the Board of Directors may deem relevant. Our Revolving Credit Facility contains restrictive covenants placing limitations on payment of cash dividends. We have not declared or paid any dividends with respect to our common stock except a two-for-one stock split in the form of a dividend. On March 17, 2005, our Board of Directors approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the treasury stock account.
Our Board of Directors has from time-to-time authorized the repurchase of shares of our common stock. Our Board of Directors approved the repurchase of up to 1,000,000 and 400,000 shares (post-split) of our outstanding common stock on April 26, 2006 and March 17, 2005, respectively. The repurchases were conducted through open market or privately negotiated transactions and have no expiration date. The Company suspended the purchases upon the commencement of the Audit Committee Investigation. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters and Note 11 — Capitalization.) The following table sets forth our purchases of equity securities during the fourth quarter of 2006:
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	The Plans or
Period	Purchased	per Share	or Programs	Programs
Oct. 2 — Oct. 28, 2006	—	$—	—
Oct. 29 — Dec. 2, 2006	—	—	—
Dec. 3 — Dec. 31, 2006	—	—	—

Total	—	—	—	1,036,490

See Item 12 for the Equity Compensation Plan Information.

Performance Graph
The following graph sets forth a comparison of the Company’s stock performance, the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, in each case assuming an investment of $100 on the last trading day of calendar year 2001 and the accumulation and the reinvestment of dividends, where applicable, paid thereafter through the last trading day of calendar year 2006. The Company chose the S&P 500 Composite Index as a measure of the broad equity market and the S&P 500 Apparel, Accessories & Luxury Goods Index as a measure of its relative industry performance. Prior to 2006, the Company compared the performance of its common stock with the S&P Textiles & Apparel Index, which was discontinued in 2006 and is no longer available. Comparative results with this index are presented for the periods for which the index was available.
COMPARISON OF CUMULATIVE TOTAL RETURN

	2001	2002	2003	2004	2005	2006
Hampshire Group, Limited	$100	$172	$246	$253	$373	$260
S&P 500 Composite Index	100	78	100	111	117	135
S&P 500 Apparel, Accessories & Luxury Goods Index	100	107	119	153	158	205
S&P Textile & Apparel Index	100	92	121	155	156	—

Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the related notes, included herein. The selected consolidated financial data under the captions “Income Statement Data” and “Balance Sheet Data” as of and for the end of, each of the years in the five-year period ended December 31, 2006, are derived from our consolidated financial statements. The income statement data includes results from continuing operations, which excludes an extraordinary gain on an acquisition made in 2006 as well as the discontinued operations of Hampshire Investments, Limited in 2003 and 2002. Our historical results are not necessarily indicative of results to be expected in any future period. The number of shares and the per share data reflect the two-for-one stock split effective June 28, 2005.

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Net sales	$347,919	$324,281	$301,999	$292,651	$293,455
Cost of goods sold	259,772	246,224	221,333	218,325	210,336

Gross profit	88,147	78,057	80,666	74,326	83,119
Selling, general, and administrative expenses	77,494	63,673	58,447	55,534	51,315
Investigation, restatement, and related expenses	6,159	—	—	—	—
Recovery of improper payments	—	(6,013)	—	—	—

Income from operations	4,494	20,397	22,219	18,792	31,804
Other income (expense):
Interest income	1,462	1,334	726	683	420
Interest expense	(152)	(587)	(645)	(909)	(1,382)
Miscellaneous	345	257	(51)	155	(316)

Income from continuing operations before provision for income taxes	6,149	21,401	22,249	18,721	30,526
Provision for income taxes	3,647	9,987	10,965	9,202	13,457

Income from continuing operations	$2,502	$11,414	$11,284	$9,519	$17,069

Basic income per share from continuing operations	$0.32	$1.40	$1.38	$1.04	$1.81

Diluted income per share from continuing operations	$0.32	$1.40	$1.37	$1.01	$1.77

Basic weighted average common shares outstanding (1)	7,855	8,153	8,148	9,146	9,422

Diluted weighted average common shares outstanding (1)	7,862	8,168	8,239	9,392	9,668

	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and short term investments	$70,210	$75,845	$80,654	$63,292	$66,893
Working capital	93,259	92,730	95,413	83,060	77,175
Total assets	155,905	142,514	141,825	132,871	129,166

Long-term liabilities	$537	$3,024	$6,690	$8,307	$10,158
Total stockholders’ equity	107,577	102,965	99,346	87,261	107,108
Book value per share outstanding	13.69	13.08	12.11	10.73	11.34

(1)	See Note 15 — Earnings Per Share to the consolidated financial statements for the calculation of basic and diluted weighted average common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in “Item 1A.Risk Factors” and elsewhere in this report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this report.
OVERVIEW
We are engaged in the apparel business through four wholly owned subsidiaries: Hampshire Designers, which primarily designs and sells women’s and men’s sweaters; Item-Eyes, which designs and sells a broad line of women’s woven and knit related separates; SB Corporation (doing business as David Brooks), which designs and sells a “better” women’s product line; and Shane Hunter, which designs and sells apparel to mass merchant retailers.
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, mass merchant retailers, and specialty stores. Customers in the United States represented more than 99% of revenues in each of the last three fiscal years. Sales outside of the United States were principally to a customer in Canada.
We believe that the Company, through Hampshire Designers and other divisions, is one of the largest designers and marketers of sweaters for women and men in North America. We sell apparel throughout the year, but over 66% of our annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix. Unseasonable weather, particularly warm weather in the autumn and winter, can have a disproportionately negative impact our margins as sales of sweaters by our customers may require discounts or allowances. We diversified our product line with the purchase of Item-Eyes (2000).
Our primary strength is our ability to design, develop, source, and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities which permit us to deliver quality merchandise at a competitive price to our customers.
Our divisions source the manufacture of their products through manufacturers primarily located in Southeast Asia. Our products are subject to increased prices for the products we source, but have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers primarily using letters of credit in U.S. dollars, a method we expect to continue to employ in the future.
With our dependence on international sources, the failure of any of these manufacturers to ship products in a timely manner, failure of the manufacturers to meet required quality standards, or delays in the shipments including clearing U. S. Customs could cause us to miss delivery dates to customers. The failure to make timely deliveries of quality products could result in customers either canceling the orders or demanding reduced prices for late delivery. Though historically not negatively influencing our margins, currency fluctuations could also expose us to higher costs.
The apparel market is highly competitive. Competition is primarily based on product design, price, quality, and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from manufacturers located in Southeast Asia, some of whom also manufacture our product. We also compete for private label programs with the internal sourcing departments of many of our customers.

The following is a graphical illustration (it does not represent an actual time period, actual revenues, actual cash balances, etc.) of the historical seasonal nature of our business.
Our product mix, dominated by sweaters, skews our revenues to the third and fourth fiscal quarters, accounting for more than 66% of our net sales in recent years. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables eventually collected. Funding inventory and pending trade receivable collections deplete cash balances, generally requiring draws from the Revolving Credit Facility in the third and fourth fiscal quarters. Our net income has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.
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
As a part of the restatement, the Company identified issues with its deferred compensation plans that required remediation. The Company took remediation steps during 2007 regarding the deferred compensation plans of Mr. Kuttner and Mr. Clayton, which included the payout of the balance of the assets in the plans in September of 2007. As a part of this remediation plan, the Company was required to accelerate the payment of the entire balance of Eugene Warsaw’s deferred compensation plan during 2006 due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. Mr. Warsaw is a former Chief Executive Officer of a subsidiary of the Company. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. During December of 2006, the Board approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.
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
On August 9, 2007, the Company amended its Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate its financial statements for the periods covered therein. The total adjustments to net income as a result of the findings were approximately $(237,000) or $(0.03) per basic and diluted share for the quarter ended April 1, 2006. The Company also filed Forms 10-Q for the quarters ended July 1, 2006 and September 30, 2006 on August 9, 2007.
The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating with both the investigations of the SEC and U.S. Attorney’s Office. As of July 1, 2007, the Company had incurred fees and expenses of approximately $9,613,000 in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters. These expenses include but are not limited to the assessment and remediation of certain tax exposures, investigation by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and arbitration and other legal fees associated with Mr. Kuttner. Of these fees and expenses, $6,159,000 was incurred in 2006 and are reflected in “Investigation, restatement, and related expenses” on the 2006 consolidated statement of income, and $3,454,000 was incurred subsequent to December 31, 2006 through July 1, 2007. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company cannot predict the total cost but believes that future costs may be material.
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

On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7,500,000. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty, and disgorgement of bonuses and net gain on stock sales pursuant to the Sarbanes-Oxley Act. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims.
In May of 2007, the Company received a notice from the IRS that it was going to examine the Company’s 2005 tax return. Since the commencement of this examination, the IRS has informed the Company that it has expanded the examination to include the Company’s 2004 tax return. During August of 2007, the Company was informed by a state taxing authority that it was going to audit payroll withholding taxes of one of the Company’s subsidiaries for the years 2004 and 2005.
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
Each indemnification agreement provides, among other things, that the Company will indemnify the Indemnitee if the Indemnitee was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that the Indemnitee is or was or has agreed to serve at the request of the Company as a director, officer, employee, or agent of the Company or, while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, trustee, employee or agent of or in any other capacity with another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, or with respect to any action involving any of the individuals that are subjects of the Company’s Audit Committee Investigation described in the Form 8-K filed by the Company on June 22, 2006; provided, that the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the Indemnitee’s conduct was unlawful. In addition, the Company is required to advance expenses on behalf of the Indemnitee in connection with the Indemnitee’s defense of any such claim; provided, that the Indemnitee undertakes in writing to repay such amounts to the extent that it is ultimately determined that the Indemnitee is not entitled to indemnification by the Company. All Idemnitees have provided this undertaking.
In addition to the foregoing written indemnification agreements, in connection with the Audit Committee Investigation, the Company has advanced the legal fees and related costs for a number of employees to encourage them to cooperate with the Audit Committee and with the SEC and the U.S. Attorney’s Office. The costs of these advances through July 1, 2007 were approximately $677,000. In addition, in connection with the derivative action referenced above in Item 3, the Company advanced the legal fees for all the individual defendants pursuant to an undertaking, which totaled approximately $223,000 through July 1, 2007.

Acquisitions
On October 3, 2005, the Company, through its wholly owned subsidiary SB Corporation, a Delaware corporation, consummated the acquisition of certain assets of the David Brooks business. The assets purchased, consisting primarily of inventory and trade name, were acquired for $2,460,000 in cash. Under the terms of the purchase agreement, the Company will make additional payments to the seller through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The business is located in Brockton, Massachusetts with sales offices and showrooms in several major U.S. cities.
On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, purchased substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $1,982,000. SH Holding Company changed its name to Shane Hunter, Inc. (“Shane Hunter”). Shane Hunter is based in San Francisco and with an office in Los Angeles, California and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents.
On May 20, 2006, the Company, through a wholly owned subsidiary, acquired Marisa Christina, Incorporated (“Marisa Christina”) as part of the expansion of its women’s better market strategy by former management, after which time it continued to operate as a wholly-owned subsidiary of Hampshire Group. Upon completion of the acquisition, each outstanding share of Marisa Christina common stock was converted into the right to receive $0.65 per share less a pro rata portion of the transaction costs incurred by Marisa Christina, representing an aggregate purchase price of approximately $4,834,000. The Company determined Marisa Christina had a net asset value of $6,634,000, which assets included $4,056,000 of cash acquired. Therefore, pursuant to FAS No. 141, the Company recorded a $1,800,000 extraordinary gain for the amount by which the net assets acquired exceeded the purchase price.
After incurring ongoing losses in the Marisa Christina division due to deteriorating sales, the Company made the determination in May 2007 to discontinue domestic operations and sales of Marisa Christina, but plans to continue to license the label internationally.
Revolving Credit Facility
As of March 30, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to that certain Credit Agreement and Guaranty (the “Revolving Credit Facility”), dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006 and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment, the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to, among other things, extend the term of the Revolving Credit Facility to December 31, 2007.
On July 25, 2007, the Company entered into the Waiver to Credit Agreement (the “July Waiver”) with respect to the Revolving Credit Facility. Pursuant to the July Waiver, the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements according to the following schedule:

Report For Period Ended	Extended Delivery Date
April 1, 2006 (Restated)	August 15, 2007
July 1, 2006	August 15, 2007
September 30, 2006	August 15, 2007
In addition, to the extent a breach of a representation or other term of the Revolving Credit Facility is caused by the restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements are delivered in accordance with the rescheduled requirements and that the restated financial statements do not demonstrate non-compliance with any financial covenant as of any quarter-end test date occurring subsequent to June 29, 2006. The Company was in compliance with financial covenants related to financial statements for quarter-end test dates subsequent to June 29, 2006.

On August 9, 2006, the Company met the rescheduled reporting requirements for the periods ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006.
On August 31, 2007, the Company entered into the Waiver to Credit Agreement (the “August Waiver”) with respect to the Revolving Credit Facility. Pursuant to the August Waiver, the Banks and the Company agreed, in consideration for a fee up to $25,000 and the payment of the Agent’s legal fees and expenses, to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements according to the following schedule:

Report For Period Ended	Extended Delivery Date
December 31, 2006	September 17, 2007
March 31, 2007	October 31, 2007
June 30, 2007	November 19, 2007
September 29, 2007	December 10, 2007
New Facility Lease and Related Credit Facility Amendment
The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, New York on July 11, 2007. The office space addresses present as well as future operational needs and allows the consolidation of operations currently dispersed over a number of locations in New York, which will provide certain divisions with the opportunity to capitalize on synergies currently unavailable to them. The Company believes that over the term of the lease its costs will be lower than had it elected to maintain the current leasing arrangements. The lease provides for minimum payments of $59,830,000 over the lease term, and the Company estimates capital expenditures related to the new facility will be made in fiscal year 2007 and fiscal year 2008 in an amount not to exceed $8,500,000, net of landlord allowances.
The Company’s possession of the facility commences in 2007 and lease payments begin in 2008. The lease includes rent escalations commencing in 2010. The lease is being amortized on a straight-line basis over the expected lease term, including any rent holidays and rent escalations. The Company estimates it will incur approximately $1,286,000 in non-cash lease expense in 2007 related to the facility.
RESULTS OF CONTINUING OPERATIONS
At the beginning of the fourth quarter of 2005, the Company acquired the David Brooks® trademark, inventory, and certain other assets from Kellwood Company. On January 5, 2006, the Company acquired all of the assets and assumed certain liabilities of Shane Hunter, a San Francisco based apparel business. On May 20, 2006 the Company acquired Marisa Christina, Incorporated, an apparel business located in New Jersey. In the following discussion, the operations of these three divisions are collectively referred to as the Company’s “acquired business.” The operations of the Company’s business which continued from the previous year is referred to as the Company’s “existing business,” which included David Brooks as it was acquired in the fourth quarter of 2005.
2006 Compared To 2005
Net Sales
Net sales increased 7.3% to $347,919,000 compared with $324,281,000 for the same period last year. Net sales from the Company’s acquired business contributed approximately $64,834,000. The $41,196,000 decrease in the Company’s existing business resulted from a 525,000 dozen decrease in unit volumes. A decline in 2006 shipments to several customers primarily of the private label business for women’s related separates division accounted for the majority of the decrease in existing business net sales in the current period compared with the same period in 2005. The 2006 average unit selling price increased by approximately 0.2% compared to the 2005 average unit selling price.
Gross Profit
Gross profit as a percentage of net sales was 25.3% for the year ended December 31, 2006 compared with 24.1% for the same period last year. Gross profit from the acquired business contributed approximately $15,518,000 to our gross profit, and as a percentage of net sales was 23.9% in the current period. The existing business gross profit as a percentage of net sales increased to 25.7% as the result of a higher margin product mix as compared with the same period in the prior year.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were $77,494,000 versus $63,673,000 for the same period last year. The SG&A expenses in the current period for the acquired business were approximately $17,362,000. Excluding expenses related to the acquired business, the existing business $3,541,000 decrease in SG&A expenses was principally in relation to cost cutting in response to the decline in private label net sales in the current period.
Investigation, Restatement, and Related Expenses
The Audit Committee Investigation, restatement, and related expenses were approximately $6,159,000 in the year ended December 31, 2006. These related expenses include but are not limited to the assessment and remediation of certain tax exposures, the investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and arbitration and other legal fees associated with Mr. Kuttner. The Company expects to incur significant additional costs, consisting primarily of professional fees, in 2007 to become current with SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration, and related matters. The Company cannot predict the total cost, but believes that future costs will be material.
Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons. Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees, but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as “Recovery of improper payments” in the consolidated statement of income for the year ended December 31, 2005, due to the unusual nature of the item. Included in this settlement is $1,391,000 from one of the former employees related to an employment contract termination recorded in the fourth quarter of 2004.
Income Taxes
Income tax expense was $3,647,000 compared to $9,987,000 for the same period last year. The effective income tax rate was 59.3% compared with 46.7% for the same period last year. The increase in the effective tax rate as compared with the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement coupled with a decline in pre-tax income in the current fiscal year.
Extraordinary Income
The Company determined that Marisa Christina had a net asset value of $6,634,000, which exceeded the purchase price of $4,834,000 and resulted in extraordinary gain from the acquisition in the amount of $1,800,000. See Note 14 — Acquisitions to the consolidated financial statements and Acquisitions above.
2005 Compared To 2004
Net Sales
Net sales increased 7.4% for the year ended December 31, 2005 and were $324,281,000, compared to $301,999,000 for the prior period. The increase was primarily due to an increase in sales of women’s related separates and men’s sweaters, offset in part by a decline in sales of women’s sweaters. The fourth quarter acquisition of the David Brooks business contributed $1,913,000 of the net sales. Units shipped for the year exceeded units shipped during the prior year by approximately 231,000 dozen or 9.0%. The average sales price per unit decreased 1.6% primarily due to higher allowances granted to customers in a highly competitive market.
Gross Profit
Gross profit decreased 3.2% for the year ended December 31, 2005 and was $78,057,000, compared to $80,666,000 for the prior period. As a percentage of net sales, gross profit margin was 24.1% for 2005, compared to 26.7% for 2004. The decrease in the gross profit percentage primarily resulted from a shift in the mix of product shipped and higher allowances granted to customers in a highly competitive market.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses increased 8.9% for the Company for the year ended December 31, 2005 and were $63,673,000, compared to $58,447,000 for the prior period. As a percentage of net sales, SG&A expenses were 19.6% for 2005, compared to 19.4% for 2004. During the period ended December 31, 2005, the Company paid approximately $1,100,000 in discretionary bonuses to certain executives, including Mr. Kuttner and Mr. Clayton, for their participation in recovering approximately $6,013,000 (See “Recovery of Improper Payments”). Excluding the discretionary bonuses, SG&A as a percentage of net sales was 19.3% in 2005.
Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor in 2002 for unrelated reasons. Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees, but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as “Recovery of improper payments” in the consolidated statement of income for the year ended December 31, 2005, due to the unusual nature of the item. Included in this settlement is $1,391,000 from one of the former employees related to an employment contract termination recorded in the fourth quarter of 2004.
Interest Income
Interest income for the year ended December 31, 2005 was $1,334,000, compared to $726,000 for 2004, an increase of $608,000 or 83.7%. The increase resulted from higher average returns on investments and slightly higher amounts invested during the year ended December 31, 2005.
Income Taxes
The Company’s provision for income tax for the year ended December 31, 2005 was $9,987,000 compared with $10,965,000 for 2004. The effective income tax rate was 46.7% for the year ended December 31, 2005, compared to 49.3% for the year ended December 31, 2004. The effective tax rate declined in 2005 as compared with 2004 primarily as the result of a reduction in non-deductible tax items in 2005.
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
LIQUIDITY AND CAPITAL RESOURCES
The primary liquidity and capital requirements of the Company are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable, and funding markdown allowances and servicing long-term debt. The Company estimates capital expenditures related to its new facility in New York will be made in fiscal years 2007 and 2008 in an amount not to exceed $8,500,000, net of landlord allowances. Due to the seasonality of the business, the Company generally reaches its maximum borrowing under its Revolving Credit Facility during the third quarter of the year. The primary sources to meet the liquidity and capital requirements include funds generated from operations and borrowings under the Revolving Credit Facility.
The Company maintains a Revolving Credit Facility with six participating commercial banks. The Revolving Credit Facility was to mature on April 30, 2007 but was amended on March 30, 2007 and extended to December 31, 2007, provided the Company meets certain financial statement reporting requirements. See Revolving Credit Facility above and Note 16 — Subsequent Events to the consolidated financial statements in this Annual Report for additional information regarding the extension for the Revolving Credit Facility.
The Revolving Credit Facility provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company’s subsidiaries and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility, and cash on deposit in a pledged account, if any.

Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of London Interbank Borrowing Rate (“LIBOR”) plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility. The loan is collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries.
The Revolving Credit Facility contains covenants that require certain financial performance and restrict certain payments by the Company including payment of cash dividends and repurchase of the Company’s common stock. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2006.
As of December 31, 2006, the Company had no outstanding borrowings under its Revolving Credit Facility and had availability for borrowing of approximately $26,000,000. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $34,100,000 at December 31, 2006. The maximum amount of advances outstanding during 2006 under the Revolving Credit Facility was $13,800,000. The highest balance of letters of credit outstanding under the Revolving Credit Facility during the year ended December 31, 2006 was approximately $67,500,000 with an average balance outstanding for the year of $45,700,000.
The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2006, these open purchase orders amounted to approximately $42,200,000 of which approximately $31,600,000 were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit were received during the first six months of 2007.
The Revolving Credit Facility contained an aggregate limit of $1,500,000 on the repurchase of the Company’s common stock. As of October 1, 2005, the Company had repurchased a net amount of approximately $2,500,000 of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the Revolving Credit Facility provided a waiver of the default and amended the Revolving Credit Facility to permit the Company to repurchase its common stock in an aggregate amount of $10,000,000. The holders of senior debt did not waive the default. In the absence of such waiver, the Company elected in 2005 to prepay the outstanding balance of approximately $4,700,000, which was subject to a prepayment penalty of approximately $160,000.
Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases, minimum royalty payments, and other obligations were as follows:
Payments Due By Period

(in thousands)	Total (1)	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$61	$49	$12	$—	$—	$—	$—
Deferred compensation	3,424	3,368	8	8	8	8	24
Operating leases	73,005	2,859	4,897	5,025	5,105	4,935	50,184
Royalty payments	6,490	3,015	2,725	750	—	—	—
Standby letters of credit	2,531	2,531	—	—	—	—	—
Open purchase orders	42,197	42,197	—	—	—	—	—
Other commitments	336	84	84	84	84	—	—

	$128,044	$54,103	$7,726	$5,867	$5,197	$4,943	$50,208

(1)	All amounts are as of December 31, 2006, except “Operating leases,” which includes a material facility lease entered into in 2007 — See New Facility Lease and Related Credit Facility Amendment above.
Net cash provided by operating activities was $10,971,000 for the year ended December 31, 2006, as compared to net cash provided by operating activities of $14,940,000 and $20,003,000 in 2005 and 2004, respectively. The decrease in net cash provided by operating activities in 2006 as compared with 2005 was primarily the result of the decrease in net income in 2006 somewhat offset by the change in deferred tax balances between years. The decrease in net cash provided by operating activities in 2005 as compared with 2004 was primarily the result of the change in deferred tax balances between years.

Net cash provided by investing activities was approximately $5,959,000 for the year ended December 31, 2006, as compared to approximately $33,434,000 in 2005. Investing activities used approximately $44,887,000 of cash in 2004. The decrease in net cash provided by investing activities in 2006 as compared with 2005 was primarily the result of $39,386,000 of net short term investment proceeds in the prior period versus $10,054,000 of net short term investment proceeds in the current period. In 2004, $44,430,000 of net short term investment purchases in the period was the primary reason cash was used in the period.
Net cash used in financing activities was approximately $12,511,000 for the year ended December 31, 2006 as compared to approximately $13,797,000 and $2,184,000 in 2005 and 2004, respectively. During 2005, the primary use of cash in financing activities was the payment of $12,775,000 of factor advances assumed as part of the Shane Hunter acquisition. During 2005 and 2004, the primary use of cash in financing activities was the purchase of treasury stock and the repayment of long term debt.
Management believes that it will be able to renew the Revolving Credit Facility on comparable terms and that the borrowings available to it, under the current and future credit facilities along with cash flow from operations, will provide adequate resources to meet the Company’s capital requirements and operational needs for the foreseeable future.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. Management bases its estimates on historical information and experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of conditions, which differ from those assumed.
The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:
Allowances for Customer Returns and Adjustments
The Company reserves for customer returns, trade discounts, advertising allowances, customer chargebacks, and for sales and markdown allowances granted to customers at the end of selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.
Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for on goods shipped prior to year end and others may be requested by customers for the concluded seasons. Likewise, should the financial performance of the Company’s customers improve and result in payments or favorable settlements of previously reserved amounts, the Company may reduce its recorded allowances.
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with FAS No. 109, “Accounting for Income Taxes.” The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2006 and 2005, we had approximately $9,795,000 and $9,270,000, respectively, in net deferred tax assets, net of valuation allowances.

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
In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. It is the Company’s policy to establish contingent tax liabilities for income taxes that may become payable in future years as a result of an examination by tax authorities or tax remediation efforts initiated by the Company. The Company establishes contingent tax liabilities based upon management’s assessment of exposures related to the recognition of revenue or the deductions in its tax returns and the probability of payment. The contingent tax liabilities are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the contingent tax liability associated with that period may be adjusted. In addition, the adjustment to the contingent tax liability may reflect additional tax liabilities which will likely arise based on current calculations. To the extent the Company were to prevail in matters for which accruals have been established, statutory periods for assessing taxes lapse, or it is required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future
Inventory Reserves
The Company analyzes out-of-season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends, and quantities on hand. Some of the Company’s products are “classics” and remain saleable from one season to the next and therefore generally no reserves are required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, additional profit will be realized.
RECENT ACCOUNTING PRONOUNCEMENTS
In June of 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3” (“FAS No. 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS No. 154 as it relates to the restatement discussed in Restatements and Related Matters above.
In November of 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”). FSP No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company’s adoption of FSP No. 123(R)-3 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June of 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.
In September of 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on its financial statements, but does not expect it to have a material impact on its financial statements.
In September of 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB 108 did not have an effect on the Company’s financial statements.
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
The short-term debt of the Company has variable rates based on the prime interest rate of the lending institution, or at the option of the Company, a fixed rate based on LIBOR for a fixed term. The impact of a hypothetical 100 basis point increase in interest rates on the Company’s variable rate debt (borrowings under the Revolving Credit Facility) would have been minimal in 2006 and 2005 due to the negligible short-term borrowings.
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

Item 8. Financial Statements and Supplementary Data.
(a) Audited Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hampshire Group, Limited and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
September 12, 2007

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

(In thousands, except par value and shares)	2006	2005
Current assets:
Cash and cash equivalents	$70,210	$65,791
Short-term investments	—	10,054
Accounts receivable, net	33,456	27,997
Other receivables	2,442	864
Inventories, net	22,139	13,960
Deferred tax assets	7,586	9,468
Other current assets	5,217	1,121

Total current assets	141,050	129,255
Fixed assets, net	1,964	2,056
Goodwill	8,392	8,392
Intangible assets	2,190	475
Deferred compensation funds invested in trading securities	—	2,243
Other assets	2,309	93

Total assets	$155,905	$142,514

Current liabilities:
Current portion of long-term debt	$49	$46
Accounts payable	16,826	9,337
Accrued expenses and other liabilities	30,916	27,142

Total current liabilities	47,791	36,525

Long-term debt less current portion	12	61
Deferred tax liabilities	—	198
Other long term liabilities	525	2,765

Total liabilities	48,328	39,549

Commitments and contingencies (Notes 9 and 10)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at December 31, 2006 and 2005	824	824
Additional paid-in capital	35,747	34,824
Retained earnings	79,452	75,481
Treasury stock, 384,279 shares and 370,679 shares at cost at December 31, 2006 and 2005, respectively	(8,446)	(8,164)

Total stockholders’ equity	107,577	102,965

Total liabilities and stockholders’ equity	$155,905	$142,514

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2006, 2005, and 2004

(In thousands, except per share data)	2006	2005	2004
Net sales	$347,919	$324,281	$301,999
Cost of goods sold	259,772	246,224	221,333

Gross profit	88,147	78,057	80,666
Selling, general, and administrative expenses	77,494	63,673	58,447
Investigation, restatement, and related expenses	6,159	—	—
Recovery of improper payments	—	(6,013)	—

Income from operations	4,494	20,397	22,219
Other income (expense):
Interest income	1,462	1,334	726
Interest expense	(152)	(587)	(645)
Other, net	345	257	(51)

Income before income taxes and extraordinary item	6,149	21,401	22,249
Provision for income taxes	3,647	9,987	10,965

Income before extraordinary item	2,502	11,414	11,284
Extraordinary item — gain on acquisition	1,800	—	—

Net income	$4,302	$11,414	$11,284

Income per share before extraordinary item:
Basic	$0.32	$1.40	$1.38

Diluted	$0.32	$1.40	$1.37

Income per share from extraordinary item:
Basic	$0.23	$—	$—

Diluted	$0.23	$—	$—

Net income per share:
Basic	$0.55	$1.40	$1.38

Diluted	$0.55	$1.40	$1.37

Weighted average number of shares outstanding: (1)
Basic weighted average number of common shares outstanding	7,855	8,153	8,148

Diluted weighted average number of common shares outstanding	7,862	8,168	8,239

(1)	Weighted average number of shares outstanding and net income per share reflects the two-for-one stock split effective June 28, 2005.
See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005, and 2004

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2003	4,761,974	$476	$33,397	$77,091	694,190	$(23,703)	$87,261

Net income	—	—	—	11,284	—	—	11,284
Purchase of treasury stock	—	—	—	—	39,725	(1,157)	(1,157)
Shares issued under the Company stock plans	—	—	—	(1,575)	(72,574)	2,480	905
Tax benefit of options exercised	—	—	1,050	—	—	—	1,050
Stock options issued below market value	—	—	3	—	—	—	3
Deferred compensation payable in Company shares	—	—	—	—	190,266	1,712	1,712
Shares held in trust for deferred compensation liability	—	—	—	—	(190,266)	(1,712)	(1,712)

Balance at December 31, 2004	4,761,974	476	34,450	86,800	661,341	(22,380)	99,346

Net income	—	—	—	11,414	—	—	11,414
Retirement of treasury stock	(640,082)	(64)	—	(21,818)	(640,082)	21,882	—
Shares issued pursuant to the two-for-one split	4,121,892	412	—	(412)	41,700	—	—
Purchase of treasury stock	—	—	—	—	335,410	(8,551)	(8,551)
Sale of treasury stock	—	—	57	—	(10,000)	339	396
Shares issued under the Company stock plans	—	—	—	(503)	(17,690)	546	43
Tax benefit of options exercised	—	—	316	—	—	—	316
Stock options issued below market value	—	—	1	—	—	—	1
Deferred compensation payable in Company shares	—	—	—	—	307,858	1,385	1,385
Shares held in trust for deferred compensation liability	—	—	—	—	(307,858)	(1,385)	(1,385)

Balance at December 31, 2005	8,243,784	824	34,824	75,481	370,679	(8,164)	102,965

Net income	—	—	—	4,302	—	—	4,302
Purchase of treasury stock	—	—	—	—	32,784	(703)	(703)
Shares issued under the Company stock plans	—	—	—	(331)	(19,184)	421	90
Tax benefits from share-based payment arrangements	—	—	923	—	—	—	923
Deferred compensation payable in Company shares	—	—	—	—	102,568	461	461
Shares held in trust for deferred compensation liability	—	—	—	—	(102,568)	(461)	(461)

Balance at December 31, 2006	8,243,784	$824	$35,747	$79,452	384,279	$(8,446)	$107,577

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005, and 2004

(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$4,302	$11,414	$11,284
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Extraordinary gain on acquisition	(1,800)	—	—
Depreciation and amortization	1,349	931	810
Loss on sale of fixed assets	24	3	17
Employee stock option expense	—	1	3
Deferred income tax provision(benefit), net	481	(3,399)	1,796
Deferred compensation expense, net	616	877	791
Tax benefit from employee stock plans	—	316	1,050
Excess tax benefits from share-based payment arrangements	(923)	—	—
Changes in operating assets and liabilities:
Receivables, net	6,398	4,394	(4,443)
Inventories, net	2,413	(1,861)	11,656
Other assets	123	958	(978)
Liabilities	(2,012)	1,306	(1,983)

Net cash provided by (used in) operating activities	10,971	14,940	20,003

Cash flows from investing activities:
Purchases of short-term investments	(341)	(37,481)	(49,440)
Proceeds from the sale of short-term investments	10,395	76,867	5,010
Purchase of securities for deferred compensation	(602)	(2,010)	—
Cash used for business acquisitions, net of cash acquired	(2,813)	(2,460)	—
Capital expenditures	(716)	(1,531)	(478)
Proceeds from sales of fixed assets	36	49	—
Other, net	—	—	21

Net cash provided by (used in) investing activities	5,959	33,434	(44,887)

Cash flows from financing activities:
Proceeds from line of credit	31,000	1,200	17,265
Repayment of line of credit	(31,000)	(1,200)	(17,265)
Advances repaid to factor	(12,775)	—	—
Purchase of treasury stock, net	(703)	(8,155)	(1,157)
Repayment of long-term debt	(46)	(5,685)	(1,932)
Excess tax benefits from share-based payment arrangements	923	—	—
Proceeds from issuance of stock under the Company stock plans	90	43	905

Net cash provided by (used in) financing activities	(12,511)	(13,797)	(2,184)

Net increase (decrease) in cash and cash equivalents	4,419	34,577	(27,068)
Cash and cash equivalents at beginning of year	65,791	31,214	58,282

Cash and cash equivalents at end of year	$70,210	$65,791	$31,214

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,715	$12,426	$6,188
Cash paid during the year for interest	150	551	588
Equipment acquired under capital lease	—	141	—
Treasury stock acquired from Company stock plan option exercises	—	384	181
See accompanying notes to consolidated financial statements.

Note 1 — Organization and Summary of Significant Accounting Policies
Organization
Hampshire Group, Limited (“Hampshire Group” or the “Company”), through its wholly owned subsidiaries Hampshire Designers, Inc. (“Hampshire Designers”), Item-Eyes, Inc. (“Item-Eyes”), SB Corporation (“SB Corp”), Shane Hunter, Inc., Marisa Christina, Inc., and Keynote Services, Limited (“Keynote Services”), engages in the apparel business. The Company’s corporate offices are in Anderson, South Carolina and its sales offices and showrooms are in New York, New York. Hampshire Designers, Item-Eyes and SB Corp source the manufacture of their products worldwide from manufacturers and their products are sold primarily in the United States to various retail and catalog companies. Keynote Services, a Hong Kong based subsidiary of Hampshire Designers, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.
Summary of Critical and Other Significant Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves and income taxes payable. The Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but approximately 66% of its annual sales historically occur in the third and fourth quarters, primarily due the large concentration of sweaters in the product mix and seasonality of the apparel industry in general. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.
The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:
Allowances for Customer Returns and Adjustments
The Company reserves for customer returns, trade discounts, advertising allowances, customer chargebacks, and for sales and markdown allowances granted to customers at the end of the selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard (“FAS”) No. 109, “Accounting for Income Taxes.” The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2006 and 2005, the Company had approximately $9,795,000 and $9,270,000, respectively, in net deferred tax assets, net of valuation allowances.
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
Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The fair value of long-term debt is disclosed in Note 7. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2006, due to the short-term nature of the items.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.
Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2006 and 2005, interest bearing amounts were approximately $69,106,000 and $64,932,000, respectively. A significant amount of the Company’s cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Short-Term Investments
Short-term investments consist primarily of AAA rated auction bonds which normally reset to market prevailing rates every 35 days or less. There were no AAA rated auction bonds investments at December 31, 2006. At December 31, 2005 these investments were approximately $10,054,000. These investments are classified as “available for sale.” Due to the frequent market interest rate reset, changes in the fair value are insignificant.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.
Intangible Assets
The Company applies the provisions of Financial Accounting Standards Board’s (“FASB”) FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). Under FAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, is no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of FAS No. 142. See Note 5, “Goodwill and Intangible Assets” for a discussion of the adoption of FAS No. 142 and the annual goodwill and other identifiable intangible assets impairment tests.
The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under FAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates a discounted cash flow model.
Hampshire performs its annual impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
The Company also tests impairment of other intangible assets. For purposes of determining the fair value of its other intangible assets, the Company uses a discounted cash flow model.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets’ carrying amount. Management has evaluated the carrying value of its long-lived assets and has determined that no impairment existed as of December 31, 2006.
Revenue Recognition
The Company recognizes sales revenue upon shipment of goods to customers, net of discounts, and the Company’s estimate of returns, allowances, and co-op advertising.
Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative expenses.” Total advertising costs for the years ended December 31, 2006, 2005, and 2004 totaled approximately $2,240,000, $1,817,000, and $990,000, respectively.
Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in “Selling, general and administrative expenses.” Total shipping and freight costs for the years ended December 31, 2006, 2005, and 2004 totaled approximately $2,834,000, $2,803,000, and $2,676,000, respectively.

Investigation, restatement, and related expenses
“Investigation, restatement, and related expenses” represent expenses related to an investigation by the Audit Committee of the Company’s Board of Directors as well as related expenses. These related expenses include, but are not limited to, the assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and arbitration and other legal fees. See Note 10 — Commitments and Contingencies and Note 16 — Subsequent Events.
Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company’s outstanding stock options.
Stock Options
In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment” (“FAS No. 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No.123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. FAS No. 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. The Company adopted FAS No. 123R on January 1, 2006 using the modified prospective transition method.
The Company applied the modified prospective method in adopting FAS No. 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the fiscal year ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R, less estimated forfeitures.
The Company recorded no expense related to FAS No. 123R, as there were no options granted during the years ended December 31, 2006, 2005, and 2004. No options were outstanding at December 31, 2006. The Company’s stock-based employee compensation plans are described more fully in Note 12 — Stock Options, Compensation Plans, and Retirement Savings Plan.
Treasury Stock
The Company accounts for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders’ equity. The Company holds repurchased shares in treasury for general corporate purposes, including issuances under various employee compensation plans. When treasury shares are reissued, the Company uses a weighted average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price in excess of purchase costs is treated as additional paid in capital.
Presentation of Prior Years Data
Certain reclassifications have been made to data of prior years to conform to the current year presentation.
Recent Accounting Standards
In June of 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3” (“FAS No. 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company complied with the provisions of FAS No. 154 as it relates to the restatement discussed in Audit Committee Investigation and Related Matters in Note 16 — Subsequent Events.
In November of 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”). FSP No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company’s adoption of FSP No. 123(R)-3 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June of 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.
In September of 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on its financial statements, but does not expect it to have a material impact on its financial statements.
In September of 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB 108 did not have an effect on the Company’s financial statements.
Note 2 — Accounts Receivable and Major Customers
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2006 and 2005 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs, and for sales and markdown allowances of approximately $19,775,000 and $18,741,000, respectively.
The Company sells principally to department stores, catalog companies, specialty stores, mass merchants, and other retailers located in the United States. The Company’s sales to four major customers for the year ended December 31, 2006 represented 13%, 12%, 12%, and 11% of total sales. For the year ended December 31, 2005, these four major customers represented 26%, 0%, 7%, and 6% of total sales, and for the year ended December 31, 2004, these four major customers represented 18%, 0%, 9%, and 6% of total sales. At December 31, 2006 and 2005, 45%, and 23%, respectively, of the total gross trade receivables were due from these major customers.
Note 3 — Inventories
Inventories at December 31, 2006 and 2005 consist of the following:

(In thousands)	2006	2005
Finished goods	$25,366	$17,347
Work-in-process	225	—
Raw materials and supplies	984	70

Total cost	26,575	17,417
Less: reserves	(4,436)	(3,457)

Inventories, net	$22,139	$13,960

Note 4 — Fixed Assets
Fixed assets at December 31, 2006 and 2005 consist of the following:

(In thousands)	Estimated Useful Lives	2006	2005
Leasehold improvements	5 – 12 years	$1,524	$1,367
Machinery and equipment	3 – 7 years	3,706	3,569
Furniture and fixtures	3 – 7 years	1,307	1,162
Vehicles	3 years	249	274

Total cost		6,786	6,372
Less: accumulated depreciation		(4,822)	(4,316)

Fixed assets, net		$1,964	$2,056

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was approximately $871,000, $904,000, and $810,000, respectively.
Note 5 — Goodwill and Other Intangible Assets
The Company applies the provisions of FAS No. 141, “Business Combinations”, and FAS No. 142, “Goodwill and Other Intangible Assets.” FAS No. 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.
The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting units as defined under FAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. In the fourth quarter 2006, the Company determined fair value based on a discounted cash flow model. No impairment existed.
In fiscal year 2005, the Company acquired certain assets of the David Brooks business. (See Note 14 — Acquisitions). Goodwill increased by approximately $230,000 during 2005 related to the acquisition of David Brooks. Under terms of the purchase agreement, the Company agreed to make periodic payments based on a percentage of net sales related to the trade name of David Brooks® over a three year period. The Company prepaid, according to the purchase agreement, the first $500,000 in 2005. In 2006, an additional $54,000 was capitalized related to the trade name.
In fiscal year 2006, the Company acquired substantially all of the net assets of Shane-Hunter, Inc. (See Note 14 — Acquisitions). The Company acquired intangible assets in the form of a trademark and non-competition agreements totaling approximately $233,000 and $1,906,000, respectively. The following tables highlight the Company’s goodwill and intangible assets:

	December 31, 2006		December 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Unamortized Intangibles
Goodwill	$8,392	$—	$8,392	$—

Amortized Intangibles:
Trade name and trademark — 5 years	787	175	500	25
Non-competition agreement — 6 years	1,906	328	—	—

Amortized intangibles	2,693	503	500	25

	$11,085	$503	$8,892	$25

(In thousands)	2006	2005	2004
Amortization Expense:
Trade name and trademark	$150	$25	$—
Non-competition agreement	328	—	—

	$478	$25	$—

The expected amortization expense for the fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $478,000, $478,000, $478,000, $449,000, and $307,000, respectively.

Note 6 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2006 and 2005 consist of the following:

(In thousands)	2006	2005
Compensation, benefits, and related taxes	$6,796	$6,647
Reserve for supplier disputes	7,512	7,508
Income taxes payable	—	3,102
Income tax reserves	7,047	6,487
Royalties	770	363
Deferred compensation	3,368	508
Other	5,423	2,527

Accrued expenses and other liabilities	$30,916	$27,142

Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7,515,000 during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. At December 31, 2006, these matters remain unresolved.
Note 7 — Borrowings
Revolving Credit Facility
The Company maintains a Revolving Credit Facility (“Revolving Credit Facility”) with six participating commercial banks, with HSBC Bank USA, NA as agent. The Revolving Credit Facility, which matures on April 30, 2007 (See Note 16 — Subsequent Events), provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of the Company’s subsidiaries and 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility, and cash on deposit in a pledged account, if any.
Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of London Interbank Borrowing Rate (“LIBOR”) plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility.
The loan is collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2006 there was approximately $34.1 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at December 31, 2006, which resulted in availability for borrowing of approximately $26.0 million.
Long-Term Debt
Long-term debt at December 31, 2006 and 2005 consists of the following:

(In thousands)	2006	2005
Note payable in monthly installments of approximately $4.2, including interest at 5.23% collateralized by certain equipment	$61	$107

Total long-term debt	61	107
Less: amount payable within one year	(49)	(46)

Amount payable after one year	$12	$61

The long-term debt balance at December 31, 2006 is payable in 2008.
The fair value of the long-term debt at December 31, 2006 and 2005, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.

Financial Covenants
The Revolving Credit Facility contains covenants that require certain financial performance and restrict certain payments by the Company. The financial performance covenants require, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. It also restricts payments by the Company of cash dividends to stockholders and the repurchase of the Company’s common stock. The Company was in compliance with the financial performance covenants and restrictions at December 31, 2006.
Both the Revolving Credit Facility and senior debt contained an aggregate limit of $1,500,000 on the repurchase of the Company’s common stock. As of October l, 2005, the Company had repurchased a net amount of $2,516,000 of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the Revolving Credit Facility provided a waiver of the default and amended the Revolving Credit Facility to permit the Company to repurchase its common stock in an aggregated amount of $10,000,000. The holders of the senior debt did not waive the default. In the absence of such waiver, the Company elected in 2005 to prepay the remaining balance of $4,687,500 outstanding, which amount was subject to a prepayment penalty of approximately $160,000.
The Company’s trade account receivables and inventories are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility restricts payments by the Company of cash dividends to stockholders and the repurchase of the Company’s common stock. The Company was in compliance with these provisions for the year ended December 31, 2006.
Note 8 — Recovery of Improper Payments
During the second quarter of 2005, the Company discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to the Company and were received in violation of Company policy. The commissions related to purchases made by the Company during the years 2000 through 2002. The Company had previously terminated its relationship with this vendor for unrelated reasons — See Note 6 — Accrued Expenses and Other Liabilities.
Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6,013,000 net of expenses incurred in connection with the investigation and settlement of the matter, which included $1,391,000 received from a former employee relating to an employment contract termination settlement recorded in the fourth quarter of 2004 as an expense in “Selling, general, and administrative expenses.” The settlement has been included in the consolidated statement of income for the year ended December 31, 2005, as “Recovery of improper payments” due to its unusual nature.
Note 9 — Income Taxes
The provision for income taxes from continuing operations consists of the following:

(In thousands)	2006	2005	2004
Current:
Federal	$2,384	$10,279	$7,155
State and local	782	3,107	2,014

Total current	3,166	13,386	9,169
Deferred:
Federal	463	(2,562)	1,453
State and local	18	(837)	343

Total deferred	481	(3,399)	1,796

Total tax provision	$3,647	$9,987	$10,965

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Deferred tax assets:
Account receivable reserves	$2,202	$2,428
Inventory reserves	2,176	1,637
Benefit of contingent tax liabilities	1,548	1,242
All other accrued expenses	3,459	3,528
Deferred compensation	1,691	2,203
Net operating loss carryforwards	1,491	—
Other	377	66
Valuation allowances	(2,079)	(772)

Total deferred tax assets	10,865	10,332
Deferred tax liabilities:
Basis in intangible assets	(1,070)	(1,062)

Net deferred tax assets	$9,795	$9,270

The net deferred tax assets at December 31, 2006 and 2005 are recognized on the consolidated balance sheet as follows:

(In thousands)	2006	2005
Current deferred tax assets	$7,586	$9,468
Other assets	2,209	—
Long term deferred tax liabilities	—	(198)

Net deferred tax assets	$9,795	$9,270

The following table reconciles income tax from continuing operations computed at the U.S. federal statutory tax rates to income tax expense:

(In thousands)	2006	2005	2004
Federal income tax rate	35%	35%	35%
Rate applied to pre-tax income	$2,151	$7,490	$7,787
State taxes, net of federal tax benefit	439	1,466	1,352
Changes in contingent tax liabilities	559	981	878
Changes in valuation allowances	28	327	186
Other, net	470	(277)	762

Provision for income taxes	$3,647	$9,987	$10,965

It is the Company’s policy to establish contingent tax liabilities for income taxes that may become payable in future years as a result of an examination by tax authorities or tax remediation efforts initiated by the Company. The Company establishes contingent tax liabilities based upon management’s assessment of exposures related to the recognition of revenue or the deductions in its tax returns and the probability of payment. The changes in contingent tax liabilities include applicable interest and penalties. The contingent tax liabilities are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the contingent tax liability associated with that period may be adjusted. In addition, the adjustment to the contingent tax liability may reflect potential tax liabilities based on current calculations. To the extent the Company were to prevail in matters for which accruals have been established, statutory periods for assessing taxes lapse, or it be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected. For the years ended December 31, 2006 and 2005 accrued contingent income tax reserves were $7,047,000 and $6,487,000, respectively.

The Company’s consolidated federal income tax returns for the years ended December 31, 2003 and 2002 were examined by the Internal Revenue Service. The examination was completed in June of 2005 and the Company was assessed and paid approximately $1,984,000 for income taxes and associated interest relating to the accrual for supplier disputes (see Note 6 — Accrued Expenses and Other Liabilities). The Company established valuation allowances related to deferred tax assets associated with certain deferred compensation plans as the available objective evidence creates sufficient uncertainty regarding the realizability of these assets.
At December 31, 2006 the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $3,862,000, which expire in varying amounts from 2019 to 2025. These federal net operating loss carryforwards were obtained in the acquisition of Marisa Christina on May 20, 2006. The Company has state net operating loss carryforwards of approximately $1,937,000 at December 31, 2006 expiring from 2021 to 2026. All of the state net operating losses were established during 2006 from continuing operations. Valuation allowances have been established for a substantial portion of these federal and state net operating loss carryforwards due to the uncertainty of their future usage. The Company utilized net operating loss carryforwards of approximately $126,000 and $0 in 2006 and 2005, respectively.
Note 10 — Commitments and Contingencies
The Company leases premises and equipment under operating leases having terms from month-to-month to twelve years. At December 31, 2006, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2007	$2,675
2008	2,281
2009	2,021
2010	1,920
2011	1,527
Thereafter	4,070

$14,494

Future rental revenue to be received under non-cancellable subleases was approximately $876,000 as of December 31, 2006.
For the years ended December 31, 2006, 2005, and 2004, rent expense for operating leases was approximately $2,903,000, $1,435,000, and $1,207,000, respectively. See Note 16 — Subsequent Events regarding a material lease commitment made subsequent to December 31, 2006.
The Company has entered into licensing agreement with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments as of December 31, 2006 are set forth in the table below:

Year	(In thousands)
2007	$3,015
2008	2,725
2009	750
2010	—

$6,490

For the years ended December 31, 2006, 2005, and 2004, royalty expenses for licensing were approximately $4,339,000, $3,816,000, and $3,476,000, respectively.
The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2006 these open purchase order commitments amounted to approximately $42,197,000, of which approximately $31,630,000 were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2007, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $2,531,000 related to other matters.

The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the $7,512,000 reserve established for supplier disputes outlined in Note 6 — Accrued Expenses and Other Liabilities. If the Company determined that this reserve was no longer needed and was released, the bonus payments could be as much as $1,000,000.
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
The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating with both the investigations of the SEC and U.S. Attorney’s Office. As of December 31, 2006, the Company had incurred fees and expenses of approximately $6,159,000 in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters, which are included within “Investigation, restatement, and related expenses” in the 2006 consolidated statement of income. An additional $3,454,000 in such costs were incurred subsequent to December 31, 2006 through July 1, 2007. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company cannot predict the total cost but believes that future costs may be material.
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
The Board of Directors of the Company has from time-to-time authorized the repurchase of shares of the Company’s common stock. On March 17, 2005, the Board of Directors of the Company approved the repurchase of up to 400,000 shares (post-split) of the Company’s outstanding common stock. In addition, on April 26, 2006, the Board of the Company approved the repurchase of up to 1,000,000 additional shares of the Company’s outstanding stock. The repurchases were conducted through open market or privately negotiated transactions.
The Company repurchased 32,784 and 335,410 shares of its common stock at a cost of $703,000 and $8,551,000 in 2006 and 2005, respectively. Repurchases of shares of the Company’s common stock under this plan were suspended upon the commencement of the Audit Committee Investigation. See Note 16 — Subsequent Events, Audit Committee Investigation and Related Matters.
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
Stock option activity was as follows:

		Weighted Average
(In thousands)	Number of Options	Exercise Price
Outstanding — December 31, 2003	271,550	$6.66
Granted	—	—
Exercised	(156,738)	6.94
Canceled or expired	(40,628)	4.96

Outstanding — December 31, 2004	74,184	6.99
Granted	—	—
Exercised	(55,000)	7.78
Canceled or expired	—	—

Outstanding — December 31, 2005	19,184	4.71
Granted	—	—
Exercised	(19,184)	4.71
Canceled or expired	—	—

Outstanding — December 31, 2006	—	$—

At December 31, 2006, there were no stock options outstanding. At December 31, 2005, and 2004, the number of stock options exercisable was 5,272, and 55,872, respectively. Option balances, activity and weighted average exercise price prior to June 28, 2005 have been adjusted to reflect the two-for-one stock split.

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
Distributions from the plan commenced on January 15, 2003 with the distribution of 209,510 shares valued at approximately $2,316,000. On January 15, 2004, 175,494 shares valued at approximately $2,727,000 were distributed and on January 15, 2005, 72,672 shares valued at approximately $1,159,000 were distributed (all of which have been adjusted for the two-for-one stock split effective June 28, 2005). On January 15, 2006, 27,667 shares valued at approximately $651,000 were distributed and on December 29, 2006, 177,625 shares valued at $2,434,000 were distributed. The remaining 102,568 shares will be distributed to the participants in accordance with their elections.
Company Deferred Compensation Plans
In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the former President of Hampshire Designers, Inc., the Company accrued aggregate deferred compensation of $1,450,000. The deferred compensation plan accrued interest at the Company’s effective investment rate during periods when the Company had cash invested and at the Company’s borrowing rate with its lead bank during periods when the Company is borrowing cash. Mr. Warsaw retired effective December 31, 2005 and $500,000 was distributed to Mr. Warsaw in January of 2006.
The Company identified issues with its deferred compensation plans that require remediation. As a part of this remediation plan, the Company was required to accelerate the payment of the remaining balance of Mr. Warsaw’s deferred compensation during 2006 due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. During 2006, the Board of Directors approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.
As part of his employment agreement, the Company had agreed to make contributions to a deferred compensation plan on behalf of Mr. Kuttner. For the years ended December 31, 2006 and 2005, the Company contributed to the plan $221,000 and $300,000, respectively. Contributions to the plan ceased upon the termination of Mr. Kuttner’s employment on September 25, 2006. The cumulative amount may be left in the Company, which accrues interest at 110% of the Applicable Federal Long-Term Interest Rate, or invested in common stock of publicly traded companies or mutual funds, which are reported at market value. As part of aforementioned remediation plan, the Company paid the balance of the plan assets to Mr. Kuttner in September of 2007.
As part of his employment agreement, the Company had agreed that Mr. Clayton may defer up to 60% of his incentive compensation plus any increase in base salary, not to exceed 45% of total compensation. For the years ended December 31, 2006 and 2005, the Company also contributed to the plan $37,000 and $0, respectively. Contributions to the plan ceased upon the termination of Mr. Clayton’s employment on September 25, 2006. The cumulative amount may be left in the Company, which accrues interest at 110% of the Applicable Federal Long Term Interest Rate, or invested in common stock of publicly traded companies or mutual funds, which are reported at market value. As part of aforementioned remediation plan, the Company paid the balance of the plan assets to Mr. Clayton in September of 2007.
The liability for deferred compensation was included within “Accrued expenses and other liabilities” (current portion of $3,368,000 and $508,000 at December 31, 2006 and 2005, respectively) and other long term liabilities (long term portion of $56,000 and $2,549,000 at December 31, 2006 and 2005, respectively) on the consolidated balance sheets. The plan assets of $3,040,000 were included within “Other current assets” on the consolidated balance sheet as of December 31, 2006.
Retirement Savings Plan
The Company and certain subsidiaries have 401(k) retirement savings plans under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company’s matching contribution is determined annually at the discretion of the Board of Directors. Matching contributions for the years ended December 31, 2006, 2005, and 2004 were approximately $237,000, $157,000, and $157,000, respectively. All Company matching contributions vest fully after six years of employment.

Note 13 — Related Party Transactions
Joel Goldberg, a Director of the Company, is a principal of SK Associates, which rented office space from the Company in the amount of approximately $550 per month for the three year period ended April of 2004.
An investment of $191,000 of Mr. Kuttner’s deferred compensation funds was made with Ironwood Partners LLC (“Ironwood”) at the direction of Mr. Kuttner in August of 2005. Mr. Michael Jackson, a Director and interim Chairman of the Company, is a principal in Ironwood.
During fiscal year 2005, the Company purchased data and communication lines and hardware in the amount of $44,000 from a company in which Mr. Kuttner is a 75% beneficial owner.
As part of the announced repurchase plan, the Company purchased 80,000 shares of its common stock from Mr. Kuttner on December 13, 2005, at $24.49 per share which approximated the five-day average market closing price prior to the transaction, as reported by the Nasdaq Global Market.
The Company entered into a service agreement with an affiliated company, owned by certain officers of Item-Eyes, Inc., to warehouse and distribute a portion of its women’s related separates products. The service agreement provided that a fee be paid on a per unit shipped basis. The service agreement expired August 31, 2005 and the warehouse function of Item-Eyes was transferred to an unrelated third-party. Fees paid for the years ended December 31, 2005 and 2004 were $792,000 and $2,288,000, respectively, and are included in “Selling, general, and administrative expenses” in the consolidated statements of income.
Subsequent to the sale of the Company’s apartment in 2003 to a company of which Mr. Kuttner has beneficial ownership, the Company has paid certain ongoing costs of the apartment, such as utilities, in exchange for the right to utilize the property from time to time. For the years ended December 31, 2006, 2005, and 2004, these payments were approximately $29,000, $20,000, and $19,000, respectively.
Mr. Harvey Sperry, a Director of the Company, retired as a partner of the law firm of Willkie Farr & Gallagher LLP in March of 2000. The firm has served as legal counsel for the Company since 1977. In such capacity, for the years ended December 31, 2006, 2005, and 2004, this firm was paid approximately $1,238,000, $111,000, and $57,000, respectively.
The Company leased two buildings from a company in which Mr. Kuttner has a 96% beneficial ownership and Mr. Clayton, who has a 4% beneficial ownership. Rent expense under such leases for the years ended December 31, 2006, 2005, and 2004 was approximately $14,600, $88,000, and $153,000, respectively. The Company’s lease for a distribution center in Anderson, South Carolina, expired April 30, 2004, and was not renewed. This lease for administrative offices expired April 30, 2006.
On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building located in Anderson, SC with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. Commencing February 1, 2006, the Company started utilizing the building as its administrative offices. The Company occupies approximately 65% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. Subsequent to December 31, 2005, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. Lease payments made by the Company related to this facility were approximately $237,000 during the year ended December 31, 2006.

Note 14 — Acquisitions
David Brooks
On October 3, 2005, the Company, through its wholly owned subsidiary SB Corporation, a Delaware corporation, consummated the acquisition of certain assets of the David Brooks business. The assets purchased, consisting primarily of inventory and trade name, were acquired for $2,460,000 in cash. Under the terms of the purchase agreement, the Company will make additional payments to the seller through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The business is located in Brockton, Massachusetts with sales offices and showrooms in several major U.S. cities.

(In thousands)	October 3, 2005
Assets
Inventories	$1,706
Fixed assets	24
Goodwill	230
Identified intangibles	500

Purchase price (net assets acquired)	$2,460

Shane Hunter
On January 5, 2006, the Company, through its wholly owned subsidiary SH Holding Company, a Delaware corporation, purchased substantially all of the net assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $1,982,000. SH Holding Company changed its name to Shane Hunter, Inc. (“Shane Hunter”). Shane Hunter is based in San Francisco, California and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents. The estimated fair market values of assets acquired and liabilities assumed were as follows:

(In thousands)	January 5, 2006
Assets
Cash and cash equivalents	$1
Accounts receivable, net	10,955
Inventories, net	9,700
Other current assets	802
Fixed assets	123
Identified intangibles (1)	2,139

Total assets acquired	$23,720

Liabilities
Advances due factor	$12,775
Accounts payable	8,096
Accrued expenses and other liabilities	867

Total liabilities assumed	$21,738

Purchase price (net assets acquired)	$1,982

(1)	The identified intangibles relate primarily to non-competition agreements, which will be amortized over six years.

Marisa Christina
On May 20, 2006, the Company, through a wholly owned subsidiary, acquired Marisa Christina, Incorporated (“Marisa Christina”) as part of the expansion of its women’s better market strategy by former management, after which time it continued to operate as a wholly-owned subsidiary of Hampshire Group. Upon completion of the acquisition, each outstanding share of Marisa Christina common stock was converted into the right to receive $0.65 per share less a pro rata portion of the transaction costs incurred by Marisa Christina, representing an aggregate purchase price of approximately $4,834,000. The Company determined Marisa Christina had a net asset value of $6,634,000, which assets included cash of $4,056,000. Therefore, pursuant to FAS No. 141, “Business Combinations,” the Company recorded a $1,800,000 extraordinary gain for the amount by which the net assets acquired exceeded the purchase price. The estimated fair market values of assets acquired and liabilities assumed were as follows:

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

In May of 2007, the Company made the determination to discontinue domestic operations and sales of Marisa Christina but plans to continue to license the Marisa Christina® label internationally.

Note 15 — Earnings Per Share
Set forth in the table below is the reconciliation by year of the numerator (income) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”).

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares(1)	Amount
2006:
Income before extraordinary item	$2,502	7,855	$0.32
Extraordinary item – gain on acquisition	1,800	—	0.23

Basic net income	$4,302	7,855	$0.55
Effect of dilutive securities:
Stock options	—	7	—

Diluted net income	$4,302	7,862	$0.55

2005:
Basic net income	$11,414	8,153	$1.40
Effect of dilutive securities:
Stock options	—	15	—

Diluted net income	$11,414	8,168	$1.40

2004:
Basic net income	$11,284	8,148	$1.38
Effect of dilutive securities:
Stock options	—	91	(0.01)

Diluted net income	$11,284	8,239	$1.37

(1)	The number of shares of common stock and per share income has been adjusted for the two-for-one stock split effective June 28, 2005.
Note 16 – Subsequent Events
Audit Committee Investigation and Related Matters
During 2006, the Company announced that the Audit Committee of its Board of Directors (“Board”) commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management.
On January 17, 2007, the Company announced that its common stock would be delisted from the Nasdaq Global Market, effective January 19, 2007, as a result of the Company’s failure to file its Quarterly Reports on Form 10-Q. There is no longer an established public trading market for the Company’s common stock. The Company’s common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK.” The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.
As of March 30, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect its Revolving Credit Facility, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006 and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to, among other things, extend the term of the Credit Facility to December 31, 2007.

On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated its financial statements for the fiscal years ended December 31, 2005, 2004, and 2003. The Company has also amended its Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate its financial statements for the periods therein.
As of July 25, 2007, the Company entered into the Waiver to Credit Agreement (the “July Waiver”) with respect to the Revolving Credit Facility. Pursuant to the July Waiver, the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements according to the following schedule:

Report For Period Ended	Extended Delivery Date
April 1, 2006 (Restated)	August 15, 2007
July 1, 2006	August 15, 2007
September 30, 2006	August 15, 2007
In addition, to the extent a breach of a representation or other term of the Revolving Credit Facility is caused by the restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements are delivered in accordance with the rescheduled requirements and the restated financial statements do not demonstrate non-compliance with any financial covenant as of any quarter-end test date occurring subsequent to June 29, 2006. The Company was in compliance with financial covenants related to financial statements for quarter end test dates subsequent to June 29, 2006.
On August 9, 2007, the Company met the rescheduled reporting requirements for the periods ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006.
As of August 31, 2007, the Company entered into the Waiver to Credit Agreement (the “August Waiver”) with respect to the Revolving Credit Facility. Pursuant to the August Waiver, the Banks and the Company agreed, in consideration for a fee up to $25,000 and the payment of the Agent’s legal fees and expenses, to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it meets rescheduled reporting requirements according to the following schedule:

Report For Period Ended	Extended Delivery Date
December 31, 2006	September 17, 2007
March 31, 2007	October 31, 2007
June 30, 2007	November 19, 2007
September 29, 2007	December 10, 2007
Other Matters
In May of 2007, the Company received a notice from the IRS that it was going to examine the Company’s 2005 tax return. The examination was in process as of the date this document was filed, and the Company was notified that the examination was expanded to include the Company’s 2004 tax return.
In February of 2007, the Company entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve income nexus tax liabilities. The total amount of these settlements was approximately $805,000, including interest.
During August of 2007, the Company was informed by a state taxing authority that it was going to audit payroll tax withholdings of one of its subsidiaries for the years 2004 and 2005.

The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, New York on July 11, 2007. The lease provides for minimum payments of $59,830,000 over the lease term, and the Company estimates capital expenditures related to the new facility will be made in fiscal year 2007 and fiscal year 2008 in an amount not to exceed $8,500,000, net of landlord allowances. Future minimum contractual obligations related to the lease are as follows:

(In thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Facility lease	$59,830	$—	$2,905	$3,486	$3,646	$3,678	$46,115

In connection with the new facility lease, the Company entered into entered into Amendment No. 6 to the Credit Facility. (“Amendment No. 6”). Pursuant to Amendment No. 6, the Banks and the Company agreed that the expenditure by the Company of up to an aggregate of $8,500,000, net of landlord allowances, for tenant improvements to the leased premises (in addition to certain tenant improvements to the leased premises to be funded by the landlord) will not be deemed to be “Consolidated Capital Expenditures” within the meaning of the Credit Facility for purposes of determining the Company’s compliance with the consolidated fixed charge coverage ratio and the restriction on capital expenditures under the Credit Facility.

(b) Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2006 and 2005 quarterly statements of operations.
The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2006 quarters ended:

(In thousands, except per share data)	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Net sales	$67,488	$49,441	$112,622	$118,368
Gross profit	15,739	11,193	30,012	31,203
Selling, general, and administrative expenses	17,448	16,853	21,124	22,069
Investigation, restatement, and related expenses	—	421	4,046	1,692

Income (loss) from operations	(1,709)	(6,081)	4,842	7,442
Income (loss) before income taxes and extraordinary item	(1,044)	(5,561)	4,843	7,911
Provision (benefit) for income taxes	(631)	(3,361)	2,927	4,712

Income (loss) before extraordinary item	(413)	(2,200)	1,916	3,199
Extraordinary item – gain on acquisition	—	1,800	—	—

Net income (loss)	$(413)	$(400)	$1,916	$3,199

Income (loss) per share before extraordinary item:
Basic	$(0.05)	$(0.28)	$0.24	$0.41

Diluted	$(0.05)	$(0.28)	$0.24	$0.41

Income per share from extraordinary item:
Basic	$—	$0.23	$—	$—

Diluted	$—	$0.23	$—	$—

Net income (loss) per share:
Basic	$(0.05)	$(0.05)	$0.24	$0.41

Diluted	$(0.05)	$(0.05)	$0.24	$0.41

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2005 quarters ended:

(In thousands, except per share data)	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
Net sales	$58,077	$38,636	$123,592	$103,976
Gross profit	14,351	8,600	30,100	25,006

Selling, general, and administrative expenses	13,533	13,824	18,286	18,030
Recovery of improper payments	—	(6,013)	—	—

Income from operations	818	789	11,814	6,976
Income before income taxes	1,072	1,253	11,914	7,162
Provision for income taxes	440	527	5,653	3,367

Net income	$632	$726	$6,261	$3,795

Net income per share:
Basic	$0.08	$0.09	$0.77	$0.47

Diluted	$0.08	$0.09	$0.77	$0.47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the interim Chief Executive Officer and Chief Financial Officer, the management of the Hampshire Group, Limited carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and processes contained material weaknesses as of December 31, 2006 for the reasons described below and therefore were not effective.
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
In connection with filing this Annual Report, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In each case, the evaluation did not include the internal controls over financial reporting relating to Marisa Christina, Inc., which was acquired on May 20, 2006. Total assets and net sales of Marisa Christina, Inc. represented 2.6% and 2.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
In making each of these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has determined that material weaknesses in our internal control over financial reporting existed as of December 31, 2006, and based on the criteria noted above, concluded that our internal control over financial reporting was not effective as of December 31, 2006.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.
In connection with the assessment described above, the Company’s management identified material weaknesses as of December 31, 2006 in the following areas:
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

•	Aggregation of Control Deficiencies at our Shane Hunter Subsidiary

The Company failed to maintain effective internal controls related to accounting, financial reporting, and information technology at its Shane Hunter division, which was acquired on January 5, 2006. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis, a lack of sufficient support resources within the accounting and finance group, and lack of properly updated and maintained information technology systems. In addition, the initial acquisition accounting was not properly performed due to limitations on information available and the other control deficiencies denoted herein.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2006, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting
There were significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as outlined below in "Remediation of Material Weaknesses in Internal Controls Over Financial Reporting.”
Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
During the three months ended December 31, 2006, the Company was actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management:
•	The Company terminated the employment of one of the three members of former management who was responsible for the preparation of financial statements during the three months ended December 31, 2006. The other two members of former management were terminated on September 25, 2006.

•	Implemented extensive procedures and controls around the income tax provision process. These enhancements include but are not limited to dedicating personnel to the tax provision process with technical knowledge of the Company’s tax filings and FAS No. 109 – Accounting for Income Taxes; providing such personnel access to applicable training; obtaining database software to assist in the research of complex tax matters; and formalization of the procedures for preparation of the tax provision.

•	Implemented enhanced procedures and controls around accrued liabilities and management for and accounting of benefit plans.

•	Implemented enhanced procedures and controls at the Shane Hunter division around the accounting and financial reporting process. These enhancements include but are not limited to hiring a divisional controller at Shane Hunter with industry experience that commands a better understanding of the financial statement preparation process and providing such personnel access to applicable training.
Subsequent to December 31, 2006, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of December 31, 2006. These remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by the Company’s management:
•	Implemented enhanced procedures and controls around the financial statement preparation and disclosure process as well as the financial review process at the corporate level. These enhancements include but are not limited to dedicating personnel with technical knowledge of SEC reporting to the financial statement preparation process; providing such personnel access to applicable training; obtaining database software to assist in the research of complex accounting and disclosure matters; and formalization of the procedures for tracking disclosure matters.

•	Implemented enhanced procedures and controls around acquisition accounting and management expense reports.

•	Implemented enhanced procedures and controls at the Shane Hunter division around the accounting and financial reporting process as well as the financial review process at the corporate level. These enhancements include but are not limited to formalization of the procedures for the financial statement close process and providing more corporate oversight in both the areas of accounting and information technology. In addition, the Company has evaluated the division’s information technology infrastructure and has and will continue to upgrade these systems.
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to December 31, 2006 will continue to be performed in the future to ensure these matters are remediated.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hampshire Group, Limited and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Marisa Christina, Incorporated (“Marisa Christina”), which was acquired on May 20, 2006 and whose financial statements constitute 2.6% of total assets and 2.1% of net sales of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Marisa Christina. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

•	Aggregation of Control Deficiencies at our Shane Hunter Subsidiary

The Company failed to maintain effective internal controls related to accounting, financial reporting, and information technology at its Shane Hunter division, which was acquired on January 5, 2006. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis, a lack of sufficient support resources within the accounting and finance group, and lack of properly updated and maintained information technology systems. In addition, the initial acquisition accounting was not properly performed due to limitations on information available and the other control deficiencies denoted herein.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated September 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
September 12, 2007

Item 9B. Other Information.
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant.
The executive officers of Hampshire Group, Limited, who are elected by and serve at the discretion of the Board of Directors, as well as the Directors of the Company during 2006 were as follows:

Name	Age	Position(s) Held
Michael S. Culang	57	Interim Chief Executive Officer and President
Jonathan W. Norwood	38	Vice President, Chief Financial Officer, and Treasurer
Heath L. Golden	32	General Counsel, Vice President of Administration, and Secretary
Jeffrey B. Meier	59	Senior Vice President Global Sourcing
H. Edward Hurley	58	Executive Vice President and Chief Operations Officer (retired)
Michael C. Jackson	66	Director and Interim Chairman
Joel H. Goldberg	64	Director
Harvey L. Sperry	77	Director
Irwin W. Winter	72	Director
Ludwig Kuttner	61	Director and former Chairman, Chief Executive Officer, and President
Charles W. Clayton	69	Former Chief Financial Officer, Executive Vice President, Secretary, and Treasurer
Each director’s term expires at the next annual meeting of stockholders of the Company.
MICHAEL S. CULANG was appointed as interim Chief Executive Officer and President of Hampshire Group on June 22, 2006. Prior to assuming these responsibilities, he served as President and Chief Executive Officer of Hampshire Designers and Hampshire Brands. Prior to joining Hampshire in 1998, Mr. Culang served as President of Somerset Knitting Mills, a Division of Phillips-Van Heusen from 1986 through 1997.
JONATHAN W. NORWOOD joined the Company as Vice President and Chief Financial Officer in April of 2006. On August 9, 2006, Mr. Norwood assumed the title of Treasurer. Prior to joining the Company, he was with the Liberty Corporation as the Controller and served as a member of the management team from 2001 until the March of 2006 sale of the company. Prior to working for the Liberty Corporation, he served as Chief Financial Officer of Team Vest, LLC. Mr. Norwood began his career with Ernst & Young, LLP in 1991 and became a certified public accountant in 1994.
HEATH L. GOLDEN joined the Company as Vice President of Business Development and Assistant Secretary in August of 2005. In May 2006 he assumed the additional position of General Counsel and in June of 2006 he also assumed the role of Vice President of Administration and Secretary. Prior to joining Hampshire, Mr. Golden was an attorney with Willkie Farr & Gallagher LLP from March of 2003 through July of 2005 and prior to that with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. from April of 2000 until March of 2003. Mr. Golden began his career in the private practice of law in 1999.
JEFFREY B. MEIER joined Hampshire Group in April of 2004. Mr. Meier is Vice President of Global Sourcing. Prior to joining the Company, he was employed as Chief Executive Officer of Ophir Holdings, Limited from 2002 to 2003 and served as Executive Vice President International Sourcing for Tommy Hilfiger from 1995 through 2001. Previously, Mr. Meier was employed as a Senior Vice President of Sourcing with Liz Claiborne from 1987 to 1993 and as a Senior Vice President of Global Sourcing with Fruit of the Loom from 1993 to 1995.
H. EDWARD HURLEY served as Executive Vice President and Vice President of Operations Officer of Hampshire Designers, Inc. from 1993 to the date of his retirement, March 31, 2007. He served as Vice President of Operations and Controller from 1986 to 1993.

MICHAEL C. JACKSON has served as a Director from 1986 through 1996 and since 2001. The Board of Directors unanimously approved Mr. Jackson as interim Chairman of the Board in July of 2006. Mr. Jackson is a founding member of Ironwood Partners, LLC and Housatonic Equity Funds, two private equity investment firms. Mr. Jackson retired from Lehman Brothers in 2004. Prior to his retirement, he was a partner and Managing Director of Lehman Brothers for more than 35 years.
JOEL H. GOLDBERG has served as a Director of the Company since 1998. Dr. Goldberg is a licensed organizational consultant and has been a human resources consultant for thirty years. He is the founder and President of Career Consultants, Inc., a human resources consulting firm. Dr. Goldberg serves on the Board of Directors of Merrimac Industries, Inc., Triangle Services, Inc., Mowatt, Inc., and Modell’s Inc. He served on the Board of Directors of Phillips-Van Heusen Corporation until June of 2007.
HARVEY L. SPERRY has served as a Director since 1977. Mr. Sperry retired as a partner of the law firm of Willkie Farr & Gallagher LLP in March of 2000, which provides legal services to the Company.
IRWIN W. WINTER has served as a Director since 2003. Mr. Winter retired from Phillips-Van Heusen Corporation in 1999. From 1987 until retirement, he served as Executive Vice President, Chief Financial Officer, and a member of the Board of Directors of Phillips-Van Heusen.
LUDWIG KUTTNER has served as a Director of the Company since 1979. He was President and Chief Executive Officer of the Company from 1979 to 1992 and from 1994 to June of 2006. He also served as Chairman of the Board of the Company from 1979 to June of 2006. He serves as managing member of Hampshire Investments, Inc. and K Holdings, LLC, two investment companies independent of Hampshire Group.
CHARLES W. CLAYTON served as Chief Financial Officer from 1984 through 2000 and from October of 2003 through March of 2006. He served as Vice President of Finance and Controller from 1978 to 1983 and has served as Secretary and Treasurer from 1984 until the termination of his employment on September 25, 2006. He served as Vice President of Finance and Controller from 1978 to 1983 and has served as Secretary and Treasurer since 1984.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatements and Related Matters for a discussion of certain related matters involving Mr. Kuttner and Mr. Clayton, among others.
Code of Ethics
We have adopted a “Code of Ethics and Business Conduct” for our directors and officers and established procedures whereby our employees and stockholders may report matters that may be a violation of our Code of Ethics and Business Conduct to the proper authority. The Code of Ethics and Business Conduct has been filed as an exhibit to this Annual Report. It is also available on our website at www.hamp.com; or a copy may be received free of charge by submitting a written request to: Hampshire Group, Limited, Attn: Corporate Secretary, 1924 Pearman Dairy Road, Anderson, SC 29625.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officers and greater than 10% stockholders complied during 2006 with all applicable Section 16(a) filing requirements except that Heath L. Golden and Jonathan W. Norwood each inadvertently filed late Form 3 reports.
Audit Committee
The Audit Committee currently has three members, Irwin W. Winter (Chairman), Joel H. Goldberg, and Harvey L. Sperry.
The Board of Directors has determined that Mr. Winter is a “financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K and has appointed him Committee Chairman. A copy of the Audit Committee’s charter was filed as an exhibit to the Company’s definitive proxy statement in connection with the Company’s 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis describes the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table, who are referred to as the “Named Executive Officers.”
Overview of Compensation Philosophy and Objectives
The Compensation Committee of the Board of Directors oversees the Company’s compensation and equity programs generally, and is responsible for all decisions relating to the compensation of the Named Executive Officers. In developing the Company’s compensation programs, and generally in determining the compensation of the Named Executive Officers, the Compensation Committee has focused on two core beliefs:
•	the Company’s success depends in large part on the Company’s ability to attract and retain executives with superior talent and the skills necessary to grow our business; and

•	executive compensation should be designed to motivate the creation of value and reward executives for such valuation creation.
To this end, the Company’s compensation programs have been designed to compensate Named Executive Officers, fairly and competitively, through a mix of: (i) base salary, which is reviewed on an annual basis, except to the extent otherwise provided for in an applicable employment agreement; and (ii) annual bonuses, which are based in part on the achievement of individual and company objectives and performance. Although the Company has not awarded any equity compensation in recent years, the Compensation Committee nonetheless considers equity grants to be part of the mix of compensation that it may award to Named Executive Officers in the future. In order to maintain flexibility in a changing business environment, in addition to annual bonuses, the Compensation Committee sometimes grants additional cash bonuses that relate to exceptional efforts or accomplishments other than pre-determined individual or company financial or business metrics. The Named Executive Officers also may participate in our health and retirement plans on the same basis as other Company employees.
Determination of Compensation
As described above, the Compensation Committee is responsible for establishing and making decisions with respect to our compensation plans generally, including compensation decisions relating to the Named Executive Officers. In determining the levels and mix of compensation, the Compensation Committee does not generally rely on formulaic guidelines but rather maintains a flexible compensation program that allows it to adapt components and levels of compensation to motivate and reward individual executives within the context of the Company’s desire to attain certain strategic and financial goals. This necessarily requires that the Compensation Committee makes reasoned subjective determinations about compensation levels. Subjective factors considered in compensation determinations include an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In addition, with respect to the Named Executive Officers other than our Chief Executive Officer, the Compensation Committee seeks the input and recommendation of the Chief Executive Officer.
In making its determinations for 2006, the Compensation Committee did not undertake any formal benchmarking or review any formal surveys of compensation for competitors of the Company. However, in connection with its on-going review of the compensation programs generally, the Company has engaged executive compensation advisors in 2007 to review the Company’s compensation programs in light of current market practice, as well as to benchmark compensation against both competitors of the Company and other similarly situated companies in the market. The Compensation Committee believes that this process will provide the Compensation Committee with better information to tailor the Company’s ongoing compensation practices to the Compensation Committee’s compensation philosophy.

2006 Executive Compensation Components
For 2006, the compensation provided to the Named Executive Officers consisted of the same elements generally available to our management level employees, including base salary, annual bonus and other perquisites, and benefits, each of which is described in more detail below. The Compensation Committee believes that the mix of fixed to performance-based compensation is well balanced and provides the Company with an effective means to attract, motivate, and retain the Named Executives Officers. The Compensation Committee has not elected to award any equity-based compensation in the previous few years and intends to wait for the results of the executive compensation advisors’ review before determining whether or not to make any such awards in the future.
Base Salary
The Company provides the Named Executive Officers with a base salary to provide fixed compensation for services rendered during the fiscal year. Base salaries for the Named Executive Officers are determined for each executive based on position and responsibility, prior job performance, and anticipated contributions to the Company in the future, taking into account competitive market compensation paid by other companies for similar positions. The 2006 base salaries of Messrs. Culang, Norwood, Meier, Golden, and Kuttner were equal to the minimum amounts required by their respective employment agreements.
Annual Incentive Bonus
Each of the Named Executive Officers is eligible to receive an annual incentive bonus, which is intended to compensate an executive for achieving our annual financial goals at corporate and divisional levels and for achieving measurable individual annual performance objectives, in each case, designed to increase shareholder and overall business value. Annual incentive bonuses are structured in accordance with The Hampshire Group, Limited Management Incentive Bonus Plan (the “Incentive Plan”), which was initially adopted by our stockholders at a special meeting held on November 12, 2002.
Under the Incentive Plan, Named Executive Officers bonuses are determined based on performance at the corporate level, subsidiary level and/or divisional level, with aggregate bonus amounts based on a percentage of base salary. The target percentage of base salary and the level of participation of each Named Executive Officer are set forth in the following table:

Target Bonus as a
Name	% of Base Salary
Michael S. Culang(1)	120%
Jonathan W. Norwood(2)	46%
Heath L. Golden(3)	(3)
Jeffrey B. Meier(4)	80%
H. Edward Hurley(5)	100%

(1)	For 2006, Mr. Culang’s target bonus amounts were payable based on achievement of the following goals: (i) the men’s division’s achievement of $8,173,000 in pretax income, $67,903,600 in net sales, and a gross margin of 27%, and (ii) the women’s division’s achievement of $5,000,000 in pretax income, $102,558,000 in net sales, and a gross margin of 27%.

(2)	For 2006, Mr. Norwood’s target bonus amounts were payable based on achievement of the following goals: (i) the Company’s achievement of $12,119,500 in net income and (ii) the Company’s achievement of $363,012,000 of net sales. Notwithstanding the achievement of minimum targets, Mr. Norwood was guaranteed a bonus of at least $72,000. Mr. Norwood’s target as a percentage of base salary is calculated based on his annualized salary for 2006. Mr. Norwood joined the Company in April of 2006.

(3)	For 2006, Mr. Golden’s potential bonus consisted of three components: (i) 25% of 2006 base salary or $48,750, (ii) up to an additional 5% of his 2006 base salary payable at the discretion of management, and (iii) an amount equal to 2% of the Company’s 2006 net income in excess of $10,000,000.

(4)	For 2006, Mr. Meier’s target bonus amounts were based on achievement of the following goals: the women’s division’s achievement of (i) $5,000,000 in pretax income, (ii) $115,328,500 in net sales and (iii) a gross margin of 27%.

(5)	For 2006, Mr. Hurley’s target bonus amounts were payable based on achievement of the following goals: (i) the women’s division’s achievement of $8,502,650 in pretax income, and (ii) the men’s division’s achievement of $8,173,000 in pretax income.

The Compensation Committee selected the applicable targets based on the following:
•	Net sales was selected as a means of measuring financial results in large part to emphasize the importance of net sales during a period of general weakness in overall demand for apparel and consolidation of apparel retailers, which the Compensation Committee believes has exacerbated the trend of large retailers sourcing their own products;

•	Gross margin was selected as a means of measuring the Company’s ability to price and source goods favorably, which, given the increasingly competitive conditions in the industry, has taken on greater importance in the Company’s overall performance; and

•	Pre-tax income was selected as means of measuring the overall financial performance of the Company.
Under the terms of the Incentive Plan, aggregate annual payments to any individual pursuant to the Incentive Plan may not exceed $2 million. Messrs. Kuttner and Clayton did not participate in the Incentive Plan in 2006 due to the termination of their employment on September 25, 2006.
Discretionary Bonus
In addition to the annual incentive bonus, in 2006, the Compensation Committee awarded discretionary cash bonuses to certain Named Executive Officers. These awards were generally intended to compensate for additional duties assumed by certain Named Executive Officers during 2006 that went beyond normal job responsibilities.
Severance Arrangements
Certain of the Named Executive Officers are entitled to receive severance benefits upon certain qualifying terminations of employment, based on an executive’s employment agreement. These severance arrangements are intended to assist the Company in retaining an executive’s service and provide continuity of management in connection with a threatened or actual change in control transaction.
Perquisites and Benefits
The Company provides additional benefits to the Named Executive Officers in order to remain competitive with compensation packages provided by other companies for similar positions and to foster an attractive working environment. For the Named Executive Officers, the Company generally provides benefits such as life insurance, medical insurance, auto allowances, and payment of certain professional organization fees. Each Named Executive Officer is eligible to participate in a 401(k) plan, which provides for a certain percentage match of participant contributions.
Non-Qualified Deferred Compensation
The Company offered, while still employed, its former Chief Executive Officer and its former Chief Financial Officer the ability to defer a portion of their salary and bonus in 2006. The Company offered deferred compensation alternatives to those officers in order to provide flexibility in meeting their future income needs and to provide the executives and the Company with tax planning opportunities. The deferred compensation arrangements were implemented to remain competitive with compensation packages provided by other companies for similar positions. None of our current Named Executive Officers participate in or have account balances in non-qualified deferred compensation plans maintained by us.
Impact of Tax and Accounting Treatment
Section 162(m) of the Code generally disallows a tax deduction to public companies for annual compensation over $1 million paid to the Chief Executive Officer and any of the three other most highly compensated executive officers, except to the extent such compensation qualifies as “performance based.” While the Compensation Committee’s policy has always been to pursue a strategy of maximizing deductibility of compensation for the Named Executive Officers, it also believes it is important to maintain the flexibility to take actions it considers in the best interests of the Company and our stockholders, which are necessarily based on considerations in addition to Section 162(m).
In addition to considering the tax consequences, the Committee considers the accounting consequences, including the impact of the FASB’s FAS No. 123(R) (See Item 8., Note 1 – Organization and Summary of Significant Accounting Policies), in determining the amounts and types of awards to be paid to employees.

2007 Compensation Decisions
In order to provide certain Named Executive Officers with additional protection in the event of certain terminations of employment or upon the occurrence of a change in control of the Company, the Compensation Committee approved entry by the Company into certain employment and change in control agreements. These agreements were entered into in order to ensure that these executives remained with the Company during the process surrounding the Audit Committee Investigation, and provide specific protection in the event that the Company appoints as an executive officer any shareholder who owns, directly or indirectly, more than five percent (5%) of the outstanding voting securities of the Company.
For Mr. Culang, under the new agreement, upon a change of control of the Company, Mr. Culang may elect to terminate his employment with the Company and receive in lieu of any termination benefits under his current employment agreement a lump-sum amount equal to two (2) times the sum of (i) his annual base salary as of March 28, 2007 plus (ii) the total bonus amount paid by the Company to Mr. Culang for services performed entirely during the Company’s 2006 fiscal year. To the extent that Mr. Culang elects to continue his employment with the Company following a change in control of the Company, he will not be entitled to the severance payment described above, and the Company will have no further obligation with respect thereto.
Messrs. Norwood and Golden entered into new employment agreements with the Company on March 30, 2007, which provided, among other things, that upon a termination of employment by the Company other than for cause, Mr. Norwood or Mr. Golden, as the case may be, would be entitled to severance equal to half of his annual base salary plus a pro-rata portion of the bonus he would have been entitled to receive pursuant to the employment agreement if his employment had not terminated, payable after the end of that year. In addition, upon a change of control of the Company and regardless of whether Messrs. Norwood and Golden continue to be employed by the Company, each of them is entitled to receive a lump-sum amount equal to two (2) times the sum of (i) his annual base salary in effect immediately prior to the change of control plus (ii) the total bonus amount paid or payable by the Company to him for services performed entirely during the year prior to the year in which the change of control occurs. If the employment of Messrs. Norwood or Golden continues after a change of control, he will not be entitled to any other severance payments and his employment will be on an “at-will” basis. The new employment agreements also increased Messrs. Norwood’s and Golden’s base salaries to $210,000 and $275,000 per annum, respectively.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. In reliance on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.
The report of the Compensation Committee is included herein at the direction of its members: Joel H. Goldberg (Chairman), Harvey Sperry and Irwin Winter.

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation earned by our Chief Executive Officer, our Chief Financial Officer, three of our other most highly compensated executive officers during 2006, our Former Chief Executive Officer and our Former Chief Financial Officer who each served during a portion of fiscal year 2006:

						Non-Stock
						Incentive Plan	All Other
Name and Principal Position	Year	Salary(3)		Bonus		Compensation	Compensation(11)		Total
Michael S. Culang	2006	$600,000		$525,000	(6)	$840,000	$29,400		$1,994,400
Interim President and Chief Executive Officer – Hampshire Group Limited
Jonathan W. Norwood	2006	128,575		172,000	(7)	—	—		300,575
Vice President and Chief Financial Officer – Hampshire Group Limited
Heath L. Golden	2006	187,500		128,750	(8)	—	4,400		320,650
Vice President of Administration and General Counsel – Hampshire Group Limited
Jeffrey B. Meier	2006	288,814		247,500	(9)	272,250	13,397		821,961
Senior Vice President of Global Sourcing – Hampshire Group Limited
H. Edward Hurley	2006	186,000		—		152,520	15,487		354,007
Executive Vice President of Operations – Hampshire Designers, Inc.(1)
Ludwig Kuttner	2006	670,950	(4)	—		—	40,046	(10)	710,996
Former President and Chief Executive Officer – Hampshire Group Limited (2)
Charles Clayton	2006	162,825	(5)	—		—	26,088		188,913
Former Chief Financial Officer – Hampshire Group Limited (2)

(1)	Mr. Hurley retired effective March 31, 2007.

(2)	Messrs. Kuttner and Clayton’s employment with the Company was terminated effective September 25, 2006.

(3)	Salary includes base salary, deferred compensation, and payment in respect of accrued vacation, holidays, and sick days.

(4)	Pursuant to the terms of a deferred compensation plan, Mr. Kuttner was awarded a contribution of $220,950 through his termination date of September 25, 2006, which is included as salary.

(5)	Pursuant to the terms of a deferred compensation plan, Mr. Clayton was awarded a contribution of $36,825 through his termination date of September 25, 2006. In addition, Mr. Clayton elected to defer an additional $86,218 of his salary, which is included as salary.

(6)	Mr. Culang earned a $175,000 discretionary cash bonus for assuming the responsibilities of Chief Executive Officer for the women’s division in addition to his normal Chief Executive Officer’s responsibilities with respect to the men’s division and an additional $350,000 discretionary cash bonus in recognition of the additional services provided by Mr. Culang in his capacity as our interim Chief Executive Officer from June 30, 2006 to December 31, 2006.

(7)	Mr. Norwood earned a guaranteed bonus of $72,000 and a $100,000 discretionary cash bonus for assuming additional employment responsibilities.

(8)	Mr. Golden earned a guaranteed bonus of $48,750 and an $80,000 discretionary cash bonus for assuming additional employment responsibilities.

(9)	Mr. Meier earned a one-time bonus of $187,500 for assuming global sourcing responsibilities for all of our businesses and a special bonus of $60,000 to enable Mr. Meier to pay back an advance made to him by Mr. Kuttner personally on behalf of the Company.

(10)	In addition to this amount, Mr. Kuttner received $12,500 as a non-executive director.

(11)	Includes the following payments we paid on behalf of the employee:

		Car	Life Insurance	401(k) Matching
Name	Year	Allowance	Premiums	Contributions	Total
Michael S. Culang	2006	$25,000	$—	$4,400	$29,400
Jonathan W. Norwood	2006	—	—	—	—
Heath L. Golden	2006	—	—	4,400	4,400
Jeffrey B. Meier	2006	4,717	4,280	4,400	13,397
H. Edward Hurley	2006	11,087	—	4,400	15,487
Ludwig Kuttner	2006	31,246	—	8,800	40,046
Charles Clayton	2006	17,288	—	8,800	26,088
The Company does not consider increases in non-qualified deferred compensation obligations that are based on actual market returns to be above market returns.

GRANTS OF PLAN BASED AWARDS TABLE
The following table sets forth the information as to the awards granted under the Incentive Plan for 2006 for each of the Named Executive Officers:

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum
Michael S. Culang	$300,000	$720,000	$1,404,000
Jonathan W. Norwood	72,000	77,280	110,880
Heath L. Golden	(1)	(1)	(1)
Jeffrey B. Meier	132,000	220,000	330,000
H. Edward Hurley	55,800	186,000	236,220

(1)	Under Mr. Golden’s 2006 incentive compensation arrangement, he was able to earn 2% of the Company’s 2006 net income in excess of $10,000,000, without any minimum, target, or maximum payout.
NARRATIVE DISCLOSURE RELATING TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
2006 Employment Agreements with Named Executive Officers
Culang Employment Agreement
Mr. Culang’s employment with the Company during 2006 was governed by the terms of an employment agreement dated July 1, 2005. Under the employment agreement, Mr. Culang serves as Chief Executive Officer of Hampshire Designers, Inc., which operates a men’s and women’s division, Hampshire Brands and Hampshire Designers, respectively. The term of the agreement began on July 1, 2005 and continues for each fiscal year thereafter until terminated by either party. Under the agreement, Mr. Culang receives a base annual salary of $600,000, and an annual bonus based on participation at divisional levels for Hampshire Brands and Hampshire Designers. The employment agreement also provides for a minimum guaranteed annual bonus for 2006 of not less than $300,000, with $150,000 pre-paid and distributed in monthly installments. Mr. Culang is also entitled to an automobile allowance of $25,000 each year. The provisions of the employment agreement relating to termination of employment are summarized in “Potential Payments Upon Termination or Change in Control” below.
Norwood Employment Agreement
Mr. Norwood’s employment with the Company during 2006 was governed by the terms of an employment agreement dated February 27, 2006, pursuant to which Mr. Norwood serves as the Company’s Chief Financial Officer. Under the agreement, Mr. Norwood was entitled to an annual base salary of $168,000 participation in the Incentive Plan at the corporate level with potential to earn 43% to 66% of annualized base salary, with a guaranteed amount equal to $72,000. The provisions of the employment agreement relating to termination of employment are summarized in “Potential Payments Upon Termination or Change in Control” below.
Golden Employment Agreement
Mr. Golden’s employment with the Company during 2006 was governed by the terms of an employment agreement dated May 15, 2006, pursuant to which he served as Vice President of Business Development, General Counsel and Assistant Secretary for the Company. Under the agreement, Mr. Golden’s base salary was $195,000. Mr. Golden’s employment agreement also provided for payment of an annual bonus, of (i) 25% of the year’s base salary, (ii) up to an additional 5% of that year’s base salary payable in the discretion of management based on individual performance, and (iii) an amount equal to 2% of the Company’s net income for that year above a floor of $10 million. The Company also agreed to pay Mr. Golden’s COBRA rates for his family coverage and all bar and continuing legal education fees. The provisions of the employment agreement relating to termination of employment are summarized in “Potential Payments Upon Termination or Change in Control” below.
Meier Employment Agreement
Mr. Meier’s employment with the Company during 2006 was governed by the terms of an employment agreement September 14, 2006, pursuant to which he serves as Senior Vice President of Global Sourcing for all of our businesses. The terms of this agreement apply for fiscal year 2006 and for each fiscal year thereafter until terminated by either party. Under the employment agreement, Mr. Meier receives a base salary of $306,000, a one-time signing bonus of $187,500, and an annual bonus based on participation at divisional levels for Hampshire Designers, with $25,000 pre-paid and distributed in monthly installments. Mr. Meier is entitled to participate in group insurance plans and other employee benefits provided to senior executives. The employment agreement also provides for payment of up to an additional $1,200 a month toward the cost of a 15 year term life insurance policy with a $750,000 death benefit for the benefit of his surviving spouse, which Mr. Meier owns and can take with him upon termination of the agreement. Upon termination of Mr. Meier’s employment and for a period of six months, Mr. Meier is prohibited from soliciting any of our employees to terminate employment or any of our customers or other business relation to cease doing business with us. The provisions of the employment agreement relating to termination of employment are summarized in “Potential Payments Upon Termination or Change in Control” below.
Kuttner Employment Agreement
The Company entered into an employment agreement dated January 1, 2005 with Mr. Kuttner to serve as the Company’s President and Chief Executive Officer. Prior to termination of employment, Mr. Kuttner was entitled to receive an annual salary of $600,000 with increases as may have been approved by the Board of Directors from time to time and an annual cash bonus under the Incentive Plan, which could not exceed 2.5 times the annual base salary. The employment agreement also required that the Company maintain a life insurance policy for the benefit of Mr. Kuttner in the amount of $3,000,000 payable upon death to Mr. Kuttner’s surviving spouse. Pursuant to the employment agreement, the Company established a deferred compensation account in the name of Mr. Kuttner, which was credited with $300,000 per year plus other deemed earnings on his account balance. Mr. Kuttner was also entitled to an automobile and a chauffeur. Mr. Kuttner’s employment was terminated on September, 25, 2006. For details regarding his termination, see “Potential Payments Upon Termination or Change in Control.”
OPTION EXERCISES AND STOCK VESTED

	Option Awards
	Number of Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)
Ludwig Kuttner	14,784	$63,756
NONQUALIFIED DEFERRED COMPENSATION

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings	Withdrawals/	Balance
Name	Last FY(1)	Last FY(2)	in Last FY	Distributions	at Last FYE
Ludwig Kuttner	$260,000	$220,950	$141,139	$2,503,611	$3,209,117
Charles Clayton	186,893	36,825	71,779	524,702	1,827,894

(1)	Amounts shown in this column reflect bonuses in the amount of $240,000 and $100,000 payable to Mr. Kuttner and Mr. Clayton, respectively, that were accrued in 2005 but that were not deemed contributed to their respective deferral accounts until February of 2006. Mr. Clayton’s contributions also reflect $86,218 of salary that he deferred and that is included in his salary amount reflected in the Summary Compensation Table.

(2)	The amounts in this column are also reflected in the salary column in the Summary Compensation Table with respect to the Named Executive Officer.
None of our current Named Executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
As part of Mr. Kuttner’s employment agreement, the Company agreed to make contributions totaling $300,000 annually to a deferred compensation account on behalf of Mr. Kuttner. For the year ended December 31, 2006, the Company contributed $220,950 under this agreement, which was the prorated amount through the last day of his employment. Under the terms of his agreement, amounts accrued in Mr. Kuttner’s deferred compensation account are credited with interest at 110% of the applicable federal long-term interest rate or, to the extent Mr. Kuttner elects to so diversify the deemed investments of his deferred compensation account, the returns on stock or mutual funds in which his deferred account balance is deemed to be invested.
As part of Mr. Clayton’s employment agreement, the Company provided the ability for Mr. Clayton to defer up to 60% of his incentive compensation plus any increase in base salary, not to exceed 45% of total compensation. Under the terms of his agreement, amounts accrued in Mr. Clayton’s deferred compensation account are credited with interest at 110% of the applicable federal long-term interest rate or, to the extent Mr. Clayton elects to so diversify the deemed investments of his deferred compensation account, the returns on stock or mutual funds in which his deferred account balance is deemed to be invested.

The Company identified issues with the deferred compensation arrangements described above that require remediation. As a part of this remediation, the Company paid the balance of the plan assets to Mr. Kuttner and Mr. Clayton in September of 2007.
Mr. Kuttner and Mr. Clayton have account balances under the Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives, which we refer to as the “Stock Purchase Plan.” Under the terms of the Stock Purchase Plan, amounts deferred were credited to participant deferral accounts as Company common stock equivalents. Stock equivalents credited to a participant’s account are also to be credited with dividend equivalents at the same time, and in the same amount, as dividends, if any, are paid to the Company’s shareholders. Participant account balances are fully vested. A participant’s vested account balance is payable in shares of the Company’s common stock pursuant to an election made by the participant (or, in the event of the death of the participant, as soon as practicable thereafter). A participant may also request a distribution of all or part of his deferral account due to certain unforeseeable emergencies.
In 2006, 182,988 shares and 22,304 of Company common stock were distributed to Mr. Kuttner and Mr. Clayton, respectively, under the Stock Purchase Plan.
Potential Payments Upon Termination or Change in Control as of December 31, 2006
Pursuant to the employment agreements with the Named Executive Officers, the material terms of which have been summarized in the Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table above as of December 31, 2006, upon certain terminations of employment, the following Named Executive Officers would have been entitled to payments of compensation and benefits. See Compensation Discussion and Analysis – 2007 Compensation Decisions for a description of a change in control agreement entered into with Mr. Culang, and employment agreements entered into with Messrs. Norwood and Golden, in 2007.
Michael S. Culang
Under Mr. Culang’s employment agreement, the Company may at any time terminate Mr. Culang’s employment by giving written notice at least six months prior to the effective date of the termination, and Mr. Culang may terminate his employment at any time for any reason by giving written notice at least three months prior to the effective date of termination.
Employment Termination by the Company (other than for cause)
If Mr. Culang’s employment is terminated by the Company for any reason other than for cause, Mr. Culang is entitled to receive (less applicable withholding taxes):
•	$375,000, which equals six months’ salary and pre-paid bonus under the Incentive Plan payable in monthly installments of $62,500; and

•	pro-rata share of any bonus award earned under the Incentive Plan up to six months after employment termination, calculated at year end, less any amounts already pre-paid.
Employment Termination by the Company for Cause or Employment Termination by Mr. Culang for Any Reason
Upon employment termination for any other reason, Mr. Culang is not entitled to any severance, bonus, or benefits of any type following the effective date of termination.
Assuming Mr. Culang’s employment was terminated under each of these circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Cash
	Severance	Bonus		Benefits	Total
Termination by the Company Without Cause	$375,000	$840,000	(1)	$—	$1,215,000
Termination by the Company for Cause	—	—		—	—
Termination by Mr. Culang	—	—		—	—

(1)	Mr. Culang would have earned 100% of any bonus awards under the Incentive Plan as of December 31, 2006.

Jonathan W. Norwood
At December 31, 2006, Mr. Norwood was entitled to receive approximately $2,400 of severance under the Company’s customary severance plan, which is generally equal to one week of compensation for each year employed limited to a maximum of three months of compensation.
Heath L. Golden
Either the Company or Mr. Golden may at any time terminate Mr. Golden’s employment upon written notice.
Employment Termination by the Company other than for Cause
If Mr. Golden’s employment is terminated by the Company for any reason other than for cause, Mr. Golden is entitled to receive (less applicable withholding taxes):
•	six months of base salary; and

•	six months pro rata portion of the estimated bonus award under the Incentive Plan for that fiscal year.
Employment Termination by the Company for Cause or Employment Termination by Mr. Golden for Any Reason
Upon employment termination for cause or employment termination by Mr. Golden for any reason, Mr. Golden is not entitled to any severance, bonus or benefits of any type following the date of employment termination.
Assuming Mr. Golden’s employment was terminated under each of these circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Cash
	Severance	Bonus	Benefits	Total
Termination by the Company Without Cause	$97,500	$24,375	$—	$121,875
Termination by the Company for Cause	—	—	—	—
Termination by Mr. Golden	—	—	—	—
Jeffrey B. Meier
The Company may at any time terminate Mr. Meier’s employment for any reason upon written notice, and Mr. Meier may terminate his employment at any time for any reason by giving three months notice prior to the effective date of termination.
Employment Termination by the Company other than for Disability or Cause
If Mr. Meier’s employment is terminated by the Company for any reason other than disability or cause, he would be entitled to (less applicable withholding taxes):
•	$150,000 payable in monthly installments of $25,000; and

•	if Mr. Meier’s employment is terminated any time during the last three fiscal quarters of a year, a pro rata portion of any annual bonus he would otherwise have been entitled to under the Incentive Plan, calculated by multiplying the annual bonus by a fraction, the numerator of which is the number of completed full months in the current fiscal year through the date of termination and the denominator of which is twelve (for example, if Meier’s employment is terminated on August 16, the numerator would be seven).
Employment Termination by the Company for Cause
Upon termination for cause, Mr. Meier is not entitled to any severance, bonus, or benefits of any type following the date of termination.
Employment Termination by Mr. Meier for Any Reason
As long as Mr. Meier provides the Company with three months written notice, he will be entitled to retain all compensation, including any pre-paid bonuses, through the effective date of the employment termination; provided, however, any pre-paid bonus otherwise payable from the date of such written notice through the date of employment termination shall no longer be payable. The Company retains the option to prohibit Mr. Meier from re-entering our premises during the three month period so long as we continue to pay Mr. Meier his base salary and provide benefits but not any pre-paid bonus for duration of the notice period.

Assuming Mr. Meier’s employment was terminated under these circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Cash
	Severance	Bonus(2)		Benefits	Total
Termination by the Company Without Cause	$150,000	$272,250	(1)	$—	$422,250
Termination by the Company for Cause	—	—		—	—
Termination by Mr. Meier	—	—		—	—

(1)	Mr. Meier would have served the full 12 months of the fiscal year and therefore would have been entitled to the full bonus award for the fiscal year 2006 (less any pre-paid amounts).

(2)	Mr. Meier would not be entitled to receive any bonus following the date of employment termination; however, Mr. Meier would be entitled to retain the pre-paid bonus amounts which would have been $25,000.
H. Edward Hurley
At December 31, 2006, Mr. Hurley was entitled to receive approximately $46,500 of severance under the Company’s customary severance plan, which is generally equal to one week of compensation for each year employed limited to a maximum of three months of compensation.
Ludwig Kuttner
On September 25, 2006, we notified Mr. Kuttner that as a result of the preliminary findings of the special investigation conducted on behalf of the Audit Committee, including but not limited to an analysis of Mr. Kuttner’s expense reporting from 1997 through the first quarter of 2006, that the Audit Committee recommended that Mr. Kuttner’s employment be terminated, for cause, effectively immediately.
Upon employment termination for cause, Mr. Kuttner was entitled to all compensation accrued but unpaid through the date of employment termination, including salary and any accrued bonus. At the time of the termination of his employment, Mr. Kuttner had no accrued but unpaid compensation and, accordingly, the Company did not provide a payment to him in connection with the termination of his employment.
Our deferred compensation agreement with Mr. Kuttner provides that a lump sum payment be made thirty days following the termination, whether voluntary or involuntary, for cause or without cause, for any reason of his employment relationship with the Company. As part of the Audit Committee Investigation, the Company identified issues with its deferred compensation plans that required remediation. As a result of the remediation, the Company paid the balance of the plan assets to Mr. Kuttner in September of 2007.
Charles Clayton
The Company terminated Mr. Clayton’s employment effective September 25, 2006. The Company did not provide a payment to him in connection with the termination of his employment.

DIRECTOR COMPENSATION
The following table sets forth a summary of the compensation we paid to our non-employee Directors in 2006:

Name	Year	Fees Earned or Paid in Cash	Total
Michael C. Jackson	2006	$82,500	$82,500
Joel H. Goldberg	2006	152,500	152,500
Harvey L. Sperry	2006	135,000	135,000
Irwin W. Winter	2006	153,000	153,000
Ludwig Kuttner	2006	12,500	12,500
During 2006, each non-employee Director earned annual Director fees of $50,000 with Mr. Jackson earning additional fees of $25,000 as compensation for his role as interim Chairman of the Board from July through December 2006. Mr. Jackson also earns $2,500 for each meeting of the Executive Committee as formed by the Board of Directors in September of 2006 (“Executive Committee”) created for the purpose of exercising all the powers of the Board in the management and affairs of the Company during the intervals between meetings of the Board. Mr. Jackson earned $7,500 during 2006 for such meetings.
In addition to his Director’s fees, Dr. Goldberg earns $5,000 per quarter as Chairman of the Compensation Committee and $7,500 per quarter for his participation on the Audit Committee, the Compensation Committee, and the Nominating Committee. Dr. Goldberg earns $2,500 for each Audit Committee meeting related to the Audit Committee Investigation. He earns $2,500 for each meeting of the Executive Committee. In addition, he earns $2,500 for each meeting of the Independent Committee as formed by the Board of Directors in March of 2007 (“Independent Committee”) created for the purpose of evaluating and negotiating a possible transaction and settlement with Mr. Kuttner and related matters. Dr. Goldberg earned $52,500 during 2006 for such meetings.
In addition to his Director’s fees, Mr. Sperry earns $7,500 per quarter for his participation on the Audit Committee, the Compensation Committee, and the Nominating Committee. Mr. Sperry earns $2,500 for each Audit Committee meeting related to the Audit Committee Investigation. He earns $2,500 for each meeting of the Executive. In addition, he earns $2,500 for each meeting of the Independent Committee. Mr. Sperry earned $55,000 during 2006 for such meetings.
In addition to his Director’s fees, Mr. Winter earns $7,500 per quarter for his participation on the Audit Committee, the Compensation Committee, and the Nominating Committee. Mr. Winter earns $3,500 for each Audit Committee meeting related to the Audit Committee Investigation. He earns $2,500 for each meeting of the Executive Committee. In addition, he earns $2,500 for each meeting of the Independent Committee. Mr. Winter earned $73,000 during 2006 for such meetings.
Mr. Kuttner, an executive officer of the Company until September 25, 2006, also serves as a Director and earned Director’s fees, consistent with our practice of paying non-employee Directors, only after termination of his employment as an executive of the Company. He earned $12,500 for such fees in 2006. Information regarding Mr. Kuttner’s compensation as an executive officer is contained in the Compensation Discussion and Analysis, and in the tables and related narrative disclosures with respect to executive compensation.
The Company reimburses the Directors for out-of-pocket expenses associated with attendance at the meetings of the Board and its Committees.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
BENEFICIAL OWNERSHIP
The following table sets forth information concerning (i) those persons known by our management to own beneficially more than 5% of our outstanding Common Stock, (ii) our directors, (iii) our Named Executive Officers and (iv) all of our current directors and executive officers as a group. Such information is provided as of August 31, 2007. The number of shares of common stock issued and outstanding as of August 31, 2007 was 7,860,105. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner is 1924 Pearman Dairy Road, Anderson, South Carolina 29625.

Stockholder	Shares	Percent
Ludwig Kuttner - 627/712 Plank Road, Keene VA 22946 (1)	2,442,340	31.1%
Charles Clayton - 300 Compass Pointe, Anderson, SC 29625 (2)	160,908	2.0
Joel H. Goldberg	5,000	*
Harvey L. Sperry	500	*
Irwin W. Winter	200	*
Michael C. Jackson	200	*
Michael S. Culang	—	*
Jonathan W. Norwood	—	*
Heath L. Golden	—	*
Jeffrey B. Meier	—	*
H. Edward Hurley	—	*
All directors and executive officers as a group (11 persons)	2,609,148	33.2%

Other Stockholders
FMR Corp. - 82 Devonshire Street, Boston MA 02109 (3)	939,557	12.0%
AMVESCAP PLC - 30 Finsbury Square, London EC2A 1AG, England (4)	811,600	10.3
Heartland Advisors, Inc. - 789 North Water Street, Milwaukee, WI 53202 (5)	465,540	5.9
River Road Asset Management, LLC – 462 South Fourth Street, Suite 1600, Louisville, KY 40202 (6)	463,915	5.9
Peter Woodworth - 702 Main Street, Winona, MN 55987 (7)	417,431	5.3

(1)	Ludwig Kuttner. The shares listed are based on information contained in the Form 4 filed with the SEC on January 24, 2007 by Mr. Ludwig Kuttner. The shares listed include 44,746 shares purchased for the account of Mr. Kuttner under the Company’s Common Stock Purchase Plan for Directors and Executives and 1,190,000 shares owned by a company controlled by Mr. Kuttner. Also included were 377,728 shares held by his spouse, as to which Mr. Kuttner previously disclaimed beneficial ownership.

(2)	Charles Clayton. The shares listed are based on information contained in the Form 4 filed with the SEC on January 24, 2007 by Mr. Charles Clayton. The shares listed include 22,306 shares purchased for the account of Mr. Clayton under the Company’s Common Stock Purchase Plan for Directors.

(3)	FMR Corp. The shares listed are based on information contained in the Schedule 13G/A filed with the SEC on February 14, 2006 jointly by FMR Corp., Fidelity Management & Research Company (“Fidelity”), Fidelity Low Priced Stock Fund, Edward C. Johnson III, and Abigail P. Johnson, FMR Corp. is the parent company of Fidelity and members of the Johnson family and trusts for their benefit are the predominant owners of the voting stock of FMR Corp. According to the Schedule 13G/A, Fidelity is the beneficial owner of 939,557 shares of Common Stock through the Fidelity Low Priced Stock Fund. According to the Schedule 13G/A, Edward C. Johnson III and FMR Corp., through their control of Fidelity, each have sole power to dispose of the 939,557 shares owned by the investment funds, but do not have or share voting power with respect to the shares.

(4)	AMVESCAP PLC. The shares listed are based on information contained in the Schedule 13G/A filed with the Securities and Exchange Commission on March 9, 2007 by AMVESCAP PLC on its behalf and on behalf of its subsidiary, AIM Funds Management, Inc. According to the Schedule 13G/A, each of AMVESCAP PLC and AIM Funds Management, Inc. possessed sole voting and disposition power with respect to 811,600 shares of common stock.

(5)	Heartland Advisors, Inc. The shares listed are based on information contained in the Schedule 13G/A filed with the SEC on February 12, 2007 by Heartland Advisors, Inc. and William J. Nasgovitz. According to the Schedule 13G/A, each of Heartland Advisors, Inc. and William J. Nasgovitz possessed sole voting and disposition power with respect to 465,540 shares of common stock.

(6)	River Road Asset Management, LLC. The shares listed are based on information contained in the Schedule 13F filed with the SEC on July 25, 2007 by River Road Asset Management, LLC and Thomas D. Miller. According to the Schedule 13F, River Road Asset Management, LLC possessed sole voting and disposition power with respect to 463,915 shares of common stock.

(7)	Peter W. Woodworth. The shares listed are based on information contained in the Schedule 13D/A filed with the SEC on April 11, 2007 by Mr. Woodworth. The shares listed include 70,629 shares held by his spouse, as to which Mr. Woodworth previously disclaimed beneficial ownership.

The following table provides information as of December 31, 2006, with respect to shares of our common stock that may be issued under equity compensation plans.
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants,	Warrants, and	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column(a))
Equity Compensation Plans Approved by Stockholders	None	N/A	809,802
Equity Compensation Plans Not Approved by Stockholders	None	N/A	None

Total	None	N/A	809,802

Item 13. Certain Relationships and Related Transactions and Director Independence.
The Company has determined that Messrs. Goldberg, Sperry, and Winter qualify as independent members of the Board under the definition promulgated by the Nasdaq Global Market.
On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. The building, located in Anderson, South Carolina, was utilized as administrative offices for the Company commencing February 1, 2006. The Company occupies approximately 65% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. Subsequent to December 31, 2005, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. Lease payments made by the Company related to this facility were approximately $237,000 during the year ended December 31, 2006.
For information regarding other related party transactions, see Note 13 – Related Party Transactions to our audited financial statements included in Item 8.
The Audit Committee charter provides that the Audit Committee will approve all related party transactions entered into by the Company with any of the Company’s directors or executive officers. The lease described above between the Company and another company in which Mr. Kuttner and Mr. Clayton are beneficial owners was approved by the Audit Committee.

Item 14. Principal Accountant Fees and Services.
REPORT OF THE AUDIT COMMITTEE
Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, for its accounting and financial reporting principles and for the establishment and effectiveness of internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for performing an independent audit of the financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), expressing an opinion as to the conformity of such financial statements with generally accepted accounting principles and auditing management’s assessment of the effectiveness of internal control over financial reporting. In addition, Deloitte & Touche, LLP will express its own opinion on the effectiveness of Hampshire Group’s internal control over financial reporting. The independent auditors have free access to the Audit Committee to discuss any matters they deem appropriate. During 2006, the Deloitte & Touche, LLP engagement team spent a significant amount of time with the Audit Committee.
Committee Organization and Operation
The Audit Committee’s function is to assist the Board of Directors in its oversight of:
•	The integrity of Hampshire Group’s financial statements.

•	Hampshire Group’s internal control over financial reporting.

•	Hampshire Group’s compliance with legal and regulatory requirements.

•	The independent accountants’ qualifications, independence, and performance.
The Committee’s charter is available on Hampshire Group’s corporate website, at www.hamp.com.
The Audit Committee held 18 meetings during 2006 in connection with the Audit Committee Investigation.
The Audit Committee held one regular meeting during 2006 due to the Audit Committee Investigation and the delay in issuance of the Company’s financial statements. The Audit Committee Chairman and members of the Committee also held meetings with Hampshire Group’s Vice President of Compliance and Internal Audit, Hampshire Group’s independent registered public accounting firm (Deloitte & Touche, LLP), and outside counsel throughout 2006.
Independence
The Board of Directors has determined that all members of the Committee are independent, as required by NASDAQ listing standards and SEC rules.
Expertise
The Board of Directors has also determined that Irwin Winter, the Chairman of the Audit Committee meets the SEC requirements for and has designated him as the Audit Committee financial expert. Although designated as an audit committee financial expert, Mr. Winter does not act as an accountant for Hampshire Group and, under SEC rules, is not an “expert” for purposes of the liability provisions of the Securities Act or for any other purpose.
Audited Financial Statements
In the performance of its oversight function, the Committee has considered and discussed the 2006 audited financial statements with management and Deloitte & Touche, LLP, including a discussion of the quality, and not just the acceptability, of the accounting principles, the reasonableness of significant judgments, clarity of the disclosures and the condition of internal controls over financial reporting. The Committee has reviewed with the Vice President of Compliance and Internal Audit and the Deloitte & Touche, LLP engagement team the scope and plans for their respective audits and has met with each of the Vice President of Compliance and Internal Audit and the senior engagement partner of Deloitte & Touche, LLP, with and without management present, to discuss audit results, their evaluations of Hampshire Group’s internal controls and the overall quality of Hampshire Group’s financial reporting. The Committee has also discussed with Deloitte & Touche, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees.” Finally, the Committee has received the written disclosures and the letter from Deloitte & Touche, LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with Deloitte & Touche, LLP its independence.

Based upon the reports and discussion described in this report, the Audit Committee, in accordance with its responsibilities, recommended to the Board of Directors, and the Board approved, inclusion of the audited financial statements for the year ended December 31, 2006 in Hampshire Group’s Annual Report on Form 10-K filed with the SEC.
Remediation Activities
During the second half of 2006 and continuing in 2007, under the direction of Hampshire Group’s management, Hampshire Group has been actively engaged in the implementation of remediation efforts to address the four material weaknesses in existence at December 31, 2005, weaknesses in the control environment, controls over the financial statement preparation and disclosure process, controls over the provision for income taxes, and controls over accrued expenses and other liabilities. Hampshire Group’s remediation efforts were governed by the Committee, under the direction of Hampshire Group’s Vice President of Compliance and Internal Audit and also including Hampshire Group’s interim Chief Executive Officer and Chief Financial Officer. Management reviewed the status of remediation of each material weakness with the Committee, which was advised of issues encountered and key decisions reached by Hampshire Group management relating to the remediation efforts. The senior engagement partner of Deloitte & Touche, LLP and the Vice President of Compliance and Internal Audit also discussed remediation status with the Audit Committee in separate executive sessions on a regular basis. As a result of these remediation activities, management determined that, as of December 31, 2006, the material weaknesses relating to the weaknesses in the control environment, controls over the provision for income taxes and controls over accrued expenses and other liabilities had been remediated, but that the material weakness relating to the controls over the financial statement preparation and disclosure process had not been fully remediated.
Additionally, as of December 31, 2006, the Company identified an aggregation of control deficiencies at our Shane Hunter subsidiary, which was acquired as of January 5, 2006. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis, a lack of sufficient support resources within the accounting and finance group, and lack of properly updated and maintained information technology systems. In addition, the initial acquisition accounting was not properly performed due to limitations on information available and the other control deficiencies denoted herein.
Among the measures implemented to remediate the material weaknesses in internal controls over weaknesses in the control environment, controls over the provision for income taxes and controls over accrued expenses and other liabilities were the following:
Weaknesses in the Control Environment
The Company terminated the employment of the three former members of management who were responsible for the preparation of financial statements during the year ended December 31, 2005.
Provision for Income Taxes
The Company implemented extensive procedures and controls around the income tax provision process. These enhancements include but are not limited to dedicating personnel to the tax provision process with technical knowledge of the Company’s tax filings and FAS No. 109 – Accounting for Income Taxes; providing such personnel access to applicable training; obtaining database software to assist in the research of complex tax matters; and formalization of the procedures for preparation of the tax provision.
Accrued Expenses and Other Liabilities
The Company implemented enhanced procedures and controls around accrued liabilities and management for and accounting of benefit plans.

Conclusion
Throughout Hampshire Group’s remediation process, the Committee has remained focused on overseeing Hampshire Group’s significant efforts both in remediating the material weaknesses and in improving Hampshire Group’s internal controls over its financial reporting and has received assurances from management and the Vice President of Compliance and Internal Audit that the current substantive alternative procedures performed and compensating controls in place are sufficient to ensure that the financial statements for the year ended December 31, 2006 are accurate in all material respects. The Committee believes that Hampshire Group’s remediation efforts should be focused on sustainable control processes. Management has informed the Committee that Hampshire Group intends to reduce its reliance on the manual controls that have been established. Under the direction of Hampshire Group’s management, Hampshire Group is currently developing new systems and processes designed to allow it to rely on front-end detection and preventive controls which will be more sustainable over the long term. Management has confirmed to the Committee that it is committed to this approach, which has required (and will continue to require) significant time and effort on the part of management, the addition and retention of qualified staff dedicated to maintaining appropriate controls and procedures and significant investment in systems and processes.
During 2007, the Committee will continue to oversee Hampshire Group’s remediation efforts and its analysis, implementation and testing of Hampshire Group’s internal controls over financial reporting.

Audit Committee
Hampshire Group, Limited

Irwin Winter, Chairman
Joel H. Goldberg
Harvey Sperry
AUDIT FEES
Deloitte & Touche LLP (“Deloitte”) has served as independent registered public accounting firm for the Company since 1999.
Audit Fees
The aggregate fees of Deloitte for professional services for the audit of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2006 and for the limited reviews of the Company’s unaudited consolidated financial statements for the first three quarters of 2006 were $1,934,100 and expenses related thereto were $63,800, which included audit services relating to Sarbanes-Oxley compliance. Included in the aforementioned were $946,800 of audit fees and expenses related thereto of $17,900 primarily related to the Audit Committee Investigation and the restatement of prior financial results.
The aggregate fees of Deloitte for professional services for the audit of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2005 and for the limited reviews of the Company’s unaudited consolidated financial statements for the first three quarters of 2005 were $256,700 and expenses related thereto were $14,670. During 2005, Deloitte provided audit services relating to Sarbanes-Oxley compliance for which they were paid fees of $262,000 and expenses of $16,617 related thereto.
Audit Related Fees
There were no audit related services rendered by Deloitte for 2006 and 2005.
Tax Related Fees
There were no tax related services rendered by Deloitte for 2006 and 2005.
All Other Fees
Other fees billed to the Company by Deloitte during 2006 and 2005 were $0 and $27,334, respectively.

PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
1. Financial Statements:
The following consolidated financial statements of Hampshire Group, Limited for the three years ended December 31, 2006 are submitted in Part II, Item 8 of this report:
2. Financial Statement Schedules:
The following consolidated financial statement schedule of Hampshire Group, Limited is included on page 79 of this report.
II — Valuation and Qualifying Accounts and Reserves
All schedules for which provision is made in the applicable accounting regulation of the SEC, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.
3. Exhibits:

3.0	Certificate of Incorporation of Hampshire Group, Limited[1]

3.1	Certificate of Amendment and Restatement of the Certificate of Incorporation of Hampshire Group, Limited[1]

3.2	Amended and Restated By-Laws of Hampshire Group, Limited[1]

10.1*	Employment Agreement, dated as of May 15, 2006, by and between Hampshire Group, Limited and Heath Golden filed herein. (Superseded by agreement dated April 3, 2007.)

10.2*	Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan[1]

10.3*	Form of Hampshire Group, Limited Stock Option Plan Amended and Restated effective June 7, 1995[1]

10.4*	Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives Amended June 7, 1995[1]

10.5*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed October 21, 2002).

10.6*	Employment Agreement between Hampshire Group, Limited and Ludwig Kuttner dated as of January 1, 2005[1]

10.7*	Employment Agreement, dated as of September 14, 2006, by and between Hampshire Group, Limited and Jeffrey Meier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 19, 2006).

10.8	Employment Agreement, dated as of July 1, 2005, by and between Hampshire Group, Limited and Michael Culang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).

10.9*	Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.10*	Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.11	Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.12	Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.13	Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.14	Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.15	Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.16*	Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005)

10.17	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003[1]

10.18	Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated December 29, 2004[1]

10.19	Amendment No. 2 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated November 10, 2005 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006)

10.20	Amendment No. 3 and Waiver, dated as of August 8, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended December 29, 2004 and November 10, 2005, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 9, 2006).

10.21	Waiver to Credit Agreement, dated as of October 13, 2006, pursuant to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005 and August 8, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 16, 2006).

10.22	Amendment No. 4 and Waiver, dated as of December 29, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006 and October 13, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 29, 2006).

10.23	Amendment No. 5 and Waiver, dated as of March 30, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007).

10.24	Amendment No. 6 and Waiver, dated as of July 11, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, and March 30, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.25	Amendment No. 7 and Waiver, dated as of August 31, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, and July 11, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 31, 2007).

10.26	Lease Agreement between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited, dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.27	Lease Agreement between CK Holdings LLC and Hampshire Designers, Inc., dated as of March 20, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006)

10.28	Asset Purchase Agreement dated October 8, 2003 by and between Hampshire Investments, Limited and K Holdings, LLC[1]

10.29	Stock Purchase Agreement dated October 8, 2003 by and between Hampshire Group, Limited and Ludwig Kuttner, et al1

11.0	Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this report)

14.1	Code of Ethics and Business Conduct[1]

14.2	Complaint Procedures for Accounting and Audit Matters[1]

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Company compensatory plan or management contract.

[1]	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 31, 2005.

Schedule II
Hampshire Group, Limited
(a) Allowance for Doubtful Accounts, Allowance for Returns, Discounts, and Adjustments, Allowance for Inventory Reserves, and Deferred Tax Valuation Allowances.

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts		End of
(In thousands)	Year	Expenses	(Acquisitions)	Deductions	Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$337	$12	$—	$(74)	$275

Year ended December 31, 2005	$275	$60	$—	$57	$392

Year ended December 31, 2006	$392	$(233)	$130	$(19)	$270

Allowance for returns, discounts, and adjustments:
Year ended December 31, 2004	$19,253	$37,895	$—	$(39,443)	$17,705

Year ended December 31, 2005	$17,705	$49,869	$—	$(49,225)	$18,349

Year ended December 31, 2006	$18,349	$45,062	$761	$(44,667)	$19,505

Allowance for inventory reserves:
Year ended December 31, 2004	$4,367	$7,801	$—	$(10,128)	$2,040

Year ended December 31, 2005	$2,040	$8,919	$—	$(7,525)	$3,434

Year ended December 31, 2006	$3,434	$(7,478)	$866	$7,615	$4,437

Deferred tax valuation allowances:
Year ended December 31, 2004	$258	$185	$—	$—	$443

Year ended December 31, 2005	$443	$329	$—	$—	$772

Year ended December 31, 2006	$772	$105	$1,281	$(79)	$2,079

(b) None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: September 14, 2007	By:	/s/ Michael S. Culang
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on September 14, 2007.

Signature	Title

/s/ Michael C. Jackson Michael C. Jackson	Interim Chairman of the Board

/s/ Jonathan W. Norwood Jonathan W. Norwood	Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Joel H. Goldberg Joel H. Goldberg	Director

Director
Ludwig Kuttner

/s/ Harvey L. Sperry Harvey L. Sperry	Director

/s/ Irwin W. Winter Irwin W. Winter	Director

EXHIBIT INDEX

10.1	Employment Agreement, dated as of May 15, 2006, by and between Hampshire Group, Limited and Heath Golden. (Superseded by agreement dated April 3, 2007.)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002