Form 10-Q
period 2007-03-31
HAMPSHIRE GROUP LTD
filed 2007-10-30
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware	06-0967107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1924 Pearman Dairy Road Anderson, South Carolina	29625-1303
(Address of principal executive offices)	(Zip Code)
(864) 231-1200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 15, 2007: 7,851,157

EXPLANATORY NOTE
We were not able to file our Form 10-Q for the quarter ended March 31, 2007 pending the completion by the Audit Committee of the Board of Directors (“Audit Committee”) of an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of Hampshire Group, Limited’s management. The findings of the Audit Committee Investigation resulted in, among other things, the termination of the employment of certain former members of management. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005 to, among other things, restate its consolidated financial statements for the three years then ended. On August 9, 2007, the Company filed Amendment No. 2 to its Form 10-Q for the fiscal quarter ended April 1, 2006 and also filed Forms 10-Q for the fiscal quarters ended July 1, 2006 and September 30, 2006. On September 14, 2007, the Company filed its Form 10-K (“2006 Annual Report”) for the fiscal year ended December 31, 2006. For additional information on the restatement and other adjustments and reclassifications, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters in the Company’s 2006 Annual Report.

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2007
 i

“SAFE HARBOR” STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Quarterly Report on Form 10-Q (the “Quarterly Report”), as well as those made in other filings with the SEC.
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2006.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.
As used herein, except as otherwise indicated by the context, the terms “Hampshire” and “Company” are used to refer to Hampshire Group, Limited and its wholly-owned subsidiaries.
ii

PART I—FINANICIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	March 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$56,500	$70,210
Accounts receivable, net	30,215	33,456
Other receivables	6,709	2,442
Inventories, net	24,879	22,139
Deferred tax assets	8,701	7,586
Other current assets	4,601	5,217

Total current assets	131,605	141,050
Fixed assets, net	2,074	1,964
Goodwill	8,392	8,392
Intangible assets	2,173	2,190
Other assets	4,265	2,309

Total assets	$148,509	$155,905

Current liabilities:
Current portion of long-term debt	$74	$49
Accounts payable	12,530	16,826
Accrued expenses and other liabilities	25,765	30,916

Total current liabilities	38,369	47,791

Long-term debt less current portion	57	12
Other long term liabilities	7,305	525

Total liabilities	45,731	48,328

Commitments and contingencies (Notes 6 and 8)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at March 31, 2007 and December 31, 2006	824	824
Additional paid-in capital	35,974	35,747
Retained earnings	74,426	79,452
Treasury stock, 384,279 shares at cost at March 31, 2007 and December 31, 2006	(8,446)	(8,446)

Total stockholders’ equity	102,778	107,577

Total liabilities and stockholders’ equity	$148,509	$155,905

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended
(In thousands, except per share data)	March 31, 2007	April 1, 2006

Net sales	$50,878	$67,488
Cost of goods sold	36,989	51,749

Gross profit	13,889	15,739
Selling, general, and administrative expenses	19,059	17,448
Investigation, restatement, and related expenses	2,101	—

Loss from operations	(7,271)	(1,709)
Other income (expense):
Interest income	814	542
Interest expense	(10)	(18)
Other, net	78	141

Loss before income taxes	(6,389)	(1,044)
Income tax benefit	(2,622)	(631)

Net loss	$(3,767)	$(413)

Net loss per share:
Basic	$(0.48)	$(0.05)

Diluted	$(0.48)	$(0.05)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,860	7,869

Diluted weighted average number of common shares outstanding	7,860	7,869

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2006	8,243,784	$824	$35,747	$79,452	384,279	$(8,446)	$107,577
FIN 48 cumulative effect of change in accounting (See Note 7)	—	—	—	(1,259)	—	—	(1,259)
Net loss	—	—	—	(3,767)	—	—	(3,767)
Tax benefits from share-based payment arrangements	—	—	227	—	—	—	227

Balance at March 31, 2007	8,243,784	$824	$35,974	$74,426	384,279	$(8,446)	$102,778

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
(In thousands)	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net loss	$(3,767)	$(413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	336	413
Loss (gain) on disposition of fixed assets	(18)	14
Deferred income tax (benefit) provision, net	(269)	1,671
Deferred compensation expense, net	4	614
Excess tax benefits from share-based arrangements	(227)	(214)
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(127)	(11,017)
Inventories, net	(2,740)	3,725
Other assets	643	(625)
Liabilities	(7,431)	(13,907)

Net cash provided by (used in) operating activities	(13,596)	(19,739)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	—	25
Purchase of securities for deferred compensation	—	(431)
Cash used for business acquisition, net of cash acquired	—	(1,990)
Intangible asset acquired	(99)	—
Capital expenditures	(245)	(180)
Proceeds from the sale of fixed assets	18	—

Net cash provided by (used in) investing activities	(326)	(2,576)

Cash flows from financing activities:
Advances repaid to factor	—	(12,775)
Purchase of treasury stock, net	—	(331)
Repayment of long-term debt	(15)	(11)
Excess tax benefits from share-based arrangements	227	214
Proceeds from issuance of stock under Company stock plans	—	26

Net cash provided by (used in) financing activities	212	(12,877)

Net decrease in cash and cash equivalents	(13,710)	(35,192)
Cash and cash equivalents at beginning of period	70,210	65,791

Cash and cash equivalents at end of period	$56,500	$30,599

See accompanying notes to the financial statements.

Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its Subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2006.
The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2007, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In addition, the Company’s revenues are usually highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but over 65% of its annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix.
Intangible Assets
In fiscal year 2005, the Company acquired certain assets of the David Brooks business. Under terms of the purchase agreement, the Company agreed to make periodic payments based on a percentage of net sales related to the trade name of David Brooks® over a three year period. In the quarter ended March 31, 2007, an additional $99,000 was capitalized based on a percentage of net sales related to the trade name.
Stock Options
The Company recorded no expense related to equity awards, as no stock-based compensation was awarded during the quarter ended March 31, 2007 or for the years ended December 31, 2006, 2005, and 2004. No stock options or other equity based compensation were exercised during the quarter ended March 31, 2007 or were outstanding at March 31, 2007.
Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on the Company’s financial statements, but does not expect it to have a material impact on its financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS No. 159”), which is effective January 1, 2008. FAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company is currently evaluating the impact of FAS No. 159 on the Company’s financial statements, but does not expect it to have a material impact on its financial statements.
Presentation of Prior Years Data
Certain reclassifications have been made to data of prior years to conform to the current year presentation.
Note 2 — Inventories
Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

(In thousands)	March 31, 2007	December 31, 2006
Finished goods	$28,700	$25,366
Work-in-process	1,144	225
Raw materials and supplies	548	984

Total cost	30,392	26,575
Less: reserves	(5,513)	(4,436)

Inventories, net	$24,879	$22,139

Note 3 — Investigation, restatement, and related expenses
During June 2006, the Company announced that the Audit Committee of its Board of Directors (“Board”) commenced an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management, whose employment was subsequently terminated. Repurchases of shares of common stock under the Company’s stock repurchase plans were suspended upon the commencement of the Audit Committee Investigation. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated its financial statements for the fiscal years ended December 31, 2005, 2004, and 2003. The Company has also amended its Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate its financial statements for the periods covered therein.
The SEC and the United States Attorney for the Southern District of New York (“U.S. Attorney’s Office”) are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating with both investigations.
Pending completion of the Audit Committee Investigation, the Company was not able to make timely financial statement filings with the SEC. On January 17, 2007, the Company announced that its common stock would be delisted from the Nasdaq Global Market, effective January 19, 2007, as a result of the Company’s failure to file its Quarterly Reports on Form 10-Q. There is no longer an established public trading market for the Company’s common stock. The Company’s common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK.” The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.
During the quarter ended March 31, 2007, the Company incurred $2.1 million in fees and expenses related to the Audit Committee Investigation, which are reflected in “Investigation, restatement, and related expenses” on the consolidated statement of operations. These expenses include but are not limited to costs of the internal investigation, restatement related costs, assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, and an arbitration commenced against the Company by Mr. Kuttner, the Company’s former Chief Executive Officer and Chairman.
Fees and expenses since inception of the Audit Committee Investigation were approximately $10.5 million through August 31, 2007. Of these fees and expenses, $6.2 million was incurred in 2006. There were no such costs in the corresponding quarter in 2006 as the investigation commenced in June 2006. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. The Company cannot predict the total cost but believes that future costs may be material.
Note 4 — Revolving Credit Facility
The Company maintains a Revolving Credit Facility (“Revolving Credit Facility”) with six participating commercial banks, with HSBC Bank USA, NA as agent. The Revolving Credit Facility provides for up to $100 million in revolving line of credit borrowings and issuance of letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 100% of cash deposited in a pledged account; 85% of eligible accounts receivable; 50% of eligible inventory (subject to seasonal limits) of the Company’s subsidiaries; 50% of outstanding eligible letters of credit issued through the Revolving Credit Facility, plus seasonal over advances in the periods of highest requirements.
Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of London Interbank Offered Rate (“LIBOR”) plus 1.80%, for a fixed term not to exceed 180 days. The Company is charged a fee of 0.125% on the unused balance of the Revolving Credit Facility.
The loan is collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries. At March 31, 2007, there was approximately $38.5 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at March 31, 2007, which resulted in availability for borrowing of approximately $23.9 million.

The term of the Revolving Credit Facility, which was to mature on April 30, 2007, was extended to December 31, 2007. As of March 31, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to its Revolving Credit Facility, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment, the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to, among other things, extend the Revolving Credit Facility to December 31, 2007.
As of July 25, 2007 and August 31, 2007, the Company entered into additional waivers with respect to the Revolving Credit Facility with the Banks. In consideration for certain fees and the payment of the Agent’s legal fees and expenses, the waivers allowed the Company to postpone further the requirement to deliver to the Banks the Company’s financial statements as long as it met rescheduled reporting requirements for 2006 and 2007.
In addition, to the extent a breach of a representation or other term of the Revolving Credit Facility was caused by the restatement of the Company’s prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements were delivered in accordance with the rescheduled requirements and the restated financial statements did not demonstrate non-compliance with any financial covenant as of any quarter-end test date occurring subsequent to June 29, 2006. The Company has been in compliance with financial covenants related to financial statements for quarter end test dates subsequent to June 29, 2006.
On August 9, 2007, the Company met the 2006 rescheduled quarterly reporting requirements and filed Forms 10-Q for the quarters ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006. On September 14, 2007, the Company met the 2006 rescheduled annual reporting requirement and filed Form 10-K for the period ended December 31, 2006. The remaining rescheduled reporting requirements are as follows:

Report For Period Ended	Extended Delivery Date
March 31, 2007	October 31, 2007
June 30, 2007	November 19, 2007
September 29, 2007	December 10, 2007
The date listed in the “Report For the Period Ended” column corresponds with quarter end dates for SEC Form 10-Q, which the Company intends to file concurrently with the rescheduled report.
Note 5 — Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income or loss) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended March 31, 2007:
Basic net loss	$(3,767)	7,860	$(0.48)
Effect of dilutive securities: stock options	—	—	—

Diluted net loss	$(3,767)	7,860	$(0.48)

Three months ended April 1, 2006:
Basic net loss	$(413)	7,869	$(0.05)
Effect of dilutive securities: stock options	—	—	—

Diluted net loss	$(413)	7,869	$(0.05)

Anti-dilutive stock options totaling 14,784 shares were excluded from the diluted net loss per share calculations for the quarter ended April 1, 2006. There were no stock options outstanding at March 31, 2007.

Note 6 — Commitments and Contingencies
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Mr. Clark, a former employee, and Directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Mr. Clayton, a former employee, as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants’ motions and dismissed the suit. No appeal was taken. On May 23, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days. The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty, and disgorgement of bonuses and net gain on stock sales pursuant to the Sarbanes-Oxley Act. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims. At Mr. Kuttner’s request and due to the continued discussions regarding the Company’s and Mr. Kuttner’s respective claims, the parties agreed to adjourn the arbitration proceedings until January 2008.
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $7.5 million at March 31, 2007 for unresolved matters. Subsequent to March 31, 2007, the reserve decreased by $2.4 million for payments made related to this matter.
The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the reserve established for supplier disputes. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.6 million.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Note 7 — Taxes
FASB Interpretation No. 48
On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be sustained in the financial statements. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statement of operations.

As a result of the implementation of FIN 48, the Company recognized an increase of $4.7 million in the liability for unrecognized tax benefits, which was accounted for as a $1.3 million decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $8.7 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.6 million. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $3.1 million. As of March 31, 2007, the Company’s consolidated balance sheet reflects a liability for unrecognized tax benefits of $8.0 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.1 million. Accrued interest and penalties included in the consolidated balance sheet was $3.3 million as of March 31, 2007.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $4.5 million, including interest and penalties of approximately $1.3 million, due to the settlement of certain issues expected to be resolved prior to March 31, 2008.
The statute of limitations for U.S. federal and, with limited exceptions, state income tax returns lapsed for periods 2001 and prior.
Other Tax Matters
In February 2007, the Company entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve certain income nexus tax liabilities. The total amount of these settlements was approximately $0.8 million, including interest.
During August 2007, the Company was informed by a state taxing authority that it was going to audit payroll withholding taxes of one of the Company’s subsidiaries for the years 2004 and 2005.
In October 2007, the Company received notice from the IRS that it had completed its examination of the Company’s 2004 and 2005 tax returns. The settlement amount related to the examination was approximately $0.3 million, including interest. In addition, the statute of limitations for assessments with respect to the Company’s 2002 and 2003 federal tax returns have also lapsed as of October 2007.
Note 8 — Subsequent Events
Marisa Christina, Incorporated
On May 20, 2006, the Company, through a wholly owned subsidiary, acquired Marisa Christina, Incorporated (“Marisa Christina”) as part of the expansion of its women’s better market strategy by former management. After incurring ongoing losses in the Marisa Christina division due to deteriorating sales, the Company determined in May 2007 to cease domestic activities of Marisa Christina, but plans to continue to license the label internationally. Net sales and the operating loss for Marisa Christina were $1.6 million and $0.7 million, respectively, for the three months ended March 31, 2007.
New Facility Lease and Related Credit Facility Amendment
The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, New York in July 2007. The lease provides for minimum payments of $59.8 million over the lease term, and the Company estimates capital expenditures related to the new facility will be made in fiscal year 2007 and fiscal year 2008 in an amount not to exceed $8.5 million, net of landlord allowances. The Company estimates it will incur approximately $1.3 million in non-cash lease amortization expense in 2007 related to the lease. Future minimum contractual obligations related to the lease are as follows:

(In thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Facility lease	$59,830	$—	$2,905	$3,486	$3,646	$3,678	$46,115

In connection with the new facility lease, the Company entered into Amendment No. 6 to the Revolving Credit Facility (“Amendment No. 6”). Pursuant to Amendment No. 6, the Banks and the Company agreed that the expenditure by the Company of up to an aggregate of $8.5 million, net of landlord allowances, for tenant improvements to the leased premises (in addition to certain tenant improvements to the leased premises to be funded by the landlord) will not be deemed to be “Consolidated Capital Expenditures” within the meaning of the Revolving Credit Facility for purposes of determining the Company’s compliance with the consolidated fixed charge coverage ratio and the restriction on capital expenditures under the Revolving Credit Facility.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2006 under Item 1A — Risk Factors, and include the following risk factors:
•	Decreases in business from or the loss of any one of our key customers;
•	Financial instability experienced by our customers;
•	Loss or inability to renew certain licenses;
•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
•	Use of foreign suppliers for raw materials and manufacture of our products;
•	Failure of our manufacturers to use acceptable ethical business practices;
•	Failure to deliver quality products in a timely manner;
•	Problems with our distribution system and our ability to deliver products;
•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;
•	Chargebacks and margin support payments;
•	Failure, inadequacy, interruption, or security lapse of our information technology;
•	Failure to compete successfully in a highly competitive and fragmented industry;
•	Challenges integrating the David Brooks and Shane Hunter businesses or any other businesses we may acquire;
•	An ongoing dispute with our former Chief Executive Officer and Chairman;
•	Ownership of a significant portion of our common stock by our former Chief Executive Officer and Chairman could determine the outcome of matters presented to stockholders for approval;
•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
•	Future defaults under our credit facility;
•	Loss of certain key personnel which could negatively impact our ability to manage our business;
•	Material weaknesses in our internal control over financial reporting;
•	Investigations by the SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”); and
•	Potential future restatements of our prior financial statements.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

OVERVIEW
We are engaged in the apparel business through four wholly owned subsidiaries: Hampshire Designers, which primarily designs and sells women’s and men’s sweaters; Item-Eyes, which designs and sells a broad line of women’s woven and knit related separates; SB Corporation (doing business as David Brooks®), which designs and sells a “better” women’s product line; and Shane Hunter, which designs and sells apparel to mass merchant retailers.
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
We believe that our Company, through Hampshire Designers and other divisions, is one of the largest designers and marketers of sweaters for women and men in North America. We sell apparel throughout the year, but over 65% of our annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix. Unseasonable weather, particularly warm weather in the autumn and winter, can have a disproportionately negative impact on our margins as sales of sweaters by our customers may require discounts or allowances. We diversified our product line with the purchase of Item-Eyes in 2000 and Shane Hunter in 2006.
Our primary strength is our ability to design, develop, source, and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities which permit us to deliver quality merchandise at a competitive price to our customers.
Our divisions source the manufacture of their products through manufacturers primarily located in Southeast Asia. Our products are subject to increased prices for the products we source, but we have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers primarily using letters of credit in U.S. dollars, a method we expect to continue to employ in the future.
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
The apparel market is highly competitive. Competition is primarily based on product design, price, quality, and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from manufacturers located in Southeast Asia, some of whom also manufacture our products. We also compete for private label programs with the internal sourcing departments of many of our customers.
AUDIT COMMITTEE INVESTIGATION AND RELATED MATTERS
During June 2006, we announced that the Audit Committee of the Board of Directors (“Board”) commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management.
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, we filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated our financial statements for the fiscal years ended December 31, 2005, 2004 and 2003. The total adjustments to net income as a result of the findings were approximately $(1.4) million or $(0.17) per basic and $(0.16) diluted share, $(2.4) million or $(0.30) per basic and $(0.29) diluted share, and $(1.9) million or $(0.21) per basic and $(0.20) diluted share for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and $(2.0) million to earnings prior to 2003.
We also amended our Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate our financial statements for the periods covered therein.

The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. We are cooperating with the investigations of the SEC and U.S. Attorney’s Office. Fees and expenses since inception of the Audit Committee Investigation and related matters were approximately $10.5 million through August 31, 2007. These expenses include, but are not limited to, costs of the internal investigation, restatement related costs, assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and an arbitration commenced against the Company by Mr. Kuttner
Of these fees and expenses, $2.1 million was incurred in the quarter ended March 31, 2007 and are reflected in “Investigation, restatement, and related expenses” on the 2007 consolidated statement of operations. In 2006, $6.2 million of these fees and expenses was incurred. We expect to incur additional costs to make current our SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. We cannot predict the total cost but believe that future costs may be material.
Legal and Compliance Matters
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Mr. Clark, a former employee, and Directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Mr. Clayton, a former employee, as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants’ motions and dismissed the suit. No appeal was taken. On May 23, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days. The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty, and disgorgement of bonuses and net gain on stock sales pursuant to the Sarbanes-Oxley Act. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims. At Mr. Kuttner’s request and due to the continued discussions regarding the Company’s and Mr. Kuttner’s respective claims, the parties agreed to adjourn the arbitration proceedings until January 2008.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
In February 2007, we entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve certain income nexus tax liabilities. The total amount of these settlements was approximately $0.8 million including interest.
During August 2007, we were informed by a state taxing authority that it was going to audit payroll withholding taxes of one of our subsidiaries for the years 2004 and 2005.
In October 2007, the Company received notice from the IRS that it completed its examination of the Company’s 2004 and 2005 tax returns. The settlement amount related to the examination was approximately $0.3 million, including interest. In addition, the statute of limitations for assessments with respect to our 2002 and 2003 federal tax returns have also lapsed as of October 2007.

Delisting
Pending completion of the Audit Committee Investigation, we were not able to make timely financial statement filings with the SEC. On January 17, 2007, we announced that our common stock would be delisted from the Nasdaq Global Market, effective January 19, 2007, as a result of the failure to file Quarterly Reports on Form 10-Q. There is no longer an established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK.” The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.
Revolving Credit Facility Extension
We maintain a Revolving Credit Agreement (“Revolving Credit Facility”) with six participating commercial banks. The term of the Revolving Credit Facility, which was to mature on April 30, 2007, was extended to December 31, 2007.
As of March 31, 2007, we entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, and December 29, 2006, by and among us, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment, we and the Banks agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to, among other things, extend the term of the Credit Facility to December 31, 2007.
Rescheduled Credit Facility Reporting Requirements
As of July 25, 2007 and August 31, 2007, we entered into additional waivers with respect to the Revolving Credit Facility with the Banks. In consideration for certain fees and the payment of the Agent’s legal fees and expenses, the waivers allowed us to postpone further the requirement to deliver to the Banks our financial statements as long as we met rescheduled reporting requirements for 2006 and 2007.
In addition, to the extent a breach of a representation or other term of the Revolving Credit Facility was caused by the restatement of our prior financial statements, the Banks waived compliance with such provisions as long as the restated financial statements were delivered in accordance with the rescheduled requirements and the restated financial statements did not demonstrate non-compliance with any financial covenant as of any quarter-end test date occurring subsequent to June 29, 2006. We have been in compliance with financial covenants related to financial statements for quarter end test dates subsequent to June 29, 2006.
We met the 2006 reporting requirements and concurrently filed our 2006 Forms 10-Q and Form 10-K. On August 9, 2007, we met the 2006 rescheduled quarterly reporting requirements and filed Forms 10-Q for the quarters ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006. On September 14, 2007, we met the 2006 rescheduled annual reporting requirements and filed Form 10-K for the period ended December 31, 2006. The remaining rescheduled reporting requirements are as follows:

Report For Period Ended	Extended Delivery Date
March 31, 2007	October 31, 2007
June 30, 2007	November 19, 2007
September 29, 2007	December 10, 2007
The date listed in the “Report For the Period Ended” column corresponds with quarter end filing dates for SEC Form 10-Q, which we intend to file concurrently with the rescheduled report.

OTHER MATTERS
New Facility Lease and Related Credit Facility Amendment
We entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, New York on July 11, 2007. The office space addresses present as well as future operational needs and allows the consolidation of operations currently dispersed over a number of locations in New York, which will provide certain divisions with the opportunity to capitalize on synergies currently unavailable to them. We believe that over the term of the lease our costs will be lower than had we elected to maintain the current leasing arrangements. The lease provides for minimum payments of $59.8 million over the lease term, and we estimate capital expenditures related to the new facility will be made in fiscal year 2007 and fiscal year 2008 in an amount not to exceed $8.5 million, net of landlord allowances. Future minimum contractual obligations related to the lease are as follows:

(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Facility lease	$59,830	$—	$2,905	$3,486	$3,646	$3,678	$46,115

Our possession of the facility commenced in September 2007 and lease payments begin in 2008. The lease includes rent escalations commencing in 2010. The lease is being amortized on a straight-line basis over the expected lease term, including any rent holidays and rent escalations. We estimate we will incur approximately $1.3 million in non-cash lease amortization expense in 2007 related to the lease.
In connection with the new facility lease, we entered into Amendment No. 6 to the Credit Facility (“Amendment No. 6”) with respect to the Revolving Credit Facility. Pursuant to Amendment No. 6, we and the Banks agreed that the expenditure by us of up to an aggregate of $8.5 million, net of landlord allowances, for tenant improvements to the leased premises (in addition to certain tenant improvements to the leased premises to be funded by the landlord) will not be deemed to be “Consolidated Capital Expenditures” within the meaning of the Revolving Credit Facility for purposes of determining our compliance with the consolidated fixed charge coverage ratio and the restriction on capital expenditures under the Revolving Credit Facility.
Acquisitions, Dispositions, and Related Matters
On October 3, 2005 we, through a wholly owned subsidiary, SB Corporation, a Delaware corporation, consummated the acquisition of certain assets of the David Brooks business as part of the expansion of the women’s better market strategy of former management. The assets purchased, consisting primarily of inventory and trade name, were acquired for $2.5 million in cash. Under the terms of the purchase agreement, we will make additional payments to the seller through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The business is located in Brockton, Massachusetts with sales offices and showrooms in several major U.S. cities.
On January 5, 2006 we, through a wholly owned subsidiary, SH Holding Company, a Delaware corporation, purchased substantially all of the assets and assumed a majority of the liabilities and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $2.0 million. SH Holding Company changed its name to Shane Hunter, Inc. (“Shane Hunter”). Shane Hunter is based in San Francisco, with an office in Los Angeles, California, and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents.
On May 20, 2006 we, through a wholly owned subsidiary, acquired Marisa Christina, Incorporated (“Marisa Christina”) as part of the expansion of the women’s better market strategy by former management, after which time it continued to operate as a wholly-owned subsidiary of Hampshire. Upon completion of the acquisition, each outstanding share of Marisa Christina common stock was converted into the right to receive $0.65 per share less a pro rata portion of the transaction costs incurred by Marisa Christina, representing an aggregate purchase price of approximately $4.8 million. We determined Marisa Christina had a net asset value of $6.6 million, which included $4.1 million of cash acquired. Therefore, pursuant to Financial Accounting Standard (“FAS”) No. 141, “Business Combinations” (“FAS No. 141”), we recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price.
After incurring ongoing losses in the Marisa Christina division due to deteriorating sales, we determined in May 2007 to cease domestic activities of Marisa Christina, but we plan to continue to license the label internationally. Net sales and the operating loss for Marisa Christina were $1.6 million and $0.7 million, respectively, for the three months ended March 31, 2007.

RESULTS OF OPERATIONS — Three Months Ended March 31, 2007 and April 1, 2006
During the second quarter of 2006, we acquired the Marisa Christina division. In the following discussion, the activities of Marisa Christina are referred to as our “acquired business.” The activity of our business which continued from the previous year is referred to as our “existing business.”
Net Sales
Net sales for the three months ended March 31, 2007 were $50.9 million, compared with $67.5 million for the same period last year, declining approximately $16.6 million or 24.6%. Net sales from the acquired business accounted for approximately $1.6 million of net sales during the quarter ended March 31, 2007. The $18.2 million decrease in our existing business was primarily the result of shipping approximately 239,000 dozen fewer units or a 35.0% volume decline during the three months ended March 31, 2007, compared with the same period last year.
•	Net sales of Shane Hunter, our mass merchant division, declined by approximately $10.9 million in the current quarter as compared with the same period in the prior year. Over 30% of Shane Hunter’s annual net sales occurred during the first quarter of 2006. The majority of the decline over the prior period was attributed to lower shipments to one customer.
•	Net sales of Item-Eyes, our women’s related separates division, declined by approximately $8.9 million in the first quarter of 2007 as compared with the same period in the prior year. A decrease in shipments to several customers primarily for private label products accounted for a majority of the reduction. The balance of the decrease in net sales was primarily the result of a decline in off price sales to discounters during the current quarter as compared with the same period in the prior period.
Offsetting the volume reduction in net sales was a 15.9% increase in the average selling price in the current quarter as compared with the prior period. Shane Hunter and Item-Eyes accounted for the majority of the increases in unit selling prices. Volume reductions in both divisions in the current period were primarily in lower priced products, which generated less gross profit.
We do not know whether the sales declines in the Shane Hunter and Item-Eyes will be as significant for the 2007 fiscal year as they were in the first quarter of 2007. We expect a decline in Marisa Christina 2007 net sales as compared to 2006 net sales as we made the determination to cease domestic activities in May 2007 due to deteriorating revenues.
Gross Profit
Gross profit for the three months ended March 31, 2007 was $13.9 million compared with $15.7 million for the same period last year, a decrease of $1.8 million or 11.5%. Gross profit from the acquired business contributed approximately $0.6 million in the current period. The existing business had a decrease in gross profit of approximately $2.4 million, which primarily resulted from the decline in unit volume shipped during the current three-month period. As a percentage of net sales, gross profit percentage was 27.3% for the three-month period of 2007 compared with 23.3% for the same period last year.
The decline in gross profit was less than the decline in net sales primarily due to the mix of product shipped in the current quarter. Item-Eyes, in particular, reflected better margins as its gross profit was nearly unchanged from the prior year though net sales declined $8.9 million. This was attributable to an increase in average selling prices combined with a decline in off price shipments to discounters and a reduction in costs.
We do not know whether 2007 gross profit will continue to exceed 2006 gross profit as a percentage of net sales, but we expect Marisa Christina gross profit to decline as compared with the prior year due to the decision to cease domestic activities.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were $19.1 million for the three months ended March 31, 2007 compared with $17.4 million for the same period last year. SG&A expenses in the current period were approximately $1.3 million for the acquired business and $17.8 million for the existing business. For the existing business, the SG&A expenses were 36.2% of net sales in the current period compared with 25.8% for the same period last year. This increase in percent is a function of higher fixed costs in relation to lower net sales for the existing business in the current period.

Investigation, Restatement, and Related Expenses
Investigation, restatement, and related expenses (“IRR”) were approximately $2.1 million in the quarter ended March 31, 2007. There were no such costs in the corresponding quarter in 2006 as the investigation commenced in June 2006. IRR includes, but were not limited to, costs of the internal investigation, restatement related costs, the assessment and remediation of certain tax exposures, the investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, and a demand for arbitration commenced against the Company by Mr. Kuttner. We expect to incur significant additional costs, consisting primarily of professional fees, in 2007 to become current with SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration, and related matters.
Income Taxes
Due to the operating loss, we had an income tax benefit for the three months ended March 31, 2007 of $2.6 million compared with $0.6 million for the same period last year. The effective income tax rate was 41.0% for the three months ended March 31, 2007, compared with 60.4% for the same period last year. The higher effective tax rate in the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity and capital requirements are to fund working capital for current operations, which consists primarily of funding the seasonal buildup in inventories and accounts receivable. Due to the seasonality of our business, we generally reach our maximum working capital requirement during the third quarter of the year. Our liquidity and capital requirements are primarily met from funds generated from operations and borrowings under our Revolving Credit Facility.
Net cash used by operating activities was $13.6 million for the three months ended March 31, 2007 as compared with $19.7 million for the same period last year. The change was primarily the result of less cash used by operating assets and liabilities in the current period as compared with the prior period, which was somewhat offset by a larger net loss in the current period.
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2007 as compared with $2.6 million for the same period last year. Cash used for the acquisition of Shane Hunter was the primary reason cash used in investing activities was higher in the prior period.
Net cash provided in financing activities was $0.2 million for the three months ended March 31, 2007 compared with $12.9 million used in financing activities for the same period last year. The change in cash used from the prior period was primarily due to $12.8 million paid in the prior period for advances from a lender that factored trade receivables assumed as part of the Shane Hunter acquisition in January 2006.
We maintain a Revolving Credit Facility with six participating commercial banks. The Revolving Credit Facility provides for secured borrowings of up to $100 million in revolving line of credit borrowings and letters of credit. Advances under the line of credit are limited to the lesser of: (a) $100 million less outstanding letters of credit; or (b) the sum of 100% of cash deposited in a pledged account; 85% of eligible accounts receivable; 50% of eligible inventory (subject to seasonal limits); and 50% of outstanding eligible letters of credit issued pursuant to the Revolving Credit Facility, plus seasonal over advances in the periods of highest requirements.
Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at our option, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At March 31, 2007, we had no outstanding borrowings, and $38.5 million outstanding under letters of credit and no cash deposited in a pledged account. At March 31, 2007, we had availability under the Revolving Credit Facility for borrowing of approximately $23.9 million.
The Revolving Credit Facility contains financial covenants and covenants that restrict certain payments. The financial performance covenants require, among other things, that we maintain specified levels of consolidated net worth, not exceed a specified consolidated leverage ratio, achieve a specified fixed charge ratio, and limit capital expenditures and restricted payments to a specified maximum amount. The Revolving Credit Facility also requires the delivery of periodic financial statements to the banks.
The Revolving Credit Facility contains an aggregate limit of $10.0 million on the repurchase of our common stock. As of March 31, 2007, we had repurchased a net amount of $8.4 million of our common stock. In addition, on April 26, 2006, the Board approved the repurchase of up to 1.0 million shares of our outstanding stock. Repurchases of shares of common stock were suspended upon the commencement of the Audit Committee Investigation.

Management believes that it will be able to renew the Revolving Credit Facility on comparable terms and that the borrowings available to it, under the current and future credit facilities along with cash flow from operations, will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize letters of credit and are party to operating leases. It is currently not our general business practice to have material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
FASB Interpretation No. 48
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. We recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statement of operations.
As a result of the implementation of FIN 48, the Company recognized an increase of $4.7 million in the liability for unrecognized tax benefits, which was accounted for as a $1.3 million decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $8.7 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.6 million. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $3.1 million. As of March 31, 2007, the Company’s consolidated balance sheet reflects a liability for unrecognized tax benefits of $8.0 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.1 million. Accrued interest and penalties included in the consolidated balance sheet was $3.3 million as of March 31, 2007.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $4.5 million, including interest and penalties of approximately $1.3 million, due to the settlement of certain issues expected to be resolved prior to March 31, 2008.
The statute of limitations for U.S. federal and, with limited exceptions, state income tax returns lapsed for periods 2001 and prior.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of FAS No. 157 on our financial statements but do not expect it to have a material impact on our financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS No. 159”), which is effective January 1, 2008. FAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.

We are currently evaluating the impact of FAS No. 159 on our financial statements but do not expect it to have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. We are also exposed to market risk due to increased costs of our products. During the first three months of fiscal year 2007, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on September 14, 2007, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Revolving Credit Facility) would have had no effect in the three months ended March 31, 2007 and April 1, 2006 due to the fact that there were no short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that were in place, as of March 31, 2007. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses that management identified in our internal controls over financial reporting as of December 31, 2006, which were not remediated as of March 31, 2007, our disclosure controls and procedures were not effective at a reasonable level as of March 31, 2007.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.
In connection with the evaluation described above, the Company’s present management identified material weaknesses as of December 31, 2006, which were not remediated as of March 31, 2007, in the following areas:
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
Changes in Internal Control Over Financial Reporting
There were changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that did not materially affect, and were not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
During the quarter ended March 31, 2007, the Company was actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting.
Subsequent to March 31, 2007, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of March 31, 2007. These remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by the Company’s management:
•	Implemented enhanced procedures and controls around the financial statement preparation and disclosure process as well as the financial review process at the corporate level. These enhancements include but are not limited to dedicating personnel with technical knowledge of SEC reporting to the financial statement preparation process; providing such personnel access to applicable training; obtaining database software to assist in the research of complex accounting and disclosure matters; and formalization of the procedures for tracking disclosure matters.
•	Implemented enhanced procedures and controls around acquisition accounting and management expense reports.
•	Implemented enhanced procedures and controls at the Shane Hunter division around the accounting and financial reporting process as well as the financial review process at the corporate level. These enhancements include but are not limited to formalization of the procedures for the financial statement close process and providing more corporate oversight in both the areas of accounting and information technology. In addition, the Company has evaluated the division’s information technology infrastructure and will upgrade these systems.
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to March 31, 2007 will continue to be performed in the future to ensure these matters are remediated.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of litigation and certain related matters, please see Note 6 of Part I, Item 1, entitled Commitments and Contingencies, and Part I, Item 2 entitled Legal and Compliance Matters.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as set forth in the Annual Report for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
Jan. 1 — Feb. 3, 2007	—	$—	—
Feb. 4 — March 3, 2007	—	—	—
Mar. 4 — March 31, 2007	—	—	—

Total	—	—	—	1,036,490

Repurchases may be made for the repurchase of up to 400,000 and 1,000,000 shares of common stock under plans announced on March 17, 2005 and April 26, 2006, respectively. The plans do not have an expiration date. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.
Item 3. Defaults Upon Senior Securities.
During the first quarter of 2007 covered by this report, there were no defaults upon the Company’s senior securities. For a discussion of certain waivers and amendments to the credit facility see Notes 4 and 8 of Part I, Item 1, entitled Revolving Credit Facility and Subsequent Events, respectively, and Part I, Item II, entitled Revolving Credit Facility Extension, Rescheduled Credit Facility Reporting Requirements, and New Facility Lease and Related Credit Facility Amendment.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a)	The following exhibits are filed as part of this Report:
10.01 Amendment No. 5 and Waiver, dated as of March 31, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007).
10.02 Change in Control Agreement, dated as of March 28, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007).
10.03 Indemnification Agreement, dated as of January 4, 2007, by and between Joel Goldberg and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).
10.04 Indemnification Agreement, dated as of January 4, 2007, by and between Michael C. Jackson and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).
10.05 Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).
10.06 Indemnification Agreement, dated as of January 4, 2007, by and between Irwin W. Winter and Hampshire Group, Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).
31.1 Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: October 30, 2007	By:	/s/ Michael S. Culang

Michael S. Culang
Interim Chief Executive Officer and President

/s/ Jonathan W. Norwood

Jonathan W. Norwood
Vice President and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002