Form 10-Q
period 2007-06-30
HAMPSHIRE GROUP LTD
filed 2007-11-15
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                                                 Accelerated filer ☑                                                 Non-accelerated filer  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
Number of shares of common stock outstanding as of November 1, 2007: 7,851,157

EXPLANATORY NOTE
We were not able to file our Form 10-Q for the quarter ended June 30, 2007 in a timely manner due to delays in making prior period filings pending the completion by the Audit Committee of the Board of Directors (“Audit Committee”) of an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of Hampshire Group, Limited’s management. The findings of the Audit Committee Investigation resulted in, among other things, the termination of the employment of certain former members of management. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005 to, among other things, restate its consolidated financial statements for the three years then ended. On August 9, 2007, the Company filed Amendment No. 2 to its Form 10-Q for the fiscal quarter ended April 1, 2006 and also filed Forms 10-Q for the fiscal quarters ended July 1, 2006 and September 30, 2006. On September 14, 2007, the Company filed its Form 10-K (“2006 Annual Report”) for the fiscal year ended December 31, 2006. On October 30, 2007, the Company filed its Form 10-Q for the fiscal quarter ended March 31, 2007. For additional information on the restatement and other adjustments and reclassifications, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatements and Related Matters in the Company’s 2006 Annual Report.

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2007

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

ii

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	June 30, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$37,992	$70,210
Accounts receivable, net	27,015	33,456
Other receivables	8,470	2,442
Inventories, net	54,360	22,139
Deferred tax assets	9,230	7,586
Other current assets	4,842	5,217

Total current assets	141,909	141,050
Fixed assets, net	2,321	1,964
Goodwill	8,392	8,392
Intangible assets, net	2,089	2,190
Other assets	4,265	2,309

Total assets	$158,976	$155,905

Current liabilities:
Current portion of long-term debt	$62	$49
Accounts payable	28,737	16,826
Accrued expenses and other liabilities	22,228	30,916

Total current liabilities	51,027	47,791

Long-term debt less current portion	50	12
Other long term liabilities	7,375	525

Total liabilities	58,452	48,328

Commitments and contingencies (Notes 6 and 9)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at June 30, 2007 and December 31, 2006	824	824
Additional paid-in capital	35,974	35,747
Retained earnings	72,172	79,452
Treasury stock, 384,279 shares at cost at June 30, 2007 and December 31, 2006	(8,446)	(8,446)

Total stockholders’ equity	100,524	107,577

Total liabilities and stockholders’ equity	$158,976	$155,905

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
(In thousands, except per share data)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$49,358	$49,441	$100,236	$116,929
Cost of goods sold	38,216	38,248	75,205	89,997

Gross profit	11,142	11,193	25,031	26,932
Selling, general, and administrative expenses	16,329	16,853	35,388	34,301
Investigation, restatement, and related expenses	1,746	421	3,847	421

Loss from operations	(6,933)	(6,081)	(14,204)	(7,790)
Other income (expense):
Interest income	662	488	1,476	1,030
Interest expense	(10)	(9)	(20)	(27)
Other, net	102	41	180	182

Loss before income taxes and extraordinary item	(6,179)	(5,561)	(12,568)	(6,605)
Income tax benefit	(3,925)	(3,361)	(6,547)	(3,992)

Loss before extraordinary item	(2,254)	(2,200)	(6,021)	(2,613)
Extraordinary item — gain on acquisition	—	1,800	—	1,800

Net loss	$(2,254)	$(400)	$(6,021)	$(813)

Loss per share before extraordinary item:
Basic	$(0.29)	$(0.28)	$(0.77)	$(0.33)

Diluted	$(0.29)	$(0.28)	$(0.77)	$(0.33)

Income per share from extraordinary item:
Basic	$—	$0.23	$—	$0.23

Diluted	$—	$0.23	$—	$0.23

Net loss per share:
Basic	$(0.29)	$(0.05)	$(0.77)	$(0.10)

Diluted	$(0.29)	$(0.05)	$(0.77)	$(0.10)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,860	7,853	7,860	7,861

Diluted weighted average number of common shares outstanding	7,860	7,853	7,860	7,861

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2006	8,243,784	$824	$35,747	$79,452	384,279	$(8,446)	$107,577
FIN 48 cumulative effect of change in accounting (See Note 7)	—	—	—	(1,259)	—	—	(1,259)
Net loss	—	—	—	(6,021)	—	—	(6,021)
Tax benefits from share-based payment arrangements	—	—	227	—	—	—	227

Balance at June 30, 2007	8,243,784	$824	$35,974	$72,172	384,279	$(8,446)	$100,524

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net loss	$(6,021)	$(813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary gain on acquisition	—	(1,800)
Depreciation and amortization	714	739
Loss (gain) on disposition of fixed assets	(75)	10
Deferred income tax (benefit) provision, net	(721)	2,076
Deferred compensation expense, net	8	691
Excess tax benefits from share-based arrangements	(227)	(214)
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	1,312	3,734
Inventories, net	(32,221)	(30,245)
Other assets	338	(3,440)
Liabilities	5,292	(1,973)

Net cash provided by (used in) operating activities	(31,601)	(31,235)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	—	2,193
Purchases of short-term investments	—	(234)
Purchase of securities for deferred compensation	—	(664)
Cash used for business acquisition, net of cash acquired	—	(2,768)
Intangible asset acquired	(145)	—
Capital expenditures	(788)	(385)
Proceeds from the sale of fixed assets	123	22

Net cash provided by (used in) investing activities	(810)	(1,836)

Cash flows from financing activities:
Advances repaid to factor	—	(12,775)
Purchase of treasury stock, net	—	(593)
Repayment of long-term debt	(34)	(22)
Excess tax benefits from share-based arrangements	227	214
Proceeds from issuance of stock under Company stock plans	—	20

Net cash provided by (used in) financing activities	193	(13,156)

Net decrease in cash and cash equivalents	(32,218)	(46,227)
Cash and cash equivalents at beginning of period	70,210	65,791

Cash and cash equivalents at end of period	$37,992	$19,564

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
Exit Costs
The Company applies the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS No. 146”). FAS No. 146 addresses financial accounting for costs associated with exit or disposal activities. FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, “Elements of Financial Statements,” is incurred. (See Note 8 – Dispositions, Exit Activities, and Related Matters.)
Intangible Assets
In October 2005, the Company acquired certain assets of the David Brooks business. Under terms of the purchase agreement, the Company agreed to make periodic payments based on a percentage of net sales related to the trade name of David Brooks® over a three year period. In the six months ended June 30, 2007, an additional $145,000 was capitalized based on a percentage of net sales related to the trade name. (See Note 8 – Dispositions, Exit Activities, and Related Matters.)
Stock Options
The Company did not record any expense related to equity awards, as no stock-based compensation was awarded during the quarter and six month periods ended June 30, 2007 or for the years ended December 31, 2006, 2005, and 2004. No stock options or other equity based compensation were exercised during the quarter and six months ended June 30, 2007 or were outstanding at June 30, 2007.
Recent Accounting Standards
In September 2006, FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on the Company’s financial statements, but does not expect it to have a material impact on its financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS No. 159”), which is effective January 1, 2008. FAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company is currently evaluating the impact of FAS No. 159 on the Company’s financial statements, but does not expect it to have a material impact on its financial statements.
Presentation of Prior Years Data
Certain reclassifications have been made to data of in the prior periods to conform to the current period presentation.

Note 2 – Inventories
Inventories at June 30, 2007 and December 31, 2006 consisted of the following:

(In thousands)	June 30, 2007	December 31, 2006
Finished goods	$62,180	$25,366
Work-in-process	80	225
Raw materials and supplies	978	984

Total cost	63,238	26,575
Less: reserves	(8,878)	(4,436)

Inventories, net	$54,360	$22,139

Note 3 – Investigation, restatement, and related expenses
During June 2006, the Company announced that the Audit Committee of its Board of Directors commenced an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management, whose employment was subsequently terminated. Repurchases of shares of common stock under the Company’s stock repurchase plans were suspended upon the commencement of the Audit Committee Investigation. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated its financial statements for the fiscal years ended December 31, 2005, 2004, and 2003. The Company has also amended its Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate its financial statements for the periods covered therein.
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
During the quarter and six month period ended June 30, 2007, the Company incurred $1.7 million and $3.8 million, respectively, in fees and expenses related to the Audit Committee Investigation, which are reflected in “Investigation, restatement, and related expenses” on the unaudited condensed consolidated statements of operations. These expenses include but are not limited to costs of the internal investigation, restatement related costs, assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, and an arbitration commenced against the Company by Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and a current Director of the Company. During the quarter and six month period ended July 1, 2006, the Company incurred $0.4 million in Investigation, restatement, and related expenses. There were no such costs in the quarter ended April 1, 2006 as the investigation commenced in June 2006.
Fees and expenses since inception of the Audit Committee Investigation were approximately $10.6 million through August 31, 2007, with $6.2 million of the total incurred in 2006. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office and related matters. The Company cannot predict the total cost but believes that future costs may be material.

Note 4 – Revolving Credit Facility
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
The loan is collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries. At June 30, 2007, there was approximately $72.7 million outstanding under letters of credit. No advances were outstanding under the Revolving Credit Facility at June 30, 2007, which resulted in availability for borrowing of approximately $10.2 million.
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
On August 9, 2007, the Company met the 2006 rescheduled quarterly reporting requirements and filed Forms 10-Q for the quarters ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006. On September 14, 2007, the Company met the 2006 rescheduled annual reporting requirement and filed Form 10-K for the period ended December 31, 2006. On October 30, 2007, the Company met a 2007 rescheduled quarterly reporting requirement and filed Form 10-Q for the period ended March 31, 2007. The remaining 2007 rescheduled reporting requirements are as follows:

Report For Period Ended	Extended Delivery Date
June 30, 2007	November 19, 2007
September 29, 2007	December 10, 2007
The date listed in the “Report For Period Ended” column corresponds with quarter end dates for SEC Form 10-Q, which the Company intends to file concurrently with the rescheduled report.

Note 5 – Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income or loss) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended June 30, 2007:
Basic net loss	$(2,254)	7,860	$(0.29)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss	$(2,254)	7,860	$(0.29)

Three months ended July 1, 2006:
Loss before extraordinary item	$(2,200)	7,853	$(0.28)
Extraordinary item – gain on acquisition	1,800	—	0.23

Basic net loss	(400)	7,853	(0.05)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss	$(400)	7,853	$(0.05)

Six months ended June 30, 2007:
Basic net loss	$(6,021)	7,860	$(0.77)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss	$(6,021)	7,860	$(0.77)

Six months ended July 1, 2006:
Loss before extraordinary item	$(2,613)	7,861	$(0.33)
Extraordinary item – gain on acquisition	1,800	—	0.23

Basic net loss	(813)	7,861	(0.10)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss	$(813)	7,861	$(0.10)

Anti-dilutive stock options totaling 14,784 shares were excluded from the diluted net loss per share calculations for the three months and six months ended July 1, 2006. There were no stock options outstanding during the three and six month periods ended June 30, 2007.
Note 6 – Commitments and Contingencies
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Roger Clark, the former Principal Accounting Officer and Vice President, and Directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Charles Clayton, the former Chief Financial Officer, Treasurer, and Senior Vice President, as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants’ motions and dismissed the suit. No appeal was taken. On May 23, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days.  The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.

On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty, and disgorgement of bonuses and net gain on stock sales pursuant to the Sarbanes-Oxley Act. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims. At Mr. Kuttner’s request and due to the ongoing discussions regarding the Company’s and Mr. Kuttner’s respective claims, the parties agreed to adjourn the arbitration proceedings until January 2008.
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at June 30, 2007 for such unresolved matters.
The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the aforementioned reserve established for past inventory purchases. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.6 million.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Note 7 – Taxes
FASB Interpretation No. 48
On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be sustained in the financial statements. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statement of operations.
As a result of the implementation of FIN 48, the Company recognized an increase of $4.7 million in the liability for unrecognized tax benefits, which was accounted for as a $1.3 million decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $8.7 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.6 million. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $3.1 million. As of June 30, 2007, the Company’s consolidated balance sheet reflects a liability for unrecognized tax benefits of $6.8 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $4.1 million. Accrued interest and penalties included in the consolidated balance sheet was $2.9 million as of June 30, 2007. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.9 million, including interest and penalties of approximately $0.8 million, due to the settlement of certain issues expected to be resolved prior to June 30, 2008. The statute of limitations with respect to the Company’s 2002 federal income tax return lapsed in June 2007, and the related net tax benefits of $1.4 million, including interest of $0.3 million net of tax benefits, were recognized in the quarter then ended.
The statute of limitations for U.S. federal income tax returns has lapsed for periods 2002 and prior. With limited exceptions, the statute of limitations for state income tax returns has lapsed for periods 2001 and prior. In addition, the statute of limitations for assessments with respect to the Company’s 2003 federal income tax return lapsed in September 2007.

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
Note 8 – Dispositions, Exit Activities, and Related matters
As previously disclosed, the Company determined in May 2007 to cease domestic activities of Marisa Christina. Operating activities related to fulfilling Marisa Christina commitments are expected to continue into December 2007. Both Marisa Christina and David Brooks were acquired as part of the expansion of the women’s better market strategy by former management.
Marisa Christina Exit Costs
During the three months ended June 30, 2007, the following summarizes the exit costs associated with Marisa Christina recognized by the Company:

Three Months Ended
(In thousands)	June 30, 2007
Personnel reductions	$212
Vendor settlements	696

End of period	$908

A reconciliation of the beginning and ending liability balances for exit costs included in the liabilities section of the unaudited condensed consolidated balance sheet for the three months ended June 30, 2007 is shown below:

	Three Months Ended June 30, 2007
	Personnel	Vendor
(In thousands)	Reductions	Settlements	Total
Beginning of period	$—	$—	$—
Costs charged to expense	212	696	908
Costs paid or settled	(67)	(87)	(154)

End of period	$145	$609	$754

Vendor settlement costs and personnel reductions are charged to “Cost of goods sold” and “Selling, general, and administrative expenses,” respectively, on the unaudited condensed consolidated statements of operations.
Personnel Reductions
During the three months ended June 30, 2007, the Company recognized a charge of $0.2 million for a reduction in personnel related to exiting the domestic operations of Marisa Christina, which represents approximately 12 employees primarily located in the New York metropolitan region.
Vendor Settlements
During the three months ended June 30, 2007, the Company recognized $0.7 million of vendor settlement expenses. These costs are related to settlements with vendors of previously issued Marisa Christina purchase orders.
Disposition of David Brooks Assets and Assignment of Certain Marisa Christina Rights
On November 2, 2007, the Company sold inventory, trade name, certain other assets and assigned certain obligations of its David Brooks division for approximately $5.7 million in cash. On the same day, the Company assigned world wide rights, excluding Japan, to the Marisa Christina trademarks as well as other rights for $0.2 million. These transactions facilitated Hampshire’s exit of these under performing businesses.

Note 9 – Subsequent Events
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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2006 under Item 1A — Risk Factors, and include the following risk factors:
•	Decreases in business from or the loss of any one of our key customers;

•	Financial instability experienced by our customers;

•	Loss or inability to renew certain licenses;

•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;

•	Use of foreign suppliers for raw materials and manufacture of our products;

•	Failure of our manufacturers to use acceptable ethical business practices;

•	Failure to deliver quality products in a timely manner;

•	Problems with our distribution system and our ability to deliver products;

•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;

•	Chargebacks and margin support payments;

•	Failure, inadequacy, interruption, or security lapse of our information technology;

•	Failure to compete successfully in a highly competitive and fragmented industry;

•	Challenges integrating the Shane Hunter business or any other businesses we may acquire;

•	An ongoing dispute with our former Chief Executive Officer and Chairman;

•	Ownership of a significant portion of our common stock by our former Chief Executive Officer and Chairman could determine the outcome of matters presented to stockholders for approval;

•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;

•	Future defaults under our credit facility;

•	Loss of certain key personnel which could negatively impact our ability to manage our business;

•	Material weaknesses in our internal control over financial reporting;

•	Investigations by the SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”); and

•	Potential future restatements of our prior financial statements.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

OVERVIEW
We are engaged in the apparel business through three wholly owned subsidiaries: Hampshire Designers, which primarily designs and sells women’s and men’s sweaters; Item-Eyes, which designs and sells a broad line of women’s woven and knit related separates; and Shane Hunter, which designs and sells apparel to mass merchant retailers.
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, and mass merchant retailers. Customers in the United States represented more than 99% of revenues in each of the last three fiscal years. Sales outside of the United States were principally to a customer in Canada.
We believe that our Company, through Hampshire Designers and our other subsidiaries, is one of the largest designers and marketers of sweaters for women and men in North America. We sell apparel throughout the year, but over 65% of our annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix. Unseasonable weather, particularly warm weather in the autumn and winter, can have a disproportionately negative impact on our margins as sales of sweaters by our customers may require discounts or allowances. We diversified our product line with the purchase of Item-Eyes in 2000 and Shane Hunter in 2006.
Our primary strength is our ability to design, develop, source, and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities which permit us to deliver quality merchandise at a competitive price to our customers.
Our subsidiaries source the manufacture of their products through manufacturers primarily located in Southeast Asia. Our products are subject to increased prices for the products we source, but we have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers primarily using letters of credit in U.S. dollars, a method we expect to continue to employ in the future.
With our dependence on international sources, the failure of any of these manufacturers to ship products in a timely manner, failure of the manufacturers to meet required quality standards, or delays in the shipments including clearing U.S. Customs could cause us to miss delivery dates to customers. The failure to make timely deliveries of quality products could result in customers either canceling the orders or demanding reduced prices for late delivery. Currency fluctuations could also expose us to higher costs.
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
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, we filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated our financial statements for the fiscal years ended December 31, 2005, 2004, and 2003. The total adjustments to net income as a result of the findings were approximately $(1.4) million or $(0.17) per basic and $(0.16) per diluted share, $(2.4) million or $(0.30) per basic and $(0.29) per diluted share, and $(1.9) million or $(0.21) per basic and $(0.20) per diluted share for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and $(2.0) million to earnings prior to 2003.
We also amended our Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate our financial statements for the periods covered therein.

The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. We are cooperating with the investigations of the SEC and U.S. Attorney’s Office. Fees and expenses since inception of the Audit Committee Investigation and related matters were approximately $10.6 million through August 31, 2007, with $6.2 million of the total incurred in 2006. These expenses include, but are not limited to, costs of the internal investigation, restatement related costs, assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and an arbitration commenced against the Company by Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and a current Director of the Company, and are reflected in “Investigation, restatement, and related expenses” on the unaudited condensed consolidated statements of operations. (See Results of Operations.)
We expect to incur additional costs to make current our SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. We cannot predict the total cost but believe that future costs may be material.
Legal and Compliance Matters
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Roger Clark, the former Principal Accounting Officer and Vice President, and Directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Charles Clayton, the former Chief Financial Officer, Treasurer, and Senior Vice President as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants’ motions and dismissed the suit. No appeal was taken. On May 23, 2007, the Plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days.  The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty, and disgorgement of bonuses and net gain on stock sales pursuant to the Sarbanes-Oxley Act. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims. At Mr. Kuttner’s request and due to the ongoing discussions regarding the Company’s and Mr. Kuttner’s respective claims, the parties agreed to adjourn the arbitration proceedings until January 2008.
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
In October 2007, the Company received notice from the IRS that it completed its examination of the Company’s 2004 and 2005 tax returns. The settlement amount related to the examination was approximately $0.3 million, including interest. The statute of limitations for assessments with respect to the Company’s 2002 federal tax return lapsed in June 2007, and the related net tax benefits of $1.4 million were recognized in the second quarter of 2007. In addition, the statute of limitations for assessments with respect to the Company’s 2003 federal tax return lapsed in September 2007.

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
On August 9, 2007, we met the 2006 rescheduled quarterly reporting requirements and filed Forms 10-Q for the quarters ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006. On September 14, 2007, we met the 2006 rescheduled annual reporting requirements and filed Form 10-K for the period ended December 31, 2006. On October 30, 2007, we met a 2007 rescheduled quarterly reporting requirement and filed Form 10-Q for the period ended March 31, 2007. The remaining 2007 rescheduled reporting requirements are as follows:

Report For Period Ended	Extended Delivery Date
June 30, 2007	November 19, 2007
September 29, 2007	December 10, 2007
The date listed in the “Report For Period Ended” column corresponds with quarter end filing dates for SEC Form 10-Q, which we intend to file concurrently with the rescheduled report.

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
Acquisitions, Dispositions, Exit Activities, and Related Matters
Acquisitions
On October 3, 2005, we acquired certain assets of the David Brooks business as part of the expansion of the women’s better market strategy of former management. The assets purchased, consisting primarily of inventory and trade name, were acquired for $2.5 million in cash. Under the terms of the purchase agreement, we will make additional payments to the seller through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The business is located in Brockton, Massachusetts with sales offices and showrooms in several major U.S. cities.
On January 5, 2006, we purchased substantially all of the assets and assumed a majority of the liabilities and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $2.0 million. Shane Hunter is based in San Francisco, with an office in Los Angeles, California, and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents.
On May 20, 2006, we acquired Marisa Christina, Incorporated (“Marisa Christina”) as part of the expansion of the women’s better market strategy of former management, after which time it continued to operate as a wholly-owned subsidiary of Hampshire. Upon completion of the acquisition, each outstanding share of Marisa Christina common stock was converted into the right to receive $0.65 per share less a pro rata portion of the transaction costs incurred by Marisa Christina, representing an aggregate purchase price of approximately $4.8 million. We determined Marisa Christina had a net asset value of $6.6 million, which included $4.1 million of cash acquired. Therefore, pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations,” we recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price.

Exit Activities
As previously disclosed, the Company determined in May 2007 to cease domestic activities of Marisa Christina. Operating activities related to fulfilling Marisa Christina commitments are expected to continue into December 2007. Both Marisa Christina and David Brooks were acquired as part of the expansion of its women’s better market strategy of former management. These transactions permit Hampshire to exit these under performing businesses.
Marisa Christina Exit Costs
During the three months ended June 30, 2007, the following summarizes the exit costs associated with Marisa Christina recognized by the Company:

Three months ended
(In thousands)	June 30, 2007
Personnel reductions	$212
Vendor settlements	696

End of period	$908

A reconciliation of the beginning and ending liability balances for exit costs included in the liabilities section of the unaudited condensed consolidated balance sheet for the three months ended June 30, 2007 is shown below:

	Three Months Ended June 30, 2007
	Personnel	Vendor
(In thousands)	Reductions	Settlements	Total
Beginning of period	$—	$—	$—
Costs charged to expense	212	696	908
Costs paid or settled	(67)	(87)	(154)

End of period	$145	$609	$754

Vendor settlement costs and personnel reductions are charged to “Cost of goods sold” and “Selling, general, and administrative expenses,” respectively, on the unaudited condensed consolidated statements of operations.
Personnel Reductions
During the three months ended June 30, 2007, the Company recognized a charge of $0.2 million for a reduction in personnel related to exiting the domestic operations of Marisa Christina, which represents approximately 12 employees primarily located in the New York metropolitan region.
Vendor Settlements
During the three months ended June 30, 2007, the Company recognized $0.7 million of vendor settlement expenses. These costs are related to settlements with vendors of previously issued Marisa Christina purchase orders.
Dispositions
On November 2, 2007, we sold inventory, trade name, certain other assets and assigned certain obligations of its David Brooks division for approximately $5.7 million in cash. On the same date, the Company assigned world wide rights, excluding Japan, to the Marisa Christina trademarks as well as other rights for $0.2 million. These transactions facilitated our exit of these under performing businesses. The Company previously announced that it had determined in May 2007 to cease domestic activities of Marisa Christina.
David Brooks’ and Marisa Christina’s total net sales, SG&A expenses, and operating losses for fiscal year 2006 were $18.0 million, $8.5 million, and $1.3 million, respectively.  For the six months ended June 30, 2007, their total net sales, SG&A expenses, and operating losses were $7.8 million, $4.6 million, and $2.9 million, respectively.

RESULTS OF OPERATIONS
Quarterly Comparison – Three Months Ended June 30, 2007 and July 1, 2006
Net Sales
Net sales were approximately equal at $49.4 million for both the second fiscal quarter of 2007 and 2006. A modest increase in volume (0.1%) was partially offset by a decrease in average price (0.2%) in the current quarter as compared with the same period of the prior year.
Investigation, Restatement, and Related Expenses
Investigation, restatement, and related expenses (“IRR”) were approximately $1.7 million in the quarter ended June 30, 2007 as compared with $0.4 million for the same period last year. Prior period IRR expenses were significantly lower than current period IRR expenses because the investigation commenced in June 2006. We expect to incur significant additional costs, consisting primarily of professional fees, in 2007 to become current with SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration, and related matters.
Income Taxes
Due to the operating losses, we had an income tax benefit for the three months ended June 30, 2007 of $3.9 million compared with $3.4 million for the same period last year. The statute of limitations with respect to the Company’s 2002 federal tax return lapsed in June 2007, and the related net tax benefits of $1.4 million were recognized in the quarter then ended. Excluding the $1.4 million benefit recognized, the effective income tax rate was 40.3% for the three months ended June 30, 2007, compared with 60.4% for the same period last year. The higher effective tax rate in the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement.
Extraordinary Income
In the quarter ended July 1, 2006, an extraordinary gain related to the acquisition of Marisa Christina was recorded in accordance and as required by accounting principles generally accepted in the United States of America (“GAAP”). The Company determined an overall asset value for Marisa Christina of $6.6 million, which exceeded the purchase price of $4.8 million and resulted in extraordinary gain from the acquisition in the amount of $1.8 million. See Note 8 – Dispositions, Exit Activities, and Related Matters to the Consolidated Financial Statements and Acquisitions, Dispositions, and Related Matters above.
Year-to-Date Comparison – Six Months Ended June 30, 2007 and July 1, 2006
Net Sales
Net sales decreased 14.3% to $100.2 million compared with $116.9 million for the same period last year. The $16.7 million decline was primarily the result of shipping approximately 238,000 dozen fewer units or a decrease in volume of 19.0% during the six months ended June 30, 2007, compared with the same period last year. A majority of the volume variance occurred in first quarter of 2007 as compared with the same period in the prior year:
•	Net sales of Shane Hunter, our mass merchant division, declined by approximately $10.9 million in the first quarter of 2007 as compared with the same period in the prior year. Over 30% of Shane Hunter’s annual net sales occurred during the first quarter of 2006. The majority of the decline over the prior period was attributed to lower shipments to one customer.

•	Net sales of Item-Eyes, our women’s related separates division, declined by approximately $8.9 million in the first quarter of 2007 as compared with the same period in the prior year. A decrease in shipments to several customers primarily for private label products accounted for a majority of the reduction. The balance of the decrease in net sales was primarily the result of a decline in off price sales to discounters during the current quarter as compared with the same period in the prior period.
Offsetting the volume reduction in net sales was a 5.8% increase in the average selling price in the current period as compared with the prior period.
We do not know whether the sales declines in the Shane Hunter and Item-Eyes will be as significant for the 2007 fiscal year as they were in the first six months of 2007. We expect a decline in David Brooks’ and Marisa Christina’s 2007 net sales as compared to 2006 net sales as we exited from the specialty store distribution channel during 2007.

Gross Profit
Gross profit for the six months ended June 30, 2007 was $25.0 million compared with $26.9 million for the same period last year, a decrease of $1.9 million or 7.1%. As a percentage of net sales, gross profit percentage was 25.0% for the six-month period of 2007 compared with 23.3% for the same period last year.
The decline in gross profit was less than the decline in net sales primarily due to the mix of product shipped in the current period. Item-Eyes, in particular, reflected better margins in 2007 as its gross profit increased even though net sales declined $9.3 million from the prior year. This was attributable to reductions in costs and planned changes in the mix of product, which also included a reduction in low margin off price shipments to discounters.
We do not know whether the 2007 gross profit will continue to exceed 2006 gross profit as a percentage of net sales, but we expect Marisa Christina’s and David Brooks’ gross profit to decline as compared with the prior year due to the decision to exit the specialty store distribution channel during 2007.
Selling, General, and Administrative Expenses
SG&A expenses were $35.4 million versus $34.3 million for the same period last year. The decline in SG&A from the prior period primarily reflects a decline in costs in the private label business division corresponding to the decline in net sales. We expect a decline in David Brooks’ and Marisa Christina’s 2007 SG&A as compared to 2006 as we exited from the specialty store distribution channel during 2007.
Investigation, Restatement, and Related Expenses
Investigation, restatement, and related expenses were approximately $3.8 million and $0.4 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Prior period IRR expenses were significantly lower than current period IRR expenses because the investigation commenced in June 2006. We expect to incur significant additional costs, consisting primarily of professional fees, in 2007 to become current with SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration, and related matters.
Income Taxes
We recorded an income tax benefit of $6.5 million compared with $4.0 million for the same period last year. The statute of limitations with respect to the Company’s 2002 federal tax return lapsed in June 2007, and the related net tax benefits of $1.4 million were recognized in the quarter then ended. Excluding the $1.4 million benefit recognized, the effective income tax rate was 40.5% for the three months ended June 30, 2007, compared with 60.4% for the same period last year. The higher effective tax rate in the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement.
Extraordinary Income
In the six months ended July 1, 2006, an extraordinary gain related to the acquisition of Marisa Christina was recorded in accordance and as required by GAAP. The Company determined an overall asset value for Marisa Christina of $6.6 million, which exceeded the purchase price of $4.8 million and resulted in extraordinary gain from the acquisition in the amount of $1.8 million. See Note 8 – Dispositions, Exit Activities, and Related Matters to the Consolidated Financial Statements and Acquisitions, Dispositions, and Related Matters above.

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
Net cash used by operating activities was $31.6 million for the six months ended June 30, 2007 as compared with $31.2 million for the same period last year. The change was primarily the result of a larger net loss somewhat offset by less cash used by operating assets and liabilities in the current period as compared with the prior period.
Net cash used in investing activities was $0.8 million for the six months ended June 30, 2007 as compared with $1.8 million for the same period last year. Cash used for the acquisitions of Shane Hunter and Marisa Christina was the primary reason cash used in investing activities was higher in the prior period.
Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2007 compared with $13.2 million used in financing activities for the same period last year. The change in cash used from the prior period was primarily due to $12.8 million paid in the prior period for advances from a lender that factored trade receivables assumed as part of the Shane Hunter acquisition in January 2006.
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
Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at our option, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At June 30, 2007, we had no outstanding borrowings, and $72.7 million outstanding under letters of credit and no cash deposited in a pledged account. At June 30, 2007, we had availability under the Revolving Credit Facility for borrowing of approximately $10.2 million.
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
The Revolving Credit Facility contains an aggregate limit of $10.0 million on the repurchase of our common stock. As of June 30, 2007, we had repurchased a net amount of $8.4 million of our common stock. In addition, on April 26, 2006, the Board approved the repurchase of up to 1.0 million shares of our outstanding stock. Repurchases of shares of common stock were suspended upon the commencement of the Audit Committee Investigation.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards Board (“FASB”) Interpretation No. 48
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. We recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statement of operations.
As a result of the implementation of FIN 48, the Company recognized an increase of $4.7 million in the liability for unrecognized tax benefits, which was accounted for as a $1.3 million decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $8.7 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.6 million. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $3.1 million. As of June 30, 2007, the Company’s consolidated balance sheet reflects a liability for unrecognized tax benefits of $6.8 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $4.1 million. Accrued interest and penalties included in the consolidated balance sheet was $2.9 million as of June 30, 2007.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.9 million, including interest and penalties of approximately $0.8 million, due to the settlement of certain issues expected to be resolved prior to June 30, 2008.
The statute of limitations for U.S. federal income tax returns has lapsed for periods 2002 and prior. With limited exceptions, the statute of limitations for state income tax returns has lapsed for periods 2001 and prior.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of FAS No. 157 on our financial statements, but do not expect it to have a material impact on the financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS No. 159”), which is effective January 1, 2008. FAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We are currently evaluating the impact of FAS No. 159 on our financial statements, but do not expect it to have a material impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. We are also exposed to market risk due to increased costs of our products. During the first six months of fiscal year 2007, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on September 14, 2007, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Revolving Credit Facility) would have had no effect in the six months ended June 30, 2007 and July 1, 2006 due to the fact that there were no short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that were in place, as of June 30, 2007. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of one of the material weaknesses that management identified in our internal controls over financial reporting as of December 31, 2006, which was not remediated as of June 30, 2007, our disclosure controls and procedures were effective at a reasonable level as of June 30, 2007.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.
In connection with the evaluation described above, the Company’s management identified a material weakness as of December 31, 2006, which was not remediated as of June 30, 2007, as follows:
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
Changes in Internal Control Over Financial Reporting
There were changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as outlined in “Remediation of Material Weaknesses in Internal Controls Over Financial Reporting.”.
Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
During the quarter ended June 30, 2007, the Company was actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management:
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

Subsequent to June 30, 2007, the Company has been actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of June 30, 2007. These remediation efforts, outlined below, are specifically designed to address the material weakness identified by the Company’s management:
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
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to June 30, 2007 will continue to be performed in the future to ensure these matters are remediated.

PART II–OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
Apr. 1 – Apr. 30, 2007	—	$—	—
May 1 – May 31, 2007	—	—	—
June 1 – June 30, 2007	—	—	—

Total	—	$—	—	1,036,490

Repurchases may be made for the repurchase of up to 400,000 and 1,000,000 shares of common stock under plans announced on March 17, 2005 and April 26, 2006, respectively. The plans do not have an expiration date. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.
Item 3. Defaults Upon Senior Securities.
During the second quarter of 2007 covered by this report, there were no defaults upon the Company’s senior securities. For a discussion of certain waivers and amendments to the credit facility see Notes 4 and 9 of Part I, Item 1, entitled Revolving Credit Facility and Subsequent Events, respectively, and Part I, Item II, entitled Revolving Credit Facility Extension, Rescheduled Credit Facility Reporting Requirements, and New Facility Lease and Related Credit Facility Amendment.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:
10.01 Employment Agreement, dated as of April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 5, 2007).
10.02 Employment Agreement, dated as of April 3, 2007, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 5, 2007).
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

Hampshire Group, Limited

Date: November 15, 2007	By:	/s/ Michael S. Culang

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