Form 10-Q
period 2007-09-29
HAMPSHIRE GROUP LTD
filed 2007-12-07
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0967107 (I.R.S. Employer Identification No.)

1924 Pearman Dairy Road, Anderson, South Carolina (Address of principal executive offices)	29625-1303 (Zip Code)
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of November 30, 2007: 7,859,505

EXPLANATORY NOTE
We were not able to file our Form 10-Q for the quarter ended September 29, 2007 in a timely manner due to delays in making prior period filings pending the completion by the Audit Committee of the Board of Directors (“Audit Committee”) of an investigation (“Audit Committee Investigation”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of Hampshire Group, Limited’s management. The findings of the Audit Committee Investigation resulted in, among other things, the termination of the employment of certain former members of management. On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, the Company filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005 to, among other things, restate its consolidated financial statements for the three years then ended. On August 9, 2007, the Company filed Amendment No. 2 to its Form 10-Q for the fiscal quarter ended April 1, 2006 and also filed Forms 10-Q for the fiscal quarters ended July 1, 2006 and September 30, 2006. On September 14, 2007, the Company filed its Form 10-K (“2006 Annual Report”) for the fiscal year ended December 31, 2006. On October 30, 2007, the Company filed its Form 10-Q for the fiscal quarter ended March 31, 2007. On November 15, 2007, the Company filed its Form 10-Q for the fiscal quarter ended June 30, 2007. For additional information on the restatement and other adjustments and reclassifications, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters in the Company’s 2006 Annual Report.

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 29, 2007
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
 ii

PART I—FINANICIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	September 29, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$—	$70,210
Accounts receivable, net	73,745	33,456
Other receivables	5,938	2,442
Inventories, net	70,759	22,139
Deferred tax assets	10,512	7,586
Other current assets	1,704	5,217

Total current assets	162,658	141,050
Fixed assets, net	2,611	1,964
Goodwill	8,392	8,392
Intangible assets, net	2,045	2,190
Other assets	2,876	2,309

Total assets	$178,582	$155,905

Current liabilities:
Current portion of long-term debt	$50	$49
Borrowings under credit facility	22,980	—
Accounts payable	25,642	16,826
Accrued expenses and other liabilities	18,169	30,916

Total current liabilities	66,841	47,791

Long-term debt less current portion	43	12
Other long term liabilities	7,072	525

Total liabilities	73,956	48,328

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at September 29, 2007 and December 31, 2006	824	824
Additional paid-in capital	35,977	35,747
Retained earnings	76,271	79,452
Treasury stock, 384,279 shares at cost at September 29, 2007 and December 31, 2006	(8,446)	(8,446)

Total stockholders’ equity	104,626	107,577

Total liabilities and stockholders’ equity	$178,582	$155,905

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net sales	$103,584	$112,622	$203,820	$229,551
Cost of goods sold	77,294	82,610	152,499	172,607

Gross profit	26,290	30,012	51,321	56,944
Selling, general, and administrative expenses	19,799	21,124	55,187	55,425
Investigation, restatement, and related expenses	1,082	4,046	4,929	4,467

Income (loss) from operations	5,409	4,842	(8,795)	(2,948)
Other income (expense):
Interest income	116	80	1,592	1,110
Interest expense	(80)	(74)	(100)	(101)
Other, net	(213)	(5)	(33)	177

Income (loss) before income taxes and extraordinary item	5,232	4,843	(7,336)	(1,762)
Provision (benefit) for income taxes	1,133	2,927	(5,414)	(1,065)

Income (loss) before extraordinary item	4,099	1,916	(1,922)	(697)
Extraordinary item — gain on acquisition	—	—	—	1,800

Net income (loss)	$4,099	$1,916	$(1,922)	$1,103

Income (loss) per share before extraordinary item:
Basic	$0.52	$0.24	$(0.24)	$(0.09)

Diluted	$0.52	$0.24	$(0.24)	$(0.09)

Income per share from extraordinary item:
Basic	$—	$—	$—	$0.23

Diluted	$—	$—	$—	$0.23

Net income (loss) per share:
Basic	$0.52	$0.24	$(0.24)	$0.14

Diluted	$0.52	$0.24	$(0.24)	$0.14

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,860	7,849	7,860	7,857

Diluted weighted average number of common shares outstanding	7,860	7,856	7,860	7,864

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2006	8,243,784	$824	$35,747	$79,452	384,279	$(8,446)	$107,577
FIN 48 cumulative effect of change in accounting (Note 7)	—	—	—	(1,259)	—	—	(1,259)
Net loss	—	—	—	(1,922)	—	—	(1,922)
Tax benefits from share-based payment arrangements	—	—	230	—	—	—	230

Balance at September 29, 2007	8,243,784	$824	$35,977	$76,271	384,279	$(8,446)	$104,626

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(1,922)	$1,103
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary gain on acquisition	—	(1,800)
Depreciation and amortization	1,057	1,042
Loss (gain) on disposition of fixed assets	(57)	10
Deferred income tax (benefit) provision, net	(614)	633
Deferred compensation expense, net	—	753
Excess tax benefits from share-based arrangements	(230)	(214)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(42,883)	(42,190)
Inventories, net	(48,620)	(31,699)
Other assets	3,244	(1,824)
Liabilities	(1,925)	5,475

Net cash provided by (used in) operating activities	(91,950)	(68,711)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	—	10,395
Purchases of short-term investments	—	(341)
Purchase of securities for deferred compensation	—	(657)
Cash used for business acquisitions, net of cash acquired	—	(2,768)
Intangible asset acquired	(237)	—
Capital expenditures	(1,309)	(535)
Proceeds from the sale of fixed assets	129	22

Net cash provided by (used in) investing activities	(1,417)	6,116

Cash flows from financing activities:
Proceeds from credit facility	28,240	20,800
Repayments of credit facility	(5,260)	(10,400)
Advances repaid to factor	—	(12,775)
Purchase of treasury stock, net	—	(593)
Repayment of long-term debt	(53)	(34)
Excess tax benefits from share-based arrangements	230	214
Proceeds from issuance of stock under Company stock plans	—	20

Net cash provided by (used in) financing activities	23,157	(2,768)

Net decrease in cash and cash equivalents	(70,210)	(65,363)
Cash and cash equivalents at beginning of period	70,210	65,791

Cash and cash equivalents at end of period	$—	$428

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
Exit Costs
The Company applies the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS No. 146”). FAS No. 146 addresses financial accounting for costs associated with exit or disposal activities. FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, “Elements of Financial Statements,” is incurred. (See Note 8 — Dispositions, Exit Activities, and Related Matters.)
Intangible Assets
In October 2005, the Company acquired certain assets of the David Brooks business. Under terms of the purchase agreement, the Company agreed to make periodic payments based on a percentage of net sales related to the trade name of David Brooks® over a three year period. In the nine months ended September 29, 2007, an additional $0.2 million was capitalized based on a percentage of net sales related to the trade name. (See Note 8 — Dispositions, Exit Activities, and Related Matters.)
Stock Options
The Company did not record any expense related to equity awards, as no stock-based compensation was awarded during the quarter and nine months ended September 29, 2007 or for the years ended December 31, 2006, 2005, and 2004. No stock options or other equity based compensation were exercised during the quarter and nine months ended September 29, 2007 or were outstanding at September 29, 2007.
Recent Accounting Standards
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on the Company’s financial statements, but does not expect it to have a material impact on its financial statements.
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
Presentation of Prior Years Data
Certain reclassifications have been made in the prior periods to conform to the current period presentation.

Note 2 — Inventories
Inventories at September 29, 2007 and December 31, 2006 consisted of the following:

(In thousands)	September 29, 2007	December 31, 2006
Finished goods	$81,349	$25,366
Work-in-process	347	225
Raw materials and supplies	535	984

Total cost	82,231	26,575
Less: reserves	(11,472)	(4,436)

Inventories, net	$70,759	$22,139

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
During the quarter and nine months ended September 29, 2007, the Company incurred $1.1 million and $4.9 million, respectively, in fees and expenses related to the Audit Committee Investigation, which are reflected in “Investigation, restatement, and related expenses” on the unaudited condensed consolidated statements of operations. These expenses include but are not limited to costs of the internal investigation, restatement related costs, assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, and an arbitration commenced against the Company by Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and a current Director of the Company. During the quarter and nine months ended September 30, 2006, the Company incurred $4.0 million and $4.5 million, respectively, in Investigation, restatement, and related expenses.
Fees and expenses since inception of the Audit Committee Investigation were approximately $11.1 million through September 29, 2007, with $6.2 million of the total incurred in 2006. The Company expects to incur additional costs to make current its SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office and related matters. The Company cannot predict the total cost but believes that future costs may be material.

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
The loan is collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries. At September 29, 2007, outstanding borrowings were $23.0 million with approximately $33.5 million outstanding under letters of credit. Borrowing availability was approximately $43.5 million at September 29, 2007.
The term of the Revolving Credit Facility, which was to mature on April 30, 2007, was extended to December 31, 2007. As of March 31, 2007, the Company entered into Amendment No. 5 and Waiver to Credit Agreement (the “Amendment”) with respect to its Revolving Credit Facility, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (the “Banks”). Pursuant to the Amendment, the Banks and the Company agreed, in consideration for $25,000 and the payment of the Agent’s legal fees and expenses, to, among other things, extend the Revolving Credit Facility to December 31, 2007. The Company is currently in negotiations with its lenders regarding the renewal of the Revolving Credit Facility.
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
On August 9, 2007, the Company met the 2006 rescheduled quarterly reporting requirements and filed Forms 10-Q for the quarters ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006. On September 14, 2007, the Company met the 2006 rescheduled annual reporting requirement and filed a Form 10-K for the period ended December 31, 2006. On October 30, 2007 and November 15, 2007, the Company met rescheduled quarterly reporting requirements and filed Forms 10-Q for the periods ended March 31, 2007 and June 30, 2007, respectively.
The remaining rescheduled quarterly reporting requirement was for the period ended September 29, 2007 and had an extended delivery date of December 10, 2007. The quarterly reporting requirement corresponded with the filing date for this Form 10-Q that includes these unaudited condensed consolidated financial statements, which is being filed concurrently with the delivery of the rescheduled report.

Note 5 — Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income or loss) and the denominator (shares) for the computation of basic and diluted earnings per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended September 29, 2007:
Basic net income	$4,099	7,860	$0.52
Effect of dilutive securities:
Stock options	—	—	—

Diluted net income	$4,099	7,860	$0.52

Three months ended September 30, 2006:
Basic net income	$1,916	7,849	$0.24
Effect of dilutive securities:
Stock options	—	7	—

Diluted net income	$1,916	7,856	$0.24

Nine months ended September 29, 2007:
Basic net loss	$(1,922)	7,860	$(0.24)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss	$(1,922)	7,860	$(0.24)

Nine months ended September 30, 2006:
Loss before extraordinary item	$(697)	7,857	$(0.09)
Extraordinary item — gain on acquisition	1,800	—	0.23

Basic net income	1,103	7,857	0.14
Effect of dilutive securities:
Stock options	—	7	—

Diluted net income	$1,103	7,864	$0.14

There were no stock options outstanding during the three and nine month periods ended September 29, 2007.
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

On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July 2007 when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty, and disgorgement of bonuses and net gain on stock sales pursuant to the Sarbanes-Oxley Act. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims. At Mr. Kuttner’s request and due to the ongoing discussions regarding the Company’s and Mr. Kuttner’s respective claims, the parties agreed to adjourn the arbitration proceedings until January 2008.
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at September 29, 2007 for such unresolved matters.
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

As a result of the implementation of FIN 48, the Company recognized an increase of $4.7 million in the liability for unrecognized tax benefits, which was accounted for as a $1.3 million decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $8.7 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.6 million. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $3.1 million. As of September 29, 2007, the Company’s consolidated balance sheet reflects a liability for unrecognized tax benefits of $5.4 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.8 million. Accrued interest and penalties included in the consolidated balance sheet was $2.6 million as of September 29, 2007. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.1 million, including interest and penalties of approximately $0.6 million, due to the settlement of certain issues or the lapsing of statutes within twelve months from September 29, 2007.
The statute of limitations with respect to the Company’s 2002 federal income tax return lapsed in June 2007, and the related net tax benefits of $1.4 million, including interest of $0.3 million net of tax benefits, were recognized in the quarter then ended. In addition, the statute of limitations with respect to the Company’s 2003 federal income tax return lapsed in September 2007 and the related net tax benefits of $1.3 million, including interest of $0.3 million net of tax benefits, were recognized in the quarter then ended. With limited exceptions, the statute of limitations for state income tax returns has lapsed for periods 2001 and prior.
Other Tax Matters
In February 2007, the Company entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve certain income nexus tax liabilities. The total amount of these settlements was approximately $0.8 million, including interest.
In August 2007, the Company was informed by a state taxing authority that it was going to audit payroll withholding taxes of one of the Company’s subsidiaries for the years 2004 and 2005.
In October 2007, the Company received notice from the Internal Revenue Service that it had completed its examination of the Company’s 2004 and 2005 tax returns. The settlement amount related to the examination was approximately $0.3 million, including interest.
Note 8 — Dispositions, Exit Activities, and Related Matters
Sale of David Brooks Assets and Certain Marisa Christina Rights
On November 2, 2007, the Company sold the trade name, inventory, certain other assets, and assigned certain obligations of its David Brooks division for approximately $5.6 million in cash. The buyer assumed Hampshire’s obligation to make payments through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The Company estimates that it will incur a loss of approximately $0.7 million on the sale of David Brooks, which includes approximately $0.2 million of personnel severance costs. On the same day, the Company sold the world wide rights, excluding Japan, to the Marisa Christina trademarks as well as other rights for $0.2 million, which the Company estimates will be recognized as a gain. In connection with these transactions, Hampshire entered into a consent and waiver to the Revolving Credit Facility pursuant to which the Banks agreed to waive compliance with the terms of the Revolving Credit Facility to the extent that such terms would prohibit these transactions.

It was previously disclosed that the Company determined in May 2007 to cease domestic activities of Marisa Christina. Operating activities related to fulfilling Marisa Christina commitments are expected to continue into December 2007.
Marisa Christina Exit Costs
During the three and nine month periods ended September 29, 2007, the following summarizes the exit costs associated with Marisa Christina recognized by the Company:

	Three Months Ended	Nine Months Ended
(In thousands)	September 29, 2007	September 29, 2007
Personnel reductions	$—	$212
Vendor settlements	—	696

End of period	$—	$908

A reconciliation of the beginning and ending liability balances for exit costs included in the liabilities section of the unaudited condensed consolidated balance sheet for the three and nine month periods ended September 29, 2007 is shown as follows:

	Three Months Ended September 29, 2007
	Personnel	Vendor
(In thousands)	Reductions	Settlements	Total
Beginning of period	$145	$609	$754
Costs charged to expense	—	—	—
Costs paid or settled	(145)	(435)	(580)

End of period	$—	$174	$174

	Nine Months Ended September 29, 2007
	Personnel	Vendor
(In thousands)	Reductions	Settlements	Total
Beginning of period	$—	$—	$—
Costs charged to expense	212	696	908
Costs paid or settled	(212)	(522)	(734)

End of period	$—	$174	$174

Vendor settlement costs and personnel reductions are charged to “Cost of goods sold” and “Selling, general, and administrative expenses,” respectively, on the unaudited condensed consolidated statements of operations.
Personnel Reductions
There were no charges recognized during the three months ended September 29, 2007. During the nine months ended September 29, 2007, the Company recognized charges of $0.2 million for a reduction in personnel related to exiting the domestic operations of Marisa Christina, which represents approximately 12 employees primarily located in the New York metropolitan region.
Vendor Settlements
There were no charges recognized during the three months ended September 29, 2007. During the nine months ended September 29, 2007, the Company recognized $0.7 million of vendor settlement expenses. These costs are related to settlements with vendors of previously issued Marisa Christina purchase orders.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, as amended. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2006 under Item 1A — Risk Factors, and include the following risk factors:
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
AUDIT COMMITTEE INVESTIGATION AND RELATED MATTERS
During June 2006, we announced that the Audit Committee of our Board of Directors (“Board”) commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies and financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s management, whose employment was subsequently terminated.
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, we filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated our financial statements for the fiscal years ended December 31, 2005, 2004, and 2003. The total adjustments to net income as a result of the findings were approximately $(1.4) million or $(0.17) per basic and $(0.16) per diluted share, $(2.4) million or $(0.30) per basic and $(0.29) per diluted share, and $(1.9) million or $(0.21) per basic and $(0.20) per diluted share for the fiscal years ended December 31, 2005, 2004, and 2003, respectively, and $(2.0) million to earnings prior to 2003.
We also amended our Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate our financial statements for the periods covered therein.

The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. We are cooperating with the investigations of the SEC and U.S. Attorney’s Office. Fees and expenses since inception of the Audit Committee Investigation and related matters were approximately $11.1 million through September 29, 2007, with $6.2 million of the total incurred in 2006. These expenses include, but are not limited to, costs of the internal investigation, restatement related costs, assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and an arbitration commenced against the Company by Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and a current Director of the Company, and are reflected in “Investigation, restatement, and related expenses” on the unaudited condensed consolidated statements of operations. (See Results of Operations.)
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
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in July 2007 when Mr. Kuttner filed an amended statement of claim. The Company intends to contest vigorously Mr. Kuttner’s claim. In addition, the Company is currently evaluating claims it may have against Mr. Kuttner, including claims for misappropriation, breach of the duty of loyalty, and disgorgement of bonuses and net gain on stock sales pursuant to the Sarbanes-Oxley Act. In his amended claim, Mr. Kuttner seeks a declaratory judgment that he is not liable to the Company for such claims. At Mr. Kuttner’s request and due to the ongoing discussions regarding the Company’s and Mr. Kuttner’s respective claims, the parties agreed to adjourn the arbitration proceedings until January 2008.
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
In August 2007, we were informed by a state taxing authority that it was going to audit payroll withholding taxes of one of our subsidiaries for the years 2004 and 2005.
In October 2007, the Company received notice from the Internal Revenue Service that it completed its examination of the Company’s 2004 and 2005 tax returns. The settlement amount related to the examination was approximately $0.3 million, including interest.

The statute of limitations for U.S. federal income tax returns has lapsed for periods 2003 and prior. With limited exceptions, the statute of limitations for state income tax returns has lapsed for periods 2001 and prior.
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
While the Company can provide no assurances, management believes that it will be able to renew the Revolving Credit Facility on comparable terms and that the borrowings available to it, under the current and future credit facilities along with cash flow from operations, will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.
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
On August 9, 2007, we met the 2006 rescheduled quarterly reporting requirements and filed Forms 10-Q for the quarters ended April 1, 2006 (Restated), July 1, 2006, and September 30, 2006. On September 14, 2007, we met the 2006 rescheduled annual reporting requirements and filed a Form 10-K for the period ended December 31, 2006. On October 30, 2007 and November 15, 2007, we met rescheduled quarterly reporting requirements and filed Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, respectively.
The remaining rescheduled quarterly reporting requirement was for the period ended September 29, 2007 and had an extended delivery date of December 10, 2007. The quarterly reporting requirement corresponded with the filing date for this Form 10-Q, which is being filed concurrently with the delivery of the rescheduled report.

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
In connection with the new facility lease, we entered into Amendment No. 6 to the Revolving Credit Facility (“Amendment No. 6”) with respect to the Revolving Credit Facility. Pursuant to Amendment No. 6, we and the Banks agreed that the expenditure by us of up to an aggregate of $8.5 million, net of landlord allowances, for tenant improvements to the leased premises (in addition to certain tenant improvements to the leased premises to be funded by the landlord) will not be deemed to be “Consolidated Capital Expenditures” within the meaning of the Revolving Credit Facility for purposes of determining our compliance with the consolidated fixed charge coverage ratio and the restriction on capital expenditures under the Revolving Credit Facility.
Acquisitions, Dispositions, Exit Activities, and Related Matters
Acquisitions
On October 3, 2005, we acquired certain assets of the David Brooks business as part of the expansion of the women’s better market strategy of former management. The assets purchased, consisting primarily of inventory and trade name, were acquired for $2.5 million in cash. Under the terms of the purchase agreement, we are required to make additional payments to the seller through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The business is located in Brockton, Massachusetts with sales offices and showrooms in several major U.S. cities.
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

Exit Activities
Sale of David Brooks Assets and Certain Marisa Christina Rights
On November 2, 2007, the Company sold inventory, trade name, certain other assets, and assigned certain obligations of its David Brooks division for approximately $5.6 million in cash. The buyer assumed our obligation to make payments through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The Company estimates that it will incur a loss of approximately $0.7 million on the sale of David Brooks, which includes $0.2 million of personnel severance costs. On the same day, the Company sold the world wide rights, excluding Japan, to the Marisa Christina trademarks as well as other rights for $0.2 million which we estimate will be recognized as a gain. In connection with these transactions, we entered into a consent and waiver to the Revolving Credit Facility pursuant to which the Banks agreed to waive compliance with terms of the Revolving Credit Facility to the extent that such terms would prohibit these transactions.
Both Marisa Christina and David Brooks were acquired as part of the expansion of its women’s better market strategy of former management. David Brooks’ and Marisa Christina’s total net sales, SG&A expenses, and operating losses for fiscal year 2006 were $18.0 million, $8.5 million, and $1.3 million, respectively. For the nine months ended September 29, 2007, their total net sales, SG&A expenses, and operating losses were $11.0 million, $6.4 million, and $3.4 million, respectively.
We previously disclosed that the Company determined in May 2007 to cease domestic activities of Marisa Christina. Operating activities related to fulfilling Marisa Christina commitments are expected to continue into December 2007.
Marisa Christina Exit Costs
During the three and nine month periods ended September 29, 2007, the following summarizes the exit costs associated with Marisa Christina recognized by the Company:

	Three Months Ended	Nine Months Ended
(In thousands)	September 29, 2007	September 29, 2007
Personnel reductions	$—	$212
Vendor settlements	—	696

End of period	$—	$908

A reconciliation of the beginning and ending liability balances for exit costs included in the liabilities section of the unaudited condensed consolidated balance sheet for the three and nine month periods ended September 29, 2007 is as follows:

	Three Months Ended September 29, 2007
	Personnel	Vendor
(In thousands)	Reductions	Settlements	Total
Beginning of period	$145	$609	$754
Costs charged to expense	—	—	—
Costs paid or settled	(145)	(435)	(580)

End of period	$—	$174	$174

	Nine Months Ended September 29, 2007
	Personnel	Vendor
(In thousands)	Reductions	Settlements	Total
Beginning of period	$—	$—	$—
Costs charged to expense	212	696	908
Costs paid or settled	(212)	(522)	(734)

End of period	$—	$174	$174

Vendor settlement costs and personnel reductions are charged to “Cost of goods sold” and “Selling, general, and administrative expenses,” respectively, on the unaudited condensed consolidated statements of operations.
Personnel Reductions
There were no charges recognized during the three months ended September 29, 2007. During the nine months ended September 29, 2007, the Company recognized charges of $0.2 million for a reduction in personnel related to exiting the domestic operations of Marisa Christina, which represents approximately 12 employees primarily located in the New York metropolitan region.
Vendor Settlements
There were no charges recognized during the three months ended September 29, 2007. During the nine months ended September 29, 2007, the Company recognized $0.7 million of vendor settlement expenses. These costs are related to settlements with vendors of previously issued Marisa Christina purchase orders.

RESULTS OF OPERATIONS
Quarterly Comparison — Three Months Ended September 29, 2007 and September 30, 2006
Net Sales
Net sales decreased 8.0% to $103.6 million compared with $112.6 million for the same period last year. The $9.0 million decline was primarily the result of a decrease in volume of 10.4% during the three months ended September 29, 2007, compared with the same period last year. Offsetting the volume reduction in net sales was a 2.7% increase in the average selling price in the current period as compared with the same period last year.
The decline in net sales was primarily attributable to a retail environment that resulted in customers delaying deliveries to the fourth quarter that historically shipped during the third quarter. Additionally, the closing of Marisa Christina during fiscal 2007 resulted in decreased volume in the third quarter. Low margin products discontinued in 2007 accounted for the balance of the decline.
We do not know whether the sales declines in our continuing businesses will be as significant for the three months ended December 31, 2007 as they were in the three months ended September 29, 2007. There will be a decline in Marisa Christina’s and David Brooks’ 2007 fourth quarter net sales as compared to 2006 fourth quarter net sales because we exited these businesses.
Gross Profit
Gross profit for the three months ended September 29, 2007 was $26.3 million compared with $30.0 million for the same period last year, a decrease of $3.7 million or 12.3%. As a percentage of net sales, gross profit percentage was 25.4% for the nine-month period of 2007 compared with 26.6% for the same period last year.
Selling, General, and Administrative Expenses
SG&A expenses were $19.8 million versus $21.1 million for the same period last year. The decline in SG&A from the prior period primarily reflects the termination of Marisa Christina’s domestic operations.
Investigation, Restatement, and Related Expenses
Investigation, restatement, and related expenses (“IRR”) were approximately $1.1 million in the quarter ended September 29, 2007 as compared with $4.0 million for the same period last year. The investigation commenced in June 2006, and activity related to it peaked in the quarter ended September 30, 2006, which accounted for significantly higher prior period IRR expenses as compared with the current period. We expect to incur significant additional costs, consisting primarily of professional fees, in 2007 to become current with SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration, and related matters.
Income Taxes
The statute of limitations with respect to the Company’s 2003 federal tax returns lapsed in September 2007. The related net tax benefit of $1.3 million was recognized in the third quarter. Excluding the $1.3 million in benefit recognized, the effective income tax rate was 46.2% for the quarter ended September 29, 2007, compared with 60.4% for the same period last year. The higher effective tax rate in the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement.

Year-to-Date Comparison — Nine Months Ended September 29, 2007 and September 30, 2006
Net Sales
Net sales decreased 11.2% to $203.8 million compared with $229.6 million for the same period last year. The $25.8 million decline was primarily the result of a decrease in volume of 15.7% during the nine months ended September 29, 2007, compared with the same period last year. Offsetting the volume reduction in net sales was a 5.4% increase in the average selling price in the current period as compared with the same period last year.
Third quarter 2007 activity accounted for approximately $9.0 million of the decline in net sales. The decline was primarily attributable to a retail environment that resulted in customers delaying deliveries to the fourth quarter that historically shipped during the third quarter. Additionally, the closing of Marisa Christina during fiscal 2007 resulted in decreased volume in the third quarter. Low margin products discontinued in 2007 accounted for the balance of the decline in the third quarter.
The balance of the year to date decline was attributable to lower first quarter unit volumes in our mass merchant and our women’s related separates division not offset by shipments in subsequent periods. The majority of the decline at our mass merchant division was attributed to lower shipments to one customer in the first quarter of 2007. A decrease in shipments at our women’s related separates division to several customers primarily in the first quarter accounted for a majority of the reduction. The balance of the decrease in net sales was primarily the result of a decline in off price sales to discounters.
We do not know whether the sales declines in our continuing businesses will be as significant for the 2007 fiscal year as they were in the first nine months of 2007. There will be a decline in Marisa Christina’s and David Brooks’ 2007 fourth quarter net sales as compared to 2006 fourth quarter net sales because we exited these businesses.
Gross Profit
Gross profit for the nine months ended September 29, 2007 was $51.3 million compared with $56.9 million for the same period last year, a decrease of $5.6 million or 9.8%. As a percentage of net sales, gross profit percentage was 25.2% for the nine-month period of 2007 compared with 24.8% for the same period last year.
The decline in gross profit was less than the decline in net sales primarily due to the mix of product shipped in the current period. Our women’s related separates division, in particular, reflected better margins in 2007 as its gross profit increased even though net sales declined $8.9 million from the prior year. This was attributable to reductions in costs and planned changes in the mix of product, which also included a reduction in low margin off price shipments to discounters.
We do not know whether the 2007 gross profit will continue to exceed 2006 gross profit as a percentage of net sales, but we expect Marisa Christina’s and David Brooks’ gross profit to decline as compared with the prior year due to the decision to exit these underperforming businesses during 2007.
Income Taxes
Due to the operating losses, we had an income tax benefit for the nine months ended September 29, 2007 of $5.4 million compared with $1.1 million for the same period last year. The statute of limitations with respect to the Company’s 2002 and 2003 federal tax returns lapsed in June 2007 and September 2007, respectively. The related net tax benefits for 2002 of $1.4 million and for 2003 of $1.3 million were recognized in the second and third quarters, respectively. Excluding the $2.7 million in benefits recognized, the effective income tax rate was 37.0% for the nine months ended September 29, 2007, compared with 60.4% for the same period last year. The higher effective tax rate in the prior period primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement.
Extraordinary Income
In the nine months ended September 30, 2006, an extraordinary gain related to the acquisition of Marisa Christina was recorded in accordance and as required by accounting principles generally accepted in the United States of America. The Company determined an overall asset value for Marisa Christina of $6.6 million, which exceeded the purchase price of $4.8 million and resulted in extraordinary gain from the acquisition in the amount of $1.8 million. See Note 8 — Dispositions, Exit Activities, and Related Matters to the Consolidated Financial Statements and Acquisitions, Dispositions, and Related Matters above.

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
Net cash used by operating activities was $91.9 million for the nine months ended September 29, 2007 as compared with $68.7 million for the same period last year. The change was primarily the result of cash used by operating assets and liabilities and a net loss in the current period as compared with the prior period.
Net cash used in investing activities was $1.4 million for the nine months ended September 29, 2007 as compared with $6.1 million provided for the same period last year. Proceeds from short-term investments were the primary reason cash was provided by investing activities in the prior period.
Net cash provided by financing activities was $23.2 million for the nine months ended September 29, 2007 compared with $2.8 million used in financing activities for the same period last year. The change in cash from the prior period was primarily due to $12.8 million paid in the prior period for advances from a lender that factored trade receivables assumed as part of the Shane Hunter acquisition in January 2006 and $12.6 million more in net borrowings from the Revolving Credit Facility in the current period as compared with the same period in the prior year.
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
Advances under the Revolving Credit Facility bear interest at either the bank’s prime rate less 0.25% or, at our option, a fixed rate of the London Interbank Offered Rate or LIBOR plus 1.80%, for a fixed term. The loan is collateralized by the trade accounts receivable, inventory, cash on deposit in a pledged account, if any, and a pledge of the common stock of the subsidiaries. At September 29, 2007, we had $23.0 million in outstanding borrowings, and $33.5 million outstanding under letters of credit and no cash deposited in a pledged account. At September 29, 2007, we had availability under the Revolving Credit Facility for borrowing of approximately $43.5 million.
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
The Revolving Credit Facility contains an aggregate limit of $10.0 million on the repurchase of our common stock. As of September 29, 2007, we had repurchased a net amount of $8.4 million of our common stock. The Board approved the purchase of up to 1.4 million shares of our outstanding stock. Purchases of shares of common stock were suspended upon the commencement of the Audit Committee Investigation.
The Revolving Credit Facility is scheduled to mature on December 31, 2007. While the Company can provide no assurances, management believes that it will be able to renew the Revolving Credit Facility on comparable terms and that the borrowings available to it, under the current and future credit facilities along with cash flow from operations, will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.
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
As a result of the implementation of FIN 48, the Company recognized an increase of $4.7 million in the liability for unrecognized tax benefits, which was accounted for as a $1.3 million decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $8.7 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $5.6 million. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $3.1 million. As of September 29, 2007, the Company’s consolidated balance sheet reflects a liability for unrecognized tax benefits of $5.4 million, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.8 million. Accrued interest and penalties included in the consolidated balance sheet was $2.6 million as of September 29, 2007.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.1 million, including interest and penalties of approximately $0.6 million, due to the settlement of certain issues or the lapsing of statutes within twelve months from September 29, 2007.
The statute of limitations with respect to the Company’s 2002 federal income tax return lapsed in June 2007, and the related net tax benefits of $1.4 million, including interest of $0.3 million net of tax benefits, were recognized in the quarter then ended. In addition, the statute of limitations for assessments with respect to the Company’s 2003 federal income tax return lapsed in September 2007 and the related net tax benefits of $1.3 million, including interest of $0.3 million net of tax benefits, were recognized in the quarter then ended. With limited exceptions, the statute of limitations for state income tax returns has lapsed for periods 2001 and prior.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. We are also exposed to market risk due to increased costs of our products. During the first nine months of fiscal year 2007, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2006, which was filed with the SEC on September 14, 2007, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Revolving Credit Facility) would have had no effect in the nine months ended September 29, 2007 and September 30, 2006 due to the fact that there were minimal short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of September 29, 2007. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of one of the material weaknesses that management identified in our internal controls over financial reporting as of December 31, 2006, which was not remediated as of September 29, 2007, our disclosure controls and procedures were not effective at a reasonable level as of September 29, 2007.
The Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.
In connection with the evaluation described above, the Company’s management identified a material weakness as of December 31, 2006, which was not remediated as of September 29, 2007, as follows:
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
Changes in Internal Control Over Financial Reporting
There were changes in the Company’s internal control over financial reporting during the three months ended September 29, 2007 that did not materially affect, or are reasonably likely to not materially affect, the Company’s internal control over financial reporting as outlined in “Remediation of Material Weaknesses in Internal Controls Over Financial Reporting.”
Remediation of Material Weakness in Internal Controls Over Financial Reporting
During the quarter ended September 29, 2007, the Company was actively engaged in implementation and remediation efforts to address the material weakness in the Company’s internal controls over financial reporting.
Subsequent to September 29, 2007, the Company has been actively engaged in implementation and remediation efforts to address the material weakness in the Company’s internal controls over financial reporting as of September 29, 2007. These remediation efforts, outlined below, are specifically designed to address the material weakness identified by the Company’s management:
•	Implemented enhanced procedures and controls at the Shane Hunter division around the accounting and financial reporting process as well as the financial review process at the corporate level. These enhancements include but are not limited to formalization of the procedures for the financial statement close process and providing more corporate oversight in both the areas of accounting and information technology. In addition, the Company has evaluated the division’s information technology infrastructure and intends to upgrade these systems.
In addition, the more enhanced reconciliation procedures and detailed reviews implemented to address these issues subsequent to September 29, 2007 will continue to be performed in the future to ensure these matters are remediated.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 — July 31, 2007	—	$—	—
Aug. 1 — Aug. 31, 2007	—	—	—
Sept. 1 — Sept. 29, 2007	—	—	—

Total	—	$—	—	1,036,490

Purchases may be made for up to 400,000 and 1,000,000 shares of common stock under plans announced on March 17, 2005 and April 26, 2006, respectively. The plans do not have an expiration date. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.
Item 3. Defaults Upon Senior Securities.
During the third quarter of 2007, there were no defaults upon the Company’s senior securities. For a discussion of certain waivers and amendments to the credit facility see Notes 4 and 6 of Part I, Item 1, entitled Revolving Credit Facility and Commitments and Contingencies, respectively, and Part I, Item II, entitled Revolving Credit Facility Extension, Rescheduled Credit Facility Reporting Requirements, and New Facility Lease and Related Credit Facility Amendment.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:
10.1	Amendment No. 6 and waiver, dated as of July 11, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, and March 30, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 17, 2007).

10.2	Waiver, dated as of July 25, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, and July 11, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 27, 2007).

10.3	Waiver, dated as of August 31, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007 and July 25, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 31, 2007).

10.4	Lease Agreement between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited, dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 17, 2007).

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: December 7, 2007	By:	/s/ Michael S. Culang

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