Form 10-K
period 2007-12-31
HAMPSHIRE GROUP LTD
filed 2008-03-14
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if Smaller Reporting Company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 29, 2007, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $77,631,992. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.
Number of shares of Common Stock outstanding as of March 3, 2008: 7,859,505
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement, relative to our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAMPSHIRE GROUP, LIMITED
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

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
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our the forward looking statements include, but are not limited to, those described under “Risk Factors” set forth in Item 1A of this Annual Report.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.
As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we,” and “us” are used to refer to Hampshire Group, Limited and our wholly-owned subsidiaries.

ii

PART I.
Item 1. Business.
Company Overview
General
We believe that Hampshire Group, Limited is a leading provider of women’s and men’s sweaters, wovens and knits, and is a growing designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc.; Item-Eyes, Inc.; and Shane Hunter, Inc. The Company was established in 1977 and is incorporated in the state of Delaware.
Hampshire Designers, Inc. is comprised of both our women’s knitwear division, known as Hampshire Designers, and our men’s division, known as Hampshire Brands, which together represent what we believe is one of the leading designers and marketers of sweaters in North America. We believe that Item-Eyes is a leading designer and marketer of related sportswear for women. Shane Hunter, which we acquired in January 2006, designs and markets apparel in children, juniors, missy, petite, and maternity sizes to mass merchant retailers.
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution, including national and regional department stores and mass merchant retailers. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with the sourcing and quality control requirements of Hampshire Designers, Inc. and Item-Eyes, Inc.
Our Products
We have significantly expanded and diversified our product lines. In the 1990s, our product line primarily consisted of women’s full-fashion, Luxelon® (acrylic yarn) sweaters marketed under the Designers Originals® label. Although Designers Originals®, which celebrated its 50th anniversary in 2006, remains a leading brand at retailers nationwide, our expanded product line permits us to supply many more departments of our existing customers and helps us attract new customers.
Hampshire Designers. Hampshire Designers serves the entire market of sweaters from “better” down through the mass merchant market. For women, in addition to Designers Originals®, we offer sweaters under the brands Hampshire Studio®, Mercer Street Studio®, and Spring+Mercer®, as well as the private labels of our customers. Hampshire Studio® and Mercer Street Studio® are proprietary labels for two of our largest accounts. Spring+Mercer® is a new line of tops that we introduced during 2006 that features more contemporary styling and is sold in the better market. In addition, we are experiencing growth in market share by adding cut and sew knit tops to our assortments.
Hampshire Brands. For men and young men, we offer sweaters under the licensed names of Geoffrey Beene® and Dockers®, as well as the private labels of our customers. In addition, we introduced our own brand, Spring+Mercer®, for men’s during 2006, which is a more upscale line featuring cashmere and luxury blend sweaters, as well as knit and woven tops. In Fall 2008, we will be launching Joseph Abboud® Components, which will include sweaters, knits, woven tops, blazers, and a range of men’s bottoms. The emphasis with each of the brands is a compelling product that features high quality and great value. Our brands cover the entire range of department store offerings, from moderate, “main floor” styles to fashion-forward, designer styles for the “better” departments.
Item-Eyes. Item-Eyes markets related sportswear, including jackets, sweaters, pants, skirts, and “soft dressing,” targeted toward the moderate market under labels such as Requirements®, RQT by Requirements®, R.E.Q. by Requirements®, Tara Ryan®, and Nouveaux®, as well as the private labels of our customers. We will be launching a classification label of the Joseph Abboud® brand for Fall 2009, which will include women’s related sportswear to be sold in select department stores across the country.
Shane Hunter. Shane Hunter offers apparel in children, junior, missy, petite, and maternity sizes to mass merchant retailers under the private labels of our customers.

Our Strengths
We believe that we occupy a strong competitive position in a consolidating industry, which we plan to further solidify through:
Business Focus. Under new leadership since June 2006, the management team has moved quickly to focus on businesses with a higher potential for profitable growth. The “better” category was deemed to present growth opportunities for Hampshire, resulting in the expansion of the Spring+Mercer® brand and the launch of the new Joseph Abboud® Components line. We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a result of this process, certain non-strategic assets of the Marisa Christina and the David Brooks divisions have been sold, with the proceeds to be redeployed to grow our core businesses.
Solid Infrastructure. We are recognized by leading retailers for our compelling product design, high quality-value proposition, sourcing expertise, and commitment to customer service; all of which are critical components for major retailers. Our international sourcing abilities permit us to deliver trend right, quality product to each of the tiers of distribution we supply, which are primarily located within the United States. The quality of our garments is assured in a variety of ways. Each garment is manufactured using fine quality yarns and undergoes rigorous quality assurance checks. We utilize our own personnel, as well as factory personnel, independent inspection agencies, and independent test labs to ensure that our products meet the high quality standards required for our brands.
Extensive and Diverse Retail Relationships. Our relationships with major retailers range from department stores in the better category like Bloomingdale’s and Nordstrom’s, to national and regional department stores such as Macy’s and Belk, to mass merchants like Target. Our execution, reliability, and quality have made us a leading provider of sweaters and related products to national retailers such as JC Penney and Kohl’s.
Our Strategy
Hampshire’s strategies for the future include leveraging our:
Experienced Design and Sourcing Capabilities. We have and continue to invest in high quality design talent and resources, including designers with years of experience in the better marketplace, state of the art design software and seamless, real time data and video connectivity to our offices located in Asia. Each of these initiatives is aimed at further strengthening our design and sourcing efficiencies to insure our brands fulfill the demand for more fashionable, contemporary product.
Strong Competitive Position. As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering such well-known licensed brands as Geoffrey Beene® and Dockers® and our soon-to-be launched Joseph Abboud® Components line. In addition we are expanding our own better brand, Spring+Mercer®, while concurrently managing our historic core labels which include Designers Originals®, Hampshire Studio®, Mercer Street Studio®, Requirements®, RQT by Requirements®, and R.E.Q. by Requirements®. We are especially well-situated to meet the needs of department stores, which must offer a contemporary product that appeals to a younger consumer drawn to the emerging “fast fashion” retailers. As an example, we created the Spring+Mercer® brand to address the national department stores’ need for a product targeted toward fashion forward, upscale customers.
New Brands. We intend to develop, license, and acquire brands that will further strengthen our market share and growth in the “better” category.
Constant Improvement of our Infrastructure. As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. We are currently in the process of extending our enterprise resource planning (“ERP”) platform across all divisions and streamlining back-office functions such as customer service, quality assurance, and supply chain management.
Organization
We have a long history of supplying men’s and women’s branded and private label sweaters and women’s woven and knit related sportswear to the moderate price sector of department stores, national chains, and mass merchants throughout the United States. We utilize our own sales force to sell our product. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends.

Customers
We have long term relationships with many of our customers. We sell our products principally into the moderate price sector of most major department stores, national chains, and mass merchants in the United States. Over the past few years, we have seen a decrease in the number of our significant retail customers due to the consolidation of the retail industry. Sales to our four largest customers, JC Penney Company, Target Stores, Kohl’s Department Stores, and Macy’s in 2007 represented 17%, 15%, 14%, and 10%, respectively, of total annual sales. These same four customers represented 12%, 12%, 14%, and 12%, respectively, of total sales during 2006; and 7%, 0%, 26%, and 6%, respectively, of total sales in 2005. For each of the last three years, more than 99% of our sales were to customers located in the United States. Sales outside of the United States were principally to one account in Canada.
Suppliers
We primarily use foreign suppliers for our raw materials and the production of our product. During fiscal 2007, the majority of our product was produced by independent manufacturers located in the People’s Republic of China (“PRC” or “China”).
Competition
The apparel market remains highly competitive. Competition is primarily based on design, price, quality, and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from private label programs of the internal sourcing organizations of many of our customers and factories located in Southeast Asia.
Our ability to compete is enhanced by our in-house design capabilities and our international sourcing relationships. Our strong financial position, including significant working capital and minimal debt, further enhance our ability to compete. Our launch of Spring+Mercer® is the most recent example of our ongoing efforts to deploy our financial resources in a manner that helps develop a competitive advantage by broadening our apparel offering and product lines to reach multiple tiers of distribution.
Seasonality
Although we sell apparel throughout the year, our business is highly seasonal with more than 70% of annual sales for fiscal 2007 occurring during the third and fourth quarters, which is consistent with our historical results. This is primarily due to the large concentration of sweaters in our product mix and the holiday shopping season. Accordingly, our inventory typically increases in the second and third quarters to accommodate such anticipated demand.
Effects of Changing Prices
We are subject to increased prices for the products we source, but have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operation and, when appropriate, passing along a portion of our cost increases to our customers through higher selling prices. As costs begin to rise at a faster rate, we may not be successful in our efforts to maintain our gross margins.
Backlog
Our sales order backlog as of March 1, 2008 is approximately $123.3 million compared to approximately $144.6 million as of March 3, 2007. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year. The backlog as of March 1, 2008 is expected to be filled during fiscal year 2008.
Trademarks and Licenses
We consider our owned trademarks to have significant value in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market apparel under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for a three-year term, with an option to renew for an additional three-year period provided we have met certain sales thresholds.
Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers’ distribution centers, and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 92% of all our customer orders for 2007 were received electronically. In some instances, our customers’ computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.

Credit and Collection
We manage our credit and collection functions by approving and monitoring our customers’ credit lines. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The majority of high risk accounts are factored, if possible, with financial institutions to reduce our high credit risk exposure. We believe that our review procedures and our credit and collection staff have contributed significantly toward minimizing our losses from bad debt.
Employees
As of February 19, 2008, we had approximately 420 employees. We are not party to any collective bargaining agreement, except for an agreement with UNITE Labor Union covering eight hourly employees of Item-Eyes through August 2010. We believe our relationship with our employees is good.
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
Primary among the trade agreements existing between the United States and certain foreign countries is the World Trade Organization (“WTO”), which is the governing body for international trade among the 151 originating member countries, including the United States. As part of that agreement, international textile and apparel quotas then in existence were phased out over ten years. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. The United States and China concluded a new Memorandum of Understanding for exports from China covering the period between January 1, 2006 and December 31, 2008. This agreement was implemented to avoid market disruption resulting from China joining the WTO in December 2001. The Memorandum of Understanding established quotas to regulate exports in 34 different product categories. Our largest single product offering, lightweight knit-to-shape cotton and synthetic sweaters, is no longer subject to quota therefore quantities exported to the United States are no longer limited. In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation, including the North American Free Trade Agreement, which has eliminated all apparel tariffs and quotas between Canada, Mexico, and the United States, and legislation granting similar trade benefits to 23 Caribbean countries. Further, the African Growth and Opportunity Act of 2000 gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products exported to the United States.
Acquisitions
On October 3, 2005, we acquired certain assets of the David Brooks business for $2.5 million in cash. The assets purchased consisted primarily of inventory and the David Brooks® trade name. Under the terms of the purchase agreement, we were required to make additional payments to the seller through 2008 based on a percentage of net sales of products bearing the name David Brooks®. See Discontinued Operations and Note 14 — Acquisitions and Discontinued Operations to the consolidated financial statements (See Item 8 — Financial Statements and Supplementary Data) for additional discussion of this division.
On January 5, 2006, we purchased substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $2.0 million. Shane Hunter is based in San Francisco, CA, with an office in Los Angeles, CA, and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents.
On May 20, 2006, we acquired Marisa Christina, Incorporated (“Marisa Christina”) for an aggregate purchase price of approximately $4.8 million. We determined Marisa Christina had a net asset value of $6.6 million, which included $4.1 million of cash acquired. Therefore, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations,” we recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price. See Discontinued Operations and Note 14 — Acquisitions and Discontinued Operations to the consolidated financial statements for additional discussion of this division.

Discontinued Operations
In May 2007, as a part of the review of our portfolio, we decided to cease domestic activities of Marisa Christina. Operating activities related to fulfilling Marisa Christina commitments continued into December 2007, and final shipments of inventory occurred in January 2008.
On November 2, 2007, as a part of the review of our portfolio, we sold the inventory, including inventory on order, trade name, and certain other assets, and assigned certain obligations of our David Brooks business for approximately $5.6 million in cash. The buyer assumed our obligation to make payments through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. We incurred a loss of $872,000 on the sale of David Brooks, which included $306,000 of personnel severance costs. On the same day, we sold the world-wide rights, excluding Japan, to the Marisa Christina® trademarks as well as other rights for $200,000, which was recognized as a gain. In connection with these transactions, we entered into a consent and waiver to the revolving credit facility that we originally entered into in 2003 (“2003 Revolving Credit Facility”) pursuant to which the Banks, as defined in the agreement, agreed to waive compliance with terms of the 2003 Revolving Credit Facility to the extent that such terms would prohibit these transactions.
In accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) our consolidated financial statements reflect the results of operations and financial position of the Marisa Christina and David Brooks divisions separately as discontinued operations and in the related discussions and comparisons between current and prior fiscal years in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of our discontinued operations at December 31, 2007 and 2006 were as follows:

(In thousands)	2007	2006
Accounts receivable, net	$387	$4,003
Other receivables	31	15
Inventories, net	19	3,686
Other current assets	126	222
Fixed assets, net	29	82
Goodwill	—	230
Intangible assets, net	—	426
Other assets	—	7

Assets of discontinued operations	$592	$8,671

Accounts payable	$803	$2,101
Accrued expenses and other liabilities	2,738	608

Liabilities of discontinued operations	$3,541	$2,709

The statement of operations for discontinued operations is as follows:

(In thousands)	2007	2006	2005
Net sales	$11,713	$17,955	$1,913

Gross profit	3,272	7,181	528

Loss on discontinued operations before income taxes	(3,659)	(1,326)	(450)
Loss on sale of business	(672)	—	—
Income tax benefit	1,921	504	185

Loss from discontinued operations, net of taxes	$(2,410)	$(822)	$(265)

Available Information
Our periodic and current reports, including amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website, www.hamp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed a part of this Annual Report or a part of any other report or filing with the SEC.

Item 1A. Risk Factors.
In addition to the risks that are described below, there may be risks that we do not yet know of or that we currently think are immaterial that may also impair our business. If any of the events or circumstances described as risks below or elsewhere in this report actually occur, our business, results of operations, or financial condition could be materially and adversely affected. The following risks, as well as other information contained herein, including our consolidated financial statements and notes thereto, should be carefully considered in evaluating our business and any investment in our common stock.
We rely on our key customers, and a significant decrease in business from or the loss of any one of these customers would substantially reduce our revenues and adversely affect our business.
Four of our customers account for a significant portion of our revenues. We do not have long term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties, or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect our profitability.
The retail industry has, in the past several years, experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations, or re-position their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers, and decrease our negotiating strength with them.
Our business could be adversely affected by financial instability experienced by our customers.
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations, and store closings. We sell our product primarily to national and regional department and mass merchant stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.
We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our net income.
During 2007, we licensed from third parties the Geoffrey Beene®, Dockers®, Levi’s®, and Joseph Abboud® brands for specific products. We did not continue with the Levi’s license beyond 2007. The term of both the Geoffrey Beene® and Dockers® license is three years, and we currently have a renewal option on only the Dockers® license, which is conditioned upon our meeting certain sales targets. The term of the Joseph Abboud® Components’ license is three and one-half years with a three year option to renew, which is conditioned upon our meeting certain sales targets. The term of the Joseph Abboud® license for women’s is four and one-half years with a three year option to renew, which is conditioned upon our meeting certain sales targets. We may not be able to renew or extend these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.
We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.
Our failure to anticipate, identify, and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be received successfully by retailers and consumers. Due to the fact that we began marketing juniors’ apparel with the acquisition of Shane Hunter, we may be more subject to additional changes in fashion as juniors’ fashion trends have historically changed more rapidly than men’s and women’s fashion trends. If our products are not received successfully by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. If this occurs, our business, financial condition, and results of operations could be adversely and materially affected.

We primarily use foreign suppliers for our raw materials and the manufacture of our products, which poses risks to our business operations.
During fiscal 2007, most of our products were produced by independent manufacturers located in the PRC. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition, and results of operations:
•	political or labor instability in countries where contractors and suppliers are located;

•	political or military conflict involving the United States;

•	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries, or impoundment of goods for extended periods;

•	a continued tightening of the factory labor pool in China;

•	a significant decrease in availability or continued increase in cost of raw materials, particularly petroleum-based synthetic fabrics;

•	disease epidemics and health-related concerns, such as the SARS and the Avian flu out breaks in recent years, which could result in closed factories, reduced workforces, and scrutiny or embargo of goods produced in infected areas;

•	imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost effective countries that have the labor force and expertise required;

•	any action that may change the currency exchange rate of the Yuan against the dollar or to permit the exchange rate to float; and

•	significant fluctuation of the value of the dollar against other foreign currencies.
The occurrence of any or all of these events would result in an increase in our costs of goods, which we may not be able to pass on to our customers. This reduction in our gross margin would likely result in an adverse effect on our results of operations.
If our manufacturers fail to use acceptable ethical business practices, our business could be adversely affected.
We require our manufacturers to operate in compliance with applicable laws, rules, and regulations regarding working conditions, employment practices, and environmental compliance. However, we do not control the labor and other business practices of the independent manufacturers of our products. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of products to us could be interrupted and our reputation could be damaged. Any of these events could have a material adverse effect on our results of operations.
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
We rely on our third party distribution facilities to warehouse and to ship product to our customers. Due to the fact that substantially all of our product is distributed from a relatively small number of locations, our operations could be interrupted by earthquakes, floods, fires, or other natural disasters near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the loss of customers. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including transportation of product to and from distribution facilities. If we encounter problems with our distribution system, our inability to meet customer expectations on managing inventory, complete sales, and achieve objectives for operating efficiencies could have a material adverse effect on our business.

Labor disruptions at ports or our suppliers, manufacturers, or distribution facilities may adversely affect our business.
Our business depends on our ability to source and distribute product in a timely manner. As a result, we rely on the free flow of goods on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers, manufacturers, or our distribution facilities create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak importing or manufacturing seasons. An interruption in the flow of goods could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, or shortages and reduced net sales and net income.
Chargebacks and margin support payments may have a material adverse effect on our business.
Consistent with industry practice, we sometimes allow customers to deduct agreed upon amounts from the purchase price for sales allowances, new store opening discounts, and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by changing fashion trends and weather conditions, among other things. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. Significant levels of chargebacks and margin support payments would reduce our profitability resulting in a material adverse effect on our business.
We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology could adversely affect our ability to effectively operate our business.
Our ability to manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our internally developed enterprise resource planning system as over 90% of our orders are received electronically. The failure of this system to operate effectively or to integrate with other systems or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem, or breach.
We operate in a highly competitive and fragmented industry and our failure to compete successfully could result in a loss of one or more significant customers.
The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, retailers, importers, and licensors, many of which have greater financial and marketing resources. We believe that the principal competitive factors in the apparel industry are:
•	brand name and brand identity,

•	timeliness, reliability, and quality of product and services provided,

•	market share and visibility,

•	price, and

•	the ability to anticipate customer and consumer demands.
The level of competition and the nature of our competitors vary by product segment with low margin, mass merchant manufacturers being our main competitors in the less expensive segment of the market and with domestic and foreign designers and licensors competing with us in the more upscale segment of the market. Increasingly, we experience competition from our customers’ in-house private labels. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, our ability to compete in our industry will be adversely affected. If we are unable to compete successfully, we could lose one or more of our significant customers, which could have a material adverse effect on our sales and financial performance.
We may face challenges in the management of the sales and profitability of any acquisitions that we may make, as well as in integrating the acquisitions, any of which may negatively impact our business.
As part of our growth strategy, we may acquire new brands and product categories. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration of the acquired business is more costly and takes longer than anticipated, the risk of diversion of the attention and resources of management, risks associated with additional customer concentration and related credit risk, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these risks could have a material adverse effect on our business.

Ludwig Kuttner’s ownership interest in the Company and our dispute with and lawsuit against Mr. Kuttner could adversely affect our business or influence the outcome of key transactions presented to stockholders for their approval.
On March 7, 2008, we filed a lawsuit against Mr. Ludwig Kuttner, our former Chief Executive Officer, former Chairman, and current Director, regarding acts of fraud and other matters. In addition, we are party to an ongoing arbitration brought by Mr. Kuttner regarding the termination of his employment from the Company. See PART I, Item 3 — Legal Proceedings for additional discussion regarding these matters. According to the latest Form 4 filed with the SEC by Mr. Kuttner, he and his affiliates owned approximately 31.1% of our common stock as of December 31, 2007, which provides Mr. Kuttner the ability to affect the outcome of, or exert influence over, all matters requiring stockholder approval, including but not limited to, the election and removal of directors.
The ultimate resolution of income and other possible tax liabilities may require us to incur expense beyond amounts reserved on our balance sheet or make cash payments beyond those that we anticipated.
Former management took certain historic income and other tax positions that may be challenged by the appropriate taxing authorities. Additionally, certain actions by the former management have increased our possible tax liabilities. We believe that we have provided adequate reserves for these tax positions for all periods open under the applicable statute of limitations, but a challenge by a taxing authority could prove costly to defend as well as resolve. If the actual liability for taxes exceeds our reserves, earnings could be materially adversely affected and we may be required to make cash payments beyond what we anticipated.
Future defaults under our credit facility may adversely affect our business.
We have a revolving credit facility with a group of lenders, under which we had no amounts outstanding as of December 31, 2007. Our purchases of inventory are mainly financed through letters of credit which are issued under the terms of our revolving credit facility. If we were to be in default of the covenants under the revolving credit facility, our ability to issue the letters of credit to our suppliers and therefore obtain our inventory to meet our customer demands may be limited. In addition, due to the seasonality of our business, it is at times necessary for us to borrow against the line of credit under the revolving credit facility. If we were to be in default of the covenants under the revolving credit facility, the lenders may be able to accelerate payment of amounts due thereunder and we may not be able to arrange financing for our operations.
We are dependent on certain key personnel, the loss of whom could negatively impact our ability to manage our business and thereby adversely affect our business.
Our future success depends to a significant extent on retaining the services of key executive officers, other key members of management, and directors. The loss of the services of any one of these individuals, or any other key member of management, could have a material adverse effect on our business.
Investigations by the SEC and the United States Attorney for the Southern District of New York.
The SEC and the United States Attorney for the Southern District of New York (“U.S. Attorney’s Office”) are currently investigating certain issues identified during an investigation by the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of our former management (“Audit Committee Investigation”). The Audit Committee Investigation is described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters. We are cooperating fully with the investigations by the SEC and the U.S. Attorney’s Office. Our management and certain committees of the Board have devoted a significant amount of time and our resources to these matters to date. There can be no assurance that the ongoing matters will not consume a significant amount of management and the Board’s time and our resources. In addition, there can be no assurance that the SEC or U.S. Attorney’s Office will not levy fines or penalties on the Company related to these matters or that civil litigation involving private plaintiffs will not arise in the future related to these matters.
A risk exists that we may have to restate our prior financial statements.
While we believe that the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, our financial condition and results of operations, the SEC may disagree with the manner in which we reported various matters, or we may discover additional information that impacts the information contained herein. Accordingly, we may be required to restate our financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
We lease all of our administrative offices, operations center, sales offices, and showrooms. Our sales offices and showrooms are in New York, NY and Los Angeles, CA. We have administrative offices in Anderson, SC; Hauppauge, NY; and San Francisco, CA. Our operations center is in New York, NY, and we have sourcing offices in Kowloon, Hong Kong, and Dongguan and Hangzhou, PRC. We believe that all of our properties are well maintained and are generally suitable for their intended use.
Item 3. Legal Proceedings.
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner and Roger Clark, the former Vice President of Finance and Principal Accounting Officer, and Directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets, and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Charles Clayton, the former Chief Financial Officer, Treasurer, and Senior Vice President, as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants motions and dismissed the suit. No appeal was taken. On May 23, 2007, the plaintiff’s counsel made a formal “demand” that we institute legal proceedings against certain of our current and/or former officers and directors within 90 days. We subsequently responded rejecting the demand for artificial deadlines and reaffirmed our commitment to take all necessary and appropriate actions in the best interests of our shareholders.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in March 2008. We intend to contest vigorously Mr. Kuttner’s claim. In his amended claim filed in July 2007, Mr. Kuttner sought a declaratory judgment that he was not liable to the Company for claims that the Company may have against him.
On March 7, 2008, as a result of the Audit Committee Investigation, we filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle, (the “Court”) against Messrs. Kuttner, Clayton, and Clark. The complaint asserts claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion. Our claims are based on a pattern of misconduct by Mr. Kuttner, assisted by Messrs. Clayton and Clark, over many years to fraudulently take money from the Company and to deny the government taxes that were duly owed. This misconduct includes Mr. Kuttner’s submission of false expense reports in knowing violation of Company policy and corruptly encouraging others to do so as well; knowingly causing the Company to involve Company employees in making improper charitable donations; violating the terms of deferred compensation plans, which compromised the deductibility of those payments and caused substantial tax deductions for the Company to be placed at risk; knowingly precluding the Company from registering to do business in New York for the purpose of reducing tax obligations; and knowingly misusing Company assets for personal gain. We seek damages in an amount to be determined by the Court, including the costs of the Audit Committee Investigation, reimbursement for the fraudulent and unsubstantiated expenses, restatement and relisting costs, costs relating to the increase in our tax liability due to, among other things, the compensation and tax schemes, and disgorgement of incentive-based compensation paid to Messrs. Kuttner, Clayton, and Clark.

The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. We are cooperating fully with these investigations.
We have advanced the legal fees and related costs for a number of employees to encourage them to cooperate with the Audit Committee and with the SEC and the U.S. Attorney’s Office. The costs of these advances through December 31, 2007 were approximately $947,000. In addition, in connection with the derivative action referenced above in Item 3, we advanced the legal fees for all the individual defendants pursuant to an undertaking, which totaled approximately $232,000 through December 31, 2007. During 2007, $229,000 of the expenses related to the derivative action were recovered under an insurance policy. This represents the extent of the claims to be made against this policy.
We incurred fees and expenses of approximately $5.3 million and $6.2 million in 2007 and 2006, respectively, in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, the arbitration with Mr. Kuttner, the lawsuit against Messrs. Kuttner, Clayton, and Clark and related matters, which amounts are included within “Investigation, restatement, and related expenses” in the consolidated statements of operations, respectively. We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the lawsuit against Messrs. Kuttner, Clayton, and Clark, and related matters. We cannot predict the total cost but believe that future costs may be material.
We are from time to time involved in other litigation incidental to the conduct of our business, none of which is expected to be material to our business, financial condition, or operations.
In February 2007, we entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve certain income nexus tax liabilities. The total amount of these settlements was approximately $807,000, including interest.
In August 2007, we were informed by a state taxing authority that it was going to audit payroll withholding taxes of one of our subsidiaries for the years 2004 and 2005. The settlement amount related to the examination was approximately $47,000, including interest.
In October 2007, we received notice from the Internal Revenue Service that it completed its examination of our 2004 and 2005 tax returns. The settlement amount related to the examination was $328,000, including interest. Also, in relation to this settlement, net tax benefits of $164,000, including interest of $134,000 net of tax benefits, were recognized in the fourth quarter of 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock, $0.10 par value per share, was traded on the Nasdaq Global Market under the symbol HAMP through January 18, 2007. Effective with the opening of business on January 19, 2007, our common stock was delisted from the Nasdaq Global Market. (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters, as well as Note 1 — Organization and Summary of Significant Accounting Policies — Investigation, restatement, and related expenses to the consolidated financial statements.) There is currently no established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
As of February 19, 2008, the Company had 24 stockholders of record but we believe there are in excess of 500 beneficial owners of our common stock. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2007 and 2006 as reported by the Pink Sheets and the Nasdaq Global Market:

	2007		2006
	Low	High	Low	High
First Quarter	$13.02	$17.50	$19.55	$24.80
Second Quarter	15.90	17.80	14.50	21.10
Third Quarter	14.80	20.25	11.91	18.09
Fourth Quarter	12.00	15.60	11.76	17.25
The closing stock price on March 3, 2008 was $12.00.
Any determination to pay dividends will be made by our Board and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as our Board may deem relevant. Our revolving credit facility contains restrictive covenants placing limitations on payment of cash dividends. We have not declared or paid any dividends with respect to our common stock except a two-for-one stock split in the form of a dividend. On March 17, 2005, our Board approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the treasury stock account.
Our Board has from time-to-time authorized the repurchase of shares of our common stock. Our Board approved the repurchase of up to 1,000,000 and 400,000 shares (post-split) of our outstanding common stock on April 26, 2006 and March 17, 2005, respectively. The repurchases were conducted through open market or privately negotiated transactions and have no expiration date. We suspended the purchases upon the commencement of the Audit Committee Investigation. (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters and Note 11 — Capitalization to the consolidated financial statements.)
There were no purchases of equity securities during the fourth quarter of 2007.

Performance Graph
The following information in this Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.
The following graph sets forth a comparison of our stock performance, the S&P 500 Composite Index, and the S&P 500 Apparel, Accessories & Luxury Goods Index, in each case assuming an investment of $100 on the last trading day of calendar year 2002 and the accumulation and the reinvestment of dividends, where applicable, paid thereafter through the last trading day of calendar year 2007. The Company chose the S&P 500 Composite Index as a measure of the broad equity market and the S&P 500 Apparel, Accessories & Luxury Goods Index as a measure of its relative industry performance.

	2002	2003	2004	2005	2006	2007
Hampshire Group, Limited	$100	$143	$147	$216	$151	$127
S&P 500 Composite Index	100	129	143	150	173	183
S&P 500 Apparel, Accessories & Luxury Goods Index	100	113	157	162	210	146

Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, included herein. The selected consolidated financial data under the captions “Income Statement Data” and “Balance Sheet Data” as of and for the end of each of the years in the five-year period ended December 31, 2007 are derived from our consolidated financial statements. The income statement data includes results from continuing operations, which excludes an extraordinary gain on an acquisition made in 2006 as well as the discontinued operations of David Brooks in 2007, 2006, and 2005, Marisa Christina in 2007 and 2006, and Hampshire Investments, Limited in 2003. Our historical results are not necessarily indicative of results to be expected in any future period. The number of shares and the per share data reflect the two-for-one stock split effective June 28, 2005.

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003

Income Statement Data:
Net sales	$310,793	$329,964	$322,368	$301,999	$292,651

Gross profit	74,026	80,966	77,529	80,666	74,326
Selling, general, and administrative expenses	68,613	68,987	62,695	58,447	55,534
Investigation, restatement, and related expenses	5,291	6,159	—	—	—
Recovery of improper payments	—	—	(6,013)	—	—

Income from operations	122	5,820	20,847	22,219	18,792

Income from continuing operations before extraordinary item	$2,406	$3,324	$11,679	$11,284	$9,519

Basic income per share from continuing operations	$0.31	$0.42	$1.43	$1.38	$1.04

Diluted income per share from continuing operations	$0.31	$0.42	$1.43	$1.37	$1.01

Basic weighted average common shares outstanding	7,860	7,855	8,153	8,148	9,146

Diluted weighted average common shares outstanding	7,860	7,862	8,168	8,239	9,392

	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and short term investments: (1)	$48,431	$70,210	$75,845	$80,654	$63,292
Working capital (1)	96,890	88,041	91,403	95,413	83,060
Total assets (1)	155,876	147,234	140,120	141,825	132,871

Long-term liabilities (1)	13,586	537	3,024	6,690	8,307
Total stockholders’ equity	106,544	107,577	102,965	99,346	87,261
Book value per share outstanding	13.56	13.69	13.08	12.11	10.73

(1)	Excludes discontinued operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report and “Item 1A — Risk Factors” and elsewhere in this report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this report.
OVERVIEW
We believe that Hampshire Group, Limited is a leading provider of women’s and men’s sweaters, wovens and knits, and a growing designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc.; Item-Eyes, Inc.; and Shane Hunter, Inc. The Company was established in 1977 and is incorporated in the state of Delaware.
Hampshire Designers, Inc. is comprised of both our women’s knitwear division, known as Hampshire Designers, and our men’s division, known as Hampshire Brands, which together represent what we believe is one of the leading designers and marketers of sweaters in North America. In addition, we believe Item-Eyes is a leading designer and marketer of related sportswear for women. Shane Hunter, which we acquired in January 2006, designs and markets apparel in children, juniors, missy, petite, and maternity sizes to mass merchant retailers. We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus.
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, mass merchant retailers, and specialty stores. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with the sourcing and quality control requirements of Hampshire Designers, Inc. and Item-Eyes, Inc.
Our primary strength is our ability to design, develop, source, and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities which permit us to deliver quality merchandise at a competitive price to our customers.
Our divisions source the manufacture of their product with factories primarily located in Southeast Asia. Our products are subject to increased prices, but we have historically been able to maintain our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers primarily using letters of credit in U.S. dollars.
With our dependence on international sources, the failure of any of these manufacturers to ship our product in a timely manner, failure of the factories to meet required quality standards, or delays in receipt, including clearing U.S. Customs could cause us to miss delivery dates to customers. The failure to make timely deliveries of quality product could result in customers either canceling their orders or demanding reduced prices for late delivery. Currency fluctuations can also expose us to higher costs.
The apparel market is highly competitive. Competition is primarily based on product design, price, quality, and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from manufacturers located in Southeast Asia, some of whom also produce our product. We also compete for private label programs with the internal sourcing organizations of many of our customers.

The following is a graphical illustration (it does not represent an actual time period, actual revenues, actual cash balances, etc.) of the historical seasonal nature of our business.
Our product mix, which has a high concentration of sweaters, skews our revenues to the third and fourth quarters, accounting for more than 70% of our net sales in 2007. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances, generally requiring draws from our revolving credit facility in the third and fourth quarters. Our income from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.
RESTATEMENTS AND RELATED MATTERS
On June 22, 2006, we announced that the Audit Committee commenced the Audit Committee Investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of our former management. The Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison, LLP to conduct the investigation. Pending the outcome of the investigation, the Board placed Ludwig Kuttner, Charles Clayton, Roger Clark, and two personal assistants on administrative leave.
On August 9, 2006, we announced that we intended to defer filing our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 with the SEC as a result of the pending investigation. On August 17, 2006, we announced that we received a notification from the Nasdaq Global Market indicating that due to our failure to file our Quarterly Report on a timely basis, our common stock was subject to delisting from the Nasdaq Global Market.
On September 25, 2006, we announced that we had terminated the employment of Mr. Kuttner as a result of findings that, among other things, indicated Mr. Kuttner had submitted expense reports to the Company for approximately $1.5 million covering approximately 10 years, a substantial portion of which were fraudulent or not substantiated in accordance with Company policy. We also terminated the employment of Mr. Clayton on that date.
On October 30, 2006, the Board established a committee consisting of all directors other than Mr. Kuttner (the “Executive Committee”), and granted the Executive Committee all of the powers of the Board, except as limited by law.
On December 13, 2006, we announced that we would restate our annual financial statements for the years 2003 through 2005, as well as for the quarter ended April 1, 2006, and advised that all of our financial statements and related reports of our independent registered public accounting firm for such periods, should no longer be relied upon.

On December 31, 2006, we terminated the employment of Mr. Clark and the two personal assistants placed on administrative leave on June 22, 2006.
As a part of the restatement, we identified issues with our deferred compensation plans that required remediation. We took remediation steps during 2007 regarding the deferred compensation plans of Mr. Kuttner and Mr. Clayton, which included the payout of the balance of the assets in the plans in September 2007. As a part of this remediation plan, we were required to accelerate the payment of the entire balance of Eugene Warsaw’s deferred compensation plan during 2006, due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. Mr. Warsaw is a former Chief Executive Officer of one of our subsidiaries. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance, as well as immediate payment of taxes on the deferred compensation. In December 2006, we paid Mr. Warsaw approximately $484,000 to cover the penalty in the form of an income tax gross up of the penalty.
In February 2007, we entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve income nexus tax liabilities. The total amount of these settlements was approximately $807,000, including interest.
On May 25, 2007, the Audit Committee concluded its investigation. On May 31, 2007, we filed an amended Form 10-K for the year ended December 31, 2005 that, among other things, restated our financial statements for the fiscal years ended December 31, 2005, 2004, and 2003. The total adjustments to net income as a result of the findings were approximately $(1.4) million or $(0.17) per basic and $(0.16) diluted share, $(2.4) million or $(0.30) per basic and $(0.29) diluted share, and $(2.0) million or $(0.21) per basic and $(0.20) diluted share for the fiscal years ended December 31, 2005, 2004, and 2003, respectively, and $(2.0) million to earnings prior to 2003.
On August 9, 2007, we amended our Form 10-Q for the quarter ended April 1, 2006, to, among other things, restate our financial statements for the periods covered therein. The total adjustments to net income as a result of the findings were approximately $(237,000) or $(0.03) per basic and diluted share for the quarter ended April 1, 2006. We also filed Form 10-Qs for the quarters ended July 1, 2006 and September 30, 2006 on August 9, 2007.
On October 30, 2007, November 15, 2007, and December 7, 2007, we filed Forms 10-Q for the quarters ended March 31, 2007, June 30, 2007, and September 29, 2007, respectively, in our efforts to once again become current in our filings with the SEC.
The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. We are cooperating with both the investigations of the SEC and U.S. Attorney’s Office. As of December 31, 2007, we have incurred fees and expenses of approximately $11.5 million in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters. These expenses include, but are not limited to, the assessment and remediation of certain tax exposures, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and arbitration and other legal fees associated with Mr. Kuttner. Of these fees and expenses, $5.3 million and $6.2 million were incurred in 2007 and 2006, respectively, and are reflected in “Investigation, restatement, and related expenses” in the consolidated statement of operations. We expect to incur additional costs to make current our SEC filing requirements and in connection with the investigations by the SEC and the U.S. Attorney’s Office, and related matters. We cannot predict the total cost, but believe that future costs may be material.
Legal Matters
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Ludwig Kuttner, Roger Clark, and Directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets, and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Charles Clayton as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants’ motions and dismissed the suit. No appeal was taken. On May 23, 2007, the plaintiff’s counsel made a formal “demand” that we institute legal proceedings against certain of our current and/or former officers and directors within 90 days. We subsequently responded rejecting the demand for artificial deadlines and reaffirmed our commitment to take all necessary and appropriate actions in the best interests of our shareholders.

On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in March 2008. We intend to contest vigorously Mr. Kuttner’s claim. In his amended claim filed in July 2007, Mr. Kuttner seeks a declaratory judgment that he is not liable for such claims that the Company may have against him.
On March 7, 2008, as a result of the Audit Committee Investigation, we filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle, against Messrs. Kuttner, Clayton, and Clark. The complaint asserts claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion. Our claims are based on a pattern of misconduct by Mr. Kuttner, assisted by Messrs. Clayton and Clark, over many years to fraudulently take money from the Company and to deny the government taxes that were duly owed. This misconduct includes Mr. Kuttner’s submission of false expense reports in knowing violation of Company policy and corruptly encouraging others to do so as well; Mr. Kuttner knowingly causing the Company to involve Company employees in making improper charitable donations; violating the terms of deferred compensation plans, which compromised the deductibility of those payments and caused substantial tax deductions for the Company to be placed at risk; knowingly precluding the Company from registering to do business in New York for the purpose of reducing tax obligations; and knowingly misusing Company assets for personal gain. We seek damages in an amount to be determined by the Court, including the costs of the Audit Committee Investigation, reimbursement for the fraudulent and unsubstantiated expenses, restatement and relisting costs, costs relating to the increase in our tax liability due to, among other things, the compensation and tax schemes, and disgorgement of incentive-based compensation paid to Messrs. Kuttner, Clayton, and Clark.
We are from time to time involved in other litigation incidental to the conduct of our business, none of which is expected to be material to our business, financial condition, or operations.
In February 2007, we entered into a voluntary disclosure agreement with certain state and local taxing authorities to resolve certain income nexus tax liabilities. The total amount of these settlements was approximately $807,000, including interest.
In August 2007, we were informed by a state taxing authority that it was going to audit payroll withholding taxes of one of our subsidiaries for the years 2004 and 2005. The settlement amount related to the examination was approximately $47,000, including interest.
In October 2007, we received notice from the Internal Revenue Service that it completed its examination of our 2004 and 2005 tax returns. The settlement amount related to the examination was $328,000, including interest. In relation to this settlement, net tax benefits of $164,000, including interest of $134,000 net of tax benefits, were recognized in the fourth quarter.
The statute of limitations for U.S. federal income tax returns has lapsed for periods 2003 and prior. With limited exceptions, the statute of limitations for state income tax returns has lapsed for periods 2001 and prior.
Delisting
Due to the potential impact on financial results of the Audit Committee Investigation, we did not file our Quarterly Reports on Form 10-Q for the periods ended July 1, 2006 and September 30, 2006 with the SEC, which is a Nasdaq Global Market listing requirement. On January 17, 2007, we announced that our common stock would be delisted from the Nasdaq Global Market, effective January 19, 2007, as a result of our failure to file our Quarterly Reports on Form 10-Q. There is no longer an established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK.” The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. We intend to file an application to seek to re-list with the Nasdaq Global Market as soon as we have resolved our ongoing dispute with Mr. Kuttner, although no assurance can be provided that such application will be accepted.

Indemnification Obligations
Under our Bylaws, we indemnify our directors, officers, and employees for certain events or occurrences while the director, officer, or employee is, or was serving, at our request in such capacity. The indemnification applies to all pertinent events and occurrences to the extent and under the circumstances permitted under Delaware law. During fiscal year 2006, we entered into indemnification agreements with Michael Culang, our interim President and Chief Executive Officer; Heath Golden, our Vice President and General Counsel; Jonathan Norwood, our Chief Financial Officer; and Maura McNerney, our Vice President — Compliance and Internal Audit (each an “Indemnitee”). During fiscal year 2007, we also entered into indemnification agreements with each of the following directors: Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter.
Each indemnification agreement provides, among other things, that we will indemnify the Indemnitee if the Indemnitee was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding by reason of the fact that the Indemnitee is or was or has agreed to serve at the request of the Company as a director, officer, employee, or agent of the Company or, while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, trustee, employee, or agent of or in any other capacity with another corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, or with respect to any action involving any of the individuals that are subjects of our Audit Committee Investigation described in the Form 8-K filed by us on June 22, 2006; provided, that the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the Indemnitee’s conduct was unlawful. In addition, we are required to advance expenses on behalf of the Indemnitee in connection with the Indemnitee’s defense of any such claim; provided, that the Indemnitee undertakes in writing to repay such amounts to the extent that it is ultimately determined that the Indemnitee is not entitled to indemnification by the Company. All Indemnitees have provided this undertaking.
In addition to the foregoing written indemnification agreements, in connection with the Audit Committee Investigation, we have advanced the legal fees and related costs for a number of employees to encourage them to cooperate with the Audit Committee and with the SEC and the U.S. Attorney’s Office. The costs of these advances through December 31, 2007 were approximately $947,000. In addition, in connection with the derivative action referenced above in Item 3-Legal Proceedings, we advanced the legal fees for all the individual defendants pursuant to an undertaking, which totaled approximately $232,000 through December 31, 2007. During 2007, $229,000 of the expenses related to the derivative action was recovered under an insurance policy. This represents the extent of the claims to be made against this policy.
Directors and Officers Insurance Related Policy
Our Directors’ and Officers’ Insurance Policy provides, as do such policies generally, that there is no insurance coverage for a director or officer of the Company when they are sued by another director or officer of the Company. Because the employment of Messrs. Kuttner, Clayton, and Clark were terminated in 2006 under circumstances that could result in a suit against a director or officer of the Company by any one of them, we purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against a suit brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly. The policy provides coverage of $7.5 million, has a term of 6 years, and cost $4.1 million including taxes and fees. We recognized expense related to this policy in the amount of $57,000 in 2007 and anticipate recognizing $683,000 in expense each year from 2008 through 2012 and $626,000 in 2013, which is the end of policy term.
Acquisitions
On October 3, 2005, we acquired certain assets of the David Brooks business for $2.5 million in cash. The assets purchased consisted primarily of inventory and David Brooks® trade name. Under the terms of the purchase agreement, we were required to make additional payments to the seller through 2008 based on a percentage of net sales of products bearing the name David Brooks®. The business was located in Brockton, MA with sales offices and showrooms in several major U.S. cities. See Discontinued Operations and Note 14 — Acquisitions and Discontinued Operations to the consolidated financial statements for additional discussion of this division.
On January 5, 2006, we purchased substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $2.0 million. Shane Hunter is based in San Francisco, CA, with an office in Los Angeles, CA, and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents.

On May 20, 2006, we acquired Marisa Christina for an aggregate purchase price of approximately $4.8 million. We determined Marisa Christina had a net asset value of $6.6 million, which included $4.1 million of cash acquired. Therefore, pursuant to FAS No. 141, “Business Combinations,” we recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price. See Discontinued Operations and Note 14 — Acquisitions and Discontinued Operations to the consolidated financial statements for additional discussion of this division.
Discontinued Operations
In May 2007, as a part of the review of our portfolio, we decided to cease domestic activities of Marisa Christina. Operating activities related to fulfilling Marisa Christina commitments continued into December 2007, and final shipments of inventory occurred in January 2008.
On November 2, 2007, as part of the review of our portfolio, we sold the inventory, including inventory on order, trade names, and certain other assets, and assigned certain obligations of our David Brooks business for approximately $5.6 million in cash. The buyer assumed our obligation to make payments through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. We incurred a loss of $872,000 on the sale of David Brooks, which includes $306,000 of personnel severance costs. On the same day, we sold the world-wide rights, excluding Japan, to the Marisa Christina® trademarks as well as other rights for $200,000, which was recognized as a gain. In connection with these transactions, we entered into a consent and waiver to the 2003 Revolving Credit Facility pursuant to which the Banks, as defined in the agreement, agreed to waive compliance with terms of the 2003 Revolving Credit Facility to the extent that such terms would prohibit these transactions.
In accordance with the provisions of FAS 144, our consolidated financial statements reflect the results of operations and financial position of the Marisa Christina and David Brooks divisions separately as a discontinued operation and in the related discussions and comparisons between current and prior fiscal years in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of our discontinued operations at December 31, 2007 and 2006 were as follows:

(In thousands)	2007	2006

Accounts receivable, net	$387	$4,003
Other receivables	31	15
Inventories, net	19	3,686
Other current assets	126	222
Fixed assets, net	29	82
Goodwill	—	230
Intangible assets, net	—	426
Other assets	—	7

Assets of discontinued operations	$592	$8,671

Accounts payable	$803	$2,101
Accrued expenses and other liabilities	2,738	608

Liabilities of discontinued operations	$3,541	$2,709

The statement of operations for the discontinued operations is as follows:

(In thousands)	2007	2006	2005

Net sales	$11,713	$17,955	$1,913

Gross profit	3,272	7,181	528

Loss on discontinued operations before income taxes	(3,659)	(1,326)	(450)
Loss on sale of business	(672)	—	—
Income tax benefit	1,921	504	185

Loss from discontinued operations, net of taxes	$(2,410)	$(822)	$(265)

Revolving Credit Facility
On February 15, 2008, we amended and restated our 2003 Revolving Credit Facility by entering into an Amended and Restated Credit Agreement and Guaranty (the “2008 Revolving Credit Facility” or “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks.
The Credit Facility has a term of five years and matures on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that we satisfy the applicable requirements under the Credit Facility, we may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the Credit Facility up to an additional $25.0 million. The Term Loan must be repaid in monthly installments of principal based on a five-year amortization schedule, with the remaining balance being due at the end of the term of the Credit Facility. The actual amount of revolving credit (including letters of credit) available under the Credit Facility is determined by measurements based on our cash collateral, receivables, inventory, and other criteria. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change and accuracy of representation and warranties. The Credit Facility is available to provide working capital and the trade letters of credit will be used for the importation and purchase of inventory.
We, at our discretion, may prepay outstanding principal in whole or in part together with accrued interest at any time. The Credit Facility requires us to prepay outstanding principal and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The Credit Facility also contains customary provisions that enable the Agent to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of a covenant, insolvency, bankruptcy, a change of control of the Company and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected.
The obligations under the Credit Facility are secured by (i) a first priority security interest in certain assets of the Company and the subsidiaries of the Company that are party to the Credit Facility, in their capacity as guarantors, (ii) a pledge of all issued and outstanding common stock of each operating domestic subsidiary of the Company, and (iii) an assignment of proceeds of insurance covering collateral.
Interest accrues on outstanding indebtedness under revolving credit loans at an annual rate equal to either: (a) HSBC’s prime rate then in effect minus 1.00% or (b) the Eurodollar Rate plus 1.25%. Interest accrues on the Term Loan at a rate equal to the Eurodollar Rate plus 1.75%. All interest is calculated on the basis of actual number of days outstanding in a year of 360 days. In addition, the Credit Facility requires us to pay certain customary fees, costs, and expenses of the Banks and the Agent.
New Facility Lease
We entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The office space addresses present, as well as future, operational needs and allows the consolidation of operations currently dispersed over a number of locations in New York, which will provide certain divisions with the opportunity to capitalize on synergies previously unavailable to them. We believe that over the term of the lease our costs will be lower than had we elected to maintain the prior leasing strategy. The lease provides for minimum payments of $65.6 million over the lease term, and we estimate capital expenditures related to the new space made in fiscal year 2007 and to be made in fiscal year 2008 will be in an amount not to exceed $12.8 million. We expect net cash outlays related to these capital expenditures to not exceed $8.5 million, as the lease provides for $4.3 million in landlord allowance reimbursements that we believe will be collected in 2008.

Our possession of the space commenced in September 2007 and lease payments will begin in March 2008. The lease includes guaranteed minimum consumer price index (“CPI”) increases commencing in 2009 and tiered rent escalations commencing in 2010. The lease and associated incentives are being amortized on a straight-line basis over the expected lease term, including any rent holidays, guaranteed minimum CPI increases, and tiered rent escalations. We incurred $1.2 million in non-cash lease expense in 2007 related to this lease and expect to incur $670,000 in non-cash lease expense related to this lease in 2008.
RESULTS OF CONTINUING OPERATIONS
Years ended December 31, 2007 and 2006
Net Sales
Net sales decreased $19.2 million or 5.8% to $310.8 million in 2007 from $330.0 million in 2006. The decrease resulted from a volume decrease of 283,000 dozen units coupled with an increase in customer allowances partially offset by a 3.8% increase in average unit selling price, primarily in our women’s related sportswear division. The unit volume decrease was due mainly to a decline experienced during the first quarter of 2007 in our women’s related sportswear division and the general discontinuance of low margin products. Our customer allowances increased during the fourth quarter of 2007 due to slow sales at retail and the efforts of our retail partners to accelerate those sales through earlier and deeper discounting than in past years. These two factors were especially apparent in our women’s knitwear division. Based on these factors in the fourth quarter of 2007 and current economic indicators that suggest that current retail conditions may continue, our sales may be adversely affected in 2008.
Gross Profit
Gross profit was 23.8% in 2007 compared with 24.5% in 2006. This was due mainly to an increase in customer allowances and seasonal reserves at our women’s knitwear division, particularly in the fourth quarter of 2007. These declines were somewhat offset by an increase in margin in the women’s related sportswear division, which was a result of planned changes in the product mix and a reduction in off-price sales. Based on these factors in the fourth quarter of 2007 and current economic indicators that suggest that current retail conditions may continue, our gross profit may be adversely affected in 2008.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses decreased $374,000 or 0.5% to $68.6 million in 2007 from $69.0 million in 2006. This decrease in SG&A expenses was primarily related to cost reductions in the women’s related sportswear division to re-align expenses with 2007 sales volumes. This decrease in SG&A expense was significantly offset by a $1.6 million increase in rent expense in 2007 compared to 2006. The majority of the increase in rent was driven by the fact that, pursuant to the requirements of generally accepted accounting principles, we were required to recognize $1.2 million in non-cash rent expense on the new facility lease while it was being up-fit and at the same time we continued to pay rent for the facility that we then occupied. We expect that SG&A associated with this new facility will increase in 2008. See New Facility Lease and Note 10 — Commitments and Contingencies in the consolidated financial statements for additional discussion of this lease. SG&A expenses as a percent of net sales were 22.1% and 20.9% for 2007 and 2006, respectively. This increase as a percent of sales is due to the increase in rent expense coupled with the decline in sales from 2006.
Investigation, Restatement, and Related Expenses
The Audit Committee Investigation, restatement, and related expenses were approximately $5.3 million for the year ended December 31, 2007 compared with $6.2 million for the year ended December 31, 2006. These related expenses include, but are not limited to, the assessment and remediation of certain tax exposures, the investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and arbitration and other legal fees associated with Mr. Kuttner. We expect to incur additional costs, consisting primarily of professional fees, in 2008 in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration, and related matters. We cannot predict the total cost, but believe that future costs may be material.

Income Taxes
We recognized an income tax benefit of $1.0 million in 2007 compared to income tax expense of $4.1 million in 2006. The effective income tax rate was a negative 70.7% in 2007 compared with a positive 55.4% for 2006. The decrease in the effective tax rate as compared with the prior year primarily resulted from the release of tax reserves due to the settlement of certain tax exposures and the lapsing of the statute of limitations of other tax exposures coupled with a decline in pre-tax income and non-deductible tax items in the current fiscal year. See Note 9 — Income Taxes to the consolidated financial statements for additional discussion of these events.
Extraordinary Income
We determined that Marisa Christina had a net asset value of $6.6 million, which exceeded the purchase price of $4.8 million and resulted in extraordinary gain from the acquisition in 2006 in the amount of $1.8 million. See Acquisitions and Note 14 — Acquisitions and Discontinued Operations to the consolidated financial statements for additional discussion of this acquisition.
Years ended December 31, 2006 and 2005
Net Sales
Net sales increased 2.4% to $330.0 million compared with $322.4 million for the same period last year. Net sales from Shane Hunter, which was acquired as of January 1, 2006, contributed approximately $49.8 million. The $42.2 million decrease in net sales, excluding Shane Hunter, resulted from a 257,000 dozen decrease in unit volume. A decline in 2006 shipments to several customers primarily of the private label products of the women’s related sportswear division accounted for the majority of the decrease in net sales in the current period compared with the same period in 2005. The 2006 average unit selling price decreased by approximately 6.2% compared to the 2005 average unit selling price.
Gross Profit
Gross profit as a percentage of net sales was 24.5% for the year ended December 31, 2006 compared with 24.0% for the prior year. Shane Hunter, acquired on January 1, 2006, contributed approximately $9.5 million to our gross profit in 2006, and as a percentage of our net sales was 19.1% in 2006. The gross profit, excluding Shane Hunter, as a percentage of net sales increased to 25.5% for 2006 as the result of a higher margin product mix as compared with 2005.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $69.0 million versus $62.7 million for the same period last year. The SG&A expenses for Shane Hunter, acquired on January 1, 2006, were approximately $9.7 million for 2006. Excluding expenses related to Shane Hunter, the $3.4 million decrease in SG&A expenses was principally in relation to cost cutting in response to the decline in private label net sales in 2006.
Investigation, Restatement, and Related Expenses
The Audit Committee Investigation, restatement, and related expenses were approximately $6.2 million in the year ended December 31, 2006. These related expenses include, but were not limited to, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the investigation, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and arbitration and other legal fees associated with Mr. Kuttner.
Recovery of Improper Payments
During the second quarter of 2005, we discovered that two former employees had been receiving commissions from a former vendor, which were not disclosed to us and were received in violation of Company policy. The commissions related to purchases made by us during the years 2000 through 2002. We previously terminated our relationship with this vendor in 2002 for unrelated reasons. Management reported the misconduct to our Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. We considered pursuing legal remedies against the former employees, but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6.0 million net of expenses incurred in connection with the investigation and settlement of the matter. The settlement has been included as “Recovery of improper payments” in the consolidated statement of operations for the year ended December 31, 2005, due to the unusual nature of the item. Included in this settlement is $1.4 million from one of the former employees related to an employment contract termination recorded in the fourth quarter of 2004.

Income Taxes
Income tax expense was $4.1 million for 2006 compared to $10.2 million for 2005. The effective income tax rate was a positive 55.4% for 2006 compared with a positive 46.6% for 2005. The increase in the effective tax rate in 2006 as compared with 2005 primarily resulted from the impact of non-deductible tax items and income tax reserves associated with the restatement coupled with a decline in pre-tax income in 2006.
Extraordinary Income
We determined that Marisa Christina had a net asset value of $6.6 million, which exceeded the purchase price of $4.8 million and resulted in extraordinary gain from the acquisition in the amount of $1.8 million in 2006. See Acquisitions and Note 14 — Acquisitions and Discontinued Operations to the consolidated financial statements for additional discussion of this acquisition.
INFLATION
We believe that inflation has not had a material effect on net revenues or our costs during the past three years. We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. However, we have historically been able to maintain our gross profit by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. If, however, costs continue to rise at rates higher than those we have historically experienced, there can be no guarantee that we will be successful in passing a sufficient portion of such increases onto our customers to preserve our gross profit.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. We made capital expenditures of $4.1 million through December 31, 2007 related to the relocation of our facility in New York and anticipate the total capital expenditures related to this move will not exceed $12.8 million. We expect net cash outlays related to these capital expenditures not to exceed $8.5 million, as the lease provides for $4.3 million in landlord allowance reimbursements that we believe will be collected in 2008. Due to the seasonality of the business, we generally reach our maximum borrowing under our revolving credit facility during the third quarter of the year. Our primary sources of funds to meet our liquidity and capital requirements include funds generated from operations and borrowings under our revolving credit facility.
We maintain a revolving credit facility with six participating commercial banks. The 2003 Revolving Credit Facility was amended and restated on February 15, 2008, with a current maturity date of April 30, 2013. See Revolving Credit Facility and Note 16 — Subsequent Events to the consolidated financial statements for additional information regarding the amendment and restatement of our revolving credit facility. Provided that we satisfy the applicable requirements under the 2008 Revolving Credit Facility, we may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the 2008 Revolving Credit Facility by up to an additional $25.0 million.
The 2008 Revolving Credit Facility provides for up to $125.0 million in revolving credit loans and letters of credit. Revolving credit loans are limited to the lesser of: (a) $125.0 million less the outstanding principal amount of the Term Loan; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of certain of the Company’s subsidiaries and 50% of outstanding eligible trade letters of credit issued under the 2008 Revolving Credit Facility, and cash on deposit in a pledged account, if any, less in each case the outstanding letters of credit and in the case of (b) above, reserves.
Revolving credit loans under the 2008 Revolving Credit Facility bear interest at either the bank’s prime rate less 1.00% or the Eurodollar Rate plus 1.25%. The Term Loan, if any, bears interest at the Eurodollar Rate plus 1.75%. The Company is charged a fee of 0.125% on the unused balance of the 2008 Revolving Credit Facility. The loan is collateralized by (i) a first priority security interest in certain assets of the Company and the subsidiaries of the Company that are party to the agreement in their capacity as guarantors, (ii) a pledge of all issued and outstanding common stock of each operating domestic subsidiary of the Company, and (iii) an assignment of proceeds of insurance covering collateral.
The 2008 Revolving Credit Facility contains covenants that require certain financial performance and restrict certain payments by the Company including payment of cash dividends and repurchase of our common stock. The financial performance covenants require, among other things, that we maintain a specified level of consolidated net worth, not to exceed a specified consolidated leverage ratio and achieve a specified fixed charge coverage ratio.

As of December 31, 2007, we had no outstanding borrowings under our 2003 Revolving Credit Facility and had availability for borrowing of approximately $33.7 million. Outstanding letters of credit under the 2003 Revolving Credit Facility totaled approximately $31.7 million at December 31, 2007. The maximum amount of advances outstanding during 2007 under the 2003 Revolving Credit Facility was $28.3 million. The highest balance of letters of credit outstanding under the 2003 Revolving Credit Facility during the year ended December 31, 2007 was approximately $78.2 million attained during June 2007, with an average balance outstanding for the year of $45.9 million.
We, in the normal course of business, issue binding purchase orders to secure product for future sales to our customers. At December 31, 2007, these open purchase orders amounted to approximately $48.0 million, of which approximately $28.5 million were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit will be received during the first six months of 2008. In addition, there were standby letters of credit for approximately $3.2 million related to other matters.
The 2003 Revolving Credit Facility contained an aggregate limit of $1.5 million on the repurchase of our common stock. As of October l, 2005, we had repurchased a net amount of approximately $2.5 million of our common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the 2003 Revolving Credit Facility provided a waiver of the default and amended the 2003 Revolving Credit Facility to permit us to repurchase our common stock in an aggregate amount of $10.0 million. The holders of senior debt did not waive the default. In the absence of such waiver, we elected in 2005 to prepay the outstanding balance of approximately $4.7 million, which was subject to a prepayment penalty of approximately $160,000.
Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases, minimum royalty payments, and other obligations are as follows:
Payments Due By Period

		Less
		than 1	1 – 3	4 – 5	After 5
(in thousands)	Total	Year	Years	Years	Years
Long-term debt	$74	$41	$33	$—	$—
Deferred compensation	64	8	16	16	24
Operating leases	76,379	4,943	10,248	9,656	51,532
Royalty payments	7,360	3,008	3,664	688	—
Standby letters of credit	3,201	3,201	—	—	—
Open purchase orders	48,012	48,012	—	—	—
Other commitments	252	84	168	—	—

Total (1)	$135,342	$59,297	$14,129	$10,360	$51,556

(1)	Contingent obligations such as those relating to uncertain tax positions (i.e. FIN 48 obligations) generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $1.6 million related to uncertain tax positions, which includes an estimate for interest and penalties.
Net cash used in continuing operating activities was $25.0 million for the year ended December 31, 2007, as compared to net cash provided by continuing operating activities of $14.4 million and $14.9 million in 2006 and 2005, respectively. The decrease in net cash provided by continuing operating activities in 2007 as compared with 2006 was the result of the decrease in net income in 2007 coupled with the build up in accounts receivables and inventory from customer requested delayed shipments of goods throughout the fourth quarter of 2007 and into 2008 due to the weak retail environment and the $4.1 million in cash used to purchase the Directors and Officers Insurance Related Policy on December 3, 2007. The majority of the $15.2 million build up in receivables was collected in early 2008, with the exception of the $4.3 million receivable for the landlord allowance reimbursement for the new facility lease scheduled to be received later in 2008. See New Facility Lease and Note 10 — Commitments and Contingencies to the consolidated financial statements for additional information. The decrease in net cash provided by operating activities in 2006 as compared with 2005 was primarily the result of the decrease in net income in 2006 somewhat offset by the change in deferred tax balances between years.
Net cash used in continuing investing activities was approximately $4.0 million for the year ended December 31, 2007, as compared to net cash provided of $6.8 million and $36.0 million in 2006 and 2005, respectively. The $10.8 million decrease in net cash provided by continuing investing activities in 2007 as compared with 2006 was primarily the result of $4.1 million in capital expenditures, most of which are related to the new facility and $10.1 million of net short term investment proceeds in 2006. Net proceeds of short term investments were $39.4 million in 2005.

Net cash provided by financing activities was approximately $125,000 for the year ended December 31, 2007 as compared to approximately net cash used of $12.5 million and $13.8 million in 2006 and 2005, respectively. During 2006, the primary use of cash in financing activities was the payment of $12.8 million of factor advances assumed as part of the Shane Hunter acquisition. During 2005, the primary use of cash in financing activities was the purchase of treasury stock and the repayment of long term debt.
We believe that the borrowings available to us under the 2008 Revolving Credit Facility along with cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize letters of credit and are a party to operating leases. It is currently not our business practice to have material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes payable. Management bases its estimates on historical information and experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of conditions, which differ from those assumed.
The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:
Allowances for Customer Returns and Adjustments
We reserve for customer returns, trade discounts, advertising allowances, customer chargebacks, and for sales and markdown allowances granted to customers at the end of selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends, and (c) specific agreements or negotiated amounts with customers.
Further, while we believe that we have negotiated all substantial sales and markdown allowances with our customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for on goods shipped prior to year end and others may be requested by customers for the concluded seasons. Likewise, should the performance of our products at retail establishments exceed our historical performance levels and result in favorable settlements of previously reserved amounts, we may reduce our recorded allowances.
Income Taxes
We account for income taxes under the asset and liability method in accordance with FAS No. 109, “Accounting for Income Taxes.” We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
We evaluate the realizability of deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, we consider whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider all available evidence, both positive and negative, in making this assessment.
If we determine that we expect to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made. Alternatively, if we determine that we no longer expect to realize a portion of our net deferred tax assets, an increase in the deferred tax asset valuation allowance would increase income tax expense in the period such determination is made.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the largest amount of the benefit that is more likely than not to be sustained in the financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in the financial statements. We recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statement of operations. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of our retained earnings as of January 1, 2007.
Prior to 2007, we determined our tax contingencies in accordance with FAS No. 5 “Accounting for Contingencies.” We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.
Inventory Reserves
We analyze out-of-season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, we provide reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed our net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends, and quantities on hand. Some of our products are “classics” and remain saleable from one season to the next and therefore generally no reserves are required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, additional profit will be realized.
Discontinued Operations
We have reclassified from continuing operations the results of operations and financial position of the Marisa Christina and David Brooks divisions separately as discontinued operations in accordance with the provisions of FAS 144.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of FAS 157 on our financial statements, but do not expect it to have a material impact on our financial statements. In February 2008, the FASB issued FASB Staff Position FAS 157-2 to defer FAS 157’s effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We are currently evaluating the impact of this standard on the consolidated financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the provisions of FAS 159 to materially impact our consolidated operating results, financial position, and cash flows.
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. FAS 141R and FAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently reviewing the provisions of FAS 141R and FAS 160 and have not yet determined the impact of these statements on our consolidated operating results, financial position, and cash flows.

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
Our short-term debt has variable rates based on, at our option, the prime interest rate of the lending institution, or the Eurodollar Rate. In addition, we have the option until February 15, 2009 to convert borrowings of up to $25.0 million to a term loan that bears interest at the Eurodollar Rate plus 1.75%. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the revolving credit facility) would have been minimal in 2007 and 2006 due to the negligible short-term borrowings.
In purchasing apparel in international markets, we use letters of credit that require the payment of dollars upon receipt of bills of lading for the products. Prices are fixed in U.S. dollars at the time the letters of credit are issued; therefore, we do not have any reason to engage in derivative financial instruments to mitigate these market risks.

Item 8. Financial Statements and Supplementary Data.
(a) Audited Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hampshire Group, Limited and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 9 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). As allowed in the year of adoption, the Company recorded a charge of $1.3 million to 2007 beginning retained earnings resulting from its initial application of the provisions of FIN 48.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 14, 2008

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

(In thousands, except par value and shares)	2007	2006
Current assets:
Cash and cash equivalents	$48,431	$70,210
Accounts receivable, net	39,652	29,453
Other receivables	7,617	2,426
Inventories, net	22,107	18,453
Deferred tax assets	9,485	7,586
Other current assets	2,395	4,995
Assets of discontinued operations	592	8,671

Total current assets	130,279	141,794
Fixed assets, net	8,315	1,882
Goodwill	8,162	8,162
Intangible assets, net	1,303	1,764
Deferred tax assets	4,231	2,209
Other assets	4,178	94

Total assets	$156,468	$155,905

Current liabilities:
Current portion of long-term debt	$41	$49
Accounts payable	17,429	14,727
Accrued expenses and other liabilities	15,327	30,306
Liabilities of discontinued operations	3,541	2,709

Total current liabilities	36,338	47,791

Long-term debt less current portion	33	12
Noncurrent income tax liabilities	6,852	—
Deferred rent	5,234	—
Other long-term liabilities	1,467	525

Total liabilities	49,924	48,328

Commitments and contingencies (Notes 9, 10, and 16)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at December 31, 2007 and 2006	824	824
Additional paid-in capital	35,977	35,747
Retained earnings	78,189	79,452
Treasury stock, 384,279 shares at cost at December 31, 2007 and 2006	(8,446)	(8,446)

Total stockholders’ equity	106,544	107,577

Total liabilities and stockholders’ equity	$156,468	$155,905

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)	2007	2006	2005

Net sales	$310,793	$329,964	$322,368
Cost of goods sold	236,767	248,998	244,839

Gross profit	74,026	80,966	77,529
Selling, general, and administrative expenses	68,613	68,987	62,695
Investigation, restatement, and related expenses	5,291	6,159	—
Recovery of improper payments	—	—	(6,013)

Income from operations	122	5,820	20,847
Other income (expense):
Interest income	1,698	1,462	1,334
Interest expense	(386)	(152)	(587)
Other, net	(20)	338	257

Income from continuing operations before income taxes and extraordinary item	1,414	7,468	21,851
Provision (benefit) for income taxes	(992)	4,144	10,172

Income from continuing operations before extraordinary item	2,406	3,324	11,679
Loss from discontinued operations, net of taxes	(2,410)	(822)	(265)

Income (loss) before extraordinary item	(4)	2,502	11,414
Extraordinary item — gain on acquisition	—	1,800	—

Net income (loss)	$(4)	$4,302	$11,414

Basic earnings per share:
Income from continuing operations	$0.31	$0.42	$1.43
Loss from discontinued operations, net of taxes	(0.31)	(0.10)	(0.03)
Income per share from extraordinary item	—	0.23	—

Net income (loss)	$—	$0.55	$1.40

Diluted earnings per share:
Income from continuing operations	$0.31	$0.42	$1.43
Loss from discontinued operations, net of taxes	(0.31)	(0.10)	(0.03)
Income per share from extraordinary item	—	0.23	—

Net income (loss)	$—	$0.55	$1.40

Weighted average number of shares outstanding: (1)
Basic weighted average number of common shares outstanding	7,860	7,855	8,153

Diluted weighted average number of common shares outstanding	7,860	7,862	8,168

(1)	Weighted average number of shares outstanding and net income per share reflects the two-for-one stock split effective June 28, 2005.
See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006, and 2005

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2004	4,761,974	$476	$34,450	$86,800	661,341	$(22,380)	$99,346

Net income	—	—	—	11,414	—	—	11,414
Retirement of treasury stock	(640,082)	(64)	—	(21,818)	(640,082)	21,882	—
Shares issued pursuant to the two-for-one split	4,121,892	412	—	(412)	41,700	—	—
Purchase of treasury stock	—	—	—	—	335,410	(8,551)	(8,551)
Sale of treasury stock	—	—	57	—	(10,000)	339	396
Shares issued under the Company stock plans	—	—	—	(503)	(17,690)	546	43
Tax benefit from share-based payment arrangements	—	—	316	—	—	—	316
Stock options issued below market value	—	—	1	—	—	—	1
Deferred compensation payable in Company shares	—	—	—	—	307,858	1,385	1,385
Shares held in trust for deferred compensation liability	—	—	—	—	(307,858)	(1,385)	(1,385)

Balance at December 31, 2005	8,243,784	824	34,824	75,481	370,679	(8,164)	102,965

Net income	—	—	—	4,302	—	—	4,302
Purchase of treasury stock	—	—	—	—	32,784	(703)	(703)
Shares issued under the Company stock plans	—	—	—	(331)	(19,184)	421	90
Tax benefits from share-based payment arrangements	—	—	923	—	—	—	923
Deferred compensation payable in Company shares	—	—	—	—	102,568	461	461
Shares held in trust for deferred compensation liability	—	—	—	—	(102,568)	(461)	(461)

Balance at December 31, 2006	8,243,784	824	35,747	79,452	384,279	(8,446)	107,577

FIN 48 cumulative effect of change in accounting principle (See Note 9)	—	—	—	(1,259)	—	—	(1,259)
Net income (loss)	—	—	—	(4)	—	—	(4)
Tax benefits from share-based payment arrangements	—	—	230	—	—	—	230
Deferred compensation payable in Company shares	—	—	—	—	58,100	261	261
Shares held in trust for deferred compensation liability	—	—	—	—	(58,100)	(261)	(261)

Balance at December 31, 2007	8,243,784	$824	$35,977	$78,189	384,279	$(8,446)	$106,544

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(4)	$4,302	$11,414
Less: Loss from discontinued operations, net of taxes	2,410	822	265
Extraordinary gain on acquisition	—	(1,800)	—

Income from continuing operations before extraordinary item	2,406	3,324	11,679
Adjustments to reconcile income from continuing operations before extraordinary item to net cash provided by (used in) operating activities:
Depreciation and amortization	1,359	1,221	903
Loss (gain) on sale of fixed assets	(57)	24	3
Deferred income tax provision (benefit)	(1,706)	845	(3,254)
Deferred compensation expense, net	776	616	877
Tax benefit from employee stock plans and other	(6)	—	317
Excess tax benefits from share-based payment arrangements	(230)	(923)	—
Changes in operating assets and liabilities:
Receivables, net	(14,487)	7,630	5,623
Inventories, net	(3,654)	4,837	(3,197)
Other assets	(4,524)	(43)	968
Liabilities	(4,889)	(3,178)	1,024

Net cash provided by (used in) continuing operating activities	(25,012)	14,353	14,943
Net cash provided by (used in) discontinued operations	1,536	(3,382)	(3)

Net cash provided by (used in) operating activities	(23,476)	10,971	14,940
Cash flows from investing activities:
Purchases of short-term investments	—	(341)	(37,481)
Proceeds from the sale of short-term investments	—	10,395	76,867
Purchases of securities for deferred compensation	—	(602)	(2,010)
Cash used for business acquisitions, net of cash acquired	—	(1,982)	—
Capital expenditures	(4,107)	(689)	(1,472)
Proceeds from sales of fixed assets	130	36	49

Net cash provided by (used in) continuing investing activities	(3,977)	6,817	35,953
Net cash provided by (used in) discontinued operations	5,549	(858)	(2,519)
Net cash provided by (used in) investing activities	1,572	5,959	33,434
Cash flows from financing activities:
Proceeds from line of credit	39,805	31,000	1,200
Repayment of line of credit	(39,805)	(31,000)	(1,200)
Advances repaid to factor	—	(12,775)	—
Purchase of treasury stock, net	—	(703)	(8,155)
Repayment of long-term debt and financing fees on credit facility	(105)	(46)	(5,685)
Excess tax benefits from share-based payment arrangements	230	923	—
Proceeds from issuance of stock under the Company stock plans	—	90	43

Net cash provided by (used in) financing activities	125	(12,511)	(13,797)

Net increase (decrease) in cash and cash equivalents	(21,779)	4,419	34,577
Cash and cash equivalents at beginning of year	70,210	65,791	31,214

Cash and cash equivalents at end of year	$48,431	$70,210	$65,791

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,979	$6,715	$12,426
Cash paid during the year for interest	388	150	551
Equipment acquired under capital lease	85	—	141
Treasury stock acquired from Company stock plan option exercises	—	—	384
Settlement of deferred compensation liabilities with Trading Securities	3,040	—	—
Liabilities for construction in progress	3,165	—	—
See accompanying notes to consolidated financial statements.

Note 1 — Organization and Summary of Significant Accounting Policies
Organization
Hampshire Group, Limited (“Hampshire Group” or the “Company”), through its wholly owned subsidiaries Hampshire Designers, Inc. (“Hampshire Designers”), Item-Eyes, Inc. (“Item-Eyes”), Shane Hunter, Inc. (“Shane Hunter”), and Keynote Services, Limited (“Keynote Services”), engages in the apparel business. The Company’s corporate offices are in Anderson, SC and its sales offices and showrooms are in New York, NY and Los Angeles, CA. Hampshire Designers, Item-Eyes, and Shane Hunter source the manufacture of its products worldwide from manufacturers and its products are sold primarily in the United States to various national and regional department stores, and mass merchant retailers. Keynote Services, a Hong Kong based subsidiary of Hampshire Designers, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.
Summary of Critical and Other Significant Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes payable. The Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but more than 65% of its annual sales historically occur in the third and fourth quarters, primarily due the large concentration of sweaters in the product mix and seasonality of the apparel industry in general. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.
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
Further, while the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for goods shipped prior to year end and others may be requested by customers for the concluded seasons. Likewise, should the performance of the Company’s products at retail establishments exceed its historical performance levels and result in favorable settlements of previously reserved amounts, recorded allowances may be reduced.
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with Statements of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of the Company’s retained earnings as of January 1, 2007. See Note 9 — Income Taxes.
Prior to 2007, the Company determined its tax contingencies in accordance with FAS No. 5, “Accounting for Contingencies.” The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.
Inventory Reserves
The Company analyzes out-of-season merchandise on an individual stock keeping unit or SKU basis to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company’s products are “classics” and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.
Also, the following accounting policies significantly affect the preparation of the consolidated financial statements:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. The fair value of long-term debt is disclosed in Note 7 — Borrowings. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2007 and 2006, due to the short-term nature of the items.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.
Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2007 and 2006, interest bearing amounts were approximately $48.4 million and $69.1 million, respectively. A significant amount of the Company’s cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

Intangible Assets
The Company applies the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, is no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of FAS 142. See Note 5 — Goodwill and Intangible Assets for a discussion of FAS 142 and the annual goodwill and other identifiable intangible assets impairment tests.
The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under FAS 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market multiple approach.
The Company performs its annual impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
The Company also evaluates impairment of other intangible assets when events or changes in circumstances indicate the recovery of the carrying amount should be addressed. Management has evaluated the carrying value of its other intangible assets and has determined that no impairment existed as of December 31, 2007, other than the $140,000 impairment of the
Aqua-Blues® trademark due to reduced sales of this label.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
Other Assets
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against a suit brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly. The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long term assets as the payment covers a six year policy period. The Company recognized expense related to this policy in the amount of $57,000 in 2007 and anticipates recognizing $683,000 in expense in each year from 2008 through 2012 and $626,000 in 2013, which is the end of policy term.
Revenue Recognition
The Company recognizes sales revenue upon shipment of goods to customers, net of discounts, and the Company’s estimate of returns, allowances, and co-op advertising.
Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative expenses.” Total advertising costs for the years ended December 31, 2007, 2006, and 2005 totaled approximately $2.1 million, $2.1 million, and $1.8 million, respectively.
Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in “Selling, general, and administrative expenses.” Total shipping and freight costs for the years ended December 31, 2007, 2006, and 2005 totaled approximately $2.1 million, $2.8 million, and $2.8 million, respectively.

Investigation, restatement, and related expenses
In 2006, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s former management (“Audit Committee Investigation”). “Investigation, restatement, and related expenses” represent expenses related to the investigation as well as related expenses. These related expenses include, but are not limited to, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the investigation, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and the arbitration, with Mr. Kuttner and the lawsuit, and other expenses associated with Messrs. Kuttner, Clayton, and Clark. See Note 10 — Commitments and Contingencies.
Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company’s outstanding stock options. The weighted-average number of shares outstanding and the weighted-average number of diluted shares outstanding are calculated in accordance with FAS No. 128, “Earnings Per Share” (“FAS 128”).
Stock Options
In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment” (“FAS 123R”). This statement is a revision of FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. FAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method.
The Company applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the fiscal years ended December 31, 2007 and 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R, less estimated forfeitures.
The Company recorded no expense related to FAS 123R, as there were no options granted during the years ended December 31, 2007, 2006, and 2005. No options were outstanding at December 31, 2007 and 2006. The Company’s stock-based employee compensation plans are described more fully in Note 12 — Stock Options, Compensation Plans, and Retirement Savings Plan.
Treasury Stock
The Company accounts for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders’ equity. The Company holds repurchased shares in treasury for general corporate purposes, including issuances under various employee compensation plans. When treasury shares are reissued, the Company uses a weighted average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price in excess of purchase costs is treated as additional paid-in capital.
Discontinued Operations
In accordance with the provisions of FAS 144, the accompanying consolidated financial statements reflect the results of operations and financial position of the Marisa Christina and David Brooks divisions separately as discontinued operations.
Presentation of Prior Years Data
Certain reclassifications have been made to data of prior years to conform to the current year presentation.
Recent Accounting Standards
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS 157 on its financial statements, but does not expect it to have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 to defer FAS 157’s effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
(“FAS 159”), permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the provisions of FAS 159 to materially impact its consolidated operating results, financial position, and cash flows.
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R, which provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. FAS 141R and FAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing the provisions of FAS 141R and FAS 160 and has not yet determined the impact of these statements on its consolidated operating results, financial position, and cash flows.
Note 2 — Accounts Receivable and Major Customers
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2007 and 2006 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs, and for sales and markdown allowances of approximately $23.3 million and $19.3 million, respectively.
The Company sells principally to department stores, catalog companies, specialty stores, mass merchants, and other retailers located in the United States. The Company’s sales to four major customers for the year ended December 31, 2007 represented 17%, 15%, 14%, and 10% of total sales. For the year ended December 31, 2006, these four major customers represented 12%, 12%, 14%, and 12% of total sales, and for the year ended December 31, 2005, these four major customers represented 7%, 0%, 26%, and 6% of total sales. At December 31, 2007 and 2006, 69% and 51%, respectively, of the total gross trade receivables were due from these major customers.
Note 3 — Inventories
Inventories at December 31, 2007 and 2006 consist of the following:

(In thousands)	2007	2006
Finished goods	$24,890	$19,834
Work-in-process	168	225
Raw materials and supplies	263	949

Total cost	25,321	21,008
Less: reserves	(3,214)	(2,555)

Inventories, net	$22,107	$18,453

Note 4 — Fixed Assets
Fixed assets at December 31, 2007 and 2006 consist of the following:

(In thousands)	Estimated Useful Lives	2007	2006
Leasehold improvements	5 – 12 years	$1,635	$1,524
Construction in progress	—	6,355	—
Machinery and equipment	3 – 7 years	4,507	3,601
Furniture and fixtures	3 – 7 years	1,336	1,302
Vehicles	3 years	26	249

Total cost		13,859	6,676
Less: accumulated depreciation		(5,544)	(4,794)

Fixed assets, net		$8,315	$1,882

The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The Company estimates capital expenditures related to the new space made in fiscal year 2007 and to be made in fiscal year 2008 will be in an amount not to exceed $12.8 million. Capital expenditures through December 31, 2007 have been classified as construction in progress. The net cash outlays related to these capital expenditures are expected not to exceed $8.5 million, as the lease provides for $4.3 million in landlord allowance reimbursements that are projected to be collected in 2008. These incentives will be recorded as a reduction of rent expense over the life of the lease. The Company began to occupy the new office space in February 2008.
Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was approximately $866,000, $846,000, and $903,000, respectively.
Note 5 — Goodwill and Other Intangible Assets
The Company applies the provisions of FAS No. 141, “Business Combinations” (“FAS 141”), and FAS 142. FAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.
The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting unit as defined under FAS 142 to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. In the fourth quarter 2007, the Company determined fair value based on a market multiple model. No impairment of goodwill existed.
In fiscal year 2006, the Company acquired substantially all of the net assets of Shane-Hunter, Inc. See Note 14 — Acquisitions and Discontinued Operations. The Company acquired intangible assets in the form of a trademark and a non-competition agreement totaling approximately $233,000 and $1.9 million, respectively.
The following tables highlight the Company’s goodwill and intangible assets:

	December 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$8,162	$—	$8,162	$—

Amortized Intangibles:
Trade name and trademark - 5 years	233	233	233	47
Non-competition agreement - 6 years	1,906	636	1,906	328
Other - 5 years	33	—	—	—

Amortized intangibles	2,172	869	2,139	375

	$10,334	$869	$10,301	$375

(In thousands)	2007	2006	2005
Amortization Expense:
Trade name and trademark	$186	$47	$—
Non-competition agreement	308	328	—
Other	—	—	—

	$494	$375	$—

The amortization expense of the trade name and trademark during 2007 includes an impairment of $140,000 on the Aqua-Blues® label due to reduced sales under this label. The expected amortization expense for the fiscal years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $325,000, $325,000, $325,000, $323,000, and $5,000, respectively.
Note 6 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2007 and 2006 consist of the following:

(In thousands)	2007	2006
Reserve for supplier disputes	$5,081	$7,512
Compensation, benefits, and related taxes	4,481	6,612
Income tax reserves	1,703	7,047
Royalties	643	716
Deferred compensation	8	3,368
Other	3,411	5,051

Accrued expenses and other liabilities	$15,327	$30,306

Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at December 31, 2007 for such unresolved matters.
Note 7 — Borrowings
Long-Term Debt
Long-term debt at December 31, 2007 and 2006 consists of the following:

(In thousands)	2007	2006
Notes payable in monthly installments of approximately $4 and $3 including interest at 5.23% and 5.66%, respectively, collateralized by certain equipment	$74	$61

Total long-term debt	74	61
Less: amount payable within one year	(41)	(49)

Amount payable after one year	$33	$12

The fair value of the long-term debt at December 31, 2007 and 2006, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.
Revolving Credit Facility
The Company maintains a revolving credit facility, which was originally entered into in 2003 (the “2003 Revolving Credit Facility”) with six participating commercial banks, including HSBC Bank USA, National Association as a bank and as agent. The 2003 Revolving Credit Facility, was scheduled to mature on April 30, 2007, but was extended until February 15, 2008 and was subsequently amended and restated as of that date. See Note 16 — Subsequent Events. The 2003 Revolving Credit Facility provided for up to $100.0 million in revolving line of credit borrowings and issuance of letters of credit.

Advances under the 2003 Revolving Credit Facility bore interest at either the bank’s prime rate less 0.25% or, at the option of the Company, a fixed rate of the Eurodollar Rate plus 1.80%, for a fixed term not to exceed 180 days. The Company was charged a fee of 0.125% on the unused balance of the 2003 Revolving Credit Facility.
The loan was collateralized principally by the trade accounts receivable and inventories of the Company’s subsidiaries and a pledge of the common stock of such subsidiaries. At December 31, 2007, there was approximately $31.7 million outstanding under letters of credit. No advances were outstanding under the 2003 Revolving Credit Facility at December 31, 2007, which resulted in availability for borrowing of approximately $33.7 million.
Financial Covenants
The 2003 Revolving Credit Facility contained covenants that required certain financial performance and restricted certain payments by the Company. The financial performance covenants required, among other things, that the Company maintain specified levels of consolidated net worth, not to exceed a specified consolidated leverage ratio and achieve a specified fixed charge ratio. It also restricted payments by the Company of cash dividends to stockholders and the repurchase of the Company’s common stock.
The 2003 Revolving Credit Facility originally contained an aggregate limit of $1.5 million on the repurchase of the Company’s common stock. As of October l, 2005, the Company had repurchased a net amount of $2.5 million of its common stock and had made commitments to repurchase an additional amount of $351,000. Upon request of the Company, the participating banks in the 2003 Revolving Credit Facility provided a waiver of the default and amended the 2003 Revolving Credit Facility to permit the Company to repurchase its common stock in an aggregated amount of $10.0 million. The holders of the senior debt did not waive the default. In the absence of such waiver, the Company elected in 2005 to prepay the remaining balance of $4.7 million outstanding, which amount was subject to a prepayment penalty of approximately $160,000.
The Company’s trade account receivables and inventories were pledged as collateral under the 2003 Revolving Credit Facility. The 2003 Revolving Credit Facility restricted payments by the Company of cash dividends to stockholders and the repurchase of the Company’s common stock.
The Company amended and restated the 2003 Revolving Credit Facility, and extended it for five years, on February 15, 2008 (“2008 Revolving Credit Facility”). See Note 16 — Subsequent Events.
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
Management reported the misconduct to the Company’s Audit Committee, who then engaged outside counsel to conduct an independent review of the matter. The Company considered pursuing legal remedies against the former employees but reached a settlement prior to the commencement of proceedings. Pursuant to the settlement, the Company received $6.0 million net of expenses incurred in connection with the investigation and settlement of the matter, which included $1.4 million received from a former employee relating to an employment contract termination settlement recorded in the fourth quarter of 2004 as an expense in “Selling, general, and administrative expenses.” The settlement has been included in the consolidated statement of income for the year ended December 31, 2005 as “Recovery of improper payments” due to its unusual nature.

Note 9 — Income Taxes
The provision (benefit) for income taxes from continuing operations consists of the following:

(In thousands)	2007	2006	2005
Current:
Federal	$88	$2,469	$10,314
State and local	626	830	3,112

Total current	714	3,299	13,426
Deferred:
Federal	(1,620)	720	(2,456)
State and local	(86)	125	(798)

Total deferred	(1,706)	845	(3,254)

Total tax provision (benefit)	$(992)	$4,144	$10,172

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Deferred tax assets:
Account receivable reserves	$2,078	$2,202
Inventory reserves	2,009	2,176
Unrecognized tax benefits	3,441	1,548
All other accrued expenses	6,510	3,459
Deferred compensation	488	1,691
Net operating loss carryforwards	1,786	1,491
Other	353	377
Valuation allowances	(1,685)	(2,079)

Total deferred tax assets	14,980	10,865
Deferred tax liabilities:
Basis in intangible assets	(1,264)	(1,070)

Net deferred tax assets	$13,716	$9,795

The net deferred tax assets at December 31, 2007 and 2006 are recognized on the consolidated balance sheets as follows:

(In thousands)	2007	2006
Current deferred tax assets	$9,485	$7,586
Long term deferred tax assets	4,231	2,209

Net deferred tax assets	$13,716	$9,795

The following table reconciles income tax provision (benefit) from continuing operations computed at the U.S. federal statutory tax rates to income tax provision (benefit):

(In thousands)	2007	2006	2005
Federal income tax rate	35%	35%	35%

Rate applied to pre-tax income	$495	$2,614	$7,648
State taxes, net of federal tax benefit	351	552	1,496
Changes in contingent tax liabilities	—	559	981
Changes in uncertain tax positions	(1,490)	—	—
Changes in valuation allowances	(395)	28	327
Permanent differences, net	89	391	(136)
Other, net	(42)	—	(144)

Provision (benefit) for income taxes	$(992)	$4,144	$10,172

On January 1, 2007, the Company adopted the provisions of FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be realized upon settlement with the taxing authority. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statements of operations.
As a result of the implementation of FIN 48, the Company recognized an increase of $4.7 million in the liability for unrecognized tax benefits, which was accounted for as a $1.3 million decrease to the January 1, 2007 balance of retained earnings. After the implementation of FIN 48, the Company’s liability for unrecognized tax benefits as of January 1, 2007 was $11.8 million, including accrued interest of $2.8 million and penalties of $257,000. As of December 31, 2007, the Company’s liability for unrecognized tax benefits was $8.6 million, including accrued interest of $2.4 million and penalties of $275,000. If the Company were to recognize these benefits, the effective rate would reflect a favorable net impact of $3.5 million. During 2007, the Company recognized a net benefit for interest of $264,000. The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.6 million, including interest of approximately $451,000 due primarily to the settlement of certain state liabilities associated with the 2004 and 2005 Internal Revenue Service examinations and the lapsing of statutes related to certain compensation and benefit tax positions within twelve months of December 31, 2007.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)
Gross unrecognized tax benefits at January 1, 2007	$8,707
Increases in tax positions for prior years	23
Decreases in tax positions for prior years	(324)
Increases in tax positions for current year	747
Settlements	(949)
Lapse in statute of limitations	(2,272)

Gross unrecognized tax benefits at December 31, 2007	$5,932

The statute of limitations with respect to the Company’s 2002 federal income tax return lapsed in June 2007, and the related net tax benefits of $1.4 million, including interest of $300,000 net of tax benefits, were recognized in the quarter then ended. In addition, the statute of limitations with respect to the Company’s 2003 federal income tax return lapsed in September 2007 and the related net tax benefits of $1.3 million, including interest of $300,000 net of tax benefits, were recognized in the quarter then ended. With limited exceptions, the statute of limitations for state income tax returns has lapsed for periods 2001 and prior.

At December 31, 2007, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $3.9 million, which expire in varying amounts from 2019 to 2025. These federal net operating loss carryforwards were obtained in the acquisition of Marisa Christina on May 20, 2006. The Company has state net operating loss carryforwards of $6.3 million at December 31, 2007 expiring from 2021 to 2027. Approximately $663,000 of these state net operating loss carryforwards were obtained in the acquisition of Marisa Christina on May 20, 2006; the remainder of the state net operating loss carryforwards were established during 2006 and 2007 from continuing operations. Valuation allowances have been established for a substantial portion of these federal and state net operating loss carryforwards due to the uncertainty of their future usage. The Company utilized net operating loss carryforwards of $126,000 in 2006 and none in 2007.
Other Tax Matters
In August 2007, the Company was informed by a state taxing authority that it was going to audit payroll withholding taxes of one of its subsidiaries for the years 2004 and 2005. The settlement amount related to the examination was $47,000, including interest.
In October 2007, the Company received notice from the Internal Revenue Service that it completed its examination of the Company’s 2004 and 2005 tax returns. The settlement amount related to the examination was $328,000, including interest. Also, in relation to this settlement, net tax benefits of $164,000, including interest of $134,000 net of tax benefits, were recognized in the fourth quarter.
Note 10 — Commitments and Contingencies
The Company leases premises and equipment under operating leases having terms from month-to-month to fifteen years and six months. At December 31, 2007, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2008	$4,943
2009	5,050
2010	5,198
2011	5,084
2012	4,572
Thereafter	51,532

$76,379

Future rental revenue to be received under non-cancellable subleases was approximately $3.6 million as of December 31, 2007.
The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The lease provides for minimum payments of $65.6 million over the lease term. The Company’s possession of the space commenced in September 2007 and lease payments will begin in March 2008. The lease includes guaranteed minimum consumer price index (“CPI”) increases commencing in 2009 and tiered rent escalations commencing in 2010. The lease and associated incentives are being amortized on a straight-line basis over the expected lease term, including any rent holidays, guaranteed minimum CPI increases, and tiered rent escalations. The Company incurred $1.2 million in non-cash lease expense in 2007 related to this lease and expects to incur $670,000 in non-cash lease expense to this lease in 2008.
For the years ended December 31, 2007, 2006, and 2005, rent expense for operating leases was approximately $4.0 million, $2.4 million, and $2.1 million, respectively.

The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments as of December 31, 2007 are set forth in the table below:

Year	(In thousands)
2008	$3,008
2009	1,779
2010	1,885
2011	688

$7,360

For the years ended December 31, 2007, 2006, and 2005, royalty expenses for licensing were approximately $4.2 million, $4.3 million, and $3.8 million, respectively.
The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2007 these open purchase order commitments amounted to approximately $48.0 million, of which approximately $28.5 million were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2008, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $3.2 million related to other matters.
The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the reserve established for supplier disputes outlined in Note 6 — Accrued Expenses and Other Liabilities. If the Company determined that this reserve was no longer needed and was released, the bonus payments could be as much as $584,000.
On July 18, 2006, a stockholder derivative suit was filed in the United States District Court for the District of South Carolina naming as defendants Mr. Kuttner, the former Chief Executive Officer, former Chairman, and current director, and Roger Clark, the former Vice President of Finance and Principal Accounting Officer, and Directors Joel Goldberg, Michael Jackson, Harvey Sperry, and Irwin Winter, as well as naming the Company as a nominal defendant. The complaint alleged, among other things, that the named individual defendants breached their fiduciary duties to the Company, abused control relationships, engaged in gross mismanagement of the Company, wasted Company assets, and were unjustly enriched. On September 19, 2006, the defendants filed motions to dismiss the complaint for failure to meet the pleading requirements for derivative actions. The plaintiff filed an amended complaint on November 15, 2006, adding Charles Clayton, the former Chief Financial Officer, Treasurer, and Senior Vice President as a defendant, and the defendants again moved to dismiss. Following oral argument, the court provided the plaintiff an additional opportunity to amend the complaint. The plaintiff filed a second amended complaint on January 10, 2007, and the defendants renewed their motions to dismiss. On April 13, 2007, the court granted the defendants’ motions and dismissed the suit. No appeal was taken. On May 23, 2007, the plaintiff’s counsel made a formal “demand” that the Company institute legal proceedings against certain of its current and/or former officers and directors within 90 days. The Company subsequently responded rejecting the demand for artificial deadlines and reaffirmed its commitment to take all necessary and appropriate actions in the best interests of its shareholders.
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company, but resumed in March 2008. The Company intends to contest vigorously Mr. Kuttner’s claim. In his amended claim filed in July 2007, Mr. Kuttner sought a declaratory judgment that he was not liable to the Company for claims that the Company may have against him.

On March 7, 2008, as a result of the Audit Committee Investigation, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Messrs. Kuttner, Clayton, and Clark. The complaint asserts claims against Mr. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion. The Company’s claims are based on a pattern of misconduct by Mr. Kuttner, assisted by Messrs. Clayton and Clark, over many years to fraudulently take money from the Company and to deny the government taxes that were duly owed. This misconduct includes Mr. Kuttner’s submission of false expense reports in knowing violation of Company policy and corruptly encouraging others to do so as well; knowingly causing the Company to involve Company employees in making improper charitable donations; violating the terms of deferred compensation plans, which compromised the deductibility of those payments and caused substantial tax deductions for the Company to be placed at risk; knowingly precluding the Company from registering to do business in New York for the purpose of reducing tax obligations; and knowingly misusing Company assets for personal gain. The Company seeks damages in an amount to be determined by the Court, including the costs of the Audit Committee Investigation, reimbursement for the fraudulent and unsubstantiated expenses, restatement and relisting costs, costs relating to the increase in the Company’s tax liability due to, among other things, the compensation and tax schemes, and disgorgement of incentive-based compensation paid to Messrs. Kuttner, Clayton, and Clark.
The SEC and the U.S. Attorney’s Office are currently investigating certain issues identified during the Audit Committee Investigation. The Company is cooperating with both the investigations of the SEC and U.S. Attorney’s Office. As of December 31, 2007, the Company had incurred fees and expenses of approximately $11.5 million in connection with the Audit Committee Investigation, restatement of financial statements, the investigations by the SEC and the U.S. Attorney’s Office, and related matters. Expenses of $5.3 million and $6.2 million are included within “Investigation, restatement, and related expenses” in the 2007 and 2006 consolidated statements of operations, respectively. The Company expects to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the lawsuit against Messrs. Kuttner, Clayton, and Clark, and related matters. The Company cannot predict the total cost but believes that future costs may be material.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Note 11 — Capitalization
On March 17, 2005, the Board approved a two-for-one stock split of issued common stock payable June 28, 2005 to stockholders of record at the close of business as on May 31, 2005. As a result of the stock split, stockholders of record received one additional share of common stock for each share of common stock held on the record date. The stock split resulted in the distribution of 4,121,892 additional shares of common stock, which included 640,082 shares used from the Company’s treasury stock account. Upon completion of the stock split, the number of issued shares of common stock was 8,243,784 of which 83,400 shares were held as treasury stock.
The Board has from time-to-time authorized the repurchase of shares of the Company’s common stock. On March 17, 2005, the Board approved the repurchase of up to 400,000 shares (post-split) of the Company’s outstanding common stock. In addition, on April 26, 2006, the Board approved the repurchase of up to 1,000,000 additional shares of the Company’s outstanding stock. The repurchases were conducted through open market or privately negotiated transactions.
The Company repurchased 32,784 and 335,410 shares of its common stock at a cost of $703,000 and $8.6 million in 2006 and 2005, respectively. Repurchases of shares of the Company’s common stock under this plan were suspended upon the commencement of the Audit Committee Investigation. See Note 1 — Organization and Summary of Significant Accounting Policies — Investigation, restatement, and related expenses.
Note 12 — Stock Options, Compensation Plans, and Retirement Savings Plan
The Company registered 3,000,000 shares of its common stock under the Securities Act of 1933, as amended, to be issued with regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. The ability to issue new options under the plans expired during 2005 and with the 2006 exercise of the remaining outstanding options, the plans themselves, expired.

Stock Options
Options to purchase Hampshire Group, Limited common stock were granted at the discretion of the Board to executives and key employees of the Company and its subsidiaries. The vesting of options varied from immediate vesting to vesting five years from date of grant and had a maximum term of ten years.
Stock option activity was as follows:

		Weighted Average
(In thousands)	Number of Options	Exercise Price
Outstanding — December 31, 2004	74,184	$6.99
Granted	—	—
Exercised	(55,000)	7.78
Canceled or expired	—	—

Outstanding — December 31, 2005	19,184	4.71
Granted	—	—
Exercised	(19,184)	4.71
Canceled or expired	—	—

Outstanding — December 31, 2006	—	—

At December 31, 2007, there were no stock options outstanding. Option balances, activity, and weighted average exercise price prior to June 28, 2005 have been adjusted to reflect the two-for-one stock split.
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
The Company has established a trust to which it delivered the shares of the Company’s common stock following the end of each plan year to satisfy such elections. The deferred compensation liability and the Company’s shares are presented as offsetting amounts in the stockholders’ equity section.
Distributions from the plan commenced on January 15, 2003. 700,000 shares valued at approximately $10.0 million have been distributed through December 31, 2007. The remaining 58,100 shares will be distributed to the participants in accordance with their elections.
Deferred Compensation Plans
In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the former CEO of Hampshire Designers, Inc., the Company accrued aggregate deferred compensation of $1.5 million. The deferred compensation plan accrued interest at the Company’s effective investment rate during periods when the Company had cash invested and at the Company’s borrowing rate with its lead bank during periods when the Company is borrowing cash. Mr. Warsaw retired effective December 31, 2005 and $500,000 was distributed to Mr. Warsaw in January 2006.
The Company identified issues with its deferred compensation plans that required remediation. As a part of this remediation plan, the Company was required to accelerate the payment of the remaining balance of Mr. Warsaw’s deferred compensation during 2006 due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. In 2006, the Board approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $484,000.
As part of his employment agreement, the Company had agreed to make contributions to a deferred compensation plan on behalf of Mr. Kuttner. For the year ended December 31, 2006, the Company contributed $221,000 to the plan. Contributions to the plan ceased upon the termination of Mr. Kuttner’s employment on September 25, 2006. The cumulative amount left in the Company could accrue interest at 110% of the Applicable Federal Long Term Interest Rate, or earn a return based on an investment in common stock of publicly traded companies or mutual funds, as reported at market value. As part of aforementioned remediation plan, the Company paid the balance of the plan assets to Mr. Kuttner in September 2007.

As part of his employment agreement, the Company had agreed that Mr. Clayton may defer up to 60% of his incentive compensation plus any increase in base salary, not to exceed 45% of total compensation. For the year ended December 31, 2006, the Company contributed $37,000 to the plan. Contributions to the plan ceased upon the termination of Mr. Clayton’s employment on September 25, 2006. The cumulative amount left in the Company, could accrue interest at 110% of the Applicable Federal Long Term Interest Rate, or earn a return based on an investment in common stock of publicly traded companies or mutual funds, as reported at market value. As part of aforementioned remediation plan, the Company paid the balance of the plan assets to Mr. Clayton in September 2007.
In accordance with the letter agreement dated October 8, 2007 with Michael Culang, the Company’s interim Chief Executive Officer and President, the Company agreed to provide Mr. Culang a deferred bonus of $500,000 in December 2007. In addition, the agreement called for the Company to defer any payments of his 2007 annual bonus that would cause his aggregate compensation to be in excess of $1.0 million. As of December 31, 2007, the Company deferred $228,000 of Mr. Culang’s 2007 performance bonus that would have been payable in December 2007. In addition, his remaining 2007 bonus of approximately $92,000, which is payable during the first quarter of 2008, will be deferred. As required by his letter agreement, the Company will place these funds in a Rabbi Trust and accrue interest on the balance at the rate of 5.32% per annum. The deferred compensation and applicable accrued interest will be paid out upon termination of his employment or change of control of the Company in a means that conforms with the requirements of the Internal Revenue Code Section 409(A).
The liability for deferred compensation was included within “Accrued expenses and other liabilities” (current portion of $0 at December 31, 2007 and $3.4 million at December 31, 2006) and other long term liabilities (long term portion of $728,000 and $56,000 at December 31, 2007 and 2006, respectively) on the consolidated balance sheets. Plan assets of $3.0 million were included within “Other current assets” on the consolidated balance sheet as of December 31, 2006. The plan assets were used in 2007 to settle the liabilities to Mr. Kuttner and Mr. Clayton and therefore no plan assets remained at December 31, 2007.
Retirement Savings Plan
The Company and certain subsidiaries have 401(k) retirement savings plans under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company’s matching contribution is determined annually at the discretion of the Board. Matching contributions for the years ended December 31, 2007, 2006, and 2005 were approximately $250,000, $237,000, and $157,000, respectively. All Company matching contributions vest fully after six years of employment.
Note 13 — Related Party Transactions
An investment of $191,000 of Mr. Kuttner’s deferred compensation funds was made with Ironwood Partners LLC (“Ironwood”) at the direction of Mr. Kuttner in August of 2005. Mr. Michael Jackson, a Director and interim Chairman of the Board, is a principal of Ironwood.
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
The Company entered into a service agreement with an affiliated company, owned by certain officers of Item-Eyes, Inc., to warehouse and distribute a portion of its women’s related sportswear products. The service agreement provided that a fee be paid on a per unit shipped basis. The service agreement expired August 31, 2005 and the warehouse function of Item-Eyes was transferred to an unrelated third-party. Fees paid for the year ended December 31, 2005 were $792,000, and are included in “Selling, general, and administrative expenses” in the consolidated statements of operations.
Subsequent to the sale of the Company’s apartment in 2003 to a company of which Mr. Kuttner has beneficial ownership, the Company has paid certain ongoing costs of the apartment, such as utilities, in exchange for the right to utilize the apartment from time to time. For the years ended December 31, 2006 and 2005, these payments were approximately $29,000 and $20,000, respectively.

Mr. Harvey Sperry, a Director of the Company, retired as a partner of the law firm of Willkie Farr & Gallagher LLP in March of 2000. The firm has served as legal counsel for the Company since 1977. In such capacity, for the years ended December 31, 2007, 2006, and 2005, this firm was paid approximately $2.4 million, $1.2 million, and $111,000, respectively.
The Company leased two buildings from a company in which Mr. Kuttner has a 96% beneficial ownership and Mr. Clayton, who has a 4% beneficial ownership. Rent expense under such leases for the years ended December 31, 2006 and 2005 was approximately $14,600 and $88,000, respectively. This lease expired on April 30, 2006.
On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building located in Anderson, SC with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. Commencing February 1, 2006, the Company started utilizing the building as its administrative offices. The Company occupies approximately 65% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. During 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. In 2007, the Company leased the remaining unused space at comparable terms to the original lease. Lease payments made by the Company related to this facility were approximately $286,000 and $237,000 during the years ended December 31, 2007 and 2006, respectively.
Note 14 — Acquisitions and Discontinued Operations
Acquisitions
On October 3, 2005, the Company acquired certain assets of the David Brooks business for $2.5 million in cash. The assets purchased consisted primarily of inventory and the David Brooks® trade name. Under the terms of the purchase agreement, the Company was required to make additional payments to the seller through 2008 based on a percentage of net sales of products bearing the name David Brooks®. The business was located in Brockton, MA with sales offices and showrooms in several major U.S. cities.
On January 5, 2006, the Company purchased substantially all of the assets and business of Shane-Hunter, Inc. as of January 1, 2006. The purchase price for the net assets and business was $2.0 million. Shane Hunter is based in San Francisco, CA, with an office in Los Angeles, CA, and is primarily engaged in the sale of junior’s and children’s apparel to mass merchant retailers. The principals of Shane-Hunter, Inc. have continued with the business as its co-presidents.
On May 20, 2006, the Company acquired Marisa Christina, Incorporated (“Marisa Christina”) for approximately $4.8 million. The Company determined that Marisa Christina had a net asset value of $6.6 million, which included $4.1 million of cash acquired. Therefore, pursuant to FAS 141, the Company recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price.
Discontinued Operations
In May 2007, as a part of the Company’s review of its portfolio of labels, business lines, and divisions, the Company decided to cease domestic activities of Marisa Christina. Operating activities related to fulfilling Marisa Christina commitments continued into December 2007, and final shipments of inventory occurred in January 2008.
On November 2, 2007, as part of the review of its portfolio, the Company sold the inventory, trade names, certain other assets, and assigned certain obligations of its David Brooks business for approximately $5.6 million in cash. The buyer assumed the Company’s obligation to make payments through 2008 based on a percentage of the net sales of products bearing the name David Brooks®. The Company incurred a loss of $872,000 on the sale of David Brooks, which includes $306,000 of personnel severance costs. On the same day, the Company sold the world-wide rights, excluding Japan, to the Marisa Christina® trademarks as well as other rights for $200,000, which was recognized as a gain. In connection with these transactions, the Company entered into a consent and waiver to the 2003 Revolving Credit Facility pursuant to which the Banks agreed to waive compliance with terms of the 2003 Revolving Credit Facility to the extent that such terms would prohibit these transactions.
In accordance with the provisions of FAS 144, the accompanying consolidated financial statements reflect the results of operations and financial position of the Marisa Christina and David Brooks divisions separately as a discontinued operation in the current and prior fiscal years.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations at December 31, 2007 and 2006 were as follows:

(In thousands)	2007	2006
Accounts receivable, net	$387	$4,003
Other receivables	31	15
Inventories, net	19	3,686
Other current assets	126	222
Fixed assets, net	29	82
Goodwill	—	230
Intangible assets, net	—	426
Other assets	—	7

Assets of discontinued operations	$592	$8,671

Accounts payable	$803	$2,101
Accrued expenses and other liabilities	2,738	608

Liabilities of discontinued operations	$3,541	$2,709

The statement of operations for the discontinued operations is as follows:

(In thousands)	2007	2006	2005
Net sales	$11,713	$17,955	$1,913

Gross profit	3,272	7,181	528

Loss on discontinued operations before income taxes	(3,659)	(1,326)	(450)
Loss on sale of business	(672)	—	—
Income tax benefit	1,921	504	185

Loss from discontinued operations, net of taxes	$(2,410)	$(822)	$(265)

Note 15 — Earnings Per Share
Set forth in the table below is the reconciliation by year of the numerator (income from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares(1)	Amount
2007:
Basic income from continuing operations	$2,406	7,860	$0.31
Effect of dilutive securities:
Stock options	—	—	—

Diluted income from continuing operations	$2,406	7,860	$0.31

2006:
Basic income from continuing operations	$3,324	7,855	$0.42
Effect of dilutive securities:
Stock options	—	7	—

Diluted income from continuing operations	$3,324	7,862	$0.42

2005:
Basic income from continuing operations	$11,679	8,153	$1.43
Effect of dilutive securities:
Stock options	—	15	—

Diluted income from continuing operations	$11,679	8,168	$1.43

(1)	The number of shares of common stock and per share income has been adjusted for the two-for-one stock split effective June 28, 2005.
Note 16 — Subsequent Events
Renewal of Credit Facility
On February 15, 2008, the Company amended and restated its 2003 Revolving Credit Facility by entering into an Amended and Restated Credit Agreement and Guaranty (the “2008 Revolving Credit Facility” or “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks.
The Credit Facility has a term of five years and matures on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that the Company satisfies the applicable requirements under the Credit Facility, the Company may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the Credit Facility up to an additional $25.0 million. The Term Loan must be repaid in monthly installments of principal based on a five-year amortization schedule, with the remaining balance being due at the end of the term of the Credit Facility. The actual amount of revolving credit (including letters of credit) available under the Credit Facility is determined by measurements based on the Company’s cash collateral, receivables, inventory, and other criteria. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change and accuracy of representation and warranties. The Credit Facility is available to provide working capital and the trade letters of credit will be used for the importation and purchase of inventory.
The Company, in its discretion, may prepay outstanding principal in whole or part together with accrued interest at any time. The Credit Facility requires the Company to prepay outstanding principal and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The Credit Facility also contains customary provisions that enable the Agent to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of a covenant, insolvency, bankruptcy, a change of control of the Company and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected.

The obligations under the Credit Facility are secured by (i) a first priority security interest in certain assets of the Company and the subsidiaries of the Company that are party to the Credit Facility, in their capacity as guarantors, (ii) a pledge of all issued and outstanding common stock of each operating domestic subsidiary of the Company, and (iii) an assignment of proceeds of insurance covering collateral.
Interest accrues on outstanding indebtedness under revolving credit loans at an annual rate equal to either: (a) HSBC’s prime rate then in effect minus 1.00% or (b) the Eurodollar Rate plus 1.25%. Interest accrues on the Term Loan at a rate equal to the Eurodollar Rate plus 1.75%. All interest is calculated on the basis of actual number of days outstanding in a year of 360 days. In addition, the Credit Facility requires the Company to pay certain customary fees, costs, and expenses of the Banks and the Agent.
Long-Term Bonus Plan
On February 28, 2008, the Executive Committee of the Board adopted the Hampshire Group, Limited Long-Term Bonus Plan (the “Bonus Plan”). The purpose of the Bonus Plan is to promote the retention of certain key employees of the Company and its subsidiaries through the grant of cash awards.
The Bonus Plan will be administered by the Compensation Committee of the Board (the “Compensation Committee”), who will be responsible for selecting individuals to participate in the Bonus Plan. Participation in the Bonus Plan will be limited to key employees of the Company and its subsidiaries. As of the date of adoption, each of the named executive officers of the Company, among other employees, were designated as participants by the Compensation Committee. The actions recommended and taken by the Compensation Committee are subject to the approval of the Board, and as such, the Executive Committee approved the Bonus Plan on February 28, 2008.
The Bonus Plan provides that on February 28, 2008, and on January 1 each calendar year thereafter, each participating employee will be granted a bonus award equal to a percentage, determined by the Compensation Committee at the time of grant, of such employee’s annual target bonus. Subject to a participant’s continued employment, a bonus award will vest as to 50% of such award on March 15 of the second calendar year following the calendar year in which the date of grant falls, and as to the remaining 50% of such award on March 15 of the third calendar year following the calendar year in which the date of grant falls. In addition, vesting of a bonus award will accelerate upon a change of control of the Company and upon a participant’s retirement, at a time such participant is age 62 or greater and has completed five or more years of service with the Company or its subsidiaries. Subject to applicable law, the portion of a bonus award that has vested will be paid to a participant in a lump sum cash payment on the first regularly scheduled payroll date following the vesting date applicable to such portion.
Litigation with Former Officers
See Note 10 — Commitments and Contingencies for a discussion of the complaint filed by the Company on March 7, 2008 in the Court of Chancery of the State of Delaware for the County of New Castle against Messrs. Kuttner, Clayton, and Clark, who are former officers of the Company.

(b) Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2007 and 2006 quarterly statements of operations.
The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2007 quarters ended:

(In thousands, except per share data)	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Net sales	$45,928	$46,460	$100,411	$117,994

Gross profit	12,283	11,099	24,956	25,688
Selling, general, and administrative expenses	16,380	14,434	18,009	19,790
Investigation, restatement, and related expenses	2,101	1,746	1,082	362

Income (loss) from operations	(6,198)	(5,081)	5,865	5,536

Income (loss) from continuing operations before income taxes	(5,329)	(4,338)	5,680	5,401
Provision (benefit) for income taxes	(2,166)	(3,124)	1,324	2,974

Income (loss) before discontinued operations	(3,163)	(1,214)	4,356	2,427
Loss from discontinued operations, net of taxes	(604)	(1,040)	(257)	(509)

Net income (loss)	$(3,767)	$(2,254)	$4,099	$1,918

Basic earnings per share:
Income (loss) from continuing operations	$(0.40)	$(0.16)	$0.55	$0.32
Loss from discontinued operations, net of taxes	(0.08)	(0.13)	(0.03)	(0.07)

Net income (loss)	$(0.48)	$(0.29)	$0.52	$0.25

Diluted earnings per share:
Income (loss) from continuing operations	$(0.40)	$(0.16)	$0.55	$0.32
Loss from discontinued operations, net of taxes	(0.08)	(0.13)	(0.03)	(0.07)

Net income (loss)	$(0.48)	$(0.29)	$0.52	$0.25

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2006 quarters ended:

(In thousands, except per share data)	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Net sales	$64,740	$47,813	$106,596	$110,815

Gross profit	14,403	10,938	27,806	27,819
Selling, general, and administrative expenses	16,193	15,217	17,944	19,633
Investigation, restatement, and related expenses	—	421	4,046	1,692

Income (loss) from operations	(1,790)	(4,700)	5,816	6,494

Income (loss) from continuing operations before income taxes and extraordinary item	(1,130)	(4,180)	5,818	6,960
Provision (benefit) for income taxes	(683)	(2,526)	3,516	3,837

Income (loss) before discontinued operations and extraordinary item	(447)	(1,654)	2,302	3,123
Loss from discontinued operations, net of taxes	34	(546)	(386)	76
Extraordinary item — gain on acquisition	—	1,800	—	—

Net income (loss)	$(413)	$(400)	$1,916	$3,199

Basic earnings per share:
Income (loss) from continuing operations	$(0.05)	$(0.21)	$0.29	$0.39
Loss from discontinued operations, net of tax	—	(0.07)	(0.05)	0.02
Income per share from extraordinary item	—	0.23	—	—

Net income (loss)	$(0.05)	$(0.05)	$0.24	$0.41

Diluted earnings per share:
Income (loss) from continuing operations	$(0.05)	$(0.21)	$0.29	$0.39
Loss from discontinued operations, net of tax	—	(0.07)	(0.05)	0.02
Income per share from extraordinary item	—	0.23	—	—

Net income (loss)	$(0.05)	$(0.05)	$0.24	$0.41

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the interim Chief Executive Officer and Chief Financial Officer, the management of the Hampshire Group, Limited carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and processes were effective.
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
In connection with filing this Annual Report, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. The evaluation did not include the internal controls over financial reporting relating to David Brooks, which was acquired on October 1, 2005 or Marisa Christina which was acquired on May 20, 2006. Certain assets of David Brooks and Marisa Christina were sold on November 2, 2007 and the operations of Marisa Christina were discontinued in May 2007.
In making its assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has determined that no material weaknesses in its internal control over financial reporting existed as of December 31, 2007, and based on the criteria noted above, concluded that its internal control over financial reporting was effective as of December 31, 2007.
The effectiveness of its internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”
(c) Changes in Internal Control Over Financial Reporting
There were changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as outlined below in “Remediation of Material Weaknesses in Internal Controls Over Financial Reporting.”
Remediation of Material Weaknesses in Internal Controls Over Financial Reporting
During the year ended December 31, 2007, the Company was actively engaged in implementation and remediation efforts to address the material weaknesses in the Company’s internal controls over financial reporting as of December 31, 2006. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management:
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited the internal control over financial reporting of Hampshire Group, Limited and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at David Brooks, which was acquired on October 1, 2005 and of which certain assets were sold on November 2, 2007, and Marisa Christina, which was acquired on May 20, 2006 and of which certain assets were sold on November 2, 2007 and operations were discontinued in May 2007, and whose financial statements, together, constitute (0.03) percent and 0.00 percent of net and total assets, respectively, and 0.04 percent of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at David Brooks or Marisa Christina. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for its opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 14, 2008

Item 9B. Other Information.
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant.
The executive officers of Hampshire Group, Limited, who are elected by and serve at the discretion of the Board of Directors, as well as the Directors of the Company as of March 15, 2008 were as follows:

Name	Age	Position(s) Held
Michael S. Culang	58	Interim Chief Executive Officer and President
Jonathan W. Norwood	39	Vice President, Chief Financial Officer, and Treasurer
Heath L. Golden	33	Vice President of Administration, General Counsel, and Secretary
Jeffrey B. Meier	60	Senior Vice President of Global Sourcing
Michael C. Jackson	67	Director and Interim Chairman
Joel H. Goldberg	64	Director
Harvey L. Sperry	77	Director
Irwin W. Winter	73	Director
Ludwig Kuttner	62	Director and former Chairman, Chief Executive Officer, and President
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
JONATHAN W. NORWOOD joined the Company as Vice President and Chief Financial Officer in April 2006. On August 9, 2006, Mr. Norwood assumed the title of Treasurer. Prior to joining the Company, he was with the Liberty Corporation as the Controller and served as a member of the management team from April 2001 until the March 2006 sale of the company. Prior to working for the Liberty Corporation, he served as Chief Financial Officer of Team Vest, LLC. Mr. Norwood began his career with Ernst & Young, LLP in 1991 and became a certified public accountant in 1994.
HEATH L. GOLDEN joined the Company as Vice President of Business Development and Assistant Secretary in August 2005. In May 2006 he assumed the additional position of General Counsel and in June 2006 he also assumed the role of Vice President of Administration and Secretary. Prior to joining Hampshire, Mr. Golden was an attorney with Willkie Farr & Gallagher LLP from March 2003 through July 2005 and prior to that with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. from April 2000 until March 2003. Mr. Golden began his career in the private practice of law in 1999.
JEFFREY B. MEIER joined Hampshire Group in April 2004. Mr. Meier is Vice President of Global Sourcing. Prior to joining the Company, he was employed as Chief Executive Officer of Ophir Holdings, Limited from 2002 to 2003 and served as Executive Vice President International Sourcing for Tommy Hilfiger from 1995 through 2001. Previously, Mr. Meier was employed as a Senior Vice President of Global Sourcing with Fruit of the Loom from 1993 to 1995 and as a Senior Vice President of Sourcing with Liz Claiborne from 1987 to 1993.
MICHAEL C. JACKSON has served as a Director from 1986 through 1996 and since 2001. Mr. Jackson became interim Chairman of the Board in July 2006. Mr. Jackson is a founding member of Ironwood Partners, LLC and Housatonic Equity Funds, two private equity investment firms. Mr. Jackson retired from Lehman Brothers in 2004. Prior to his retirement, he was a partner and Managing Director of Lehman Brothers for more than 35 years.
JOEL H. GOLDBERG, Phd. has served as a Director of the Company since 1998. Dr. Goldberg is a licensed organizational consultant and has been a human resources consultant for thirty years. He is the founder and President of Career Consultants, Inc., a human resources consulting firm. Dr. Goldberg serves on the Board of Directors of Merrimac Industries, Inc., Triangle Services, Inc., Mowatt, Inc., and Modell’s Inc. He served on the Board of Directors of Phillips-Van Heusen Corporation until June 2007.
HARVEY L. SPERRY has served as a Director since 1977. Mr. Sperry retired as a partner of the law firm of Willkie Farr & Gallagher LLP in March 2000, which provides legal services to the Company.

IRWIN W. WINTER has served as a Director since 2003. Mr. Winter retired from Phillips-Van Heusen Corporation in 1999. From 1987 until retirement, he served as Executive Vice President, Chief Financial Officer, and a member of the Board of Directors of Phillips-Van Heusen.
LUDWIG KUTTNER has served as a Director of the Company since 1979. He was President and Chief Executive Officer of the Company from 1979 to 1992 and from 1994 to June 2006. He also served as Chairman of the Board of the Company from 1979 to June 2006. He serves as managing member of Hampshire Investments, Inc., K Holdings, LLC, and CK Holdings, investment companies that are not affiliates of Hampshire Group, Limited. See Note 1 — Organization and Summary of Significant Accounting Policies — Investigation, Restatement, and Related Expenses and Note 10 — Commitments and Contingencies to the consolidated financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements and Related Matters for discussions of certain related matters involving Mr. Kuttner, among others.
The remaining information required by this Item 10 will be set forth in its Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Election of Directors—Information Concerning Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Ethics”, “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.” Such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information in response to this Item will be set forth in its Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation—Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required in response to this Item will be set forth in its Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
The following table provides information as of December 31, 2007, with respect to shares of its common stock that may be issued under equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Remaining Available for
	Issued Upon	Price of	Future Issuance Under
	Exercise of	Outstanding	Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants,	Warrants, and	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	None	N/A	None
Equity Compensation Plans Not Approved by Stockholders	None	N/A	None

Total	None	N/A	None

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required in response to this Item will be set forth in its Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Certain Transactions” and “Corporate Governance Matters—Director Independence.” Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information in response to this Item will be set forth in its Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Report:
1.	Financial Statements:
The following consolidated financial statements of Hampshire Group, Limited for the three years ended December 31, 2007 are submitted in Part II, Item 8 of this report:
2.	Financial Statement Schedules:
The following consolidated financial statement schedule of Hampshire Group, Limited is included on page 66 of this report.
II — Valuation and Qualifying Accounts and Reserves
All schedules for which provision is made in the applicable accounting regulation of the SEC, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.
3.	Exhibits:
3.0	Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.1	Certificate of Amendment and Restatement of the Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.2	Amended and Restated By-Laws of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.1*	Employment Agreement, dated as of May 15, 2006, by and between Hampshire Group, Limited and Heath Golden (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-20201) filed on September 14, 2007). (Superseded by agreement dated April 3, 2007).

10.2*	Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.3*	Form of Hampshire Group, Limited Stock Option Plan Amended and Restated effective June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.4*	Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives Amended June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.5*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed October 21, 2002).

10.6*	Employment Agreement between Hampshire Group, Limited and Ludwig Kuttner dated as of January 1, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.7*	Employment Agreement, dated as of September 14, 2006, by and between Hampshire Group, Limited and Jeffrey Meier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 19, 2006).

10.8*	Employment Agreement, dated as of July 1, 2005, by and between Hampshire Group, Limited and Michael Culang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).

10.9*	Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.10*	Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.11*	Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.12*	Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.13*	Letter Agreement, dated October 8, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 8, 2007).

10.14*	Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.15*	Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.16*	Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.17*	Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005).

10.18	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.19	Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated December 29, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.20	Amendment No. 2 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated November 10, 2005 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).

10.21	Amendment No. 3 and Waiver, dated as of August 8, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended December 29, 2004 and November 10, 2005, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 9, 2006).

10.22	Waiver to Credit Agreement, dated as of October 13, 2006, pursuant to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005 and August 8, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 16, 2006).

10.23	Amendment No. 4 and Waiver, dated as of December 29, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006 and October 13, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 29, 2006).

10.24	Amendment No. 5 and Waiver, dated as of March 30, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007).

10.25	Amendment No. 6 and Waiver, dated as of July 11, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, and March 30, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.26	Waiver, dated as of July 25, 2007, to that certain Credit Agreement and Guaranty, dated as of August 14, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007 and July 11, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 27, 2007).

10.27	Waiver, dated as of August 31, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, and July 25, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 31, 2007).

10.28	Amendment No.8 and Waiver, dated as of December 13, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, July 25, 2007 and August 31, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 13, 2007).

10.29	Lease Agreement between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited, dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.30	Lease Agreement between CK Holdings LLC and Hampshire Designers, Inc., dated as of March 20, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).10.31 Asset Purchase Agreement dated October 8, 2003 by and between Hampshire Investments, Limited and K Holdings, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.32	Stock Purchase Agreement dated October 8, 2003 by and between Hampshire Group, Limited and Ludwig Kuttner, et al(incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.33*	Change in Control Agreement, dated as of March 28, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on April 2, 2007.)

10.34*	Indemnification Agreement, dated as of January 4, 2007, by and between Joel Goldberg and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007.)

10.35*	Indemnification Agreement, dated as of January 4, 2007, by and between Michael C. Jackson and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.36*	Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.37*	Indemnification Agreement, dated as of January 4, 2007, by and between Irwin W. Winter and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.38	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on February 19, 2008).

10.39	Hampshire Group, Limited Long-Term Bonus Plan, dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

11.0	Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 15 to the consolidated financial statements included in Part II, Item 8 of this report).

14.1	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

14.2	Complaint Procedures for Accounting and Audit Matters (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Company compensatory plan or management contract.

Schedule II
Hampshire Group, Limited
(a) Allowance for Doubtful Accounts, Allowance for Returns, Discounts, and Adjustments, Allowance for Inventory Reserves, and Deferred Tax Valuation Allowances.

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts		End of
(In thousands)	Year	Expenses	(Acquisitions)	Deductions	Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$275	$61	$—	$—	$336

Year ended December 31, 2006	$336	$(276)	$—	$—	$60

Year ended December 31, 2007	$60	$5	$—	$(6)	$59

Allowance for returns, discounts, and adjustments:
Year ended December 31, 2005	$17,705	$49,606	$—	$(49,142)	$18,169

Year ended December 31, 2006	$18,169	$43,929	$438	$(43,290)	$19,246

Year ended December 31, 2007	$19,246	$44,909	$—	$(40,937)	$23,218

Inventory reserves:
Year ended December 31, 2005	$2,040	$8,919	$—	$(7,525)	$3,434

Year ended December 31, 2006	$3,434	$(7,268)	$489	$5,900	$2,555

Year ended December 31, 2007	$2,555	$(2,388)	$—	$3,047	$3,214

Deferred tax valuation allowances:
Year ended December 31, 2005	$445	$327	$—	$—	$772

Year ended December 31, 2006	$772	$107	$1,279	$(79)	$2,079

Year ended December 31, 2007	$2,079	$368	$—	$(763)	$1,684

(b) None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: March 14, 2008	By:	/s/ Michael S. Culang
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 14, 2008.

Signature	Title

/s/ Michael C. Jackson	Interim Chairman of the Board
Michael C. Jackson

/s/ Jonathan W. Norwood	Vice President and Chief Financial Officer
Jonathan W. Norwood	(principal financial and accounting officer)

/s/ Joel H. Goldberg	Director
Joel H. Goldberg

Ludwig Kuttner	Director

/s/ Harvey L. Sperry	Director
Harvey L. Sperry

/s/ Irwin W. Winter	Director
Irwin W. Winter

EXHIBIT INDEX
21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002