Form 10-K/A
period 2007-12-31
HAMPSHIRE GROUP LTD
filed 2008-04-29
CIK 887150

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
(Do not check if a Smaller Reporting Company)
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
Number of shares of Common Stock outstanding as of March 3, 2008: 7,859,505
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT
The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form
10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. The Company’s definitive proxy statement will not be filed before April 29, 2008 (i.e., within 120 days after the end of the Company’s 2007 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.
For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form
10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

HAMPSHIRE GROUP, LIMITED
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2007

PART III.
Item 10. Directors and Executive Officers of the Registrant.
The executive officers of Hampshire, who are elected by and serve at the discretion of the Board of Directors, as well as the Directors of the Company as of April 15, 2008 were as follows:

Name	Age	Position(s) Held
Michael S. Culang	58	Interim Chief Executive Officer and President
Jonathan W. Norwood	39	Vice President, Chief Financial Officer, and Treasurer
Heath L. Golden	33	Vice President of Administration, General Counsel, and Secretary
Jeffrey B. Meier	60	Senior Vice President of Global Sourcing
Maura M. Langley	36	Vice President of Accounting and Reporting and Assistant Secretary
Michael C. Jackson	68	Director and Interim Chairman
Joel H. Goldberg	64	Director
Harvey L. Sperry	77	Director
Irwin W. Winter	74	Director
Ludwig Kuttner	62	Director
Each director’s term expires at the next annual meeting of stockholders of the Company.
MICHAEL S. CULANG was appointed as interim Chief Executive Officer and President of Hampshire in June 2006. Prior to assuming these responsibilities, he served as President and Chief Executive Officer of Hampshire Designers and Hampshire Brands. Prior to joining Hampshire in 1998, Mr. Culang served as President of Somerset Knitting Mills, a Division of Phillips-Van Heusen from 1986 through 1997.
JONATHAN W. NORWOOD joined the Company as Vice President and Chief Financial Officer in April 2006. In August 2006, Mr. Norwood assumed the title of Treasurer. Prior to joining the Company, he was with the Liberty Corporation as the Controller and served as a member of the management team from April 2001 until the March 2006 sale of the company. Prior to working for the Liberty Corporation, he served as Chief Financial Officer of Team Vest, LLC. Mr. Norwood began his career with Ernst & Young, LLP in 1991 and became a certified public accountant in 1994.
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
JEFFREY B. MEIER joined the Company in April 2004. Mr. Meier is Senior Vice President of Global Sourcing. Prior to joining the Company, he was employed as Chief Executive Officer of Ophir Holdings, Limited from 2002 to 2003 and served as Executive Vice President International Sourcing for Tommy Hilfiger from 1995 through 2001. Previously, Mr. Meier was employed as a Senior Vice President of Global Sourcing with Fruit of the Loom from 1993 to 1995 and as a Senior Vice President of Sourcing with Liz Claiborne from 1987 to 1993.
MAURA M. LANGLEY joined the Company in April 2004 as Compliance Officer. Ms. Langley was promoted in December 2005 to Vice President of Compliance and Internal Audit and in February 2007 to Vice President of Accounting and Reporting. Prior to joining Hampshire, Ms. Langley was the Director of Customer and Supplier Financial Administration at Revman International from 2003 to 2004 and a senior financial analyst at Datastream Systems, Inc. from 2002 to 2003. Ms. Langley began her career in public accounting in 1996 with Elliott, Davis & Company and later with Deloitte & Touche, LLP. Ms. Langley has been a certified public accountant since 1998.
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
Code of Ethics
Our “Code of Ethics and Business Conduct” applies to all of our employees worldwide. Our Code of Ethics and Business Conduct applies to our Chief Executive Officer, Chief Financial Officer, and all other senior financial executives and to directors of the Company when acting in their capacity as directors.
Our Code of Ethics and Business Conduct is designed to set the standards of business conduct and ethics for our activities and to help directors, officers, and employees resolve ethical issues. The purpose of our Code of Ethics and Business Conduct is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner.
Our Code of Ethics and Business Conduct contains procedures by which employees and stockholders may submit concerns or complaints regarding ethical issues on a confidential basis to the proper authority. We investigate all concerns and complaints.
We intend to disclose any amendments to our Code of Ethics and Business Conduct and any waiver granted from a provision of such code on a Form 8-K filed with the SEC within four business days following such amendment or waiver or on our website at www.hamp.com within four business days following such amendment or waiver. The information contained on or connected to our website should not be considered part of this or any other report that we file with or furnish to the SEC.
The Code of Ethics and Business Conduct has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. It is also available on our website at www.hamp.com; or a copy may be received free of charge by submitting a written request to: Hampshire Group, Limited, Attn: Corporate Secretary, 1924 Pearman Dairy Road, Anderson, SC 29625.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such stock with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officers, and greater than 10% stockholders complied during 2007 with all applicable Section 16(a) filing requirements except that Harvey L. Sperry filed a late Form 4 report.
Audit Committee
The Audit Committee currently has three members: Irwin W. Winter, Joel H. Goldberg, and Harvey L. Sperry. Mr. Winter serves as the Chairman of the Audit Committee.
The Board has determined that Mr. Winter is a “financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K and has appointed him Committee Chairman. A copy of the Audit Committee Charter is available on Hampshire’s corporate website, at www.hamp.com.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table, who are referred to as the “Named Executive Officers,” or NEOs.
Overview of Compensation Philosophy and Objectives
The Compensation Committee of the Board of Directors oversees our compensation and equity programs generally, and is responsible for all decisions relating to the compensation of all our executive officers, including the NEOs discussed herein.
In developing our compensation programs, and generally in determining the compensation of the NEOs, the Compensation Committee has focused on two core beliefs:
•	our success depends in large part on our ability to attract and retain executives with superior talent and the skills necessary to grow our business; and

•	executive compensation should be designed to motivate the creation of value and reward executives for such valuation creation.
To this end, our compensation programs have been designed to compensate NEOs, fairly and competitively, primarily through a mix of: (i) base salary, which is reviewed on an annual basis, except to the extent otherwise provided for in an applicable employment agreement; (ii) annual bonuses, which are based on the achievement of Company performance objectives; and, (iii) for 2008, long term bonuses, which are determined as a percentage of the NEO’s annual target bonus and subject to vesting. Although there is no active employee equity compensation plan, the Compensation Committee nonetheless considers equity grants to be part of the mix of compensation that it may award to NEOs in the future. In order to maintain flexibility in a changing business environment, in addition to annual bonuses, the Compensation Committee sometimes grants additional cash bonuses that relate to exceptional efforts or accomplishments other than pre-determined Company financial metrics. The NEOs also may participate in our health and retirement plans on the same basis as our other employees.
Determination of Compensation
In determining the levels and mix of compensation, the Compensation Committee does not generally rely on formulaic guidelines but rather maintains a flexible compensation program that allows it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to attain certain strategic and financial goals. The primary objectives of our compensation programs are to:
•	attract executives, and once hired retain executives, with the skills and attributes that we need to promote the growth and success of our business;

•	motivate our executives to achieve our annual and long-term strategic objectives of increasing stockholder value by increasing consolidated operating income and after-tax corporate profits;

•	create an identity of interests between our executives and our stockholders by making executive bonuses dependent on the achievement of after-tax corporate profits and a pre-determined level of consolidated operating income; and

•	encourage our executives to promote and conduct themselves in accordance with our values and Code of Ethics.
This necessarily requires that the Compensation Committee makes reasoned subjective determinations about compensation levels. Subjective factors considered in compensation determinations include an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In addition, with respect to the NEOs other than our interim Chief Executive Officer, the Compensation Committee seeks the input and recommendation of the interim Chief Executive Officer.
In making its determinations for 2007 compensation, the Compensation Committee did not undertake any formal benchmarking or review any formal surveys of compensation for our competitors.

2007 Executive Compensation Components
For 2007, the compensation provided to the NEOs consisted of the same elements generally available to our management level employees, including base salary, annual bonus, perquisites, and benefits, each of which is described in more detail below. The Compensation Committee believes that the mix of fixed to performance-based compensation is well balanced and provides us with an effective means to attract, motivate, and retain the NEOs. The Compensation Committee did not elect to award any equity-based compensation in 2007.
Base Salary
We pay annual salaries to provide executives with a base level of monthly compensation to achieve our objectives of attracting and retaining executive talent and to reward performance and responsibility. Base salaries for the NEOs are determined for each executive based on position and responsibility, prior job performance, and anticipated future contributions, taking into account the market demand for executives with similar capability and experience. The 2007 base salaries of Messrs. Culang, Norwood, Golden, Meier, and Ms. Langley were equal to the amounts required by their respective employment agreements.
Annual Incentive Bonus
Each of the NEOs is eligible to receive an annual incentive bonus, which is intended to compensate the NEO for achieving our annual financial goals at corporate and divisional levels and for achieving measurable individual annual performance objectives (each as described below), in each case, designed to increase shareholder and overall business value.
An NEO’s bonus is determined based on performance at the corporate level, subsidiary level and/or divisional level, with aggregate bonus amounts based on a percentage of base salary. The target percentage of base salary and the level of participation of each NEO are set forth in the following table:

Target Bonus as a %
Name	of Base Salary
Michael S. Culang	N/A (1)
Jonathan W. Norwood(2)	70%
Heath L. Golden(3)	55%
Jeffrey B. Meier(4)	70%
Maura M. Langley(5)	40%

(1)	For 2007, Mr. Culang’s bonus amount was 6% of the Company’s 2007 after-tax corporate profits (the “2007 Corporate Profits”) with the following non recurring losses and expenses added back to the 2007 Corporate Profits before his annual bonus was determined: (a) any losses incurred by the Company during the 2007 Fiscal Year relating to David Brooks and/or Marisa Christina, (b) any fees and expenses incurred by the Company during the 2007 Fiscal Year in connection with the Audit Committee Investigation (as such term is defined in the Form 10-K filed with the SEC on September 14, 2007), restatement of financial statements, the investigation by the SEC and the U.S. Attorney’s Office, and related matters, which is expected to be included within “Investigations, restatement, and related expenses” in the Company’s 2007 consolidated statement of income (or such similar line item), and (c) any fees and expenses incurred by the Company during the 2007 Fiscal Year in connection with the Special Committee of the Board of Directors of the Company.

(2)	For 2007, Mr. Norwood’s target bonus amount was payable based on achievement of $14,278,000 in consolidated operating income. Mr. Norwood was guaranteed a bonus of at least $126,000.

(3)	For 2007, Mr. Golden’s target bonus amount was payable based on achievement of $14,278,000 in consolidated operating income. Mr. Golden was guaranteed a bonus of at least $110,000.

(4)	For 2007, Mr. Meier’s target bonus amount was payable based on achievement of $14,278,000 in consolidated operating income. Mr. Meier was guaranteed a bonus of at least $25,000.

(5)	For 2007, Ms. Langley’s target bonus amount was payable based on achievement of $14,278,000 in consolidated operating income. Ms. Langley was not guaranteed a bonus.

The Compensation Committee selected the applicable target categories based on the following:
•	2007 corporate profits, excluding certain nonrecurring losses, expenses and fees, was selected as means of measuring the overall financial performance of the Company, adjusted for the financial impact of certain matters not within the control of the interim Chief Executive Officer.

•	Operating income was selected as a means of measuring the overall financial performance of the Company.
Discretionary Bonus
In addition to the annual incentive bonus, in 2007, the Compensation Committee awarded discretionary cash bonuses to certain NEOs. These awards were generally intended to compensate for additional duties assumed by certain NEOs during 2007 that went beyond normal job responsibilities, including duties that related to completing the Audit Committee’s investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s former management, the restatement of our financial statements, bringing us current in our SEC filings, the dispositions of businesses, and handling various other matters.
Severance Arrangements and Change of Control Agreements
Certain of the NEOs are entitled to receive severance benefits upon certain qualifying terminations of employment, based on executive’s employment agreement. These severance arrangements are intended to assist us in retaining the NEO’s service and provide continuity of management in connection with a threatened or actual change in control transaction.
In order to provide certain NEOs with additional protection in the event of certain terminations of employment or upon the occurrence of a change in control of the Company, the Compensation Committee approved certain employment and change in control agreements. These agreements were intended to ensure that these executives remained with us during the process surrounding the Audit Committee Investigation, and provide specific protection in the event that the Company appoints as an executive officer any shareholder who owns, directly or indirectly, more than five percent (5%) of the outstanding voting securities of the Company. The severance and change in control benefits payable to each of our NEOs is described in more detail below in the “Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan Based Awards Table.”
Perquisites and Benefits
We provide our employees, including the NEOs, with a benefit program that we believe is reasonable, competitive, and consistent with the objectives of our compensation program. As a matter of policy, we do not award personal benefits or perquisites that are unrelated to our business. In particular, in recognition of the increased risks to Mr. Meier arising from his extensive international travel, we paid $16,380 toward life insurance premiums for policies covering Mr. Meier’s life. The beneficiaries of these policies are chosen by Mr. Meier.
For the NEOs, we generally provide benefits such as life insurance, medical insurance, auto allowances, and payment of certain professional organization fees. Each NEO is eligible to participate in a 401(k) plan, which provides for a percentage match of participant contributions.
Non-Qualified Deferred Compensation
Pursuant to a letter agreement, our interim Chief Executive Officer deferred on a mandatory basis 100% of his 2007 incentive and discretionary bonus. The deferred compensation arrangement was implemented to remain competitive and consistent with the objectives of our compensation program and to reduce any taxes associated with IRS code section 162(m). None of our current NEOs, other than our interim Chief Executive Officer, participate in or have account balances in non-qualified deferred compensation plans maintained by us.

2008 Compensation Decisions
In connection with its on-going review of the compensation programs generally, in August 2007, we engaged an independent executive compensation advisor, Executive Compensation Advisors, a Korn/Ferry Company, to conduct a competitive executive compensation program review as well as to make recommendations for our executive compensation programs for fiscal year 2008. The compensation advisor reviewed our executive compensation programs in light of current market practice, as well as to compare compensation, including base salary, annual incentives, long term incentives, and total compensation against both our competitors and other similarly situated companies in the market. The compensation advisor, with input from management and the Compensation Committee chairman, developed the following core peer group of ten companies, which it used for executive pay analysis: Perry Ellis International, Inc., Hartmarx Corporation, Kenneth Cole Productions, Inc., Under Armour, Inc., Steven Madden, Ltd., G-III Apparel Group, Ltd., Delta Apparel, Inc., Tarrant Apparel Group, True Religion Apparel, Inc. and Cherokee Inc. In addition, the compensation advisor surveyed the following six companies, which are considerably larger than Hampshire, to provide additional information regarding industry compensation practices, but not pay levels: Liz Claiborne, Inc., Jones Apparel Group, Inc., Kellwood Company, Phillips-Van Heusen Corporation, The Warnaco Group, Inc. and Oxford Industries, Inc. The Compensation Committee believes that this process provided it with better information to tailor our ongoing compensation practices to the Compensation Committee’s compensation philosophy. The Compensation Committee initiated a number of programs and practices in 2008 as a result of the recommendations of the compensation advisor.
On February 28, 2008, our Executive Committee of the Board adopted the Hampshire Group, Limited Long-Term Bonus Plan, which we refer to as the long term bonus plan. The purpose of the long term bonus plan is to promote the retention of certain key employees of the Company and its subsidiaries through the grant of cash awards which vest and are paid over a three year period. As of the date of adoption of the long term bonus plan, each of our NEOs was designated a participant by the Compensation Committee.
In addition to the introduction of the long term bonus program in 2008, NEOs and other executive officers each signed an agreement confirming their 2008 annual salary, the financial metric by which their performance bonuses will be measured and calculated, their target bonus as a percentage of base salary and the percentage of their target bonuses that is part of the long term bonus plan, and the guaranteed portion, if any, of their bonuses. The financial metric used to compute bonuses for 2008 is budgeted consolidated operating income of $12,642,000 for Mr. Culang, Mr. Norwood, Mr. Golden, Mr. Meier, and Ms. Langley. The 2008 annual target bonus as a percentage of base salary for Mr. Culang, Mr. Norwood, Mr. Golden, Mr. Meier, and Ms. Langley is 75%, 50%, 50%, 50%, and 40%, respectively. The NEOs with guaranteed bonuses in 2008 include Mr. Norwood, Mr. Golden, and Mr. Meier for $126,000, $110,000, and $25,000, respectively.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. In reliance on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.
The report of the Compensation Committee is included herein at the direction of its members: Joel H. Goldberg (Chairman), Harvey L. Sperry and Irwin W. Winter.

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation earned by our interim Chief Executive Officer, our Chief Financial Officer, and three of our other most highly compensated executive officers during 2007 and 2006:

					Non-Equity
					Incentive Plan		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Compensation ($)		Compensation ($)		Total ($)

Michael S. Culang	2007	$800,000	$500,000	(1)	$342,394	(6)	$8,874		$1,651,268
Interim President and Chief	2006	600,000	525,000		840,000		29,400		1,994,400
Executive Officer — Hampshire Group Limited

Jonathan W. Norwood(2)	2007	210,000	150,000		126,000		4,673		490,673
Vice President and Chief	2006	128,575	172,000		—		—		300,575
Financial Officer — Hampshire Group Limited

Heath L. Golden(3)	2007	275,000	150,000		110,000		4,716		539,716
Vice President of Administration	2006	187,500	128,750		—		4,400		320,650
and General Counsel — Hampshire Group Limited

Jeffrey B. Meier(4)	2007	306,000	68,850		25,000		20,880	(7)	420,730
Senior Vice President of Global	2006	288,814	247,500		272,250		13,397		821,961
Sourcing — Hampshire Group Limited

Maura M. Langley(5)	2007	130,000	108,000	(8)	—		4,874		242,874
Vice President of Accounting and Reporting — Hampshire Group Limited

(1)	Mr. Culang earned a $500,000 discretionary cash bonus as stipulated in his October 8, 2007 Letter Agreement. The entire $500,000 discretionary cash bonus was deferred on a mandatory basis until the earlier of Mr. Culang’s separation from service or a change in control of the Company.

(2)	Mr. Norwood earned a guaranteed incentive bonus of $126,000 and a $150,000 discretionary cash bonus for assuming additional employment responsibilities.

(3)	Mr. Golden earned a guaranteed incentive bonus of $110,000 and an $150,000 discretionary cash bonus for assuming additional employment responsibilities.

(4)	Mr. Meier earned a guaranteed incentive bonus of $68,850 and a $25,000 discretionary cash bonus for assuming additional employment responsibilities.

(5)	Ms. Langley was not an NEO during 2006.

(6)	Mr. Culang earned a target bonus amount of 6% of the Company’s 2007 Corporate Profits with certain non-recurring losses and expenses added back to the 2007 Corporate Profits before his annual bonus was determined. The entire $342,394 incentive bonus was deferred on a mandatory basis until the earlier of Mr. Culang’s separation from service or a change in control of the Company.

(7)	In 2007, the Company paid $16,380 in life insurance premiums for Mr. Meier and made $4,500 in 401(k) matching contributions to his account.

(8)	Ms. Langley earned discretionary cash bonuses for assuming additional employment responsibilities during 2007.
GRANTS OF PLAN BASED AWARDS TABLE
The following table sets forth the information as to the awards granted for 2007 for each of the Named Executive Officers:

	Estimated Possible Payouts Under Non-Equity Incentive Awards
Name	Threshold	Target	Maximum
Michael S. Culang	(1)	(1)	(1)
Jonathan W. Norwood(2)	$126,000	$147,000	$210,000
Heath L. Golden(2)	110,000	151,250	275,000
Jeffrey B. Meier	25,000	214,200	306,000
Maura M. Langley	—	52,000	78,000

(1)	For 2007, Mr. Culang’s target bonus amount was 6% of the Company’s 2007 after-tax 2007 Corporate Profits with certain losses and expenses added back to the 2007 Corporate Profits before his annual bonus was determined. See “Annual Incentive Bonus” above.

(2)	Mr. Norwood and Mr. Golden were guaranteed minimum annual bonuses of 60% and 40%, respectively, of their annual salaries and were eligible to receive an annual bonus of up to 100% of their base salaries.

NARRATIVE DISCLOSURE RELATING TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
Culang Employment Arrangements
A letter to Mr. Culang from us (“Letter Agreement”) on October 8, 2007 confirmed the mutual understanding between us and Mr. Culang regarding his continuing role as interim President and Chief Executive Officer and did not terminate or amend the July 1, 2005 employment agreement, except as expressly specified. Mr. Culang’s employment with us during 2007 was governed by the terms of an employment agreement dated July 1, 2005. Under the employment agreement, Mr. Culang serves as Chief Executive Officer of Hampshire Designers, Inc., which operates a men’s and women’s division, Hampshire Brands and Hampshire Designers, respectively. The term of the agreement began on July 1, 2005 and continues for each fiscal year thereafter until terminated by either party.
If Mr. Culang’s employment is terminated by us for any reason other than for cause, Mr. Culang is entitled to receive (less applicable withholding taxes) six months’ salary in monthly installments, and a pro-rata share of any bonus award earned up to six months after employment termination, calculated at year end, less any amounts already pre-paid.
Under the Letter Agreement, Mr. Culang received a 2007 base annual salary of $800,000, and an annual bonus equal to 6% of after-tax corporate profits for the 2007 fiscal year subject to certain adjustments. The Letter Agreement also provided for a deferred special bonus for 2007 of $500,000 that will be payable upon the earlier of Mr. Culang’s separation from service from the Company or the occurrence of a change in control of the Company. The special bonus earns interest of 5.32% until paid. Both the annual bonus and the special bonus were subject to Mr. Culang being employed by the Company at December 31, 2007.
Upon a change of control of the Company, Mr. Culang may elect to terminate his employment with us and receive in lieu of any termination benefits under his current employment agreement a lump-sum amount equal to two (2) times the sum of (i) his annual base salary as of March 28, 2007 plus (ii) the total bonus amount paid by us to Mr. Culang for services performed entirely during our 2006 fiscal year. To the extent that Mr. Culang elects to continue his employment with us following a change in control of the Company, he will not be entitled to the severance payment described above, and we will have no further obligation with respect thereto.
Norwood Employment Agreement
Mr. Norwood’s employment with us during 2007 was governed by the terms of an employment agreement dated April 3, 2007, pursuant to which Mr. Norwood serves as our Chief Financial Officer. Under the agreement, Mr. Norwood was entitled to an annual base salary of $210,000 and the potential to earn a bonus of up to 100% of his base salary, with a guaranteed bonus amount equal to $126,000. Upon a termination of employment by the Company other than for cause, Mr. Norwood will be entitled to severance equal to half of his annual base salary plus a pro-rata portion of the bonus he would have been entitled to receive pursuant to the employment agreement if his employment had not terminated, payable after the end of that year. In addition, upon a change of control of the Company and regardless of whether Mr. Norwood continues to be employed by us, he will be entitled to receive a lump-sum amount equal to two (2) times the sum of (i) his annual base salary in effect immediately prior to the change of control plus (ii) the total bonus amount paid or payable by us to him for services performed entirely during the year prior to the year in which the change of control occurs. If the employment of Mr. Norwood continues after a change of control, he will not be entitled to any other severance payments and his employment will be on an “at-will” basis.
Golden Employment Agreement
Mr. Golden’s employment with us during 2007 was governed by the terms of an employment agreement dated April 3, 2007, pursuant to which he serves as our Vice President of Administration, General Counsel and Secretary. Under the agreement, Mr. Golden’s base salary was $275,000 and the potential to earn a bonus of 100% of his base salary, with a guaranteed bonus amount equal to $110,000. Upon a termination of employment by the Company other than for cause, Mr. Golden will be entitled to severance equal to half of his annual base salary plus a pro-rata portion of the bonus he would have been entitled to receive pursuant to the employment agreement if his employment had not terminated, payable after the end of that year. In addition, upon a change of control of the Company and regardless of whether Mr. Golden continues to be employed by us, he will be entitled to receive a lump-sum amount equal to two (2) times the sum of (i) his annual base salary in effect immediately prior to the change of control plus (ii) the total bonus amount paid or payable by us to him for services performed entirely during the year prior to the year in which the change of control occurs. If the employment of Mr. Golden continues after a change of control, he will not be entitled to any other severance payments and his employment will be on an “at-will” basis.

Meier Employment Agreement
Mr. Meier’s employment with us during 2007 was governed by the terms of an employment agreement dated September 14, 2006, pursuant to which he serves as Senior Vice President of Global Sourcing for all of our businesses. The terms of this agreement apply for each fiscal year until terminated by either party. Under the employment agreement, Mr. Meier receives a base salary of $306,000, and an annual bonus. Mr. Meier receives $25,000 of his bonus in prepaid monthly installments. Mr. Meier is entitled to participate in group insurance plans and other employee benefits provided to senior executives. The employment agreement also provides for payment of up to an additional $1,200 a month toward the cost of a 15 year term life insurance policy with a $750,000 death benefit for the benefit of his surviving spouse, which Mr. Meier owns and can take with him upon termination of the agreement. Upon termination of Mr. Meier’s employment and for a period of six months, Mr. Meier is prohibited from soliciting any of our employees to terminate employment or any of our customers or other business relation to cease doing business with us.
If Mr. Meier’s employment is terminated by us for any reason other than disability or cause, he would be entitled to $150,000 payable in monthly installments of $25,000 and, if Mr. Meier’s employment is terminated any time during the last three fiscal quarters of a year, a pro rata portion of any annual bonus he would otherwise have been entitled to, calculated by multiplying the annual bonus by a fraction, the numerator of which is the number of completed full months in the current fiscal year through the date of termination and the denominator of which is twelve.
Langley Employment Agreement
Ms. Langley’s employment with us during 2007 was governed by the terms of an employment agreement dated April 3, 2007, pursuant to which she serves as our Vice President of Compliance. Under the agreement, Ms. Langley’s base salary was $130,000 and the potential to earn an annual bonus under a bonus program established by the Compensation Committee of the Board of Directors. Upon a termination of employment by the Company other than for cause, Ms. Langley will be entitled to severance equal to half of her annual base salary plus a pro-rata portion of the bonus she would have been entitled to receive pursuant to the employment agreement if her employment had not terminated, payable after the end of that year. In addition, upon a change of control of the Company and regardless of whether Ms. Langley continues to be employed by us, she will be entitled to receive a lump-sum amount equal to two (2) times the sum of (i) her annual base salary in effect immediately prior to the change of control plus (ii) the total bonus amount paid or payable by us to her for services performed entirely during the year prior to the year in which the change of control occurs. If the employment of Ms. Langley continues after a change of control, she will not be entitled to any other severance payments and her employment will be on an “at-will” basis.
NONQUALIFIED DEFERRED COMPENSATION

	Executive
	Contributions in	Aggregate Earnings	Aggregate Balance
Name	Last FY(1)	in Last FY	at Last FYE

Michael S. Culang	$842,394	—	$842,864

(1)	Amounts shown in this column reflect 2007 bonuses payable in the amount of $500,000 and $342,394, which have been deferred until the earlier of Mr. Culang’s separation from service or a change in control of the Company. The $500,000 discretionary bonus appears on the Summary Compensation Table in the “Bonus” column and the $342,394 incentive bonus appears on the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

Potential Payments Upon Termination or Change in Control as of December 31, 2007
Pursuant to the employment agreements with our NEOs, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table, upon certain terminations of employment, our NEOs are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination by the Company for cause or a voluntary resignation by the NEO (“voluntary termination”), (ii) termination by the Company other than for cause (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, and (iv) a change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2007, and therefore, are illustrations of the amounts that could be paid to the NEOs upon the occurrence of such triggering event.

		Cash
Name	Event	Severance ($)		Total ($)
Michael S. Culang	Voluntary Termination	—		—
	Involuntary Termination	$1,242,395	(1)	$1,242,395
	Death or Disability	300,000	(7)	—
	Change in Control	4,330,000	(2)	4,330,000
Jonathan W. Norwood	Voluntary Termination	—		—
	Involuntary Termination	231,000	(3)	231,000
	Death or Disability	210,000	(7)	—
	Change in Control	764,000		764,000
Heath L. Golden	Voluntary Termination	—		—
	Involuntary Termination	247,500	(4)	247,500
	Death or Disability	275,000	(7)	—
	Change in Control	807,500		807,500
Jeffrey B. Meier	Voluntary Termination	—		—
	Involuntary Termination	175,000	(5)	175,000
	Death or Disability	300,000	(7)	—
	Change in Control	—		—
Maura M. Langley	Voluntary Termination	—		—
	Involuntary Termination	65,000		65,000
	Death or Disability	130,000	(7)	—
	Change in Control	445,760	(6)	445,760

(1)	The annual bonus taken into account for Mr. Culang’s severance calculation was $842,395. Mr. Culang would also be due an additional indeterminable amount as his employment agreement provides that he is entitled to a pro-rata share of any bonus award earned up to six months after employment termination, calculated at year end, less any amounts already pre-paid.

(2)	Upon a change in control of the Company, Mr. Culang may elect to terminate employment with us and receive a lump sum payment of the amount set forth in this row. If Mr. Culang elects to continue his employment with us following a change in control of the Company, he will not be entitled to this severance payment. The 2006 bonus taken into account for Mr. Culang’s change in control calculation was $1,365,000.

(3)	The annual bonus taken into account for Mr. Norwood’s severance calculation was $126,000.

(4)	The annual bonus taken into account for Mr. Golden’s severance calculation was $110,000.

(5)	The annual bonus taken into account for Mr. Meier’s severance calculation was $25,000.

(6)	The 2006 annual bonus taken into account for Ms. Langley’s severance calculation under a change of control was $92,880.

(7)	Life insurance proceeds that would be paid by insurance company to beneficiary(ies) designated by the applicable NEO.

DIRECTOR COMPENSATION
The following table sets forth a summary of our Directors compensation in 2007:

	Fees Earned or	All Other
Name	Paid in Cash ($)	Compensation ($)	Total ($)
Michael C. Jackson	$122,500	$ N/A	$122,500
Joel H. Goldberg	165,000	N/A	165,000
Harvey L. Sperry	155,000	N/A	155,000
Irwin W. Winter	159,000	N/A	159,000
Ludwig Kuttner	50,000	2,529,856	2,579,856
During 2007, each Director earned an annual Director fee of $50,000. Messrs. Goldberg, Sperry and Winter each received $30,000 in fees, or $10,000 per committee, for serving on the Audit, Compensation and Nominating Committees. Mr. Jackson received $50,000 for serving as Interim Chairman of the Board of Directors, Mr. Goldberg received $20,000 for serving as Chairman of the Compensation Committee and Mr. Winter received $3,500, as Chairman of the Audit Committee, for each meeting he attended with respect to the Audit Committee Investigation meetings. Messrs. Goldberg and Sperry each received $2,500 with respect to each Audit Committee Investigation meeting they attended.
In addition, in September 2006, an Executive Committee of the Board of Directors was formed, consisting of Messrs. Jackson, Goldberg, Sperry and Winter, for the purpose of acting on behalf of the Board of Directors during the interval between meetings of the Board of Directors and for the purpose of negotiating a possible transaction and settlement of claims with Mr. Kuttner. The Executive Committee members received a $2,500 fee for each meeting they attended. In March 2007, on the advice of counsel, the Executive Committee determined that it was not appropriate for Mr. Jackson to serve on a Committee engaged in negotiations with Mr. Kuttner because Mr. Kuttner is an investor in venture funds managed by Mr. Jackson. The duties of the Executive Committee with respect to such negotiations with Mr. Kuttner were delegated to an Independent Committee consisting of Messrs. Goldberg, Sperry and Winter. They each received a fee of $2,500 for each Independent Committee meeting they attended. After the Independent Committee was formed, members of the Executive Committee did not receive fees for meetings they attended.
In 2007, there were twenty-five meetings of the Executive or Independent Committees, six meetings of the Audit Committee, five meetings of the Audit Committee relating to the Audit Committee Investigation, and three meetings of the Compensation Committee. There were no meetings of the Nominating Committee.
Mr. Kuttner, an executive officer of the Company prior to 2007, serves as a Director and earned Director’s fees, consistent with our practice of paying non-employee Directors after termination of his employment as an executive of the Company. Mr. Kuttner’s received $2,179,465 as his deferred compensation plan was distributed in September 2007, and $350,391 in the form of 2007 stock distributions from the Company’s Stock Purchase Plan, which in total are reflected in the “All Other Compensation” column.
The Executive Committee determined in 2008 that the Director fees for 2008 will be $80,000 for those Directors serving on committees of the Board and $50,000 for Directors not serving on committees. No additional fees will be paid for serving as Chairman of Board, for serving as Chairman of a Committee or for serving as a Committee member.
We reimburse the Directors for out-of-pocket expenses associated with attendance at the meetings of the Board and its Committees.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Mr. Goldberg and Mr. Sperry have served as members of the Compensation Committee since 1998 and 2000, respectively, and Mr. Winter was appointed to the Committee in 2004. No member of the Committee is, or has been, an officer or an employee of the Company. None of our executive officers serve as a member of the board of directors or compensation committee of an entity that has one or more executive officers who serve on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
BENEFICIAL OWNERSHIP
The following table sets forth information concerning (i) those persons known by our management to own beneficially more than 5% of our outstanding common stock, (ii) our directors, (iii) our Named Executive Officers and (iv) all of our current directors and executive officers as a group. Such information is provided as of April 15, 2008. The number of shares of common stock issued and outstanding as of April 15, 2008 was 7,859,505. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner is 1924 Pearman Dairy Road, Anderson, South Carolina 29625.

Stockholder	Shares	Percent
Ludwig Kuttner – 627/712 Plank Road, Keene VA 22946 (1)	2,442,336	31.1%
Joel H. Goldberg	5,000	*
Harvey L. Sperry	500	*
Irwin W. Winter	200	*
Michael C. Jackson	200	*
Michael S. Culang	—	*
Jonathan W. Norwood	—	*
Heath L. Golden	—	*
Jeffrey B. Meier	—	*
Maura M. Langley	—	*
All directors and executive officers as a group (10 persons)	2,448,236	31.2

Other Stockholders
FMR Corp. – 82 Devonshire Street, Boston MA 02109 (2)	920,000	11.7
AIM Investment Funds – 11 Greenway Plaza, Suite 100, Houston, TX 77046(3)	455,624	5.8
Heartland Advisors, Inc. – 789 North Water Street, Milwaukee, WI 53202 (4)	465,540	5.9
River Road Asset Management, LLC – 462 South Fourth Street, Suite 1600, Louisville, KY 40202 (5)	524,285	6.7
Peter Woodworth – 702 Main Street, Winona, MN 55987 (6)	417,431	5.3

(1)	Ludwig Kuttner. The shares listed are based on information contained in the Form 4 filed with the SEC on January 24, 2007 by Mr. Ludwig Kuttner. The shares listed include 8,849 shares distributed to Mr. Kuttner under the Company’s Common Stock Purchase Plan for Directors and Executives on September 25, 2007, 35,794 purchased for the account of Mr. Kuttner under the Company’s Common Stock Purchase Plan for Directors, and Executives and 1,190,000 shares owned by a company controlled by Mr. Kuttner. Also included were 377,728 shares held by his spouse, as to which Mr. Kuttner previously disclaimed beneficial ownership.

(2)	Fidelity Puritan Trust. The shares listed are based on information contained in the Form N-CSR filed with the SEC on April 1, 2008. According to the Form N-CSR, Fidelity Puritan Trust held 920,000 shares as of January 31, 2008. According to the a Schedule 13G/A filed on February 14, 2006, Edward C. Johnson III and FMR Corp., through their control of Fidelity Management & Research Company, each have sole power to dispose of the shares owned by FMR Corp. the investment funds, which includes Fidelity Puritan Trust, but do not have or share voting power with respect to the shares.

(3)	Aim Investment Funds. The shares listed are based on information contained in the Form N-Q filed with the Securities and Exchange Commission on March 9, 2008 on behalf of its subsidiary, AIM Funds Management, Inc. According to Form N-Q, AIM Investment Funds held 455,624 shares of common stock as of January 31, 2008.

(4)	Heartland Advisors, Inc. The shares listed are based on information contained in the Schedule 13G filed with the SEC on February 8, 2008 by Heartland Advisors, Inc. and William J. Nasgovitz. According to the Schedule 13G, each of Heartland Advisors, Inc. and William J. Nasgovitz were deemed to have or share sole voting and disposition power and therefore beneficially own 465,540 shares of common stock as of December 31, 2007.

(5)	River Road Asset Management, LLC. The shares listed are based on information contained in the Schedule 13G/A filed with the SEC on February 13, 2008 by River Road Asset Management, LLC and Thomas D. Miller. According to the Schedule 13 G/A, River Road Asset Management, LLC possessed sole voting and disposition power with respect to 369,655 and 524,285, respectively, shares of common stock as of December 31, 2007.

(6)	Peter W. Woodworth. The shares listed are based on information contained in the Schedule 13D/A filed with the SEC on April 11, 2007 by Mr. Woodworth. The shares listed include 70,629 shares held by his spouse, as to which Mr. Woodworth previously disclaimed beneficial ownership.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The Board has determined that Messrs. Goldberg, Sperry, and Winter qualify as independent members of the Board under NASDAQ listing standards and the rules and regulations of the SEC.
On August 30, 2005, we entered into a twelve-year, triple net, lease for 100% of the space in a building with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. The building, located in Anderson, South Carolina, was utilized as administrative offices for the Company commencing February 1, 2006. We occupy approximately 65% of the building, but under terms of the lease are required to pay for 100% of the space and may sublease any unused space. Subsequent to December 31, 2005, we entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. Lease payments made by us related to this facility were approximately $286,000 during the year ended December 31, 2007.
For information regarding other related party transactions, see Note 13 – Related Party Transactions to our audited financial statements included in Item 8.
The Audit Committee Charter provides that the Audit Committee must approve all related party transactions entered into by the Company with any of our directors or executive officers. The lease described above between the Company and another company in which Mr. Kuttner and Mr. Clayton are beneficial owners was approved by the Audit Committee.
Item 14. Principal Accountant Fees and Services.
AUDIT FEES
Deloitte & Touche LLP (“Deloitte”) has served as independent registered public accounting firm for us since 1999.
Audit Fees
The aggregate fees of Deloitte for professional services for the audit of our annual consolidated financial statements as of and for the year ended December 31, 2007 and for the limited reviews of our unaudited consolidated financial statements for the first three quarters of 2007 were $851,300 and expenses related thereto were $43,700, which included audit services relating to Sarbanes-Oxley compliance.
The aggregate fees of Deloitte for professional services for the audit of our annual consolidated financial statements as of and for the year ended December 31, 2006 and for the limited reviews of our unaudited consolidated financial statements for the first three quarters of 2006 were $1,934,100 and expenses related thereto were $63,800, which included audit services relating to Sarbanes-Oxley compliance. Included in the aforementioned were $946,800 of audit fees and expenses related thereto of $17,900 primarily related to the Audit Committee Investigation and the restatement of prior financial results.
Audit Related Fees
There were no audit related services rendered by Deloitte for 2007 and 2006.
Tax Fees
There were no tax related services rendered by Deloitte for 2007 and 2006.
All Other Fees
There were no other fees billed by Deloitte for 2007 and 2006.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES
Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent registered accounting firm for the next year’s audit, management will submit a listing of services expected to be rendered during that year for each of our categories of services to the Audit Committee for approval.
1. AUDIT SERVICES include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2. AUDIT-RELATED SERVICES are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, sales and disposals, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3. TAX RELATED SERVICES include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.
4. OTHER FEES are those associated with services not captured in the above categories. The Company generally does not request such services from the independent registered accounting firm.
Prior to engagement, the Audit Committee obtains detailed information as to the particular services to be provided, and then completes its pre-approval process. The fees are budgeted and the Audit Committee requires the independent registered accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.
All work performed by Deloitte as described above under the captions Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees was approved or pre-approved by the Audit Committee in accordance with the policies and procedures set forth above.

PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a) (1)-(2) The financial statements and required financial statement schedules are included in the Original Filing.
(3) Exhibits:

3.0	Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.1	Certificate of Amendment and Restatement of the Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.2	Amended and Restated By-Laws of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.1*	Employment Agreement, dated as of May 15, 2006, by and between Hampshire Group, Limited and Heath Golden (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-20201) filed on September 14, 2007). (Superseded by agreement dated April 3, 2007).

10.2*	Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.3*	Form of Hampshire Group, Limited Stock Option Plan Amended and Restated effective June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.4*	Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives Amended June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.5*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed October 21, 2002).

10.6*	Employment Agreement between Hampshire Group, Limited and Ludwig Kuttner dated as of January 1, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.7*	Employment Agreement, dated as of September 14, 2006, by and between Hampshire Group, Limited and Jeffrey Meier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 19, 2006).

10.8*	Employment Agreement, dated as of July 1, 2005, by and between Hampshire Group, Limited and Michael Culang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).

10.9*	Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.10*	Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.11*	Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.12*	Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.13*	Letter Agreement, dated October 8, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 8, 2007).

10.14*	Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.15*	Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.16*	Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.17*	Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005).

10.18	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.19	Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated December 29, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.20	Amendment No. 2 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated November 10, 2005 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).

10.21	Amendment No. 3 and Waiver, dated as of August 8, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended December 29, 2004 and November 10, 2005, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 9, 2006).

10.22	Waiver to Credit Agreement, dated as of October 13, 2006, pursuant to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005 and August 8, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 16, 2006).

10.23	Amendment No. 4 and Waiver, dated as of December 29, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006 and October 13, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 29, 2006).

10.24	Amendment No. 5 and Waiver, dated as of March 30, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007).

10.25	Amendment No. 6 and Waiver, dated as of July 11, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, and March 30, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.26	Waiver, dated as of July 25, 2007, to that certain Credit Agreement and Guaranty, dated as of August 14, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007 and July 11, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 27, 2007).

10.27	Waiver, dated as of August 31, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, and July 25, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 31, 2007).

10.28	Amendment No.8 and Waiver, dated as of December 13, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, July 25, 2007 and August 31, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 13, 2007).

10.29	Lease Agreement between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited, dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.30	Lease Agreement between CK Holdings LLC and Hampshire Designers, Inc., dated as of March 20, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).10.31 Asset Purchase Agreement dated October 8, 2003 by and between Hampshire Investments, Limited and K Holdings, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.32	Stock Purchase Agreement dated October 8, 2003 by and between Hampshire Group, Limited and Ludwig Kuttner, et al(incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.33*	Change in Control Agreement, dated as of March 28, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on April 2, 2007.)

10.34*	Indemnification Agreement, dated as of January 4, 2007, by and between Joel Goldberg and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.35*	Indemnification Agreement, dated as of January 4, 2007, by and between Michael C. Jackson and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.36*	Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.37*	Indemnification Agreement, dated as of January 4, 2007, by and between Irwin W. Winter and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.38	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on February 19, 2008).

10.39	Hampshire Group, Limited Long-Term Bonus Plan, dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

11.0	Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 15 to the consolidated financial statements included in Part II, Item 8 of this report).

14.1	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

14.2	Complaint Procedures for Accounting and Audit Matters (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

31.1+	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.0*+	Employment Agreement, dated April 3, 2007, by and between Maura A. McNerney and Hampshire Group, Limited.

*	Company compensatory plan or management contract.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: April 28, 2008	By:	/s/ Michael S. Culang
Michael S. Culang
Interim Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 28, 2008.

Signature	Title

/s/ Michael C. Jackson Michael C. Jackson	Interim Chairman of the Board

/s/ Jonathan W. Norwood Jonathan W. Norwood	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joel H. Goldberg	Director
Joel H. Goldberg

Director
Ludwig Kuttner

/s/ Harvey L. Sperry	Director
Harvey L. Sperry

/s/ Irwin W. Winter	Director
Irwin W. Winter

EXHIBIT INDEX

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.0	Employment Agreement, dated April 3, 2007, by and between Maura A. Langley and Hampshire Group, Limited.