Form 10-Q
period 2008-03-29
HAMPSHIRE GROUP LTD
filed 2008-05-08
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0967107 (I.R.S. Employer Identification No.)

1924 Pearman Dairy Road, Anderson, South Carolina	29625-1303
(Address of principal executive offices)	(Zip Code)
(864) 231-1200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2008: 7,859,505

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 29, 2008

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
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties, and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2007.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions, or circumstances on which any forward looking statement is based.
As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we,” and “us” are used to refer to Hampshire Group, Limited and its wholly-owned subsidiaries.

ii

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	March 29, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$38,132	$48,431
Accounts receivable, net	22,259	26,535
Other receivables	12,079	7,384
Inventories, net	10,481	17,462
Deferred tax assets, net	7,151	9,485
Other current assets	2,127	2,144
Assets of discontinued operations	17,821	20,408

Total current assets	110,050	131,849
Fixed assets, net	13,889	8,060
Goodwill	8,162	8,162
Deferred tax assets, net	4,580	4,231
Other assets	4,300	4,166

Total assets	$140,981	$156,468

Current liabilities:
Current portion of long-term debt	$29	$41
Accounts payable	8,090	15,062
Accrued expenses and other liabilities	12,684	14,871
Liabilities of discontinued operations	2,621	6,418

Total current liabilities	23,424	36,392

Long-term debt less current portion	26	33
Other long-term liabilities	14,679	13,499

Total liabilities	38,129	49,924

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at March 29, 2008 and December 31, 2007	824	824
Additional paid-in capital	36,062	35,977
Retained earnings	74,412	78,189
Treasury stock, 384,279 shares at cost at March 29, 2008 and December 31, 2007	(8,446)	(8,446)

Total stockholders’ equity	102,852	106,544

Total liabilities and stockholders’ equity	$140,981	$156,468

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	March 29, 2008	March 31, 2007
Net sales	$39,763	$40,568
Cost of goods sold	30,428	30,202

Gross profit	9,335	10,366
Selling, general, and administrative expenses	14,706	14,092
Special costs	478	2,101

Loss from operations	(5,849)	(5,827)
Other income (expense):
Interest income	457	814
Interest expense	(38)	(9)
Other, net	(25)	78

Loss from continuing operations before income taxes	(5,455)	(4,944)
Income tax benefit	2,121	1,990

Loss from continuing operations	(3,334)	(2,954)
Loss from discontinued operations, net of taxes	(443)	(813)

Net loss	$(3,777)	$(3,767)

Basic loss per share:
Loss from continuing operations	$(0.42)	$(0.38)
Loss from discontinued operations, net of taxes	(0.06)	(0.10)

Net loss	$(0.48)	$(0.48)

Diluted loss per share:
Loss from continuing operations	$(0.42)	$(0.38)
Loss from discontinued operations, net of taxes	(0.06)	(0.10)

Net loss	$(0.48)	$(0.48)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,860	7,860

Diluted weighted average number of common shares outstanding	7,860	7,860

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2007	8,243,784	$824	$35,977	$78,189	384,279	$(8,446)	$106,544
Net loss	—	—	—	(3,777)	—	—	(3,777)
Tax benefits from share-based payment arrangements	—	—	85	—	—	—	85

Balance at March 29, 2008	8,243,784	$824	$36,062	$74,412	384,279	$(8,446)	$102,852

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(3,777)	$(3,767)
Less: Loss from discontinued operations, net of taxes	(443)	(813)

Loss from continuing operations	(3,334)	(2,954)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	317	198
Loss (gain) on sale of fixed assets	93	(18)
Deferred income tax provision (benefit)	1,985	(269)
Deferred compensation expense, net	—	4
Excess tax benefits from share-based payment arrangements	(85)	(227)
Changes in operating assets and liabilities:
Receivables, net	(334)	(2,806)
Inventories, net	6,981	(592)
Other assets	(150)	471
Liabilities	(7,262)	(7,370)

Net cash provided by (used in) continuing operating activities	(1,789)	(13,563)
Net cash provided by (used in) discontinued operations	(1,695)	(33)

Net cash provided by (used in) operating activities	(3,484)	(13,596)
Cash flows from investing activities:
Capital expenditures	(6,877)	(158)
Proceeds from sales of fixed assets	—	18

Net cash provided by (used in) continuing investing activities	(6,877)	(140)
Net cash provided by (used in) discontinued operations	(4)	(186)

Net cash provided by (used in) investing activities	(6,881)	(326)
Cash flows from financing activities:
Repayment of long-term debt	(19)	(15)
Excess tax benefits from share-based payment arrangements	85	227

Net cash provided by (used in) financing activities	66	212

Net increase (decrease) in cash and cash equivalents	(10,299)	(13,710)
Cash and cash equivalents at beginning of quarter	48,431	70,210

Cash and cash equivalents at end of quarter	$38,132	$56,500

See accompanying notes to the financial statements.

Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2007.
The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2008, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In addition, the Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but over 72% of its annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general.
Special Costs
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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against a suit brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long-term assets as the payment covers a six year policy period. The Company recognized expense related to this policy in the amount of $57,000 in 2007 and $0.2 million for the first quarter of 2008. The Company anticipates recognizing $0.7 million in annual expense in each year from 2008 through 2013, which is the end of the policy term.
Special Costs include, but are not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, the arbitration with Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and current director of the Company, the lawsuit against Messrs. Kuttner, Charles Clayton, and Roger Clark, and related matters (“Special Costs”). See Note 5 – Commitments and Contingencies.
During the quarter ended March 29, 2008, the Company incurred $0.5 million in Special Costs. Costs incurred since inception of the Audit Committee Investigation were approximately $12.0 million through March 29, 2008. The Company expects to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration with Mr. Kuttner, the lawsuit against Messrs. Kuttner, Clayton, and Clark, and related matters. The Company cannot predict the total cost but believes that future costs may be material.
Stock Options
The Company did not record any expense related to equity awards, as no stock-based compensation was awarded during the quarter ended March 29, 2008 or for the three years ended December 31, 2007. No stock options or other forms of equity based compensation were exercised during the quarter ended March 29, 2008 or were outstanding at March 29, 2008.
Presentation of Prior Years Data
Certain reclassifications have been made in the prior periods to conform to the current period presentation.
Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.
FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents information about the Company’s assets measured at fair value on a recurring basis at March 29, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs	March 29,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Cash and cash equivalents	$38,132	$—	$—	$38,132

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”), which was effective January 1, 2008. FAS 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company did not elect to adopt the provisions permitting the measurement of eligible financial assets and liabilities as of January 1, 2008 using the fair value option.
In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. FAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. FAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The provisions of FAS 141R will not impact the Company’s consolidated financial statements for prior periods.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

Note 2 — Inventories
Inventories at March 29, 2008 and December 31, 2007 consisted of the following:

(In thousands)	March 29, 2008	December 31, 2007
Total cost of finished goods	$13,178	$20,427
Less: reserves	(2,697)	(2,965)

Inventories, net	$10,481	$17,462

Note 3 — Revolving Credit Facility
On February 15, 2008, the Company amended and restated its 2003 Revolving Credit Facility by entering into an Amended and Restated Credit Agreement and Guaranty (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (“Agent”).
The Credit Facility has a term of approximately five years and matures on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that the Company satisfies the applicable requirements under the Credit Facility, the Company may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the Credit Facility up to an additional $25.0 million. The Term Loan must be repaid in monthly installments of principal based on a five-year amortization schedule, with the remaining balance being due at the end of the term of the Credit Facility. The actual amount of revolving credit (including letters of credit) available under the Credit Facility is determined by measurements based on the Company’s cash collateral, receivables, inventory, and other criteria. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, and accuracy of representation and warranties. The Credit Facility is available to provide working capital and the trade letters of credit will be used for the purchase and importation of inventory.
The Company, in its discretion, may prepay outstanding principal in whole or part together with accrued interest at any time. The Credit Facility requires the Company to prepay outstanding principal and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The Credit Facility also contains customary provisions that enable the Agent to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of a covenant, insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected.
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
In connection with the Shane Hunter disposition (See Note 7 — Dispositions and Discontinued Operations), as of April 15, 2008, the Company entered into Amendment No. 1 (the “Amendment”) with respect to the Credit Facility. Pursuant to the Amendment, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties or covenants.
At March 29, 2008, there were no outstanding borrowings and approximately $29.2 million outstanding under letters of credit. Borrowing availability was approximately $22.4 million at March 29, 2008.

Note 4 — Loss Per Share
Set forth in the table below is the reconciliation by year of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended March 29, 2008:
Basic loss from continuing operations	$(3,334)	7,860	$(0.42)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(3,334)	7,860	$(0.42)

Three months ended March 31, 2007:
Basic loss from continuing operations	$(2,954)	7,860	$(0.38)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(2,954)	7,860	$(0.38)

There were no stock options outstanding during the three month periods ended March 29, 2008 and March 31, 2007.
Note 5 — Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at March 29, 2008 for such unresolved matters. The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the aforementioned reserve established for past inventory purchases. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.6 million.
On August 17, 2006, Mr. Kuttner, filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company. In July 2007, Mr. Kuttner filed an amended complaint reasserting his claims for termination without cause and seeking a declaratory judgment that he is not liable for claims that the Company may have against him. The arbitration proceeding resumed in March 2008 and the arbitrator ruled that Mr. Kuttner’s declaratory judgment claim need not proceed in this arbitration. A hearing on the merits of Mr. Kuttner’s remaining claims is scheduled for the third quarter of 2008. The Company intends to contest vigorously Mr. Kuttner’s claims.
On March 7, 2008, in connection with the findings of the Audit Committee Investigation, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Messrs. Kuttner, Clayton, and Clark. The complaint asserts claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion. The Company’s claims are based on a pattern of misconduct by Mr. Kuttner, assisted by Messrs. Clayton and Clark, over many years to fraudulently take money from the Company and to deny the government taxes that were duly owed. This misconduct includes Mr. Kuttner’s submission of false expense reports in knowing violation of Company policy and corruptly encouraging others to do so as well; knowingly causing the Company to involve Company employees in making improper charitable donations; violating the terms of deferred compensation plans, which compromised the deductibility of those payments and caused substantial tax deductions for the Company to be placed at risk; knowingly precluding the Company from registering to do business in New York for the purpose of reducing tax obligations; and knowingly misusing Company assets for personal gain. The Company seeks damages in an amount to be determined by the Court, including the costs of the Audit Committee Investigation, reimbursement for the fraudulent and unsubstantiated expenses, restatement and relisting costs, costs relating to the increase in the Company’s tax liability due to, among other things, the compensation and tax schemes, and disgorgement of incentive-based compensation paid to Messrs. Kuttner, Clayton, and Clark. The defendants have not yet responded to the Company’s complaint.

Note 6 — Taxes
The Company’s effective tax rates for continuing operations were 38.9% and 40.3% for the three months ended March 29, 2008 and March 31, 2007, respectively.
The statute of limitations with respect to the Company’s federal income taxes lapsed for periods 2003 and prior. Should the Company utilize any of its U.S. loss carryforwards, which date from 1999, these would be subject to examination. With limited exceptions, the statute of limitations for state income tax returns has expired for tax years 2001 and prior. The Company also files income tax returns in Hong Kong and tax years 2005 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
Note 7 — Dispositions and Discontinued Operations
The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business focus. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.
In 2007, the Company decided to cease domestic activities of its Marisa Christina division and sold the inventory, trade names, and certain other assets, and assigned certain obligations of its David Brooks division to the buyer.
On April 15, 2008, the Company sold certain assets of its Shane Hunter subsidiary including inventory, trademarks, and other assets to a buyer that includes a former member of Shane Hunter’s management. The total purchase price was approximately $3.7 million subject to certain customary post closing adjustments. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. The Company estimates that it will recognize a pre-tax loss on the transaction ranging from $3.5 million to $4.0 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of facility lease expenses. The Company recognized $1.4 million of this loss at March 29, 2008 with the impairment of an intangible and other assets due to the sale.
The Company retained the remaining assets of Shane Hunter including approximately $14.0 million in accounts receivable as of April 14, 2008. The funds from the sale of assets and the liquidation of the remaining assets will be used to provide additional funds for operations and other general corporate purposes.
Shane Hunter’s results of operations were reflected in discontinued operations in these condensed consolidated financial statements in accordance with the provisions of FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).
In connection with the Shane Hunter disposition, as of April 15, 2008, the Company entered into Amendment No. 1 (the “Amendment”) with respect to its Credit Facility. Pursuant to the Amendment, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties or covenants.
In accordance with the provisions of FAS 144, the accompanying condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations at March 29, 2008 and December 31, 2007 were as follows:

(In thousands)	2008	2007
Accounts receivable, net	$14,041	$13,504
Other receivables	63	264
Inventories, net	3,054	4,664
Other current assets	404	377
Fixed assets, net	216	284
Intangible assets, net	—	1,270
Other assets	43	45

Assets of discontinued operations	$17,821	$20,408

Accounts payable	$2,283	$3,166
Accrued expenses and other liabilities	296	3,198
Other long-term liabilities	42	54

Liabilities of discontinued operations	$2,621	$6,418

The operating results for the discontinued operations for the three months ended March 29, 2008 and March 31, 2007 were as follows:

(In thousands)	2008	2007
Net sales	$15,076	$10,310

Gross profit	$3,727	$3,523

Loss on discontinued operations before income taxes	$(762)	$(1,446)
Income tax benefit	319	633

Loss from discontinued operations, net of taxes	$(443)	$(813)

Note 8 — Subsequent Events
Restructuring and Cost Reduction Plan
On May 2, 2008, the Company initiated a restructuring and cost reduction plan that involves the reduction of its workforce and includes the consolidation and relocation of some of its operations, which will lead to the closing of its Hauppauge, NY office. In addition to the reduction in workforce, the restructuring and cost reduction plan will eliminate certain non-payroll expenses. The centralization of the women’s divisions into one office in New York, the expanded capabilities of the Company’s Hong Kong based subsidiary, and the consolidation of certain back office functions into the Company’s South Carolina office will help facilitate the implementation of the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains statements that are forward looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed elsewhere in this report. This discussion should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2007 under Item 1A — Risk Factors, and include the following risk factors:
•	Decreases in business from or the loss of any one of our key customers;
•	Financial instability experienced by our customers;
•	Loss of or inability to renew certain licenses;
•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
•	Use of foreign suppliers for raw materials and manufacture of our products;
•	Failure of our manufacturers to use acceptable ethical business practices;
•	Failure to deliver quality products in a timely manner;
•	Problems with our distribution system and our ability to deliver products;
•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;
•	Chargebacks and margin support payments;
•	Failure, inadequacy, interruption, or security lapse of our information technology;
•	Failure to compete successfully in a highly competitive and fragmented industry;
•	Challenges integrating any business we may acquire;
•	Ownership of a significant portion of our common stock by Ludwig Kuttner and our dispute with and lawsuit against him;
•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
•	Future defaults under our credit facility;
•	Loss of certain key personnel which could negatively impact our ability to manage our business;
•	Investigations by the SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”); and
•	Potential future restatements of our prior financial statements.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions, or circumstances on which any forward looking statement is based.

OVERVIEW
We believe that Hampshire Group, Limited is a leading provider of women’s and men’s sweaters, wovens and knits, and a growing designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc. and Item-Eyes, Inc. The Company was established in 1977 and is incorporated in the state of Delaware.
Hampshire Designers, Inc. is comprised of both our women’s knitwear division, known as Hampshire Designers, and our men’s division, known as Hampshire Brands, which together represent what we believe, is one of the leading designers and marketers of sweaters in North America. In addition, we believe Item-Eyes, Inc. is a leading designer and marketer of related sportswear for women. We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus.
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
Our divisions source the manufacture of their product with factories primarily located in Southeast Asia. Our products are subject to increasing prices, which we try to offset by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers primarily using letters of credit in U.S. dollars.
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
Special Costs
In 2006, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s former management (the “Audit Committee Investigation”).
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against a suit brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long-term assets as the payment covers a six year policy period. The Company recognized expense related to this policy in the amount of $57,000 in 2007 and $0.2 million for the first quarter of 2008. The Company anticipates recognizing $0.7 million in annual expense in each year from 2008 through 2013, which is the end of the policy term.
Special Costs include, but are not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the investigation, investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, the arbitration with Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and current director of the Company, the lawsuit against Mr. Kuttner, Charles Clayton, and Roger Clark, and related matters (“Special Costs”). See Legal and Compliance Matters.

Legal and Compliance Matters
On August 17, 2006, Mr. Kuttner filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million. The arbitration proceeding was stayed in February 2007 at Mr. Kuttner’s request pending the outcome of discussions between Mr. Kuttner and the Company. In July 2007, Mr. Kuttner filed an amended complaint reasserting his claims for termination without cause and seeking a declaratory judgment that he is not liable for such claims that the Company may have against him. The arbitration proceeding resumed in March 2008 and the arbitrator ruled that Mr. Kuttner’s declaratory judgment claim need not proceed in this arbitration. A hearing on the merits of Mr. Kuttner’s remaining claims is scheduled for the third quarter of 2008. We intend to contest vigorously Mr. Kuttner’s claim.
On March 7, 2008, in connection with the findings of the Audit Committee Investigation, we filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Messrs. Kuttner, Clayton, and Clark. The complaint asserts claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion. Our claims are based on a pattern of misconduct by Mr. Kuttner, assisted by Messrs. Clayton and Clark, over many years to fraudulently take money from the Company and to deny the government taxes that were duly owed. This misconduct includes Mr. Kuttner’s submission of false expense reports in knowing violation of Company policy and corruptly encouraging others to do so as well; Mr. Kuttner knowingly causing the Company to involve Company employees in making improper charitable donations; violating the terms of deferred compensation plans, which compromised the deductibility of those payments and caused substantial tax deductions for the Company to be placed at risk; knowingly precluding the Company from registering to do business in New York for the purpose of reducing tax obligations; and knowingly misusing Company assets for personal gain. We seek damages in an amount to be determined by the Court, including the costs of the Audit Committee Investigation, reimbursement for the fraudulent and unsubstantiated expenses, restatement and relisting costs, costs relating to the increase in our tax liability due to, among other things, the compensation and tax schemes, and disgorgement of incentive-based compensation paid to Messrs. Kuttner, Clayton, and Clark. The defendants have not yet responded to the Company’s complaint.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Amended and Restated Revolving Credit Facility
On February 15, 2008, we amended and restated our 2003 Revolving Credit Facility by entering into an Amended and Restated Credit Agreement and Guaranty (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (“Agent”).
The Credit Facility has a term of approximately five years and matures on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that we satisfy the applicable requirements under the Credit Facility, we may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the Credit Facility up to an additional $25.0 million. The Term Loan must be repaid in monthly installments of principal based on a five-year amortization schedule, with the remaining balance being due at the end of the term of the Credit Facility. The actual amount of revolving credit (including letters of credit) available under the Credit Facility is determined by measurements based on our cash collateral, receivables, inventory, and other criteria. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, and accuracy of representation and warranties. The Credit Facility is available to provide working capital and the trade letters of credit will be used for the purchase and importation of inventory.
We, at our discretion, may prepay outstanding principal in whole or in part together with accrued interest at any time. The Credit Facility requires us to prepay outstanding principal and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The Credit Facility also contains customary provisions that enable the Agent to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of a covenant, insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected.

The obligations under the Credit Facility are secured by (i) a first priority security interest in certain of our assets and our subsidiaries that are party to the Credit Facility, in their capacity as guarantors, (ii) a pledge of all issued and outstanding common stock of each of our operating domestic subsidiaries, and (iii) an assignment of proceeds of insurance covering collateral.
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
In connection with the Shane Hunter disposition (See Dispositions, Discontinued Operations, and Related Matters), as of April 15, 2008, we entered into Amendment No. 1 (the “Amendment”) with respect to the Credit Facility. Pursuant to the Amendment, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties or covenants.
Dispositions, Discontinued Operations, and Related Matters
We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a part of this review, we disposed and discontinued operations of certain divisions as outlined below.
In 2007, we decided to cease domestic activities of our Marisa Christina division and sold the inventory, trade names, and certain other assets, and assigned certain obligations of our David Brooks division to the buyer.
On April 15, 2008, we sold certain assets of our Shane Hunter subsidiary including inventory, trademarks, and other assets to a buyer that includes a former member of Shane Hunter’s management. The total purchase price was approximately $3.7 million subject to certain customary post closing adjustments. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. We estimate that we will recognize a pre-tax loss on the transaction ranging from $3.5 million to $4.0 million due to, among other things, the write off of intangibles, severance, transaction related costs, and the acceleration of facility lease expenses. We recognized $1.4 million of this loss at March 29, 2008 with the impairment of an intangible and other assets due to the sale.
We retained the remaining assets of Shane Hunter, including approximately $14.0 million in accounts receivable as of April 14, 2008. The funds from the sale of assets and the liquidation of the remaining assets will be used to provide additional funds for operations and other general corporate purposes.
Shane Hunter’s results of operations were reflected in discontinued operations in these condensed consolidated financial statements in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Financial Accounting Standard (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).
In connection with the Shane Hunter disposition, as of April 15, 2008, we entered into Amendment No. 1 (the “Amendment”) with respect to its Credit Facility. Pursuant to the Amendment, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties or covenants.
In accordance with the provisions of FAS 144, the accompanying condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations at March 29, 2008 and December 31, 2007 were as follows:

(In thousands)	2008	2007
Accounts receivable, net	$14,041	$13,504
Other receivables	63	264
Inventories, net	3,054	4,664
Other current assets	404	377
Fixed assets, net	216	284
Intangible assets, net	—	1,270
Other assets	43	45

Assets of discontinued operations	$17,821	$20,408

Accounts payable	$2,283	$3,166
Accrued expenses and other liabilities	296	3,198
Other long-term liabilities	42	54

Liabilities of discontinued operations	$2,621	$6,418

The operating results for the discontinued operations for the three months ended March 29, 2008 and March 31, 2007 were as follows:

(In thousands)	2008	2007
Net sales	$15,076	$10,310

Gross profit	$3,727	$3,523

Loss on discontinued operations before income taxes	$(762)	$(1,446)
Income tax benefit	319	633

Loss from discontinued operations, net of taxes	$(443)	$(813)

Restructuring and Cost Reduction Plan
Due to the continued weak retail environment, we have initiated an evaluation of our selling, general, and administrative expenses during the second quarter of 2008. The result of this evaluation was the initiation of a restructuring and cost reduction plan on May 2, 2008 that involves a reduction of our workforce and includes the consolidation and relocation of some of our operations, which will lead to the closing of our Hauppauge, NY office. In addition to the reduction in workforce, the restructuring and cost reduction plan will eliminate certain non-payroll expenses. The centralization of our women’s divisions into one office in New York, the expanded capabilities of our Hong Kong based subsidiary, and the consolidation of certain back office functions into our South Carolina office will help facilitate the implementation of the plan.

RESULTS OF OPERATIONS
Quarterly Comparison — First Quarters of 2008 and 2007
Net Sales
Net sales decreased 2.0% to $39.8 million for the three months ended March 29, 2008 compared with $40.6 million for the same period last year. The $0.8 million decrease was the result of a decline in volume mainly due to weak retail conditions partially offset by higher average selling prices as outlined in the table below.

	First Quarter Rate/Volume
		Percentage
(In thousands)	Dollars	of 2007
Net sales quarter ended March 31, 2007	$40,568	100.0%
Volume	(1,251)	(3.1%)
Average selling prices	446	1.1%

Net sales quarter ended March 29, 2008	$39,763	98.0%

We believe that the small decline in our 2008 first quarter net sales is not reflective of the severity of the current weak retail conditions. If these retail conditions persist, which we believe appears likely for the balance of the year, our net sales will be adversely affected in 2008.
Gross Profit
Gross profit for the three months ended March 29, 2008 was $9.3 million compared with $10.4 million for the same period last year primarily as the result of the combined effect of a decline in net sales and a decline in the gross profit percentage to 23.5% of net sales for the three months ended March 29, 2008 compared with 25.6% of net sales for the same period last year. The decline in gross profit percentage was primarily due to the combined effect of changes in the mix of product sold, fluctuations in currency rates, and the increase in the costs of production and transportation.
If current economic conditions persist, our gross profit and operating results will be adversely affected for the remainder of 2008. To reduce the potential impact of these conditions, we have initiated a restructuring and cost reduction plan during the second quarter of 2008. See Restructuring and Cost Reduction Plan.
Special Costs
During the quarter ended March 29, 2008, we incurred $0.5 million in Special Costs. Costs incurred since inception of the Audit Committee Investigation were approximately $12.0 million through March 29, 2008. We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the arbitration with Mr. Kuttner, the lawsuit against Messrs. Kuttner, Clayton, and Clark, and related matters. We cannot predict the total cost but believe that future costs may be material.
Income Taxes
We recognized an income tax benefit of $2.1 million in the three months ended March 29, 2008 compared to an income tax benefit of $2.0 million in the same period last year. The effective income tax rate was 38.9% in 2008 compared with 40.3% for 2007. The decrease in the effective tax rate as compared with the prior year primarily resulted from a decrease in non-deductible tax items in the current fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity and capital requirements are to fund working capital for current operations, which consists primarily of funding the seasonal buildup in inventories and accounts receivable. Due to the seasonality of our business, we generally reach our maximum working capital requirement during the third quarter of the year. Our liquidity and capital requirements are primarily met from funds generated from operations and borrowings under our Credit Facility.
Net cash used by continuing operating activities was $1.8 million for the three months ended March 29, 2008 as compared with $13.6 million for the same period last year. The change was primarily the result of a decline in inventory and receivables in the current period as compared with the prior period partially offset by an increase in the loss from continuing operations in the current period.

Net cash used in continuing investing activities was $6.9 million for the three months ended March 29, 2008 as compared with $0.1 million provided for the same period last year. The increase in the use of cash in the current period was primarily the result of an increase in capital expenditures, most of which are related to our new office in New York.
We maintain a Credit Facility with six participating commercial banks. The Credit Facility matures on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. See Amended and Restated Revolving Credit Facility.
At March 29, 2008, there were no outstanding borrowings and approximately $29.2 million was outstanding under letters of credit. Borrowing availability was approximately $22.4 million at March 29, 2008. As discussed in Amended and Restated Revolving Credit Facility, we currently have the ability, at our option, to convert up to $25.0 million of the $125.0 million Credit Facility to a term loan.
We believe that the borrowings available to us under the Credit Facility along with cash flow from operations and the disposition of Shane Hunter will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2007.
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
FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on our consolidated financial statements.
FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about our assets measured at fair value on a recurring basis at March 29, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs	March 29,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Cash and cash equivalents	$38,132	$—	$—	$38,132

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”), which was effective January 1, 2008. FAS 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We did not elect to adopt the provisions permitting the measurement of eligible financial assets and liabilities as of January 1, 2008 using the fair value option.
In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. FAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. FAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The provisions of FAS 141R will not impact our consolidated financial statements for prior periods.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. We are also exposed to market risk due to increasing costs of our products. During the first three months of fiscal year 2008, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2007, which was filed with the SEC on March 7, 2008, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no effect in the three months ended March 29, 2008 due to the fact that there were minimal short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of March 29, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and processes were effective as of March 29, 2008.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 29, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of litigation and certain related matters, please see Note 5 of Part I, Item 1, entitled Commitments and Contingencies, and Part I, Item 2 entitled Legal and Compliance Matters.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as set forth in the Annual Report for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
Jan. 1 — Feb. 2, 2008	—	$—	—
Feb. 3 — Mar. 1, 2008	—	—	—
Mar. 2 — Mar. 29, 2008	—	—	—

Total	—	$—	—	1,036,490

We did not repurchase any of our equity securities during the first quarter of 2008. Under Board approved plans announced on March 17, 2005 and April 26, 2006, the Company may purchase up to 400,000 and 1,000,000 shares, respectively, of our common stock. The plans do not have an expiration date. The maximum number of shares that may yet be purchased under such plans was 1,036,490 at March 29, 2008. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.
Item 3. Defaults Upon Senior Securities.
During the first quarter of 2008, there were no defaults upon the Company’s senior securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Restructuring and Cost Reduction Plan
Due to the continued weak retail environment, we have undertaken an evaluation of our selling, general, and administrative expenses during the second quarter of 2008. The result of this evaluation was the initiation of a restructuring and cost reduction plan on May 2, 2008 that involves a reduction of our workforce and includes the consolidation and relocation of some of our operations, which will lead to the closing of our Hauppauge, NY office. In addition to the reduction in workforce, the restructuring and cost reduction plan will eliminate certain non-payroll expenses. The centralization of our women’s divisions into one office in New York, the expanded capabilities of our Hong Kong based subsidiary, and the consolidation of certain back office functions into our South Carolina office will help facilitate the implementation of the plan.

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:
10.1	Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation, and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on February 19, 2008).

10.2	The Hampshire Group, Limited Long-Term Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: May 8, 2008	By:	/s/ Michael S. Culang Michael S. Culang
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jonathan W. Norwood Jonathan W. Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002