Form 10-Q
period 2008-06-28
HAMPSHIRE GROUP LTD
filed 2008-08-06
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware	06-0967107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1924 Pearman Dairy Road, Anderson, SC	29625-1303
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of August 5, 2008: 5,469,165

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 28, 2008

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

ii

PART I-FINANICIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	June 28, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$48,270	$48,431
Accounts receivable, net	16,172	26,535
Other receivables	3,961	7,384
Inventories, net	28,556	17,462
Deferred tax assets, net	12,006	9,485
Other current assets	2,657	2,144
Assets of discontinued operations	66	20,408

Total current assets	111,688	131,849
Fixed assets, net	13,693	8,060
Goodwill	8,162	8,162
Deferred tax assets, net	6,014	4,231
Other assets	4,965	4,166

Total assets	$144,522	$156,468

Current liabilities:
Current portion of long-term debt	$29	$41
Accounts payable	17,044	15,062
Accrued expenses and other liabilities	12,766	14,871
Liabilities of discontinued operations	1,919	6,418

Total current liabilities	31,758	36,392

Long-term debt less current portion	19	33
Other long-term liabilities	14,912	13,499

Total liabilities	46,689	49,924

Commitments and contingencies (Notes 5 and 9)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at June 28, 2008 and December 31, 2007	824	824
Additional paid-in capital	36,062	35,977
Retained earnings	69,393	78,189
Treasury stock, 384,279 shares at cost at June 28, 2008 and December 31, 2007	(8,446)	(8,446)

Total stockholders’ equity	97,833	106,544

Total liabilities and stockholders’ equity	$144,522	$156,468

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$32,897	$32,709	$72,660	$73,277
Cost of goods sold	23,912	24,499	54,340	54,701

Gross profit	8,985	8,210	18,320	18,576
Selling, general, and administrative expenses	13,807	11,872	28,513	25,964
Special costs	490	1,746	968	3,847

Loss from operations	(5,312)	(5,408)	(11,161)	(11,235)
Other income (expense):
Interest income	309	662	766	1,476
Interest expense	(38)	(10)	(76)	(19)
Other, net	18	102	(7)	180

Loss from continuing operations before income taxes	(5,023)	(4,654)	(10,478)	(9,598)
Income tax benefit	1,902	3,256	4,023	5,246

Loss from continuing operations	(3,121)	(1,398)	(6,455)	(4,352)
Loss from discontinued operations, net of taxes	(1,898)	(856)	(2,341)	(1,669)

Net loss	$(5,019)	$(2,254)	$(8,796)	$(6,021)

Basic loss per share:
Loss from continuing operations	$(0.40)	$(0.18)	$(0.82)	$(0.56)
Loss from discontinued operations, net of taxes	(0.24)	(0.11)	(0.30)	(0.21)

Net loss	$(0.64)	$(0.29)	$(1.12)	$(0.77)

Diluted loss per share:
Loss from continuing operations	$(0.40)	$(0.18)	$(0.82)	$(0.56)
Loss from discontinued operations, net of taxes	(0.24)	(0.11)	(0.30)	(0.21)

Net loss	$(0.64)	$(0.29)	$(1.12)	$(0.77)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,860	7,860	7,860	7,860

Diluted weighted average number of common shares outstanding	7,860	7,860	7,860	7,860

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2007	8,243,784	$824	$35,977	$78,189	384,279	$(8,446)	$106,544
Net loss	—	—	—	(8,796)	—	—	(8,796)
Tax benefits from share-based payment arrangements	—	—	85	—	—	—	85

Balance at June 28, 2008	8,243,784	$824	$36,062	$69,393	384,279	$(8,446)	$97,833

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(8,796)	$(6,021)
Less: Loss from discontinued operations, net of taxes	(2,341)	(1,669)

Loss from continuing operations	(6,455)	(4,352)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	832	416
Loss (gain) on sale of fixed assets	127	(75)
Deferred income tax provision (benefit)	(4,305)	(721)
Deferred compensation expense, net	100	8
Excess tax benefits from share-based payment arrangements	(85)	(227)
Changes in operating assets and liabilities:
Receivables, net	13,765	4,748
Inventories, net	(11,095)	(30,214)
Other assets	(845)	74
Liabilities	3,852	1,968

Net cash provided by (used in) continuing operating activities	(4,109)	(28,375)
Net cash provided by (used in) discontinued operations	9,758	(3,226)

Net cash provided by (used in) operating activities	5,649	(31,601)
Cash flows from investing activities:
Capital expenditures	(9,101)	(661)
Proceeds from sales of fixed assets	—	123

Net cash provided by (used in) continuing investing activities	(9,101)	(538)
Net cash provided by (used in) discontinued operations	3,724	(272)

Net cash provided by (used in) investing activities	(5,377)	(810)
Cash flows from financing activities:
Repayment of long-term debt	(26)	(34)
Excess tax benefits from share-based payment arrangements	85	227
Capitalized credit facility costs	(492)	—

Net cash provided by (used in) financing activities	(433)	193

Net increase (decrease) in cash and cash equivalents	(161)	(32,218)
Cash and cash equivalents at beginning of period	48,431	70,210

Cash and cash equivalents at end of period	$48,270	$37,992

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
The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2008, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In addition, the Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but over 70% of its annual sales in recent years have occurred in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general.
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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long-term assets as the policy covers a six year period. The Company recognized expense related to this policy in the amount of $0.1 million in 2007 and $0.2 million for each of the first and second quarters of 2008. If the Company enters into settlements and releases with its former director and all of its former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, the Company anticipates recognizing $0.7 million in annual expense in each year from 2008 through 2012 and $0.6 million in 2013, which is the end of the policy term.
The Company reports certain costs as “Special Costs” including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and director of the Company, the lawsuit against Charles Clayton and Roger Clark and related matters. See Note 5 — Commitments and Contingencies and Note 9 — Subsequent Events regarding a settlement with Mr. Kuttner.
During the three months and six months ended June 28, 2008, the Company incurred $0.5 million and $1.0 million in Special Costs, respectively. During the three months and six months ended June 30, 2007, the Company incurred $1.7 million and $3.8 million in Special Costs, respectively. Special Costs incurred since inception of the Audit Committee Investigation were approximately $12.4 million through June 28, 2008. The Company expects to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the settlement with Mr. Kuttner in the third quarter of 2008, the lawsuit against Messrs. Clayton and Clark, and related matters. The Company cannot predict the total cost but believes that future costs could be material.
Stock Options
The Company did not record any expense related to equity awards, as no stock-based compensation was awarded during the six months ended June 28, 2008 or for the three years ended December 31, 2007. No stock options or other forms of equity based compensation were exercised during the six months ended June 28, 2008 or were outstanding at June 28, 2008.
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
FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents information about the Company’s assets measured at fair value on a recurring basis at June 28, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	June 28, 2008
Cash and cash equivalents	$48,270	$—	$—	$48,270

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
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of determining the impact the adoption of FAS 162 will have on its consolidated financial statements.

Note 2 — Inventories
Inventories at June 28, 2008 and December 31, 2007 consisted of the following:

(In thousands)	June 28, 2008	December 31, 2007
Total finished goods at cost	$32,302	$20,427
Less: reserves	(3,746)	(2,965)

Inventories, net	$28,556	$17,462

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
The Credit Facility has a term of approximately five years and expires on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that the Company satisfies the applicable requirements under the Credit Facility, the Company may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the Credit Facility up to an additional $25.0 million. The Term Loan would be required to be repaid in monthly installments of principal based on a five-year amortization schedule, with the remaining balance being due at the end of the term of the Credit Facility. Revolving credit loans are limited to the lesser of: (a) $125.0 million less the outstanding principal amount of the Term Loan; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of certain of the Company’s subsidiaries and 50% of the undrawn amount of outstanding eligible trade letters of credit issued under the Credit Facility, and cash on deposit in a pledged account, if any, less in each case the outstanding letters of credit and in the case of (b) above, reserves. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, and accuracy of representation and warranties. The Credit Facility is available to provide working capital and the trade letters of credit that will be used for the purchase and importation of inventory.
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
Interest accrues on outstanding indebtedness under revolving credit loans at an annual rate, at the election of the Company, equal to either: (a) HSBC’s prime rate then in effect minus 1.00% or (b) the Eurodollar Rate plus 1.25%. Interest accrues on the Term Loan at a rate equal to the Eurodollar Rate plus 1.75%. All interest is calculated on the basis of actual number of days outstanding in a year of 360 days. In addition, the Credit Facility requires the Company to pay certain customary fees, costs, and expenses of the Banks and the Agent.
In connection with the Shane Hunter disposition (See Note 7 — Dispositions and Discontinued Operations), as of April 15, 2008, the Company entered into Amendment No. 1 with respect to the Credit Facility (“Amendment No.1”). Pursuant to Amendment No. 1, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties, and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties, or covenants.
At June 28, 2008, there were no outstanding borrowings and approximately $49.5 million outstanding under letters of credit. Borrowing availability was approximately $1.7 million at June 28, 2008.
See Note 9 — Subsequent Events for discussion of Amendment No. 2 with respect to the Credit Facility.

Note 4 — Loss Per Share
Set forth in the table below is the reconciliation by year of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended June 28, 2008:
Basic loss from continuing operations	$(3,121)	7,860	$(0.40)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(3,121)	7,860	$(0.40)

Three months ended June 30, 2007:
Basic loss from continuing operations	$(1,398)	7,860	$(0.18)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(1,398)	7,860	$(0.18)

Six months ended June 28, 2008:
Basic loss from continuing operations	$(6,455)	7,860	$(0.82)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(6,455)	7,860	$(0.82)

Six months ended June 30, 2007:
Basic loss from continuing operations	$(4,352)	7,860	$(0.56)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(4,352)	7,860	$(0.56)

There were no stock options outstanding during the six month periods ended June 28, 2008 and June 30, 2007.
Note 5 — Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at June 28, 2008 for such unresolved matters. The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the aforementioned reserve established for past inventory purchases. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.4 million.
Due to current economic and market conditions the Company has decided to indefinitely delay the launch of the Joseph Abboud women’s label and is currently reviewing its long-term strategy for this license. In conjunction with this decision, the Company has recorded a $0.3 million charge for minimum commitments under the license through June 2010.
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

On March 7, 2008, in connection with the findings of the Audit Committee Investigation, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Messrs. Kuttner, Clayton, and Clark. The complaint asserted claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion.
See Note 9 — Subsequent Events for discussion of the settlement of the arbitration and Delaware litigation with Mr. Kuttner.
Note 6 — Taxes
The Company’s effective tax rates for continuing operations were 37.9% and 70.0% for the three months ended June 28, 2008 and June 30, 2007, respectively, and were 38.4% and 54.7% for the six months ended June 28, 2008 and June 30, 2007, respectively.
The statute of limitations with respect to the Company’s federal income taxes lapsed for periods 2003 and prior. Should the Company utilize any of its U.S. loss carryforwards, which date from 1999, these would be subject to examination. With limited exceptions, the statute of limitations for state income tax returns has expired for tax years 2001 and prior. The Company also files income tax returns in Hong Kong for which tax years 2005 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
In May 2008, the Company received a notice from the City of New York that it intends to audit tax returns filed by the Company for the years 2001 through 2005.
Note 7 — Dispositions and Discontinued Operations
The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business focus. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.
In 2007, the Company sold certain assets of its Marisa Christina division and ceased its domestic activities. During 2007, the Company also sold the inventory, trade names, and certain other assets of its David Brooks division and assigned certain obligations of its David Brooks division to the buyer.
On April 15, 2008, the Company sold certain assets of its Shane Hunter subsidiary including inventory, trademarks, and other assets to a buyer which includes former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the six months ended June 28, 2008, the Company recognized a pre-tax loss on the transaction of $3.7 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses. During the three months ended June 28, 2008, $2.3 million of this loss was recognized.
The Company retained the remaining assets of Shane Hunter including approximately $14.0 million in gross accounts receivable as of April 14, 2008. As of June 28, 2008, the balance of these gross receivables was $0.2 million. The funds from the sale of assets and the liquidation of the remaining assets will be used to provide additional funds for operations and other general corporate purposes.
Shane Hunter’s results of operations are reflected in discontinued operations in these condensed consolidated financial statements in accordance with the provisions of FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).
In connection with the Shane Hunter disposition, as of April 15, 2008, the Company entered into Amendment No. 1 with respect to its Credit Facility (“Amendment No. 1”). Pursuant to Amendment No. 1, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties, or covenants.
In accordance with the provisions of FAS 144, these condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations are as follows:

(In thousands)	June 28, 2008	December 31, 2007
Accounts receivable, net	$—	$13,504
Other receivables	12	264
Inventories, net	—	4,664
Other current assets	14	377
Fixed assets, net	15	284
Intangible assets, net	—	1,270
Other assets	25	45

Assets of discontinued operations	$66	$20,408

Accounts payable	$1,308	$3,166
Accrued expenses and other liabilities	299	3,198
Other long-term liabilities	312	54

Liabilities of discontinued operations	$1,919	$6,418

The operating results for the discontinued operations for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Net sales	$1,531	$16,649	$16,607	$26,959

Gross profit	$350	$2,932	$4,077	$6,455

Loss on discontinued operations before income taxes	$(950)	$(1,523)	$(312)	$(2,969)
Loss on sale of business	(2,252)	—	(3,652)	—
Income tax benefit	1,304	667	1,623	1,300

Loss from discontinued operations, net of taxes	$(1,898)	$(856)	$(2,341)	$(1,669)

Note 8 — Restructuring and Cost Reduction Plan
As previously disclosed, in May 2008 the Company initiated a restructuring and cost reduction plan (the “Plan”) that involves the reduction of its workforce and includes the consolidation and relocation of some of its operations, including the closing of its Hauppauge, NY office. In addition to the reduction in workforce, the Plan will eliminate certain non-payroll expenses. Key objectives of the Plan include the centralization of the Company’s women’s divisions into one New York office, expanding the capabilities of the Company’s Hong Kong based subsidiary, and the consolidation of certain back office functions into the Company’s South Carolina office. The Company estimates it will incur one-time costs of approximately $0.7 million, consisting mostly of termination benefits.
The following summarizes the restructuring costs recognized through June 28, 2008 associated with the Plan:

Three Months Ended
(In thousands)	June 28, 2008
Personnel reductions	$432
Other costs	9

Total	$441

A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the unaudited condensed consolidated balance sheet is shown below:

	Three Months Ended June 28, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$—	$—	$—
Costs charged to expense	432	9	441
Costs paid or settled	(298)	(9)	(307)

End of period	$134	$—	$134

Personnel reductions and other costs are charged to “Selling, general, and administrative expenses” on these unaudited condensed consolidated statements of operations for the three months ended June 28, 2008. The Company currently estimates that the total one-time costs associated with the Plan are $0.7 million with the remaining $0.3 million to be expensed during the remainder of 2008. The Company anticipates total personnel reductions during 2008 of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
Note 9 — Subsequent Events
On August 4, 2008, the Company entered into a Stock Purchase and Settlement Agreement and Mutual Releases (the “Settlement Agreement”) with Ludwig Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC (together, the “Kuttner Parties”). Under the Agreement, the Company and Ludwig Kuttner resolved any ongoing and potential litigation between them related to the Audit Committee Investigation and the Kuttner Parties sold all of the stock of the Company that they owned to the Company.
Pursuant to the agreement (i) the Company purchased from the Kuttner Parties 2,390,340 shares of common stock of the Company, constituting all of the interests in the Company beneficially owned by the Kuttner Parties, for a price-per-share of $5.00, (ii) the Company settled and released certain claims it asserted against Ludwig Kuttner related to the Audit Committee Investigation, (iii) Ludwig Kuttner dismissed certain claims he asserted against the Company related to, among other things, employment related matters, (iv) the Company granted a release of any other claims that it may have or could assert against the Kuttner Parties, (v) the Kuttner Parties granted a release of any other claims that they may have or could assert against the Company, and (vi) Ludwig Kuttner made a payment of approximately $1.6 million to the Company. In addition, (i) the Kuttner Parties agreed not to purchase any of the Company’s stock, propose to enter into any business combination with the Company, seek election to the Board or solicit proxies from the Company’s stockholders, in each case, for a period of ten (10) years, (ii) Ludwig Kuttner resigned from the Board, and (iii) the Kuttner Parties agreed not to solicit the Company’s employees and customers for a period of eighteen months. The Kuttner Parties also agreed not to compete with the Company for a period of eighteen months.
Credit Agreement Amendment
In connection with the Settlement Agreement, the Company concurrently entered into Amendment No. 2 to the Credit Facility (“Amendment No. 2”). Pursuant to Amendment No. 2, the Banks agreed to amend the Credit Facility (i) to permit the Settlement and the funding of all or a portion of the Settlement with the proceeds of a borrowing thereunder, (ii) to reduce the basket for restricted payments permitted to be made by the Company after the consummation of the Settlement from $7.5 million per year to $5.0 million per year, and (iii) to reduce the required consolidated tangible net worth of the Company from $85.0 million to $50.0 million.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2007 under Item 1A — Risk Factors, and include the following risk factors:
•	Decreases in business from or the loss of any one of our key customers;
•	Financial instability experienced by our customers;
•	Loss of or inability to renew certain licenses;
•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
•	Use of foreign suppliers for raw materials and manufacture of our products;
•	Failure of our manufacturers to use acceptable ethical business practices;
•	Failure to deliver quality products in a timely manner;
•	Problems with our distribution system and our ability to deliver products;
•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;
•	Chargebacks and margin support payments;
•	Failure, inadequacy, interruption, or security lapse of our information technology;
•	Failure to compete successfully in a highly competitive and fragmented industry;
•	Challenges integrating any business we may acquire;
•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
•	Future defaults under our credit facility;
•	Loss of certain key personnel which could negatively impact our ability to manage our business;
•	Investigations by the SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”) related to prior management’s actions; and
•	Potential future restatements of our prior financial statements.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions, or circumstances on which any forward looking statement is based.

OVERVIEW
Hampshire Group, Limited is a provider of women’s and men’s sweaters, wovens and knits, and a designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc. and Item-Eyes, Inc. The Company was established in 1977 and is incorporated in the state of Delaware.
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
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, mass merchant retailers, and specialty stores. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with the sourcing and provides quality control for Hampshire Designers, Inc. and Item-Eyes, Inc.
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
With our dependence on international sources, the failure of any of these manufacturers to ship our product in a timely manner, failure of the factories to meet required quality standards, or delays in receipt, including clearing U.S. Customs, could cause us to miss delivery dates to customers. The failure to make timely deliveries of quality product could result in customers either canceling their orders or demanding reduced prices for late delivery. Currency fluctuations can also expose us to higher costs.
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
Legal and Compliance Matters
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
On August 17, 2006, Mr. Kuttner, filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million. On March 7, 2008, in connection with the findings of the Audit Committee Investigation, we filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Messrs. Kuttner, Clayton, and Clark. The complaint asserted claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion.
On August 4, 2008, we entered into a Stock Purchase and Settlement Agreement and Mutual Releases (the “Settlement Agreement”) with Ludwig Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC (together, the “Kuttner Parties”). Under the Agreement, we resolved any ongoing and potential litigation between us and Ludwig Kuttner related to the Audit Committee Investigation, and the Kuttner Parties sold all of the stock of the Company that they owned to the Company.

Pursuant to the agreement (i) we purchased from the Kuttner Parties 2,390,340 shares of our common stock, constituting all of the interests in us beneficially owned by the Kuttner Parties, for a price-per-share of $5.00, (ii) we settled and released certain claims we asserted against Ludwig Kuttner related to the Audit Committee Investigation, (iii) Ludwig Kuttner dismissed certain claims he asserted against us related to, among other things, employment related matters, (iv) we granted a release of any other claims that we may have or could assert against the Kuttner Parties, (v) the Kuttner Parties granted a release of any other claims that they may have or could assert against the us, and (vi) Ludwig Kuttner made a payment to us of approximately $1.6 million. In addition, (i) the Kuttner Parties agreed not to purchase any of our stock, propose to enter into any business combination with us, seek election to the Board or solicit proxies from our stockholders, in each case, for a period of ten (10) years, (ii) Ludwig Kuttner resigned from the Board, and (iii) the Kuttner Parties agreed not to solicit our employees and customers for a period of eighteen months. The Kuttner Parties also agreed not to compete with us for a period of eighteen months.
In May 2008, we received a notice from the City of New York that it intends to audit tax returns filed by us for the years 2001 through 2005.
Special Costs
On December 3, 2007, we purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long-term assets as the payment covers a six year policy period. We recognized expense related to this policy in the amount of $0.1 million in 2007 and $0.2 million for each of the first and second quarters of 2008. If we enter into settlements and releases with our former director and all of our former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, we anticipate recognizing $0.7 million in annual expense in each year from 2008 through 2012 and $0.6 million in 2013, which is the end of the policy term.
We report certain costs as “Special Costs” including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer and Chairman and director of the Company, the lawsuit against Charles Clayton and Roger Clark, and related matters. See Legal and Compliance Matters.
During the three months and six months ended June 28, 2008, we incurred $0.5 million and $1.0 million in Special Costs, respectively. During the three months and six months ended June 30, 2007, we incurred $1.7 million and $3.8 million in Special Costs, respectively. Special Costs incurred since inception of the Audit Committee Investigation were approximately $12.4 million through June 28, 2008. We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the settlement with Mr. Kuttner in the third quarter of 2008, the lawsuit against Messrs. Kuttner, Clayton and Clark, and related matters. We cannot predict the total cost but believe that future costs could be material.
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
The Credit Facility has a term of approximately five years and expires on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that we satisfy the applicable requirements under the Credit Facility, we may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the Credit Facility up to an additional $25.0 million. The Term Loan would be required to be repaid in monthly installments of principal based on a five-year amortization schedule, with the remaining balance being due at the end of the term of the Credit Facility. Revolving credit loans are limited to the lesser of: (a) $125.0 million less the outstanding principal amount of the Term Loan; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of certain of the Company’s subsidiaries and 50% of the undrawn amount of outstanding eligible trade letters of credit issued under the Credit Facility, and cash on deposit in a pledged account, if any, less in each case the outstanding letters of credit and in the case of (b) above, reserves. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, and accuracy of representation and warranties. The Credit Facility is available to provide working capital and the trade letters of credit that will be used for the purchase and importation of inventory.

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
In connection with the Shane Hunter disposition (See Dispositions, Discontinued Operations, and Related Matters), as of April 15, 2008, we entered into Amendment No. 1 with respect to the Credit Facility (“Amendment No. 1”). Pursuant to Amendment No. 1, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties or covenants.
In connection with the Settlement Agreement, we concurrently entered into Amendment No. 2 to the Credit Facility (“Amendment No. 2”). Pursuant to Amendment No. 2, the Banks agreed to amend the Credit Agreement (i) to permit the Settlement and the funding of all or a portion of the Settlement with the proceeds of a borrowing thereunder, (ii) to reduce the basket for restricted payments permitted to be made by us after the consummation of the Settlement from $7.5 million per year to $5.0 million per year, and (iii) to reduce our required consolidated tangible net worth from $85.0 million to $50.0 million.
Dispositions, Discontinued Operations, and Related Matters
We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a part of this review, we disposed and discontinued operations of certain divisions as outlined below.
In 2007, we sold certain assets of our Marisa Christina division and ceased its domestic activities. During 2007, we also sold the inventory, trade names, and certain other assets of our David Brooks division and assigned certain obligations of our David Brooks division to the buyer.
On April 15, 2008, we sold certain assets of our Shane Hunter subsidiary including inventory, trademarks, and other assets to a buyer which includes former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the six months ended June 28, 2008, we recognized a pre-tax loss on the transaction of $3.7 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses. During the three months ended June 28, 2008, $2.3 million of this loss was recognized.
We retained the remaining assets of Shane Hunter, including approximately $14.0 million in gross accounts receivable as of April 14, 2008. The balance of these gross receivables as of June 28, 2008 was $0.2 million. The funds from the sale of assets and the liquidation of the remaining assets will be used to provide additional funds for Hampshire’s operations and other general corporate purposes.
Shane Hunter’s results of operations are reflected in discontinued operations in the accompanying condensed consolidated financial statements in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Financial Accounting Standard (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

In accordance with the provisions of FAS 144, the accompanying condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.
The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations are as follows:

(In thousands)	June 28, 2008	December 31, 2007
Accounts receivable, net	$—	$13,504
Other receivables	12	264
Inventories, net	—	4,664
Other current assets	14	377
Fixed assets, net	15	284
Intangible assets, net	—	1,270
Other assets	25	45

Assets of discontinued operations	$66	$20,408

Accounts payable	$1,308	$3,166
Accrued expenses and other liabilities	299	3,198
Other long-term liabilities	312	54

Liabilities of discontinued operations	$1,919	$6,418

The operating results for the discontinued operations for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Net sales	$1,531	$16,649	$16,607	$26,959

Gross profit	$350	$2,932	$4,077	$6,455

Loss on discontinued operations before income taxes	$(950)	$(1,523)	$(312)	$(2,969)
Loss on sale of business	(2,252)	—	(3,652)	—
Income tax benefit	1,304	667	1,623	1,300

Loss from discontinued operations, net of taxes	$(1,898)	$(856)	$(2,341)	$(1,669)

Restructuring and Cost Reduction Plan
Due to the continued weak retail environment, we initiated an evaluation of our selling, general, and administrative expenses during the second quarter of 2008. The result of this evaluation was the initiation in May 2008 of a restructuring and cost reduction plan, which we refer to as the restructuring plan, that involves a reduction of our workforce and includes the consolidation and relocation of some of our operations, including the closing of our Hauppauge, NY office. In addition to the reduction in workforce, the restructuring plan will eliminate certain non-payroll expenses. Key objectives of the restructuring plan include the centralization of our women’s divisions into one New York office, expanding the capabilities of our Hong Kong based subsidiary, and the consolidation of certain back office functions into our South Carolina office.

The restructuring plan’s cost saving impact on an annualized basis is estimated to be approximately $3.1 million with one-time costs of approximately $0.7 million, consisting mostly of termination benefits. As of June 28, 2008, the implementation of the Plan was substantially complete. The following summarizes the restructuring costs associated with the restructuring plan:

Three Months Ended
(In thousands)	June 28, 2008
Personnel reductions	$432
Other costs	9

Total	$441

A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the accompanying unaudited condensed consolidated balance sheet is shown below:

	Three Months Ended June 28, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$—	$—	$—
Costs charged to expense	432	9	441
Costs paid or settled	(298)	(9)	(307)

End of period	$134	$—	$134

Personnel reductions and other costs are charged to “Selling, general, and administrative expenses” on the accompanying unaudited condensed consolidated statements of operations. We currently estimate that the total one-time costs associated with the Plan are $0.7 million with the remaining $0.3 million to be expensed during the remainder of 2008. We anticipate total personnel reductions during 2008 of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended June 28, 2008 and June 30, 2007
Net Sales
Net sales increased 0.6% to $32.9 million for the three months ended June 28, 2008 compared with $32.7 million for the same period last year. The $0.2 million increase was the result of higher average selling prices partially offset by a decline in volume as outlined in the table below.

	Quarterly Rate/Volume
		Percentage
(In thousands)	Dollars	of 2007
Net sales quarter ended June 30, 2007	$32,709	100.0%
Volume	(355)	(1.1%)
Average selling prices	543	1.7%

Net sales quarter ended June 28, 2008	$32,897	100.6%

We believe that the small increase in our 2008 second quarter net sales is not reflective of the severity of the current weak retail market, including its impact on the economic well being of our customers. If these retail conditions persist, which we believe appears likely for the balance of the year, our net sales and operating results will be adversely affected in 2008.
Gross Profit
Gross profit for the three months ended June 28, 2008 was $9.0 million compared with $8.2 million for the same period last year primarily the result of the combined effect of an increase in net sales and an increase in the gross profit percentage to 27.3% of net sales for the three months ended June 28, 2008 compared with 25.1% of net sales for the same period last year. The increase in the gross profit percentage was primarily due to the effect of changes in the mix of product sold.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended June 28, 2008 were $13.8 million compared with $11.9 million for the same period last year. The increase in 2008 as compared to 2007 was primarily due to the combined effect of trade receivables allowances for customers who filed for bankruptcy protection, expenses related to the restructuring plan and increases in rent and depreciation, primarily related to facilities in New York, New York as we consolidated operations formerly dispersed over a number of locations during February 2008.
Special Costs
During the quarter ended June 28, 2008, Special Costs were $0.5 million as compared to $1.7 million during the quarter ended June 30, 2007. Professional fees, principally legal and accounting, were higher in 2007 primarily as the result of restating our Annual Report on Form 10-K for the year ended December 31, 2005 and for related matters. We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the settlement with Mr. Kuttner in the third quarter of 2008, the lawsuit against Messrs. Clayton and Clark, and related matters. We cannot predict the total cost but believe that future costs could be material.
Income Taxes
We recognized an income tax benefit of $1.9 million in the three months ended June 28, 2008 compared to an income tax benefit of $3.3 million in the same period last year. The effective income tax rate was 37.9% in 2008 compared with 70.0% for 2007. The decrease in the effective tax rate as compared with the prior year primarily resulted from the combined effect of a decrease in non-deductible tax items and changes in accrued income tax liabilities in accordance with FIN 48 in the current fiscal year.
Year-to-Date Comparison — Six Months Ended June 28, 2008 and June 30, 2007
Net Sales
Net sales decreased 0.9% to $72.7 million for the six months ended June 28, 2008 compared with $73.3 million for the same period last year. The $0.6 million decrease was the result of a decline in volume mainly due to weak retail conditions partially offset by higher average selling prices as outlined in the table below:

	Year To Date Rate/Volume
		Percentage
(In thousands)	Dollars	of 2007
Net sales six months ended June 30, 2007	$73,277	100.0%
Volume	(1,589)	(2.2%)
Average selling prices	972	1.3%

Net sales six months ended June 28, 2008	$72,660	99.1%

We believe that the small decline in our year to date 2008 net sales is not reflective of the severity of the current weak retail market, including its impact on the economic well being of our customers. If these retail conditions persist, which we believe appears likely for the balance of the year, our net sales and operating results will be adversely affected in 2008.
Gross Profit
Gross profit for the six months ended June 28, 2008 was $18.3 million compared with $18.6 million for the same period last year primarily as the result of the decline in net sales. An increase in the gross profit percentage in the second quarter of 2008 was generally offset by a decline in the gross profit percentage in the first quarter of 2008.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the six months ended June 28, 2008 were $28.5 million compared with $26.0 million for the same period last year. The increase in 2008 as compared to 2007 was primarily due to the combined effect of trade receivables allowances for customers who have filed for bankruptcy protection, expenses related to the restructuring plan and increases in rent and depreciation, primarily related to facilities in New York, New York as we consolidated operations formerly dispersed over a number of locations during February 2008.

Special Costs
During the six months ended June 28, 2008, we incurred $1.0 million in Special Costs as compared to $3.8 million during the six months ended June 30, 2007. Professional fees, principally legal and accounting, were higher in 2007 primarily as the result of the completion of the Audit Committee investigation in the second quarter of 2007, determining the necessary adjustments and restating our Annual Report on Form 10-K for the year ended December 31, 2005, and for related matters. We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the settlement with Mr. Kuttner in the third quarter of 2008, the lawsuit against Messrs. Clayton and Clark, and related matters. We cannot predict the total cost but believe that future costs could be material.
Income Taxes
We recognized an income tax benefit of $4.0 million in the six months ended June 28, 2008 compared to an income tax benefit of $5.2 million in the same period last year. The effective income tax rate was 38.4% in 2008 compared with 54.7% for 2007. The decrease in the effective tax rate as compared with the prior year primarily resulted from the combined effect of a decrease in non-deductible tax items and changes in accrued income tax liabilities in accordance with FIN 48 in the current fiscal year.
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
Net cash used by continuing operating activities was $4.1 million for the six months ended June 28, 2008 as compared with $28.4 million for the same period last year. This significant improvement in our cash flow was the result of strong collections of accounts receivable and a reduction in inventory in the current period partially offset by an increase in deferred tax assets and the loss from continuing operations in the current period.
We sold certain assets of our Shane Hunter subsidiary during April 2008 and retained approximately $14.0 million in gross accounts receivable. As of June 28, 2008, only $0.2 million of those gross receivables remained uncollected. These collections represent the primary component of the $9.8 million of net cash contributed by discontinued operations during 2008.
Net cash used in continuing investing activities was $9.1 million for the six months ended June 28, 2008 as compared with $0.5 million for the same period last year. The increase in the use of cash in the current period was primarily the result of an increase in capital expenditures, most of which are related to our new office in New York and were substantially completed in the second quarter of 2008.
Proceeds of $3.7 million from the disposition of certain assets of our Shane Hunter subsidiary during April 2008 represent the primary component of cash flows provided by investing activities contributed by discontinued operations during 2008.
We maintain a Credit Facility with six participating commercial banks. The Credit Facility expires on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. See Amended and Restated Revolving Credit Facility.
At June 28, 2008, there were no outstanding borrowings and approximately $49.5 million was outstanding under letters of credit. Borrowing availability was approximately $1.7 million at June 28, 2008. As discussed in Amended and Restated Revolving Credit Facility, we currently have the ability, at our option, to convert up to $25.0 million of the $125.0 million Credit Facility to a term loan.
As discussed in Legal and Compliance Matters, we entered into a settlement with the Kuttner parties and purchased their stock subsequent to June 28, 2008. The net cash used for this transaction was approximately $10.4 million.
We believe that the borrowings available to us under the Credit Facility along with cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

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
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents information about our assets measured at fair value on a recurring basis at June 28, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	June 28, 2008
Cash and cash equivalents	$48,270	$—	$—	$48,270

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
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are in the process of determining the impact the adoption of FAS 162 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first six months of fiscal year 2008, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2007, which was filed with the SEC on March 7, 2008, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the six months ended June 28, 2008 due to the fact that there were minimal short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of June 28, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and processes were effective as of June 28, 2008.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the six months ended June 28, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of litigation and certain related matters, please see Note 5 of Part I, Item 1, entitled Commitments and Contingencies, and Part I, Item 2 entitled Legal and Compliance Matters.
In addition, the Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as set forth in the Annual Report for the year ended December 31, 2007 except for the elimination of the “Ludwig Kuttner’s ownership interest in the Company and our dispute with and lawsuit against Mr. Kuttner could adversely affect our business or influence the outcome of key transactions presented to stockholders for their approval” risk factor as we entered into the Settlement Agreement with the Kuttner parties on August 4, 2008. See Legal and Compliance Matters for additional discussion of this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
Mar. 30 – May 3, 2008	—	$—	—
May 4 – May 31, 2008	—	—	—
Jun. 1 – Jun. 28, 2008	—	—	—

Total	—	$—	—	1,036,490

We did not repurchase any of our equity securities during the six months ended June 28, 2008. Under Board approved plans announced on March 17, 2005 and April 26, 2006, the Company may purchase up to 400,000 and 1,000,000 shares, respectively, of our common stock. The plans do not have an expiration date. The maximum number of shares that may yet be purchased under such plans was 1,036,490 at June 28, 2008. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.

Item 6. Exhibits.
(a)	The following exhibits are filed as part of this Report:

10.1
Amendment No. 1, dated as of April 15, 2008, to that certain Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation, and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.2
Asset Purchase Agreement, dated as of April 15, 2008, by and among Hampshire Group, Limited “Company”), Shane Hunter, Inc., and Shane Hunter, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.3
Indemnification Agreement, dated as of April 29, 2008, by and between Richard Mandell and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.4
Indemnification Agreement, dated as of April 29, 2008, by and between Herbert Elish and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

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

Hampshire Group, Limited
Date: August 6, 2008	By:	/s/ Michael S. Culang
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