Form 10-Q
period 2008-09-27
HAMPSHIRE GROUP LTD
filed 2008-11-03
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware	06-0967107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

114 W. 41st Street, New York, New York	10036
(Address of principal executive offices)	(Zip Code)
(212) 840-5666
(Registrant’s telephone number, including area code)
1924 Pearman Dairy Road, Anderson, South Carolina
(Former address, changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2008: 5,469,165

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 27, 2008

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	September 27, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$437	$48,431
Accounts receivable, net	57,908	26,535
Other receivables	3,024	7,384
Inventories, net	46,690	17,462
Deferred tax assets, net	10,875	9,485
Other current assets	2,589	2,144
Assets of discontinued operations	170	20,408

Total current assets	121,693	131,849
Fixed assets, net	13,600	8,060
Goodwill	8,162	8,162
Deferred tax assets, net	5,151	4,231
Other assets	4,732	4,166

Total assets	$153,338	$156,468

Current liabilities:
Current portion of long-term debt	$29	$41
Borrowings under credit facility	9,775	—
Accounts payable	26,921	15,062
Accrued expenses and other liabilities	13,762	14,871
Liabilities of discontinued operations	1,486	6,418

Total current liabilities	51,973	36,392

Long-term debt less current portion	11	33
Other long-term liabilities	12,744	13,499

Total liabilities	64,728	49,924

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares and zero shares authorized at September 27, 2008 and December 31, 2007, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at September 27, 2008 and December 31, 2007	824	824
Additional paid-in capital	36,079	35,977
Retained earnings	72,105	78,189
Treasury stock, 2,774,619 and 384,279 shares at cost at September 27, 2008 and December 31, 2007	(20,398)	(8,446)

Total stockholders’ equity	88,610	106,544

Total liabilities and stockholders’ equity	$153,338	$156,468

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$80,962	$85,236	$153,622	$158,513
Cost of goods sold	63,003	63,565	117,343	118,266

Gross profit	17,959	21,671	36,279	40,247
Selling, general, and administrative expenses	14,545	15,420	43,058	41,384
Special costs	1,360	1,082	2,328	4,929

Income (loss) from operations	2,054	5,169	(9,107)	(6,066)

Other income (expense):
Interest income	106	116	872	1,592
Interest expense	(24)	(80)	(100)	(99)
Other, net	1,666	(213)	1,659	(33)

Income (loss) from continuing operations before income taxes	3,802	4,992	(6,676)	(4,606)
Provision (benefit) for income taxes	957	1,025	(3,066)	(4,221)

Income (loss) from continuing operations	2,845	3,967	(3,610)	(385)
Income (loss) from discontinued operations, net of taxes	(133)	132	(2,474)	(1,537)

Net income (loss)	$2,712	$4,099	$(6,084)	$(1,922)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.44	$0.50	$(0.49)	$(0.05)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.02	(0.33)	(0.19)

Net income (loss)	$0.42	$0.52	$(0.82)	$(0.24)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.44	$0.50	$(0.49)	$(0.05)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.02	(0.33)	(0.19)

Net income (loss)	$0.42	$0.52	$(0.82)	$(0.24)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	6,441	7,860	7,383	7,860

Diluted weighted average number of common shares outstanding	6,441	7,860	7,383	7,860

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2007	8,243,784	$824	$35,977	$78,189	384,279	$(8,446)	$106,544
Net loss	—	—	—	(6,084)	—	—	(6,084)
Tax benefits from share-based payment arrangements	—	—	102	—	—	—	102
Treasury share purchases	—	—	—	—	2,390,340	(11,952)	(11,952)

Balance at September 27, 2008	8,243,784	$824	$36,079	$72,105	2,774,619	$(20,398)	$88,610

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net loss	$(6,084)	$(1,922)
Less: Loss from discontinued operations, net of taxes	(2,474)	(1,537)

Loss from continuing operations	(3,610)	(385)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,352	592
Loss (gain) on sale or disposal of fixed assets	179	(55)
Deferred income tax benefit	(2,310)	(614)
Deferred compensation expense, net	92	—
Excess tax benefits from share-based payment arrangements	(102)	(230)
Changes in operating assets and liabilities:
Receivables, net	(27,018)	(37,836)
Inventories, net	(29,229)	(41,978)
Other assets	(567)	3,168
Liabilities	12,554	(5,887)

Net cash provided by (used in) continuing operating activities	(48,659)	(83,225)
Net cash provided by (used in) discontinued operations	9,046	(8,725)

Net cash provided by (used in) operating activities	(39,613)	(91,950)
Cash flows from investing activities:
Capital expenditures	(9,475)	(1,140)
Proceeds from sales of fixed assets	—	127

Net cash provided by (used in) continuing investing activities	(9,475)	(1,013)
Net cash provided by (used in) discontinued operations	3,724	(404)

Net cash provided by (used in) investing activities	(5,751)	(1,417)
Cash flows from financing activities:
Proceeds from credit facility	16,325	28,240
Repayments of credit facility	(6,550)	(5,260)
Purchase of treasury stock	(11,952)	—
Repayment of long-term debt	(34)	(53)
Excess tax benefits from share-based payment arrangements	102	230
Capitalized credit facility costs	(521)	—

Net cash provided by (used in) financing activities	(2,630)	23,157

Net increase (decrease) in cash and cash equivalents	(47,994)	(70,210)
Cash and cash equivalents at beginning of period	48,431	70,210

Cash and cash equivalents at end of period	$437	$—

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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in “Other current assets” and “Other assets” as the policy covers a six year period. The Company recognized expense related to this policy in the amount of $0.1 million in 2007 and $0.5 million through September 27, 2008. If the Company enters into settlements and releases with all of its former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, the Company anticipates recognizing $0.7 million in annual expense in each year from 2008 through 2012 and $0.6 million in 2013, which is the end of the policy term.
The Company reports certain costs as “Special Costs” including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director of the Company, legal matters involving former employees Charles Clayton and Roger Clark, and related matters. See Note 5 — Commitments and Contingencies.
During the three months and nine months ended September 27, 2008, the Company incurred $1.4 million and $2.3 million in Special Costs, respectively. During the three months and nine months ended September 29, 2007, the Company incurred $1.1 million and $4.9 million in Special Costs, respectively. Special Costs incurred since inception of the Audit Committee Investigation were approximately $13.8 million through September 27, 2008. The Company expects to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the lawsuit against Messrs. Clayton and Clark, and related matters. The Company cannot predict the total cost but believes that future costs could be material.
Stock Options
The Company did not record any expense related to equity awards, as no stock-based compensation was awarded during the nine months ended September 27, 2008 or for the three years ended December 31, 2007. No stock options or other forms of equity based compensation were exercised or outstanding during the nine months ended September 27, 2008 and September 29, 2007.
Presentation of Prior Years Data
Certain reclassifications have been made in the prior periods to conform to the current period presentation.

Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. See Note 9 — Fair Value Measurements for further discussion regarding fair value measures.
FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is in the process of determining the impact the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements.
In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), to clarify the application of the provisions of FAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP FAS 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 27, 2008.
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
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. FAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of determining the impact the adoption of FAS 162 will have on its consolidated financial statements.
Note 2 — Inventories
Inventories at September 27, 2008 and December 31, 2007 consisted of the following:

(In thousands)	September 27, 2008	December 31, 2007
Total finished goods at cost	$48,962	$19,889
Less: reserves	(2,272)	(2,427)

Inventories, net	$46,690	$17,462

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
The Company, at its discretion, may prepay outstanding principal in whole or part together with accrued interest at any time. The Credit Facility requires the Company to prepay outstanding principal and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The Credit Facility also contains customary provisions that enable the Agent to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of a covenant, insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected.
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
In connection with a settlement agreement (See Note 5 — Commitments and Contingencies), the Company concurrently entered into Amendment No. 2 with respect to the Credit Facility (“Amendment No. 2”). Pursuant to Amendment No. 2, the Credit Facility was amended (i) to permit the settlement and the funding of all or a portion of the settlement with the proceeds of a borrowing thereunder, (ii) to reduce the basket for restricted payments permitted to be made by the Company after the consummation of the settlement from $7.5 million per year to $5.0 million per year, and (iii) to reduce the required consolidated tangible net worth of the Company from $85.0 million to $50.0 million.
At September 27, 2008, there were $9.8 million of outstanding borrowings and approximately $39.4 million outstanding under letters of credit. Borrowing availability was approximately $40.5 million at September 27, 2008.

Note 4 — Income (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income (loss) from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended September 27, 2008:
Basic income from continuing operations	$2,845	6,441	$0.44
Effect of dilutive securities:
Stock options	—	—	—

Diluted income from continuing operations	$2,845	6,441	$0.44

Three months ended September 29, 2007:
Basic income from continuing operations	$3,967	7,860	$0.50
Effect of dilutive securities:
Stock options	—	—	—

Diluted income from continuing operations	$3,967	7,860	$0.50

Nine months ended September 27, 2008:
Basic loss from continuing operations	$(3,610)	7,383	$(0.49)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(3,610)	7,383	$(0.49)

Nine months ended September 29, 2007:
Basic loss from continuing operations	$(385)	7,860	$(0.05)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(385)	7,860	$(0.05)

There were no stock options outstanding during the nine month periods ended September 27, 2008 and September 29, 2007.
Note 5 — Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at September 27, 2008 for such unresolved matters. The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the aforementioned reserve established for past inventory purchases. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.4 million.
Due to current economic and market conditions, the Company has decided to indefinitely delay the launch of a recently licensed women’s label and is currently reviewing its long-term strategy for this license. In conjunction with this decision, the Company has recorded a $0.3 million charge for minimum commitments under the license through June 2010. If the Company were to terminate the license, it could be liable for up to $1.2 million of commitments.
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
Pursuant to the agreement (i) the Company purchased from the Kuttner Parties 2,390,340 shares of common stock of the Company, constituting all of the interests in the Company beneficially owned by the Kuttner Parties, for a price per share of $5.00, (ii) the Company released certain claims it asserted against Ludwig Kuttner related to the Audit Committee Investigation, (iii) Ludwig Kuttner dismissed certain claims he asserted against the Company related to, among other things, employment related matters, (iv) the Company granted a release of any other claims that it may have or could assert against the Kuttner Parties, (v) the Kuttner Parties granted a release of any other claims that they may have or could assert against the Company, and (vi) Ludwig Kuttner made a payment of approximately $1.6 million to the Company. In addition, (i) the Kuttner Parties agreed not to purchase any of the Company’s stock, propose to enter into any business combination with the Company, seek election to the Board or solicit proxies from the Company’s stockholders, in each case, for a period of ten (10) years, (ii) Ludwig Kuttner resigned from the Board, and (iii) the Kuttner Parties agreed not to solicit the Company’s employees and customers for a period of eighteen months. The Kuttner Parties also agreed not to compete with the Company for a period of eighteen months.
The $1.6 million received pursuant to the Settlement Agreement and the reversal of approximately $0.1 million of liabilities related to claims waived pursuant to the Settlement Agreement were recognized in the Other, net component of Other income (expense) in the three and nine month periods ended September 27, 2008.
On September 10, 2008 and September 19, 2008, Mr. Clayton and Mr. Clark, respectively, filed answers with respect to the claims that the Company filed against them on March 7, 2008, as well as counterclaims against the Company. Mr. Clayton and Mr. Clark denied the Company’s claims against them and asserted claims against the Company for, among other things, certain compensation and benefits related to the termination of their employment with the Company and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. The filings did not specify the aggregate amount of damages sought by Messrs. Clayton and Clark. The Company intends to vigorously defend against such claims.
On September 22, 2008, Mr. Clayton filed a complaint against certain of the Company’s directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, the Company’s bylaws and agreements between the directors and officers and the Company, the Company will indemnify the directors and officers if they are held liable to Mr. Clayton for damages and the Company will advance them legal fees incurred in connection with their defense. The Company has been advised that the directors and officers intend to vigorously defend against such claims.
Note 6 — Taxes
The statute of limitations with respect to the Company’s federal income tax returns has lapsed for periods through 2004. The expiration of the 2004 tax year resulted in the recording of approximately $1.0 million of previously unrecognized tax benefits, including interest of $0.4 million, during the quarter ended September 27, 2008. As of September 27, 2008, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of $7.0 million, including $2.4 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.2 million, including interest and penalties of approximately $0.7 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within twelve months from September 27, 2008. The Company currently utilizes both U.S. net operating loss carrybacks and carryforwards. Upon examination, one or more of these net operating loss carrybacks or carryforwards may be limited or disallowed. With limited exceptions, the statute of limitations for state income tax returns has expired for tax years 2001 and prior. The Company also files income tax returns in Hong Kong for which tax years 2005 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
In May 2008, the Company received a notice from the City of New York that it intends to audit tax returns filed by the Company for the years 2002 through 2005.

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
On April 15, 2008, the Company sold certain assets of its Shane Hunter division including inventory, trademarks, and other assets to a buyer which includes former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the nine months ended September 27, 2008, the Company recognized a pre-tax loss on the transaction of $3.7 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses.
The Company retained the remaining assets of Shane Hunter including approximately $14.0 million in gross accounts receivable as of April 14, 2008. As of September 27, 2008, the balance of these gross receivables was approximately $0.1 million. The funds from the sale of assets and the liquidation of the remaining assets has been used to provide additional funds for operations and other general corporate purposes.
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
In accordance with the provisions of FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.
The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations are as follows:

(In thousands)	September 27, 2008	December 31, 2007
Accounts receivable, net	$—	$13,504
Other receivables	43	264
Inventories, net	—	4,664
Other current assets	23	377
Fixed assets, net	—	284
Intangible assets, net	—	1,270
Other assets	104	45

Assets of discontinued operations	$170	$20,408

Accounts payable	$996	$3,166
Accrued expenses and other liabilities	214	3,198
Other long-term liabilities	276	54

Liabilities of discontinued operations	$1,486	$6,418

The operating results for the discontinued operations for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$—	$18,348	$16,607	$45,307

Gross profit (loss)	$—	$4,619	$4,077	$11,074

Income (loss) on discontinued operations before income taxes	$(105)	$239	$(417)	$(2,730)
Loss on sale of business	(28)	—	(3,680)	—
Provision (benefit) for income taxes	—	107	(1,623)	(1,193)

Income (loss) from discontinued operations, net of taxes	$(133)	$132	$(2,474)	$(1,537)

Note 8 — Restructuring and Cost Reduction Plan
As previously disclosed, in May 2008 the Company initiated a restructuring and cost reduction plan (the “Plan”) that involves the reduction of its workforce and includes the consolidation and relocation of some of its operations, including the closing of its Hauppauge, NY office. In addition to the reduction in workforce, the Plan will eliminate certain non-payroll expenses. Key objectives of the Plan include the consolidation of the Company’s women’s divisions into one New York office, expanding the capabilities of the Company’s Hong Kong based subsidiary, and the consolidation of certain back office functions into the Company’s South Carolina office. The Company estimates it will incur one-time costs of approximately $0.7 million, consisting mostly of termination benefits.
The following summarizes the restructuring costs recognized through September 27, 2008 associated with the Plan:

	Three Months Ended	Nine Months Ended
(In thousands)	September 27, 2008	September 27, 2008
Personnel reductions	$50	$482
Other costs	46	55

Total	$96	$537

A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the unaudited condensed consolidated balance sheet is shown below:

	Three Months Ended September 27, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$134	$—	$134
Costs charged to expense	50	46	96
Costs paid or settled	(100)	(21)	(121)

End of period	$84	$25	$109

	Nine Months Ended September 27, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$—	$—	$—
Costs charged to expense	482	55	537
Costs paid or settled	(398)	(30)	(428)

End of period	$84	$25	$109

Personnel reductions and other costs are charged to “Selling, general, and administrative expenses” on these unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2008. The Company currently estimates that the total one-time costs associated with the Plan are $0.7 million with $0.2 million remaining to be expensed during the remainder of 2008. The Company anticipates total personnel reductions during 2008 of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
Note 9 — Fair Value Measurements
In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at September 27, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
(In thousands)	for Identical Assets	Inputs	Inputs	September 27,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Cash and cash equivalents	$437	$—	$—	$437

Note 10 — Stockholder Rights Plan
On August 13, 2008, the Board adopted a Stockholder Rights Plan (the “Rights Plan”) in which preferred share purchase rights (a “Right”) were distributed as a dividend at the rate of one Right for each outstanding share of common stock as of the close of business on August 25, 2008. There were 5,469,165 outstanding shares of common stock on August 25, 2008.
The Rights are intended to enable all of the Company’s stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover. The Rights will expire on August 23, 2013.

Each Right will entitle stockholders, in certain circumstances, to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $33.00. The Rights will be exercisable and transferable apart from the common stock only if a person or group acquires beneficial ownership of 15% or more of the common stock (such person or group, an “Acquiring Person”) (except, subject to certain limitations, for stockholders were who, together with their affiliates and associates, owned as of August 13, 2008 in excess of 15% of the common stock) or commences a tender or exchange offer upon consummation of which a person or group would own 15% or more of the outstanding common stock.
If any person becomes an Acquiring Person other than pursuant to an offer for all shares which is determined by the Board to be fair to and otherwise in the best interests of the Company and its stockholders, then each Right not owned by an Acquiring Person or certain related parties will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a value of twice the Right’s exercise price. In addition, if, after any person has become an Acquiring Person, the Company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock of such other person having a value of twice the Right’s exercise price.
The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time until a person or group has become an Acquiring Person.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2007 under Item 1A — Risk Factors and in Part II, Item 1A — Risk Factors in this Form 10-Q, and include the following risk factors:
•	Decreases in business from or the loss of any one of our key customers;
•	Financial instability experienced by our customers;
•	Loss of or inability to renew certain licenses;
•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
•	Use of foreign suppliers for raw materials and manufacture of our products;
•	Failure of our manufacturers to use acceptable ethical business practices;
•	Failure to deliver quality products in a timely manner;
•	Problems with our distribution system and our ability to deliver products;
•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;
•	Chargebacks and margin support payments;
•	Failure, inadequacy, interruption, or security lapse of our information technology;
•	Failure to compete successfully in a highly competitive and fragmented industry;
•	Challenges integrating any business we may acquire;
•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
•	Future defaults under our credit facility;
•	Loss of certain key personnel which could negatively impact our ability to manage our business;
•	Investigations by the SEC and the United States Attorney of the Southern District of New York (“U.S. Attorney’s Office”) related to prior management’s actions; and
•	Potential future restatements of our prior financial statements.
•	Our stockholders’ rights plan potentially adversely affects existing stockholders.
•	Risks related to the current global credit crisis.
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
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores, mass merchant retailers, and specialty stores. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with our sourcing needs and provides quality control.
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
The apparel market is highly competitive. Competition is primarily based on product design, price, quality, and service. We face competition from apparel designers, manufacturers, importers, licensors, and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us.
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
On August 17, 2006, Mr. Ludwig Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director, filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million. On March 7, 2008, in connection with the findings of the Audit Committee Investigation, we filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Messrs. Kuttner, former employee Charles Clayton, and former employee Roger Clark. The complaint asserted claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion.
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

Pursuant to the agreement (i) we purchased from the Kuttner Parties 2,390,340 shares of our common stock, constituting all of the interests in us beneficially owned by the Kuttner Parties, for a price per share of $5.00, (ii) we released certain claims we asserted against Ludwig Kuttner related to the Audit Committee Investigation, (iii) Ludwig Kuttner dismissed certain claims he asserted against us related to, among other things, employment related matters, (iv) we granted a release of any other claims that we may have or could assert against the Kuttner Parties, (v) the Kuttner Parties granted a release of any other claims that they may have or could assert against the us, and (vi) Ludwig Kuttner made a payment to us of approximately $1.6 million. In addition, (i) the Kuttner Parties agreed not to purchase any of our stock, propose to enter into any business combination with us, seek election to the Board or solicit proxies from our stockholders, in each case, for a period of ten (10) years, (ii) Ludwig Kuttner resigned from the Board, and (iii) the Kuttner Parties agreed not to solicit our employees and customers for a period of eighteen months. The Kuttner Parties also agreed not to compete with us for a period of eighteen months.
On September 10, 2008 and September 19, 2008, Mr. Clayton and Mr. Clark, respectively, filed answers with respect to the claims that we filed against them on March 7, 2008, as well as counterclaims against the Company. Mr. Clayton and Mr. Clark denied our claims against them and asserted claims against the Company for, among other things, certain compensation and benefits related to the termination of their employment and defamation and other damages allegedly stemming from our issuance of certain press releases related to the Audit Committee Investigation. The filings did not specify the aggregate amount of damages sought by Messrs. Clayton and Clark. We intend to vigorously defend against such claims.
On September 22, 2008, Mr. Clayton filed a complaint against certain of our directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to our complaint against him and defamation and other damages allegedly stemming from our issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, our bylaws and agreements between the directors and officers and us, we will indemnify the officers and directors if they are held liable to Mr. Clayton for damages and we will advance them legal fees incurred in connection with their defense. We have been advised that the directors and officers intend to vigorously defend against such claims.
In May 2008, we received a notice from the City of New York that it intends to audit tax returns filed by us for the years 2002 through 2005.
Stockholder Rights Plan
On August 13, 2008, the Board adopted a Stockholder Rights Plan (the “Rights Plan”) in which preferred share purchase rights (a “Right”) were distributed as a dividend at the rate of one Right for each outstanding share of common stock as of the close of business on August 25, 2008. We had 5,469,165 outstanding shares of common stock on August 25, 2008.
The Rights are intended to enable all of our stockholders to realize the long-term value of their investment. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire us to negotiate with the Board prior to attempting a takeover. The Rights will expire on August 23, 2013.
Each Right will entitle our stockholders, in certain circumstances, to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock an exercise price of $33.00. The Rights will be exercisable and transferable apart from our common stock only if a person or group acquires beneficial ownership of 15% or more of our common stock (such person or group, an “Acquiring Person”) (except, subject to certain limitations, for stockholders who, together with their affiliates and associates, owned as of August 13, 2008 in excess of 15% of the common stock) or commences a tender or exchange offer upon consummation of which a person or group would own 15% or more of our outstanding common stock.
If any person becomes an Acquiring Person other than pursuant to an offer for all shares which is determined by the Board to be fair to and otherwise in the best interests of the Company and our stockholders, then each Right not owned by an Acquiring Person or certain related parties will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a value of twice the Right’s exercise price. In addition, if, after any person has become an Acquiring Person, we are involved in a merger or other business combination transaction with another person in which our common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of our common stock of such other person having a value of twice the Right’s exercise price.

We are generally entitled to redeem the Rights at $0.01 per Right at any time until a person or group has become an Acquiring Person.
Amended By Laws
We also announced during the third quarter that our Board adopted amendments to our Bylaws implementing notice procedures for stockholder proposals and for nominations for the election of directors to be considered at annual or special meetings. The amended and new provisions contained in the Amended and Restated Bylaws provide, among other things, that:
(i)	In order for a stockholder to make a proposal or nomination at a meeting of the stockholders, the stockholder must provide notice to us not less than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the preceding year’s annual meeting of stockholders, subject to certain exceptions in the event that the date of the meeting is changed by more than thirty (30) days from such anniversary date, no annual meeting was held the prior year, or there is a special meeting of the stockholders.

(ii)	Any stockholder seeking to have the stockholders take corporate action by written consent must request that the Board fix a record date, in which case the Board must adopt a resolution fixing the record date within ten (10) days after the date on which such a request is received.
Special Costs
On December 3, 2007, we purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long-term assets as the payment covers a six year policy period. We recognized expense related to this policy in the amount of $0.1 million in 2007 and $0.5 million in 2008. If we enter into settlements and releases with all of our former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, we anticipate recognizing $0.7 million in annual expense in each year from 2008 through 2012 and $0.6 million in 2013, which is the end of the policy term.
We report certain costs as “Special Costs” including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, legal matters involving Charles Clayton and Roger Clark, and related matters. See Legal and Compliance Matters.
During the three months and nine months ended September 27, 2008, we incurred $1.4 million and $2.3 million in Special Costs, respectively. During the three months and nine months ended September 29, 2007, we incurred $1.1 million and $4.9 million in Special Costs, respectively. Special Costs incurred since inception of the Audit Committee Investigation were approximately $13.8 million through September 27, 2008. We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, the lawsuit against Messrs. Clayton and Clark, and related matters. We cannot predict the total cost but believe that future costs could be material.

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
The Credit Facility has a term of approximately five years and expires on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that we satisfy the applicable requirements under the Credit Facility, we may (1) on one occasion during the first year, convert up to $25.0 million to a term loan (the “Term Loan”) and (2) increase the amount available under the Credit Facility up to an additional $25.0 million. The Term Loan would be required to be repaid in monthly installments of principal based on a five-year amortization schedule, with the remaining balance being due at the end of the term of the Credit Facility. Revolving credit loans are limited to the lesser of: (a) $125.0 million less the outstanding principal amount of the Term Loan; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of certain of our subsidiaries and 50% of the undrawn amount of outstanding eligible trade letters of credit issued under the Credit Facility, and cash on deposit in a pledged account, if any, less in each case the outstanding letters of credit and in the case of (b) above, reserves. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, and accuracy of representation and warranties. The Credit Facility is available to provide working capital and the trade letters of credit that will be used for the purchase and importation of inventory.
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
On April 15, 2008, we sold certain assets of our Shane Hunter division including inventory, trademarks, and other assets to a buyer which includes former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the nine months ended September 27, 2008, we recognized a pre-tax loss on the transaction of $3.7 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses.
We retained the remaining assets of Shane Hunter, including approximately $14.0 million in gross accounts receivable as of April 14, 2008. The balance of these gross receivables as of September 27, 2008 was approximately $0.1 million. The funds from the sale of assets and the liquidation of the remaining assets will be used to provide additional funds for Hampshire’s operations and other general corporate purposes.
In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Financial Accounting Standard (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.
The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations are as follows:

(In thousands)	September 27, 2008	December 31, 2007
Accounts receivable, net	$—	$13,504
Other receivables	43	264
Inventories, net	—	4,664
Other current assets	23	377
Fixed assets, net	—	284
Intangible assets, net	—	1,270
Other assets	104	45

Assets of discontinued operations	$170	$20,408

Accounts payable	$996	$3,166
Accrued expenses and other liabilities	214	3,198
Other long-term liabilities	276	54

Liabilities of discontinued operations	$1,486	$6,418

The operating results for the discontinued operations for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Net sales	$—	$18,348	$16,607	$45,307

Gross profit (loss)	$—	$4,619	$4,077	$11,074

Income (loss) on discontinued operations before income taxes	$(105)	$239	$(417)	$(2,730)
Loss on sale of business	(28)	—	(3,680)	—
Provision (benefit) for income taxes	—	107	(1,623)	(1,193)

Income (loss) from discontinued operations, net of taxes	$(133)	$132	$(2,474)	$(1,537)

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
The restructuring plan’s cost saving impact on an annualized basis is estimated to be approximately $3.1 million with one-time costs of approximately $0.7 million, consisting mostly of termination benefits. As of September 27, 2008, the implementation of the restructuring plan was substantially complete. The following summarizes the restructuring costs associated with the restructuring plan:

	Three Months Ended	Nine Months Ended
(In thousands)	September 27, 2008	September 27, 2008
Personnel reductions	$50	$482
Other costs	46	55

Total	$96	$537

A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the unaudited condensed consolidated balance sheet is shown below:

	Three Months Ended September 27, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$134	$—	$134
Costs charged to expense	50	46	96
Costs paid or settled	(100)	(21)	(121)

End of period	$84	$25	$109

	Nine Months Ended September 27, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$—	$—	$—
Costs charged to expense	482	55	537
Costs paid or settled	(398)	(30)	(428)

End of period	$84	$25	$109

Personnel reductions and other costs are charged to “Selling, general, and administrative expenses” on the accompanying unaudited condensed consolidated statements of operations. We currently estimate that the total one-time costs associated with the Plan are $0.7 million with the remaining $0.2 million to be expensed during the remainder of 2008. We anticipate total personnel reductions during 2008 of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.

RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended September 27, 2008 and September 29, 2007
Net Sales
Net sales decreased 5.0% to $81.0 million for the three months ended September 27, 2008 compared with $85.2 million for the same period last year. The $4.2 million decrease was the result of a decline in volume partially offset by higher average selling prices as outlined in the table below:

	Quarterly Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2007
Net sales quarter ended September 29, 2007	$85,236	100.0%
Volume	(10,594)	(12.4%)
Average selling prices	6,320	7.4%

Net sales quarter ended September 27, 2008	$80,962	95.0%

Our average selling prices increased as we were able to pass along some of the higher product costs we incurred in the current period. We believe that the decrease in the volume of our 2008 third quarter net sales is reflective of the severity of the current weak retail market, including its impact on the economic well being of our customers. If these retail conditions persist, which we believe appears likely for the balance of the year, our net sales and operating results will be adversely affected in 2008.
Gross Profit
Gross profit for the three months ended September 27, 2008 was $18.0 million compared with $21.7 million for the same period last year, which reflected a decrease in net sales and gross profit percentage of 22.2% of net sales for the three months ended September 27, 2008 compared with 25.4% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to increases in our cost of goods sold that we were unable to fully pass through to our customers, particularly in men’s apparel sold by Hampshire Brands.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended September 27, 2008 were $14.5 million compared with $15.4 million for the same period last year. The decrease in 2008 as compared to 2007 was primarily due to the combined effect of lower compensation expenses as discussed in the Restructuring and Cost Reduction Plan, a reduction in estimated 2008 incentive compensation, and a decline in shipping costs due to lower volumes in the current period.
Special Costs
During the three months ended September 27, 2008, Special Costs were $1.4 million as compared to $1.1 million for the same period last year. The increase in the current period was principally for legal fees related to the Settlement Agreement with the Kuttner Parties. (See Legal and Compliance Matters) We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, legal matters involving Messrs. Clayton and Clark, and related matters. We cannot predict the total cost but believe that future costs could be material.
Other Income (Expense)
The “Other, net” component of Other income (expense) increase in three months ended September 27, 2008 reflects the $1.6 million received pursuant to the Settlement Agreement (See Legal and Compliance Matters) and the reversal of approximately $0.1 million liabilities related to claims waived pursuant to the Settlement Agreement.
Income Taxes
Our estimated annual income tax rate for 2008 is 39.6%, and our estimated annual rate in 2007 was 43.7%. The decrease in our 2008 estimated tax rate as compared with the prior year primarily resulted from the combined effect of a decrease in non-deductible tax items and decline in state and local apportionment factors.
Our effective income tax rate (the income tax benefit or provision divided by the pre tax income or loss) was 25.2% for the three months ended September 27, 2008 compared with 20.5% for the same period last year. The increase in our 2008 effective tax rate as compared to the prior year was the result of adjustments resulting from reconciliation of the 2007 tax return filed in the quarter ended September 27, 2008.

Year-to-Date Comparison — Nine Months Ended September 27, 2008 and September 29, 2007
Net Sales
Net sales decreased 3.1% to $153.6 million for the nine months ended September 27, 2008 compared with $158.5 million for the same period last year. The $4.9 million decrease was the result of a decline in volume mainly due to weak retail conditions partially offset by higher average selling prices as outlined in the table below:

	Year To Date Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2007
Net sales nine months ended September 29, 2007	$158,513	100.0%
Volume	(12,095)	(7.6%)
Average selling prices	7,204	4.5%

Net sales nine months ended September 27, 2008	$153,622	96.9%

Our average selling prices increased as we were able to pass along some of the higher product costs we incurred in the current period. We believe that the decline in our year to date 2008 net sales is reflective of the severity of the current weak retail market, including its impact on the economic well being of our customers. If these retail conditions persist, which we believe appears likely for the balance of the year, our net sales and operating results will be adversely affected in 2008.
Gross Profit
Gross profit for the nine months ended September 27, 2008 was $36.3 million compared with $40.2 million for the same period last year reflected a decrease in net sales and gross profit percentage of 23.6% of net sales for the nine months ended September 27, 2008 compared with 25.4% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to increases in our cost of goods sold that we were unable to fully pass through to our customers, particularly in men’s apparel sold by Hampshire Brands.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the nine months ended September 27, 2008 were $43.1 million compared with $41.4 million for the same period last year. The increase in 2008 as compared to 2007 was primarily due to the combined effect of trade receivables allowances for customers who have filed for bankruptcy protection, expenses related to the restructuring plan and increases in rent and depreciation, primarily related to facilities in New York, New York as we consolidated operations formerly dispersed over a number of locations during February 2008. These increases were partially offset by lower compensation costs.
Special Costs
During the nine months ended September 27, 2008, we incurred $2.3 million in Special Costs as compared to $4.9 million during the nine months ended September 29, 2007. Professional fees, principally legal and accounting, were higher in 2007 primarily due to the completion of the Audit Committee Investigation in the second quarter of 2007, determining the necessary adjustments and restating our Annual Report on Form 10-K for the year ended December 31, 2005, and for related matters. We expect to incur additional costs in connection with the investigations by the SEC and the U.S. Attorney’s Office, legal matters involving Messrs. Clayton and Clark, and related matters. We cannot predict the total cost but believe that future costs could be material.
Other Income (Expense)
The “Other, net” component of Other income (expense) increase in the nine months ended September 27, 2008 reflects the $1.6 million received pursuant to the Settlement Agreement (See Legal and Compliance Matters) and the reversal of approximately $0.1 million liabilities related to claims waived pursuant to the Settlement Agreement.
Income Taxes
Our estimated annual income tax rate for 2008 is 39.6%, and our estimated annual rate in 2007 was 43.7%. The decrease in our 2008 estimated tax rate as compared with the prior year primarily resulted from the combined effect of a decrease in non-deductible tax items and decline in state and local apportionment factors.
Our effective income tax rate for the nine months ended September 27, 2008 was 45.9% compared with 91.6% for the same period last year. The decline in our 2008 effective tax rate as compared to the prior year was the result of the effects of tax exposure lapses and interest and penalty accruals on remaining tax exposures recognized in each year to date period.

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
Net cash used by continuing operating activities was $48.7 million for the nine months ended September 27, 2008 as compared with $83.2 million for the same period last year. This significant improvement in our cash flow was the result of prompt collections of accounts receivable, including $4.3 million from the landlord of our new office in New York for construction allowances, a reduction in inventory, and an increase in trade payables in the current period partially offset by an increase in deferred tax assets and the loss from continuing operations in the current period.
We sold certain assets of our Shane Hunter subsidiary during April 2008 and retained approximately $14.0 million in gross accounts receivable. As of September 27, 2008, approximately $0.1 million of those gross receivables remained uncollected. These collections represent the primary component of the $9.0 million of net cash contributed by discontinued operations during 2008.
Net cash used in continuing investing activities was $9.5 million for the nine months ended September 27, 2008 as compared with $1.0 million for the same period last year. The increase in the use of cash in the current period was primarily the result of an increase in capital expenditures, most of which are related to our new office in New York and were substantially completed in the second quarter of 2008.
Proceeds of $3.7 million from the disposition of certain assets of our Shane Hunter division during April 2008 represent the primary component of cash flows provided by investing activities contributed by discontinued operations during 2008.
We maintain a Credit Facility with six participating commercial banks. The Credit Facility expires on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. See Amended and Restated Revolving Credit Facility.
At September 27, 2008, there were $9.8 million of outstanding borrowings and approximately $39.4 million was outstanding under letters of credit. Borrowing availability was approximately $40.5 million at September 27, 2008. As discussed in Amended and Restated Revolving Credit Facility, we currently have the ability, at our option, to convert up to $25.0 million of the $125.0 million Credit Facility to a term loan.
As discussed in Legal and Compliance Matters, we entered into a settlement with the Kuttner parties and purchased their stock on August 4, 2008. The net cash used for this transaction was approximately $10.4 million.
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
In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), to clarify the application of the provisions of FAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP FAS 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 27, 2008.
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
The following table presents information about our assets measured at fair value on a recurring basis at September 27, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
(In thousands)	for Identical Assets	Inputs	Inputs	September 27,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Cash and cash equivalents	$437	$—	$—	$437

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
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles for non-governmental entities. FAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are in the process of determining the impact the adoption of FAS 162 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first nine months of fiscal year 2008, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2007, which was filed with the SEC on March 7, 2008, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the nine months ended September 27, 2008 due to the fact that there were minimal short-term borrowings during such periods.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of September 27, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 27, 2008.
Changes in Internal Control Over Financial Reporting
During the three months ended September 27, 2008, as a result of the Restructuring and Cost Reduction Plan, we consolidated accounting functions of Item-Eyes into our South Carolina office. The consolidation of accounting functions did not materially affect, or is reasonably unlikely to materially affect, the Company’s internal control over financial reporting as the internal controls for the accounting functions of Item-Eyes were converted to the internal controls of our other divisions, and its proximity allows those controls to be more readily monitored.

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
Item 1A. Risk Factors.
A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. The following risk factors are the only material changes to the risk factors included in our most recent Form 10-K.
Eliminated was the “Ludwig Kuttner’s ownership interest in the Company and our dispute with and lawsuit against Mr. Kuttner could adversely affect our business or influence the outcome of key transactions presented to stockholders for their approval” risk factor as we entered into the Settlement Agreement with the Kuttner parties on August 4, 2008. See Legal and Compliance Matters for additional discussion of this matter.
The following describes a new risk factor related to our stockholders’ rights plan:
Our stockholders’ rights plan may adversely affect existing stockholders.
On August 13, 2008, we adopted a stockholder rights plan that may have the effect of deterring, delaying, or preventing a change in control. Under the rights plan, we issued a dividend for one preferred share purchase right for each share of our common stock held by stockholders of record on August 25, 2008. Each right entitles stockholders to purchase one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at a price of $33 per one one-thousandth of a share. The rights expire on August 23, 2013 unless the rights are earlier redeemed or exchanged by us.
In general, subject to certain limited exceptions, the preferred stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of our common stock having a market value of twice the exercise price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.
We face risks related to the current global credit crisis.
Current uncertainty in global economic conditions, including the recent disruption in credit markets, pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors, including our lenders. If the current situation continues or worsens significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets, which could reduce our revenues or our ability to collect our accounts receivable and have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
June 29 — August 2, 2008	—	$—	—
August 3 — August 30, 2008	2,390,340	5.00	—
August 31 — September 27, 2008	—	—	—

Total	2,390,340	$5.00	—	1,036,490

The Company purchased 2,390,340 shares of our common stock, constituting all of the interests in the Company beneficially owned by the Kuttner Parties, for a price-per-share of $5.00. See Legal and Compliance Matters for additional discussion of this matter.
Under Board approved plans announced on March 17, 2005 and April 26, 2006, the Company may purchase up to 400,000 and 1,000,000 shares, respectively, of our common stock. The plans do not have an expiration date. The maximum number of shares that may yet be purchased under such plans was 1,036,490 at September 27, 2008. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:

3.1
Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on August 13, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

3.2	Amended and Restated Bylaws of Hampshire Group, Limited (incorporated by reference to Exhibit 3.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

4.1
Rights Agreement, dated as of August 13, 2008, between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

10.1
Employment Agreement by and between Hampshire Group, Limited and Michael S. Culang, dated July 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 4, 2008).

10.2
Stock Purchase and Settlement Agreement and Mutual Releases, dated as of August 4, 2008, by and among Ludwig Kuttner, Beatrice Ost-Kuttner, Fabian Kuttner, K Holdings LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.3
Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty, dated as of August 4, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., Shane Hunter, Inc. SB Corporation, the Banks party thereto and HSBC Bank USA, National Association, as Agent for the Banks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

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

Hampshire Group, Limited
Date: November 3, 2008	By:	/s/ Michael S. Culang
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