Form 10-K
period 2008-12-31
HAMPSHIRE GROUP LTD
filed 2009-04-09
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Registrant’s telephone number, including area code: (212) 840-5666
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if Smaller Reporting Company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 28, 2008, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $25,002,090. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.
Number of shares of Common Stock outstanding as of April 3, 2009: 5,469,165
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement, relative to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAMPSHIRE GROUP, LIMITED
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

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
Hampshire Designers, Inc. is comprised of both our women’s knitwear division, known as Hampshire Designers, and our men’s division, known as Hampshire Brands, which together represent what we believe is one of the leading designers and marketers of sweaters in North America. We believe that Item-Eyes, Inc. is a leading designer and marketer of related sportswear for women.
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution, including national and regional department stores. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with our sourcing needs and provides quality control services.
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
Hampshire Designers. Hampshire Designers offers sweaters for women under the brands Designers Originals®, Hampshire Studio®, Mercer Street Studio®, and Spring+Mercer®, as well as the private labels of our customers. Hampshire Studio® and Mercer Street Studio® are proprietary labels for two of our largest accounts. Spring+Mercer® is a line of tops that we introduced during 2006 that features more contemporary styling and is sold in the better market.
Hampshire Brands. For men, we offer sweaters under the licensed names of Geoffrey Beene® and Dockers®, as well as the private labels of our customers. In addition, we introduced our own brand, Spring+Mercer®, for men during 2006, which is a more upscale line featuring luxury blend sweaters, as well as knit and woven tops. In Fall 2008, we launched a line under the licensed Joseph Abboud® Components label, which includes sweaters, knits, woven tops, blazers, and a range of men’s bottoms. For Fall 2009, we have re-branded this line JOE Joseph Abboud®. We will also be launching for Fall 2009 a line of tops and bottoms under the licensed Alexander Julian Colours® label. The emphasis with each of the brands is a compelling product that features high quality and good value. Our brands cover the entire range of department store offerings, from moderate, “main floor” styles to fashion-forward, designer styles for the “better” departments.
Item-Eyes. Item-Eyes markets related sportswear, including jackets, sweaters, pants, skirts, and “soft dressing,” for the moderate market under labels such as Requirements®, RQT by Requirements®, R.E.Q. by Requirements® as well as the private labels of our customers.
Our Strengths
We believe that we occupy a strong competitive position in a consolidating industry, which we plan to further solidify through:
Business Focus. We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a result of this process in 2008, we sold certain non-strategic assets of the Shane Hunter division, with the proceeds being redeployed to grow our core businesses. In addition, given the challenging business climate in the better market, we also determined not to proceed with the previously planned launch of a women’s line targeting the better market under a collection label of the licensed Joseph Abboud® Components label.

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
Extensive and Diverse Retail Relationships. Our relationships with major retailers range from department stores in the better tier including Bloomingdale’s and Nordstrom’s to national and regional department stores such as Macy’s and Belk. Our execution, reliability, and quality have made us a leading provider of sweaters and related products to national retailers such as JC Penney and Kohl’s.
Our Strategy
Hampshire’s strategies for the future include leveraging our:
Experienced Design and Sourcing Capabilities. We have and continue to invest in high quality design talent and resources, including designers with years of experience, state of the art design software and seamless, real time data and video connectivity to our offices located in Asia. Each of these initiatives is aimed at further strengthening our design and sourcing efficiencies to insure our brands fulfill the demand for more fashionable, contemporary product.
Strong Competitive Position. As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering such well-known licensed brands as Geoffrey Beene® and Dockers® and our soon-to-be launched JOE Joseph Abboud® and Alexander Julian Colours® lines. In addition, we are continuing to develop our own better brand, Spring+Mercer®, while concurrently managing our historic core labels, which include Designers Originals®, Hampshire Studio®, Mercer Street Studio®, Requirements®, RQT by Requirements®, and R.E.Q. by Requirements®. We are situated to meet the needs of department stores, which must offer a contemporary product. As an example, we created the Spring+Mercer® brand to address the national department stores’ need for a product targeted toward upscale customers.
Constant Improvement of our Infrastructure. As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. We completed the extension of our enterprise resource planning (“ERP”) platform across all divisions and streamlined back-office functions such as customer service, quality assurance, and supply chain management.
Organization
We have a long history of supplying men’s and women’s branded and private label sweaters and women’s woven and knit related sportswear to the moderate price sector of department stores, and national chains throughout the United States. We utilize our own sales force to sell our product. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends.
Customers
We have long term relationships with many of our customers. We sell our products principally into the moderate price sector of most major department stores, and national chains in the United States. Over the past few years, we have seen a decrease in the number of our significant retail customers due to the consolidation of the retail industry and bankruptcy filings by several customers. Sales to our three largest customers, JC Penney Company, Kohl’s Department Stores, and Macy’s in 2008 represented 20%, 15%, and 12%, respectively, of total annual sales. These same three customers represented 20%, 16%, and 12%, respectively, of total sales during 2007; and 14%, 16%, and 14%, respectively, of total sales in 2006. For each of the last three years, more than 99% of our sales were to customers located in the United States. Sales outside of the United States were principally to one account in Canada.
Suppliers
We primarily use foreign suppliers for our raw materials and the production of our product. During fiscal 2008, the majority of our product was produced by independent manufacturers located in the People’s Republic of China (“China”).

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
Seasonality
Although we sell apparel throughout the year, our business is highly seasonal with more than 70% of annual sales for fiscal 2008 occurring during the third and fourth quarters, which is consistent with our historical results. This is primarily due to the large concentration of sweaters in our product mix and the seasonality of the apparel industry in general. Accordingly, our inventory typically increases in the second and third quarters to accommodate such anticipated demand.
Effects of Changing Prices
We are subject to increased prices for the products we source. We have historically managed our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operation and, when appropriate, passing along a portion of our cost increases to our customers through higher selling prices. During 2008, our margins deteriorated from the combined effect of increased costs and lower sales volumes due to a weak retail market that were partially offset by price increases to our customers.
Backlog
Our sales order backlog as of February 28, 2009 was approximately $89.2 million compared to approximately $102.7 million as of March 1, 2008. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year. The backlog as of February 28, 2009 is expected to be filled during fiscal year 2009.
Trademarks and Licenses
We consider our owned trademarks to have significant value in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market apparel under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for a three-year term, with an option to renew for an additional three-year period provided we have met certain sales thresholds. The term for our Geoffrey Beene® license expires on December 31, 2009 and we do not currently have an option to renew this license. We commenced renewal discussions with Geoffrey Beene®, although there is no assurance we will renew or extend this license on favorable terms, or at all.
Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers’ distribution centers, and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 91% of all our customer orders for 2008 were received electronically. In some instances, our customers’ computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.
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
Employees
As of March 1, 2009, we had approximately 301 employees. We are not party to any collective bargaining agreement. We believe our relationship with our employees is good.

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
Primary among the trade agreements existing between the United States and certain foreign countries is the World Trade Organization (“WTO”), which is the governing body for international trade among the 151 originating member countries, including the United States. As part of that agreement, international textile and apparel quotas then in existence were phased out over ten years. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. The United States and China concluded a new Memorandum of Understanding for exports from China covering the period between January 1, 2006 and December 31, 2008. This agreement was implemented to avoid market disruption resulting from China joining the WTO in December 2001. The Memorandum of Understanding established quotas to regulate exports in 34 different product categories; however, these quotas terminated pursuant to the terms of the Memorandum on December 31, 2008. All of our product offerings are now quota free and therefore quantities exported to the United States from China are no longer limited. In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation, including the North American Free Trade Agreement, which has eliminated all apparel tariffs and quotas between Canada, Mexico, and the United States, and legislation granting similar trade benefits to 23 Caribbean countries. Further, the African Growth and Opportunity Act of 2000 gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products exported to the United States.
Discontinued Operations
We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a part of this review, we disposed and discontinued operations of certain divisions as outlined below.
In 2007, we sold certain assets of our Marisa Christina division and ceased its domestic activities. Marisa Christina, Inc. was acquired in May 2006, and we recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price. During 2007, we also sold the inventory, trade names, and certain other assets of our David Brooks division and assigned certain obligations of the David Brooks division to the buyer.
On April 15, 2008, we sold certain assets of our Shane Hunter division including inventory, trademarks, and other assets to a buyer which included former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the year ended December 31, 2008, we recognized a pre-tax loss on the transaction of $3.5 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses.
We retained the remaining assets of Shane Hunter including approximately $14.0 million in gross accounts receivable as of April 14, 2008, which were collected at December 31, 2008. The funds from the sale of assets and the liquidation of the remaining assets have been used to provide additional funds for operations and other general corporate purposes.
In connection with the Shane Hunter disposition, as of April 15, 2008, we entered into Amendment No. 1 with respect to our Amended and Restated Credit Agreement and Guaranty (“Amendment No. 1”). Pursuant to Amendment No. 1, our lenders agreed, in consideration for the payment of the lead bank’s legal fees and expenses, to amend certain representations, warranties and covenants in the Amended and Restated Credit Agreement and Guaranty such that a sale of assets otherwise permitted under the Amended and Restated Credit Agreement and Guaranty will not cause a breach of such representations, warranties, or covenants.
In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Financial Accounting Standard (“FAS) FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) the consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations were as follows:

(In thousands)	December 31, 2008	December 31, 2007
Accounts receivable, net	$—	$13,504
Other receivables	161	264
Inventories, net	—	4,664
Other current assets	6	377
Fixed assets, net	—	284
Intangible assets, net	—	1,270
Other assets	79	45

Assets of discontinued operations	$246	$20,408

Accounts payable	$263	$3,165
Accrued expenses and other liabilities	240	3,191
Other long-term liabilities	—	54

Liabilities of discontinued operations	$503	$6,410

The operating results for the discontinued operations for the year ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Net sales	$16,955	$65,462	$67,880

Gross profit	$4,567	$13,253	$16,693

Loss on discontinued operations before income taxes	$(126)	$(4,320)	$(1,506)
Loss on sale of business	(3,519)	(672)	—
Provision (benefit) for income taxes	1,360	(2,227)	(667)

Loss from discontinued operations, net of taxes	$(5,005)	$(2,765)	$(839)

We do not anticipate any additional losses from these discontinued operations.
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
There is doubt about our ability to continue as a going concern.
The Company’s Amended and Restated Credit Agreement includes certain financial and other covenants, including a covenant that the Company maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than a proportion of 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis. Based on the Company’s results for 2008, the Company determined on March 13, 2009 that it was not in compliance with the credit facility’s fixed charge ratio covenant.
As a result of the non-compliance with the fixed charge ratio covenant, the lenders under the credit facility are no longer obligated to issue trade or standby letters of credit for our account or to permit us to borrow under the credit facility. In addition, the lenders are entitled, at their option, to terminate the credit facility and demand immediate repayment. We entered into a letter agreement, dated as of April 2, 2009, with HSBC Bank USA, National Association (as agent and letter of credit issuing bank under the credit facility) (“HSBC”), pursuant to which HSBC reserved all rights and remedies under the credit facility and we acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the credit facility and provided that that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. We are not permitted to borrow under the credit facility and the lenders may terminate the credit facility and demand immediate repayment at any time.
The Company is also in discussions with the lenders under the credit facility regarding a waiver or amendment waiving the non-compliance with the fixed charge ratio covenant. There can be no assurance that the Company will be able to secure a waiver or execute an amendment waiving such non-compliance, or obtain alternate financing on terms acceptable to the Company, or at all. Accordingly, absent a waiver or amendment waiving such non-compliance, or alternate financing, the Company may not be able to collateralize its obligations under existing or future production orders, as required, and would not be permitted to borrow under the credit facility, which would prevent the Company from operating its business.
In addition to amounts borrowed under the credit facility, the Company relies on cash flows from operations to pay its obligations as they come due. In the event that the Company is unable to secure adequate borrowing ability under the credit facility or an alternate financing source, the Company’s cash balance and cash flows from operations will be inadequate to meet the Company’s obligations.
Even if we are able to secure a waiver or execute an amendment waiving such non-compliance, or obtain alternate financing, there can be no assurance that we will be able to maintain compliance with the applicable covenants with our lenders. If we are unable to maintain compliance with our lending facility, we may not be able to issue letters of credit to our suppliers and obtain inventory to meet our customer demands and may not be able to borrow, which may have a material adverse effect on our operations.
The uncertainties described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and the classifications of liabilities that may result should we be unable to continue as a going concern. As a result, our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. This opinion further states that the Company’s non-compliance with the fixed charge ratio covenant under the credit facility raises uncertainty regarding the Company’s ability to fulfill its financial commitments as they become due during 2009, which raises substantial doubt about our ability to continue as a going concern.

The apparel industry is heavily influenced by general economic cycles that affect consumer spending. A prolonged period of depressed consumer spending would have a material adverse effect on us.
The apparel industry has historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits, which could negatively impact our business. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our growth and profitability.
Failure to be acquired could negatively impact the market price of our common stock and operation of our business.
If the acquisition by NAF Holdings II, LLC (See Managements Discussion and Analysis — Tender Offer and Item 8., Note 18 — Subsequent Events to the audited consolidated financial statements) is not completed for any reason, we will be subject to a number of material risks, including:
•	the market price of our common stock will likely decline to the extent that the current market price of our stock reflects a market assumption that the transaction will be completed;
•	there may be a negative perception of the Company related to the failure to consummate the transaction;
•	costs related to the transaction, such as legal fees and certain investment banking fees, and, in specified circumstances, termination fees and expense reimbursements, must be paid even if the transaction is not completed; and
•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with distributors, customers and suppliers, during the period before completion of the transaction, may make it difficult for us to regain our financial and market position if the transaction does not occur.
There may not be an established public trading market for the Company’s common stock.
Effective with the opening of business on January 19, 2007, our common stock was delisted from the Nasdaq Global Market. There is currently no established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. There can be no assurance that our common stock will again be listed on the Nasdaq Global Market or any other exchange, or that a trading market for our common stock will be established.
We rely on our key customers, and a significant decrease in business from or the loss of any one of these key customers would substantially reduce our revenues and adversely affect our business.
Three of our customers account for a significant portion of our revenues. We do not have long term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties, or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect our profitability.
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

Our business has been and could continue to be adversely affected by financial instability experienced by our customers.
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations, and store closings. During 2008, several of our customers, including Goody’s, Mervyns, Gottschalks, and Boscov’s, either reorganized or liquidated. We sell our product primarily to national and regional department stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.
We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our net income.
We license from third parties the Geoffrey Beene®, Dockers®, JOE Joseph Abboud®, and Alexander Julian Colours® brands for specific products. The term of each of the Geoffrey Beene®, Dockers®, and Alexander Julian Colours® licenses is three years, and we currently have a renewal option on only the Dockers® and Alexander Julian Colours® license, both of which are conditioned upon our meeting certain sales targets. The Geoffrey Beene® license expires in 2009. The term of the Joseph Abboud® license expires on December 31, 2012 with a three year option to renew, which is conditioned upon our meeting certain sales targets. We may not be able to renew or extend these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.
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
During fiscal 2008, most of our products were produced by independent manufacturers located in China. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition, and results of operations:
•	political or labor instability in countries where contractors and suppliers are located;
•	political or military conflict involving the United States;
•	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries, or impoundment of goods for extended periods;
•	a significant decrease in availability or continued increase in cost of raw materials, particularly petroleum-based synthetic fabrics;
•	impact of the global economic downturn on third party factories and their viability;
•	disease epidemics and health-related concerns, such as the SARS and the Avian flu outbreaks in recent years, which could result in closed factories, reduced workforces, and scrutiny or embargo of goods produced in infected areas;
•	imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost effective countries that have the labor force and expertise required;
•	any action that may change the currency exchange rate of the Yuan against the dollar or to permit the exchange rate to float; and
•	significant fluctuation of the value of the dollar against other foreign currencies.
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
Consistent with industry practice, we may allow customers to deduct agreed upon amounts from the purchase price for sales allowances, new store opening discounts, and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by general economic conditions, changing fashion trends, and weather conditions, among other things. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. Significant levels of chargebacks and margin support payments would reduce our profitability resulting in a material adverse effect on our business.
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
The level of competition and the nature of our competitors vary by product segment with low margin manufacturers being our main competitors in the less expensive segment of the market and with domestic and foreign designers and licensors competing with us in the more upscale segment of the market. Increasingly, we experience competition from our customers’ in-house private labels. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, our ability to compete in our industry will be adversely affected. If we are unable to compete successfully, we could lose one or more of our significant customers, which could have a material adverse effect on our sales and financial performance.
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
The Company’s historic income and other tax positions may be challenged by the appropriate taxing authorities. Additionally, certain actions by the former management have increased our possible tax liabilities. We believe that we have provided adequate reserves for these tax positions for all periods open under the applicable statute of limitations, but a challenge by a taxing authority could prove costly to defend as well as resolve. If the actual liability for taxes exceeds our reserves, earnings could be materially adversely affected and we may be required to make cash payments beyond what we anticipated.
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
Investigations by the SEC and the United States Attorney for the Southern District of New York.
The SEC and the United States Attorney for the Southern District of New York (“U.S. Attorney’s Office”) investigated certain issues identified during an investigation by the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of our former management (the “Audit Committee Investigation”). The Audit Committee Investigation is described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal and Compliance Matters. We cooperated fully with the investigations by the SEC and the U.S. Attorney’s Office. While we believe these investigations have been completed with respect to the Company, there can be no assurance that they will not once again become active. Should we need to respond to any future investigatory requests, our management and members of our Board may need to devote significant time and resources to preparing our responses. In addition, there can be no assurance that the SEC or U.S. Attorney’s Office will not levy fines or penalties on the Company related to these matters or that civil litigation involving private plaintiffs will not arise in the future related to these matters.

A risk exists that we may have to restate our prior financial statements.
While we believe that the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, our financial condition and results of operations, the SEC may disagree with the manner in which we reported various matters, or we may discover additional information that impacts the information contained herein. Accordingly, we may be required to restate our financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.
The stockholders’ rights plan adopted by the Board of Directors in 2008 may inhibit takeovers and may adversely affect the market price of our common stock.
Our Board of Directors approved the creation of our Series A Preferred Stock and adopted a stockholders’ rights plan pursuant to which it declared a dividend of one Series A Preferred Stock purchase right for each share of our common stock held by stockholders of record as of the close of business on August 25, 2008. The preferred share purchase rights will also attach to any additional shares of common stock issued after August 25, 2008. Initially, these rights will not be exercisable and will trade with the shares of our common stock. Under the rights plan, these rights will generally be exercisable only if a person or group acquires or commences a tender or exchange offer for fifteen percent or more of our common stock. If the rights become exercisable, each right will permit its holder to purchase one one-thousandth of a share of Series A Preferred Stock for the exercise price of $33.00 per right. The rights plan also contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of fifteen percent or more of our common stock, each right will permit its holder, other than the acquiring person or group, to purchase shares of our common stock for a price equal to the quotient obtained by dividing $33.00 per right by one-half the then current market price of our common stock. In addition, if, after a person acquires such ownership, we are later acquired in a merger or similar transaction, each right will permit its holder, other than the acquiring person or group, to purchase shares of the acquiring corporation’s stock for a price equal to the quotient obtained by dividing $33.00 per right by one-half of the then current market price of the acquiring company’s common stock, based on the market price of the acquiring corporation’s stock prior to such merger.
The stockholders’ rights plan and the associated Series A Preferred Stock purchase rights may discourage a hostile takeover and prevent our stockholders from receiving a premium over the prevailing market price for the shares of our common stock.
On February 23, 2009, the Board voted to amend the Rights Plan to render it inapplicable to the pending transaction with NAF Holdings II, LLC.
Global economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.
The direction and relative strength of the global economy has recently deteriorated significantly due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. Economic growth in the United States and other countries continues to slow, and may cause customers to further delay or reduce purchases. These and other macroeconomic factors had an adverse impact in 2008 on the sales of our products.
The current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening of credit markets, lower levels of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. These conditions have made it more difficult to obtain financing.
There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our customers and suppliers, and the inability of customers and suppliers to obtain credit financing to finance purchases of our products or the materials used to build those products.
Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 2. Properties.
We lease all of our administrative offices, operations center, sales offices, sourcing offices, and showrooms. Our sales offices and showrooms are in New York, NY. We have administrative offices in Anderson, SC. Our operations center is in New York, NY, and we have sourcing offices in Kowloon, Hong Kong, and Dongguan and Hangzhou, China. We believe that all of our properties are well maintained and are generally suitable for their intended use.
Item 3. Legal Proceedings.
In 2006, the Audit Committee of the Board commenced the Audit Committee Investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s former management.
On August 17, 2006, Mr. Kuttner, our former Chairman, Chief Executive Officer, and Board of Directors member, filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million.
On March 7, 2008, in connection with the findings of the Audit Committee Investigation, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Mr. Kuttner, former employee Charles Clayton, and former employee Roger Clark. The complaint asserted claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion.
On August 4, 2008, the Company entered into a Stock Purchase and Settlement Agreement and Mutual Releases (the “Settlement Agreement”) with Mr. Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC (together, the “Kuttner Parties”). Under the Agreement, the Company and Mr. Kuttner resolved any ongoing and potential litigation between them related to the Audit Committee Investigation and the Kuttner Parties sold all of the stock of the Company that they owned to the Company.
Pursuant to the agreement (i) the Company purchased from the Kuttner Parties 2,390,340 shares of common stock of the Company, constituting all of the interests in the Company beneficially owned by the Kuttner Parties, for a price per share of $5.00, (ii) the Company released certain claims it asserted against Mr. Kuttner related to the Audit Committee Investigation, (iii) Mr. Kuttner dismissed certain claims he asserted against the Company related to, among other things, employment related matters, (iv) the Company granted a release of any other claims that it may have or could assert against the Kuttner Parties, (v) the Kuttner Parties granted a release of any other claims that they may have or could assert against the Company, and (vi) Mr. Kuttner made a payment of approximately $1.6 million to the Company. In addition, (i) the Kuttner Parties agreed not to purchase any of the Company’s stock, propose to enter into any business combination with the Company, seek election to the Board or solicit proxies from the Company’s stockholders, in each case, for a period of ten (10) years, (ii) Mr. Kuttner resigned from the Board, and (iii) the Kuttner Parties agreed not to solicit the Company’s employees and customers for a period of eighteen months. The Kuttner Parties also agreed not to compete with the Company for a period of eighteen months.

The $1.6 million received pursuant to the Settlement Agreement and the reversal of approximately $0.1 million of liabilities related to claims waived pursuant to the Settlement Agreement were recognized in the Other, net component of Other income (expense) in the year ended December 31, 2008.
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
On September 22, 2008, Mr. Clayton filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle against certain of the Company’s directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, the Company’s bylaws and agreements between the directors and officers and the Company, the Company will indemnify the directors and officers if they are held liable to Mr. Clayton for damages and the Company will advance them legal fees incurred in connection with their defense. The Company has been advised that the directors and officers intend to vigorously defend against such claims.
The SEC and the U.S. Attorney’s Office investigated certain issues identified during the Audit Committee Investigation. We cooperated fully with these investigations and believe them to have been completed with respect to the Company; although, there can be no assurance that they will not once again become active.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock, $0.10 par value per share, was traded on the Nasdaq Global Market under the symbol HAMP through January 18, 2007. Effective with the opening of business on January 19, 2007, our common stock was delisted from the Nasdaq Global Market. (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Delisting, as well as Item 8, Note 2 — Organization and Summary of Significant Accounting Policies — Special Costs to the consolidated financial statements.) There is currently no established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
As of March 30, 2009, the Company had 10 stockholders of record of our common stock. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2008 and 2007 as reported by the Pink Sheets and the Nasdaq Global Market:

	2008		2007
	Low	High	Low	High
First Quarter	$8.70	$14.75	$13.02	$17.50
Second Quarter	4.00	10.25	15.90	17.80
Third Quarter	5.15	9.00	14.80	20.25
Fourth Quarter	2.05	7.50	12.00	15.60
The closing stock price on April 6, 2009 was $5.25.
Any determination to pay dividends will be made by our Board and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as our Board may deem relevant. Our revolving credit facility contains restrictive covenants placing limitations on payment of cash dividends. We have not declared or paid any dividends with respect to our common stock except a two-for-one stock split in the form of a dividend in 2005.
Our Board has from time-to-time authorized the repurchase of shares of our common stock. Our Board approved the repurchase of up to 1,000,000 and 400,000 shares (post-split) of our outstanding common stock on April 26, 2006 and March 17, 2005, respectively. The repurchases were conducted through open market or privately negotiated transactions and have no expiration date. We suspended the purchases upon the commencement of the Audit Committee Investigation. (See Item 3 — Legal Proceedings and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal and Compliance Matters.)
There were no purchases of equity securities by the Company during the fourth quarter of 2008.

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
The following graph sets forth a comparison of our stock performance, the S&P 500 Composite Index, and the S&P 500 Apparel, Accessories & Luxury Goods Index, in each case assuming an investment of $100 on the last trading day of calendar year 2003 and the accumulation and the reinvestment of dividends, where applicable, paid thereafter through the last trading day of calendar year 2008. The Company chose the S&P 500 Composite Index as a measure of the broad equity market and the S&P 500 Apparel, Accessories & Luxury Goods Index as a measure of its relative industry performance.

	2003	2004	2005	2006	2007	2008
Hampshire Group, Limited	$100	$103	$152	$107	$89	$26
S&P 500 Composite Index	100	111	116	135	142	90
S&P 500 Apparel, Accessories & Luxury Goods Index	100	139	143	186	129	74

Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, included herein. The selected consolidated financial data under the captions Statement of Operations Data and Balance Sheet Data as of and for the end of each of the years in the five-year period ended December 31, 2008 are derived from our consolidated financial statements. The statement of operations data includes results from continuing operations, which excludes an extraordinary gain on an acquisition made in 2006 as well as the discontinued operations of David Brooks in 2008, 2007, 2006, and 2005, and Marisa Christina and Shane Hunter in 2008, 2007, and 2006. Our historical results are not necessarily indicative of results to be expected in any future period. The number of shares and the per share data reflect the two-for-one stock split effective June 28, 2005.

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004

Statement of Operations Data:
Net sales	$240,901	$257,046	$280,158	$322,368	$301,999

Gross profit	52,201	64,048	71,454	77,529	80,666
Selling, general, and administrative expenses	58,598	57,985	59,256	62,695	58,447
Goodwill impairment loss	8,162	—	—	—	—
Special costs	2,995	5,291	6,159	—	—
Recovery of improper payments	—	—	—	(6,013)	—

Income (loss) from operations	(17,554)	772	6,039	20,847	22,219

Income (loss) from continuing operations before extraordinary item	$(24,892)	$2,761	$3,341	$11,679	$11,284

Basic income (loss) per share from continuing operations	$(3.61)	$0.35	$0.43	$1.43	$1.38

Diluted income (loss) per share from continuing operations	$(3.61)	$0.35	$0.43	$1.43	$1.37

Basic weighted average common shares outstanding	6,884	7,860	7,855	8,153	8,148

Diluted weighted average common shares outstanding	6,884	7,860	7,862	8,168	8,239

	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and short term investments:	$35,098	$48,431	$70,210	$75,845	$80,654
Working capital (1)	61,643	81,466	82,029	91,403	95,413
Total assets	98,706	156,468	147,234	140,120	141,825

Long-term liabilities (1)	14,480	13,539	537	3,024	6,690
Total stockholders’ equity	64,797	106,544	107,577	102,965	99,346
Book value per share outstanding	11.85	13.56	13.69	13.08	12.11

(1)	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report and "Item 1A — Risk Factors” and elsewhere in this report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this report.
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
Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department stores. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our Hong Kong based subsidiary, assists with our sourcing needs and provides quality control.
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
With our dependence on international sources, particularly in China, the failure of any of these manufacturers to ship our product in a timely manner, failure of the factories to meet required quality standards, or delays in receipt, including clearing U.S. Customs, could cause us to miss delivery dates to customers. The failure to make timely deliveries of quality product could result in customers either canceling their orders or demanding reduced prices for late delivery. Currency fluctuations can also expose us to higher costs.
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
Our product mix, which has a high concentration of sweaters, skews our revenues to the third and fourth quarters, accounting for more than 70% of our net sales in 2008. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances, generally requiring draws from our revolving credit facility in the third and fourth quarters. Our income from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.
Tender Offer
The Company announced on February 24, 2009 that it reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp. (“NAF”), a direct wholly owned subsidiary of NAF Holdings II, LLC (“Parent”). Pursuant to the terms of the Merger Agreement, NAF commenced a tender offer (the “Offer”) for all outstanding shares of the Company’s common stock at a cash purchase price of $5.55 per share on February 27, 2009. The expiration of the Offer was extended to March 31, 2009 and was subsequently extended to 5:00 P.M. New York City time, on April 17, 2009. Following the consummation of the Offer, NAF would merge into the Company (the “Merger”), with the Company continuing as the surviving corporation and direct wholly owned subsidiary of Parent. The transaction has been reviewed and approved by the Board.
NAF’s obligation to close the Offer is subject to the satisfaction of certain conditions, including a minimum tender condition, a condition that the Company will have in its accounts or will have deposited into escrow available funds free and clear of all liens in an amount no less than $38,000,000 (less certain amounts designated by NAF) and a condition that the consent of a certain licensor of the Company is obtained. The consent was obtained. In addition, upon closing of the Offer and assuming the minimum tender condition is satisfied, the Company has granted NAF the option to purchase from the Company the number of shares of common stock equal to the lesser of (A) the number of shares that, when added to the number of shares of common stock owned by NAF, Parent or their respective affiliates, constitutes one (1) share more than 90% of the shares of common stock then outstanding on a fully diluted basis (after giving effect to such issuance) or (B) the aggregate number of authorized but unissued shares of common stock. The closing of the Offer is not subject to a financing condition and Efrem Gerszberg, the principal of NAF, has guaranteed the obligations of NAF and Parent under the Merger Agreement.

The Board also approved an amendment (the “Rights Amendment”) to the Rights Plan. The Rights Amendment, among other things, renders the Rights Plan inapplicable to the Merger, the Offer, the Merger Agreement and the transactions contemplated thereby. The Rights Amendment provides that the execution, delivery and performance of the Merger Agreement and/or any ancillary agreements, or the consummation of the Offer and/or Merger or other transactions contemplated by the Merger Agreement, will not result in either Parent or Purchaser being deemed an “Acquiring Person” (as such term is defined in the Rights Plan) or give rise to any event that would result in the occurrence of a “Shares Acquisition Date” or a “Distribution Date” (as those terms are defined in the Rights Plan). If the Merger Agreement is terminated, the changes to the Rights Plan pursuant to the Rights Amendment will be of no further force and effect.
On April 1, 2009, NAF extended the tender offer until 5:00 P.M., New York City time, on Friday, April 17, 2009.
During the period ended December 31, 2008, we incurred approximately $0.4 million in costs, primarily professional fees, related to being acquired that were recorded in Selling, general, and administrative expenses.
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
The Board voted to amend the Rights Plan to render it inapplicable to the pending transaction with NAF Holdings II, LLC, which is more fully described in Tender Offer and Item 8., Note 18 — Subsequent Events to the audited consolidated financial statements.
Legal and Compliance Matters
In 2006, the Audit Committee of the Board commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s former management.

On August 17, 2006, Mr. Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director, filed a Demand for Arbitration with the American Arbitration Association claiming that his suspension “effectively terminated” his employment with the Company without cause and that therefore he is entitled, pursuant to his employment agreement with the Company, to unpaid compensation, including salary, accrued bonus, and unreimbursed expenses, a termination benefit, and continued health, dental, and life insurance coverage in the aggregate amount of $7.5 million.
On March 7, 2008, in connection with the findings of the Audit Committee Investigation, we filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle , against Mr. Kuttner, former employee Charles Clayton, and former employee Roger Clark. The complaint asserted claims against Messrs. Kuttner, Clayton, and Clark for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, common law fraud and, as to Mr. Kuttner, common law conversion.
On August 4, 2008, we entered into a Stock Purchase and Settlement Agreement and Mutual Releases with Mr. Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC. Under the Settlement Agreement, we resolved any ongoing and potential litigation between us and Mr. Kuttner related to the Audit Committee Investigation, and the Kuttner Parties sold all of the stock of the Company that they owned to the Company.
Pursuant to the agreement (i) we purchased from the Kuttner Parties 2,390,340 shares of our common stock, constituting all of the interests in us beneficially owned by the Kuttner Parties, for a price per share of $5.00, (ii) we released certain claims we asserted against Mr. Kuttner related to the Audit Committee Investigation, (iii) Mr. Kuttner dismissed certain claims he asserted against us related to, among other things, employment related matters, (iv) we granted a release of any other claims that we may have or could assert against the Kuttner Parties, (v) the Kuttner Parties granted a release of any other claims that they may have or could assert against the us, and (vi) Mr. Kuttner made a payment to us of approximately $1.6 million. In addition, (i) the Kuttner Parties agreed not to purchase any of our stock, propose to enter into any business combination with us, seek election to the Board or solicit proxies from our stockholders, in each case, for a period of ten (10) years, (ii) Mr. Kuttner resigned from the Board, and (iii) the Kuttner Parties agreed not to solicit our employees and customers for a period of eighteen months. The Kuttner Parties also agreed not to compete with us for a period of eighteen months.
The $1.6 million received pursuant to the Settlement Agreement and the reversal of approximately $0.1 million of liabilities related to claims waived pursuant to the Settlement Agreement were recognized in the Other, net component of Other income (expense) in the year ended December 31, 2008.
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
On September 22, 2008, Mr. Clayton filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle against certain of our directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to our complaint against him and defamation and other damages allegedly stemming from our issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, our bylaws and agreements between the directors and officers and us, we will indemnify the officers and directors if they are held liable to Mr. Clayton for damages and we will advance them legal fees incurred in connection with their defense. We have been advised that the directors and officers intend to vigorously defend against such claims.
The SEC and the U.S. Attorney’s Office investigated certain issues identified during the Audit Committee Investigation. We cooperated fully with these investigations and believe them to have been completed with respect to the Company; although, there can be no assurance that they will not once again become active.

Special Costs
On December 3, 2007, we purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long-term assets as the payment covers a six year policy period. We recognized expense related to this policy of $0.7 million and $0.1 million in 2008 and 2007, respectively. If we enter into settlements and releases with all of our former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, we anticipate recognizing $0.7 million in annual expense in each year from 2008 through 2012 and $0.6 million in 2013, which is the end of the policy term.
We report certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Mr. Kuttner, legal matters involving Charles Clayton and Roger Clark, and related matters. See Legal and Compliance Matters.
During the years ended December 31, 2008, 2007, and 2006 we incurred $3.0 million, $5.3 million, and $6.2 million in Special Costs, respectively. Special Costs incurred since inception of the Audit Committee Investigation were approximately $14.5 million through December 31, 2008. We expect to incur additional costs in connection with the lawsuit against Messrs. Clayton and Clark and related matters. We cannot predict the total cost but believe that future costs could be material.
Amended By Laws
We also announced during the third quarter of 2008 that our Board adopted amendments to our Bylaws implementing notice procedures for stockholder proposals and for nominations for the election of directors to be considered at annual or special meetings. The amended and new provisions contained in the Amended and Restated Bylaws provide, among other things, that:
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

Discontinued Operations
We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a part of this review, we disposed and discontinued operations of certain divisions as outlined below.
In 2007, we sold certain assets of our Marisa Christina division and ceased its domestic activities. Marisa Christina, Inc. was acquired in May 2006, and we recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price. During 2007, we also sold the inventory, trade names, and certain other assets of our David Brooks division and assigned certain obligations of our David Brooks division to the buyer.
On April 15, 2008, we sold certain assets of our Shane Hunter division including inventory, trademarks, and other assets to a buyer which included former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the year ended December 31, 2008, we recognized a pre-tax loss on the transaction of $3.5 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses.
We retained the remaining assets of Shane Hunter, including approximately $14.0 million in gross accounts receivable as of April 14, 2008, all of which were collected at December 31, 2008. The funds from the sale of assets and the liquidation of the remaining assets will be used to provide additional funds for Hampshire’s operations and other general corporate purposes.
In accordance with the provisions of FAS 144, our 2008 consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.
The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations were as follows:

(In thousands)	December 31, 2008	December 31, 2007
Accounts receivable, net	$—	$13,504
Other receivables	161	264
Inventories, net	—	4,664
Other current assets	6	377
Fixed assets, net	—	284
Intangible assets, net	—	1,270
Other assets	79	45

Assets of discontinued operations	$246	$20,408

Accounts payable	$263	$3,165
Accrued expenses and other liabilities	240	3,191
Other long-term liabilities	—	54

Liabilities of discontinued operations	$503	$6,410

The operating results for the discontinued operations for the year ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Net sales	$16,955	$65,462	$67,880

Gross profit	$4,567	$13,253	$16,693

Loss on discontinued operations before income taxes	$(126)	$(4,320)	$(1,506)
Loss on sale of business	(3,519)	(672)	—
Provision (benefit) for income taxes	1,360	(2,227)	(667)

Loss from discontinued operations, net of taxes	$(5,005)	$(2,765)	$(839)

We do not anticipate any additional losses from these discontinued operations.

Restructuring and Cost Reduction Plan
In May 2008, we initiated a restructuring and cost reduction plan (the “Plan”) that involves the reduction of our workforce and includes the consolidation and relocation of some of our operations, including the closing of our Hauppauge, NY office. In addition to the reduction in workforce, the Plan will eliminate certain non-payroll expenses. Key objectives of the Plan included the consolidation of our women’s divisions into one New York office, expanding the capabilities of our Hong Kong based subsidiary, and the consolidation of certain back office functions into our South Carolina office. We estimate we will incur one-time costs of approximately $0.7 million, consisting mostly of termination benefits.
The following summarizes the restructuring costs recognized through December 31, 2008 associated with the Plan:

Year Ended
(In thousands)	December 31, 2008
Personnel reductions	$517
Other costs	63

Total	$580

A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the consolidated balance sheet is shown below:

	Year Ended December 31, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$—	$—	$—
Costs charged to expense	517	63	580
Costs paid or settled	(445)	(63)	(508)

End of period	$72	$—	$72

Personnel reductions and other costs are charged to Selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 31, 2008. We currently estimate that the total one-time costs associated with the Plan are $0.7 million with $0.1 million remaining to be expensed during the first six months of 2009. The total personnel reductions during 2008 consisted of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
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
The Credit Facility has a term of approximately five years and expires on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that we satisfy the applicable requirements under the Credit Facility, we may (1) on one occasion during the first year, convert up to $25.0 million to a term loan and (2) increase the amount available under the Credit Facility up to an additional $25.0 million, which we did not utilize. Revolving credit loans are limited to the lesser of: (a) $125.0 million; or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of certain of our subsidiaries and 50% of the undrawn amount of outstanding eligible trade letters of credit issued under the Credit Facility, and cash on deposit in a pledged account, if any, less in each case the outstanding letters of credit and in the case of (b) above, reserves. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, and accuracy of representation and warranties. The Credit Facility is designed to provide working capital and the trade letters of credit that will be used for the purchase and importation of inventory. The Credit Facility contains an aggregate limit of $7.5 million per fiscal year on the repurchase of our common stock, less dividends and net of amounts received for the sale of our capital stock.

We, at our discretion, may prepay outstanding principal in whole or in part together with accrued interest at any time. The Credit Facility requires us to prepay outstanding principal and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The Credit Facility also contains customary provisions that enable the Agent to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of one of the five financial covenants, insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected.
Based on our results for 2008, we determined on March 13, 2009 that we were not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant, which requires us, on the last day of each fiscal quarter on a rolling four quarter basis, to have consolidated earnings before interest, taxes, depreciation, and amortization of not less than a proportion of 1.25 to 1.0 of certain fixed charges. See Liquidity and Capital Resources and Item 8., Note 1 — Management’s Liquidity and Financing Plan to the audited consolidated financial statements regarding our plan to address the covenant breach.
As a result of the non-compliance with the fixed charge ratio covenant, the lenders under the credit facility are no longer obligated to issue trade or standby letters of credit for our account or to permit us to borrow under the credit facility. In addition, the lenders are entitled, at their option, to terminate the credit facility and demand immediate repayment. We entered into a letter agreement, dated as of April 2, 2009, with HSBC Bank USA, National Association (as agent and letter of credit issuing bank under the credit facility) (“HSBC”), pursuant to which HSBC reserved all rights and remedies under the credit facility and we acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the credit facility and provided that that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. We are not permitted to borrow under the credit facility and the lenders may terminate the credit facility and demand immediate repayment at any time.
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

RESULTS OF CONTINUING OPERATIONS
Years ended December 31, 2008 and 2007
Net Sales
Net sales decreased to $240.9 million in 2008 from $257.0 million in 2007. The $16.1 million decrease was the result of a decline in volume partially offset by higher average selling prices as outlined in the table below:

	Annual Rate/Volume
		Percentage
(In thousands)	Dollars	of 2007
Net sales for the year ended December 31, 2007	$257,046	100.0%
Volume	(28,171)	(11.0%)
Average selling prices	12,026	4.7%

Net sales for the year ended December 31, 2008	$240,901	93.7%

Our average selling prices increased as we were able to pass along some of the higher product costs incurred in the current period. The decrease in volume was primarily caused by a weak retail market and its negative impact on our customers. In addition, we experienced a significant increase in customer allowances during the fourth quarter of 2008, resulting from heavy discounting by our retail partners in order to accelerate the sale of inventory. If these retail conditions persist, which we believe appears likely, our net sales and operating results will be adversely affected in 2009.
Gross Profit
Gross profit for the year ended December 31, 2008 was $52.2 million compared with $64.0 million for the same period last year, which reflected the combined effect of the decrease in net sales and a decline in the 2008 gross profit percentage to 21.7% of net sales compared with 24.9% in 2007. The decrease in the gross profit percentage was primarily due to a decline in net sales as a result of increases in “in season” off price sales due to customers’ credit issues, bankruptcies, cancellations, and increases in our cost of goods sold that we were unable to fully pass through to our customers, particularly in men’s apparel sold by Hampshire Brands. Based on these factors in 2008 and current economic indicators that suggest that current retail conditions may continue, our gross profit may be adversely affected in 2009.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses for the year ended December 31, 2008 were $58.6 million compared with $58.0 million for the same period last year. The increase in 2008 as compared to 2007 was primarily due to the combined effect of bad debt expenses for customers who filed for bankruptcy protection, expenses related to the restructuring plan, expenses related to the acquisition by NAF, and increases in rent and depreciation, primarily related to facilities in New York, New York as we consolidated operations formerly dispersed over a number of locations during February 2008. These increases were partially offset by lower compensation costs. SG&A expenses as a percent of net sales was 24.3% and 22.6% for 2008 and 2007, respectively. This increase as a percent of sales in 2008 is primarily due to the increased SG&A expenses coupled with the decline in sales from 2007.
Loss on Goodwill Impairment
The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting unit as defined under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets.
Based upon tests performed for the fourth quarter of 2008, we recorded an impairment charge of $8.2 million in connection with the goodwill related to Item-Eyes and Hampshire Designers. The 2008 impairment charge reflects the combined impact of deteriorating 2008 economic retail conditions and adverse equity market conditions, which caused a material decline in industry market multiples and lower estimated future cash flows for Item-Eyes and Hampshire Designers. In addition, the Offer to acquire the common stock of the Company at $5.55 per share indicated the carrying value of goodwill exceeded its fair value.

Special Costs
During the year ended December 31, 2008, we incurred $3.0 million in Special Costs as compared to $5.3 million during the year ended December 31, 2007. Professional fees, principally legal and accounting, were higher in 2007 primarily due to the completion of the Audit Committee Investigation in the second quarter of 2007, determining the necessary adjustments and restating our Annual Report on Form 10-K for the year ended December 31, 2005, and for related matters. We expect to incur additional costs in 2009 in connection with legal matters involving Messrs. Clayton and Clark and related matters. We cannot predict the total cost but believe that future costs could be material.
Other Income (Expense)
The Other, net component of Other income (expense) in the year ended December 31, 2008 reflects the $1.6 million received pursuant to the Settlement Agreement (See Legal and Compliance Matters) and the reversal of approximately $0.1 million liabilities related to claims waived pursuant to the Settlement Agreement.
Income Taxes
In 2008, we determined it was more likely than not, based on all of the relevant evidence in accordance FAS No. 109, “Accounting for Income Taxes,” (“FAS 109”) that all of our deferred tax assets would not be utilized in future periods. Our provision for income taxes for the year ended December 31, 2008 of $9.9 million reflects an increase in our deferred tax valuation allowances of $18.9 million. Excluding the valuation allowances, we would have recognized a tax benefit of $9.0 million due to the losses incurred in 2008. See Item 8., Note 10 — Income Taxes to the audited consolidated financial statements for additional discussion of these events.
We recognized an income tax benefit of $0.7 million in 2007 resulting in a negative 33.1% effective tax rate, which primarily resulted from the release of tax reserves due to the settlement of certain tax exposures and the lapsing of the statute of limitations of other tax exposures partially offset by non-deductible tax items.
Years ended December 31, 2007 and 2006
Net Sales
Net sales decreased to $257.0 million in 2007 from $280.2 million in 2006. The $23.2 million decrease was the result of a decline in volume partially offset by higher average selling prices as outlined in the table below:

	Annual Rate/Volume
		Percentage
(In thousands)	Dollars	of 2006
Net sales for the year ended December 31, 2006	$280,158	100.0%
Volume	(88,797)	(31.7%)
Average selling prices	65,685	23.4%

Net sales for the year ended December 31, 2007	$257,046	91.7%

The unit volume decrease was due mainly to a decline experienced during the first quarter of 2007 in our women’s related sportswear division and the general discontinuance of low margin products. Our customer allowances increased during the fourth quarter of 2007 due to slow sales at retail and the efforts of our retail partners to accelerate those sales through earlier and deeper discounting than in past years. These two factors were especially apparent in our Designers division.
Gross Profit
Gross profit decreased to 24.9% in 2007 from 25.5% in 2006. This decline was due mainly to an increase in customer allowances and seasonal reserves at our women’s knitwear division, particularly in the fourth quarter of 2007. These declines were somewhat offset by an increase in margin in the women’s related sportswear division, which was a result of planned changes in the product mix and a reduction in off-price sales.

Selling, General, and Administrative Expenses
SG&A expenses decreased $1.3 million to $58.0 million in 2007 from $59.3 million in 2006. This decrease in SG&A expenses was primarily related to cost reductions in the women’s related sportswear division to re-align expenses with 2007 sales volumes. This decrease in SG&A expense was significantly offset by a $1.6 million increase in rent expense in 2007 compared to 2006. The majority of the increase in rent was driven by the fact that, pursuant to the requirements of generally accepted accounting principles in the United States, we were required to recognize $1.2 million in non-cash rent expense on the New York facility lease while it was being up-fit and at the same time we continued to pay rent for the facility that we then occupied. SG&A expenses as a percent of net sales were 22.6% and 21.2% for 2007 and 2006, respectively. This increase as a percent of sales is due to the increase in rent expense coupled with the decline in net sales from 2006.
Special Costs
Special costs were approximately $5.3 million for the year ended December 31, 2007 compared with $6.2 million for the year ended December 31, 2006. These related expenses include, but are not limited to, the assessment and remediation of certain tax exposures, the investigations by the SEC and the U.S. Attorney’s Office, the stockholder derivative suit, Nasdaq Global Market listing related costs, and arbitration and other legal fees associated with Mr. Kuttner.
Income Taxes
We recognized an income tax benefit of $0.7 million in 2007 compared to income tax expense of $4.3 million in 2006. The effective income tax rate was a negative 33.1% in 2007 compared with a positive 56.3% for 2006. The decrease in the effective tax rate as compared with the prior year primarily resulted from the release of tax reserves due to the settlement of certain tax exposures and the lapsing of the statute of limitations of other tax exposures coupled with a decline in pre-tax income and non-deductible tax items in the current fiscal year. See Item 8., Note 10 — Income Taxes to the audited consolidated financial statements for additional discussion of these events.
Extraordinary Income
We determined that Marisa Christina had a net asset value of $6.6 million, which exceeded the purchase price of $4.8 million and resulted in extraordinary gain from the acquisition in 2006 in the amount of $1.8 million.
INFLATION
We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. We have historically managed to lessen the impact of inflation by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. If, however, costs continue to rise at rates higher than those we have historically experienced, there can be no guarantee that we will be successful in passing a sufficient portion of such increases onto our customers to preserve our gross profit.
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
We maintain a revolving Credit Facility with six participating commercial banks. The 2003 Revolving Credit Facility was amended and restated on February 15, 2008, with a current maturity date of April 30, 2013. See Amended and Restated Revolving Credit Facility and Item 8., Note 8 — Borrowings to the audited consolidated financial statements for additional information regarding the amendment and restatement of our revolving Credit Facility.
Our Amended and Restated Credit Agreement includes certain financial and other covenants, including a covenant that we maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than a proportion of 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis. Based on our results for 2008, we determined on March 13, 2009 that we were not in compliance with the Credit Facility’s fixed charge ratio covenant. Our consolidated financial statements for the year ended December 31, 2008 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

Our consolidated financial statements for the year ended December 31, 2008, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.
As a result of the non-compliance with the fixed charge ratio covenant, the lenders under the Credit Facility are no longer obligated to issue trade or standby letters of credit for our account or to permit us to borrow under the Credit Facility. In addition, the lenders are entitled, at their option, to terminate the Credit Facility and demand immediate repayment. We entered into a letter agreement, dated as of April 2, 2009, with HSBC Bank USA, National Association (as agent and letter of credit issuing bank under the Credit Facility) (“HSBC”), pursuant to which HSBC reserved all rights and remedies under the Credit Facility and we acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit to our suppliers subject to the terms and conditions of the Credit Facility and provided that that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. We are not permitted to borrow under the Credit Facility and the lenders may terminate the Credit Facility and demand immediate repayment at any time.
We are also in discussions with the lenders under the Credit Facility regarding a waiver or amendment waiving the non-compliance with the fixed charge ratio covenant and an amendment to the Credit Facility to waive or otherwise replace the fixed charge covenant requirement for 2009. There can be no assurance that we will be able to secure a waiver or execute an amendment waiving such non-compliance, or obtain alternate financing on terms acceptable to us, or at all. Accordingly, absent a waiver or amendment waiving such non-compliance, or alternate financing, we may not be able to collateralize our obligations under existing or future production orders, as required, and would not be permitted to borrow under the Credit Facility, which would prevent us from operating. Even if we are able to obtain a waiver or amendment, we may have to further restructure and/or “right size” our operations to comply with the Credit Facility as so waived or amended, and we are assessing additional actions that would reduce costs.
In addition to amounts borrowed under the Credit Facility, we rely on cash flows from operations to pay our obligations as they come due. In the event that we are unable to secure adequate borrowing ability under the Credit Facility or an alternate financing source, our cash balance and cash flows from operations may be inadequate to meet our obligations, which may prevent us from operating.
As discussed in Item 8., Note 18 — Subsequent Events to the consolidated financial statements, we entered into a definitive agreement pursuant to which the Company would be acquired by NAF Holdings II, LLC. If this transaction is consummated, the Credit Facility will be terminated and will be replaced by a lending facility arranged by the acquirer thereby eliminating the breach. NAF’s obligation to close the Offer is subject to the satisfaction of certain conditions, including a minimum tender condition, a condition that the Company will have in its accounts or will have deposited into escrow available funds free and clear of all liens in an amount no less than $38.0 million (less certain amounts designated by NAF) and a condition that the consent of a certain licensor of the Company is obtained. The consent was obtained.
As of December 31, 2008, we had no outstanding borrowings under our Credit Facility. If we were in compliance with all of our covenants, our availability for borrowing would have been approximately $21.7 million. Outstanding letters of credit under the Credit Facility totaled approximately $29.8 million at December 31, 2008. The maximum amount of advances outstanding during 2008 under the Credit Facility was $22.8 million. The highest balance of letters of credit outstanding under the Credit Facility during the year ended December 31, 2008 was approximately $64.6 million attained during June 2008, with an average balance outstanding for the year of $34.5 million.
We, in the normal course of business, issue binding purchase orders to secure product for future sales to our customers. At December 31, 2008, these open purchase orders amounted to approximately $44.4 million, of which approximately $26.6 million were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit will be received during the first six months of 2009. In addition, there were standby letters of credit for approximately $3.1 million related to other matters.

Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases, minimum royalty payments, and other obligations at December 31, 2008 were as follows:
Payments Due By Period

		Less
		than 1	1 – 3	3 – 5	After 5
(In thousands)	Total	Year	Years	Years	Years
Long-term debt	$33	$30	$3	$—	$—
Deferred compensation	58	8	16	16	18
Operating leases	71,548	5,143	10,313	10,543	45,549
Royalty payments	10,736	3,534	6,289	913	—
Standby letters of credit	3,122	3,122	—	—	—
Open purchase orders	44,358	44,358	—	—	—
Other commitments	168	84	84	—	—

Total (1)	$130,023	$56,279	$16,705	$11,472	$45,567

(1)	Contingent obligations such as those relating to uncertain tax positions (i.e. FIN 48 obligations) generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $1.1 million related to uncertain tax positions, which includes an estimate for interest and penalties.
Net cash used in continuing operating activities was $1.1 million for the year ended December 31, 2008, as compared to net cash used in continuing operating activities of $15.3 million in 2007. The decrease in net cash used by continuing operating activities in 2008 as compared with 2007 was primarily the result of a decrease in operating asset balances partially offset by a shift to a loss from continuing operations in 2008 from continuing operations income in 2007. In 2007, there was a build up in accounts receivables and inventory from customer requested shipment delays of goods throughout the fourth quarter, due to the weak retail environment, and $4.1 million in cash was used to purchase the Directors and Officers Insurance Related Policy on December 3, 2007. Though the 2008 loss from continuing operations before taxes was $24.9 million, its impact on cash flow from continuing operating activity was much less due to non-cash charges such as depreciation and amortization, the loss on goodwill impairment, and the deferred income tax provision of $1.9 million, $8.2 million, and $12.4 million, respectively.
We sold certain assets of our Shane Hunter subsidiary during April 2008 and retained approximately $14.0 million in gross accounts receivable. As of December 31, 2008, all of those gross receivables were collected. These collections represent the primary component of the $6.8 million of net cash contributed by discontinued operations during 2008.
Net cash used in continuing operating activities was $15.3 million for the year ended December 31, 2007, as compared to net cash provided by continuing operating activities of $8.2 million in 2006. The decrease in net cash provided by continuing operating activities in 2007 as compared with 2006 was the result of the decrease in net income in 2007 coupled with the build up in accounts receivables and inventory from customer requested delayed shipments of goods throughout the fourth quarter of 2007 due to the weak retail environment and the $4.1 million in cash was used to purchase the Directors and Officers Insurance Related Policy on December 3, 2007.
Net cash used in continuing investing activities was approximately $10.3 million for the year ended December 31, 2008, as compared to net cash used of $3.8 million and net cash provided by investing activities of $8.8 million in 2007 and 2006, respectively. The $6.5 million increase in net cash used in continuing investing activities in 2008 as compared with 2007 was primarily the result of $10.3 million in capital expenditures, most of which were related to the New York facility lease. The $12.6 million change in investing activities from 2006 to 2007 was the combined effect of $3.9 million of capital expenditures in 2007, primarily related to the New York facility lease and $10.1 million of net short term investment proceeds in 2006.
Proceeds of $3.7 million from the disposition of certain assets of our Shane Hunter division during April 2008 represent the primary component of cash flows provided by investing activities contributed by discontinued operations during 2008.
Net cash used in continuing financing activities was approximately $12.4 million for the year ended December 31, 2008 as compared to cash provided by continuing financing activities $0.1 million and $0.3 million in 2007 and 2006, respectively. As discussed in Legal and Compliance Matters, we entered into a settlement with the Kuttner parties and purchased their stock for approximately $12.0 million on August 4, 2008. The net cash used for this transaction was approximately $10.4 million.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes payable. Management basis its estimates on historical information and experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of conditions, which differ from those assumed.
The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:
Income Taxes
We account for income taxes under the asset and liability method in accordance with FAS 109. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
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

Intangible Assets
The Company applies the provisions of FAS 142. Under FAS 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, is no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of FAS 142. See Item 8., Note 6 — Goodwill and Intangible Assets to the audited consolidated financial statements for a discussion of FAS 142 and the annual goodwill and other identifiable intangible assets impairment tests.
The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under FAS 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on the income approach.
The Company performs its annual impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
The Company also evaluates impairment of other intangible assets when events or changes in circumstances indicate the recovery of the carrying amount should be addressed. Management has evaluated the carrying value of its other intangible assets and has determined that the impairment to assets used in continuing operations as of December 31, 2008 and 2007 was $8.2 million and $0.0 million, respectively, related to the impairment of goodwill primarily in its Item-Eyes division. See Item 8., Note 6 — Goodwill and Intangible Assets to the audited consolidated financial statements.
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
Discontinued Operations
We have reclassified from continuing operations the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations in accordance with the provisions of FAS 144.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. See Item 8., Note 12 — Fair Value Measurements to the audited consolidated financial statements for further discussion regarding fair value measures.
FASB Staff Position (“FSP”) 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are in the process of determining the impact the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), to clarify the application of the provisions of FAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective upon issuance and applies to our current financial statements. The application of the provisions of FSP FAS 157-3 did not affect our current results of operations or financial condition.
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
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value under FAS No. 141, "Business Combinations.” FSP 142-3 is effective for us beginning January 1, 2009. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial position, results of operations or cash flows.
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
Our short-term debt has variable rates based on, at our option, the prime interest rate of the lending institution, or the Eurodollar Rate. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the revolving Credit Facility) would have been minimal in 2008 and 2007 due to the negligible short-term borrowings.
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

Item 8. Financial Statements and Supplementary Data.
(a) Audited Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hampshire Group, Limited and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 10 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). As allowed in the year of adoption, the Company recorded a charge of $1.3 million to 2007 beginning retained earnings resulting from its initial application of the provisions of FIN 48.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements, during the quarter ended December 31, 2008, the Company was not in compliance with a covenant in its Credit Facility which raises uncertainty regarding the Company’s ability to fulfill its financial commitments as they become due during 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 18 to the consolidated financial statements, on February 24, 2009, the Company announced that it reached a definitive agreement to be acquired by NAF Acquisition Corp., a direct wholly owned subsidiary of NAF Holdings II, LLC.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
April 2, 2009

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

(In thousands, except par value and shares)	2008	2007
Current assets:
Cash and cash equivalents	$35,098	$48,431
Accounts receivable, net	27,881	26,531
Other receivables	4,007	7,388
Inventories, net	10,911	17,462
Deferred tax assets	—	9,485
Other current assets	2,672	2,144
Assets of discontinued operations	246	20,408

Total current assets	80,815	131,849
Fixed assets, net	13,207	8,060
Goodwill	—	8,162
Deferred tax assets	—	4,231
Other assets	4,684	4,166

Total assets	$98,706	$156,468

Current liabilities:
Current portion of long-term debt	$30	$41
Accounts payable	7,759	15,063
Accrued expenses and other liabilities	11,137	14,871
Liabilities of discontinued operations	503	6,410

Total current liabilities	19,429	36,385

Long-term debt less current portion	3	33
Noncurrent income tax liabilities	6,339	6,852
Deferred rent	6,610	5,234
Other long-term liabilities	1,528	1,420

Total liabilities	33,909	49,924

Commitments and contingencies (Notes 10 and 11)	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares and zero shares authorized at December 31, 2008 and December 31, 2007, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at December 31, 2008 and 2007	824	824
Additional paid-in capital	36,079	35,977
Retained earnings	48,292	78,189
Treasury stock, 2,774,619 and 384,279 shares at cost at December 31, 2008 and 2007, respectively	(20,398)	(8,446)

Total stockholders’ equity	64,797	106,544

Total liabilities and stockholders’ equity	$98,706	$156,468

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007, and 2006

(In thousands, except per share data)	2008	2007	2006

Net sales	$240,901	$257,046	$280,158
Cost of goods sold	188,700	192,998	208,704
Gross profit	52,201	64,048	71,454
Selling, general, and administrative expenses	58,598	57,985	59,256
Goodwill impairment loss	8,162	—	—
Special costs	2,995	5,291	6,159

Income (loss) from operations	(17,554)	772	6,039
Other income (expense):
Interest income	1,141	1,698	1,423
Interest expense	(195)	(386)	(147)
Other, net	1,622	(10)	338

Income (loss) from continuing operations before income taxes and extraordinary item	(14,986)	2,074	7,653
Income tax provision (benefit)	9,906	(687)	4,312

Income (loss) from continuing operations before extraordinary item	(24,892)	2,761	3,341
Loss from discontinued operations, net of taxes	(5,005)	(2,765)	(839)

Income (loss) before extraordinary item	(29,897)	(4)	2,502
Extraordinary item — gain on acquisition	—	—	1,800

Net income (loss)	$(29,897)	$(4)	$4,302

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(3.61)	$0.35	$0.43
Loss from discontinued operations, net of taxes	(0.73)	(0.35)	(0.11)
Income per share from extraordinary item	—	—	0.23

Net income (loss)	$(4.34)	$—	$0.55

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(3.61)	$0.35	$0.43
Loss from discontinued operations, net of taxes	(0.73)	(0.35)	(0.11)
Income per share from extraordinary item	—	—	0.23

Net income (loss)	$(4.34)	$—	$0.55

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	6,884	7,860	7,855

Diluted weighted average number of common shares outstanding	6,884	7,860	7,862

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007, and 2006

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2005	8,243,784	$824	$34,824	$75,481	370,679	$(8,164)	$102,965
Net income	—	—	—	4,302	—	—	4,302
Purchase of treasury stock	—	—	—	—	32,784	(703)	(703)
Shares issued under the Company stock plans	—	—	—	(331)	(19,184)	421	90
Tax benefits from share-based payment arrangements	—	—	923	—	—	—	923
Deferred compensation payable in Company shares	—	—	—	—	102,568	461	461
Shares held in trust for deferred compensation liability	—	—	—	—	(102,568)	(461)	(461)

Balance at December 31, 2006	8,243,784	824	35,747	79,452	384,279	(8,446)	107,577

FIN 48 cumulative effect of change in accounting principle (See Note 10)	—	—	—	(1,259)	—	—	(1,259)
Net loss	—	—	—	(4)	—	—	(4)
Tax benefits from share-based payment arrangements	—	—	230	—	—	—	230
Deferred compensation payable in Company shares	—	—	—	—	58,100	261	261
Shares held in trust for deferred compensation liability	—	—	—	—	(58,100)	(261)	(261)

Balance at December 31, 2007	8,243,784	824	35,977	78,189	384,279	(8,446)	106,544

Net loss	—	—	—	(29,897)	—	—	(29,897)
Tax benefits from share-based payment arrangements	—	—	102	—	—	—	102
Purchase of treasury stock	—	—	—	—	2,390,340	(11,952)	(11,952)

Balance at December 31, 2008	8,243,784	$824	$36,079	$48,292	2,774,619	$(20,398)	$64,797

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007, and 2006

(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(29,897)	$(4)	$4,302
Less: Loss from discontinued operations, net of taxes	5,005	2,765	839
Extraordinary gain on acquisition	—	—	(1,800)

Income (loss) from continuing operations before extraordinary item	(24,892)	2,761	3,341
Adjustments to reconcile income from continuing operations before extraordinary item to net cash provided by (used in) operating activities:
Depreciation and amortization	1,902	783	806
Loss on goodwill impairment	8,162	—	—
Loss (gain) on sale of fixed assets	203	(55)	24
Deferred income tax provision (benefit)	12,357	(1,150)	1,507
Deferred compensation expense, net	92	776	616
Tax benefit from employee stock plans and other	—	(6)	—
Excess tax benefits from share-based payment arrangements	(102)	(230)	(923)
Changes in operating assets and liabilities:
Receivables, net	1,411	(7,714)	3,252
Inventories, net	6,551	(1,077)	(2,795)
Other assets	32	(4,395)	(678)
Liabilities	(6,852)	(5,010)	3,029

Net cash provided by (used in) continuing operating activities	(1,136)	(15,317)	8,179
Net cash provided by (used in) discontinued operations	6,782	(8,159)	2,792

Net cash provided by (used in) operating activities	5,646	(23,476)	10,971
Cash flows from investing activities:
Purchases of short-term investments	—	—	(341)
Proceeds from the sale of short-term investments	—	—	10,395
Purchases of securities for deferred compensation	—	—	(602)
Capital expenditures	(10,291)	(3,895)	(647)
Proceeds from sales of fixed assets	—	128	36

Net cash provided by (used in) continuing investing activities	(10,291)	(3,767)	8,841
Net cash provided by (used in) discontinued operations	3,724	5,339	(2,882)

Net cash provided by (used in) investing activities	(6,567)	1,572	5,959
Cash flows from financing activities:
Proceeds from line of credit	44,875	39,805	31,000
Repayment of line of credit	(44,875)	(39,805)	(31,000)
Purchase of treasury stock, net	(11,952)	—	(703)
Repayment of long-term debt and financing fees on credit facility	(41)	(105)	(46)
Excess tax benefits from share-based payment arrangements	102	230	923
Capitalized credit facility costs	(521)	—	—
Proceeds from issuance of stock under the Company stock plans	—	—	90

Net cash provided by (used in) continuing financing activities	(12,412)	125	264
Net cash provided by (used in) discontinued operations	—	—	(12,775)

Net cash provided by (used in) financing activities	(12,412)	125	(12,511)
Net increase (decrease) in cash and cash equivalents	(13,333)	(21,779)	4,419
Cash and cash equivalents at beginning of year	48,431	70,210	65,791

Cash and cash equivalents at end of year	$35,098	$48,431	$70,210

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$70	$1,979	$6,715
Cash paid during the year for interest	185	388	150
Equipment acquired under capital lease	—	85	—
Settlement of deferred compensation liabilities with trading securities	—	3,040	—
Liabilities for construction in progress	—	3,165	—
See accompanying notes to consolidated financial statements.

Note 1 — Management’s Liquidity and Financing Plan
The Company’s Amended and Restated Credit Agreement (the “Credit Facility” — See Note 8 - Borrowings) includes certain financial and other covenants, including a covenant that the Company maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than a proportion of 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis. Based on the Company’s results for 2008, the Company determined on March 13, 2009 that it was not in compliance with the Credit Facility’s fixed charge ratio covenant. The accompanying consolidated financial statements were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.
The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.
As a result of the non-compliance with the fixed charge ratio covenant, the lenders under the Credit Facility are no longer obligated to issue trade or standby letters of credit for the Company’s account or to permit the Company to borrow under the Credit Facility. In addition, the lenders are entitled, at their option, to terminate the Credit Facility and demand immediate repayment. The Company entered into a letter agreement, dated as of April 2, 2009, with HSBC Bank USA, National Association (as agent and letter of credit issuing bank under the Credit Facility) (“HSBC”), pursuant to which HSBC reserved all rights and remedies under the Credit Facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the Credit Facility and provided that that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. The Company is still not permitted to borrow under the Credit Facility and the lenders may terminate the Credit Facility and demand immediate repayment at any time.
The Company is also in discussions with the lenders under the Credit Facility regarding a waiver or amendment waiving the non-compliance with the fixed charge ratio covenant and an amendment to the Credit Facility to waive or otherwise replace the fixed charge covenant requirement for 2009. There can be no assurance that the Company will be able to secure a waiver or execute an amendment waiving such non-compliance, or obtain alternate financing on terms acceptable to the Company, or at all. Accordingly, absent a waiver or amendment waiving such non-compliance, or alternate financing, the Company may not be able to collateralize its obligations under existing or future production orders, as required, and would not be permitted to borrow under the Credit Facility, which would prevent the Company from operating its business. Even if the Company is able to obtain a waiver or amendment or alternative financing source, it may have to further restructure and/or “right size” its operations to comply with the Credit Facility as so waived or amended and is assessing additional actions that would reduce costs.
In addition to amounts borrowed under the Credit Facility, the Company relies on cash flows from operations to pay its obligations as they come due. In the event that the Company is unable to secure adequate borrowing ability under the Credit Facility or an alternate financing source, the Company’s cash balance and cash flows from operations may be inadequate to meet the Company’s obligations, which could cause substantial liquidity problems.
As discussed in Note 18 — Subsequent Events, the Company has entered into a definitive agreement pursuant to which NAF Holdings II, LLC agreed to acquire the Company. If this transaction is consummated, the Credit Facility will likely be terminated and replaced by a lending facility arranged by the acquirer. NAF Holdings II, LLC’s obligation to close the offer is subject to the satisfaction of certain conditions, including a minimum tender condition, a condition that the Company will have in its accounts or will have deposited into escrow available funds free and clear of all liens in an amount no less than $38.0 million (less certain amounts designated by NAF) and a condition that the consent of a certain licensor of the Company is obtained. The consent was obtained.

Note 2 — Organization and Summary of Significant Accounting Policies
Organization
Hampshire Group, Limited (“Hampshire Group” or the “Company”), through its wholly owned subsidiaries Hampshire Designers, Inc. (“Hampshire Designers”), Item-Eyes, Inc. (“Item-Eyes”), and Keynote Services, Limited (“Keynote Services”), engages in the apparel business. The Company’s corporate offices, sales, and showrooms are in New York, NY with back office functions in Anderson, SC. Hampshire Designers and Item-Eyes, source the manufacture of its products worldwide from manufacturers and its products are sold primarily in the United States to various national and regional department stores and mass merchant retailers. Keynote Services, a Hong Kong based subsidiary of Hampshire Designers, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.
Summary of Critical and Other Significant Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes. The Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but approximately 70% of its annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.
The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements.
Intangible Assets
The Company applies the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, is no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of FAS 142. See Note 6 — Goodwill and Intangible Assets for a discussion of FAS 142 and the annual goodwill and other identifiable intangible assets impairment tests.
The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under FAS 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on the income approach.
The Company performs its annual impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
The Company also evaluates impairment of other intangible assets when events or changes in circumstances indicate the recovery of the carrying amount should be addressed. Management has evaluated the carrying value of its other intangible assets and has determined that the impairment to assets used in continuing operations as of December 31, 2008 and 2007 was $8.2 million and $0.0 million, respectively, related to the impairment of goodwill primarily in its Item-Eyes division. See Note 6 — Goodwill and Intangible Assets.

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
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of the Company’s retained earnings as of January 1, 2007. See Note 10 — Income Taxes.
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
Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. The fair value of long-term debt is disclosed in Note 8 — Borrowings. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2008 and 2007, due to the short-term nature of the items.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.
Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less. At December 31, 2008 and 2007, interest bearing amounts were approximately $35.1 million and $48.4 million, respectively. A significant amount of the Company’s cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.
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
Other Assets
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against a suit brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly. The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long term assets as the payment covers a six year policy period. The Company recognized expense related to this policy in the amount of $0.7 million and $0.1 million in 2008 and 2007, respectively, and anticipates recognizing $0.7 million in expense in each year from 2009 through 2012 and $0.6 million in 2013, which is the end of policy term. See Special Costs and Note 11 — Commitments and Contingencies.
Revenue Recognition
The Company recognizes sales revenue upon shipment of goods to customers, net of discounts, and the Company’s estimate of returns, allowances, and co-op advertising.
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general, and administrative expenses. Total advertising costs for the years ended December 31, 2008, 2007, and 2006 totaled approximately $1.9 million, $2.1 million, and $2.1 million, respectively.
Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in Selling, general, and administrative expenses. Total shipping and freight costs for the years ended December 31, 2008, 2007, and 2006 totaled approximately $2.0 million, $1.8 million, and $2.1 million, respectively.

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
The Company reports certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director of the Company, legal matters involving former employees Charles Clayton and Roger Clark, and related matters. See Note 11 — Commitments and Contingencies.
During the years ended December 31, 2008, 2007, and 2006, the Company incurred $3.0 million, $5.3 million, and $6.2 million in Special Costs, respectively. Special Costs incurred since inception of the Audit Committee Investigation were approximately $14.5 million through December 31, 2008. The Company expects to incur additional costs in connection with the lawsuit involving Messrs. Clayton and Clark and related matters. The Company cannot predict the total cost but believes that future costs could be material.
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
Stock Options
In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment” (“FAS 123R”). This statement is a revision of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. FAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. The Company adopted FAS 123R on January 1, 2006.
The Company applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the fiscal years ended December 31, 2008, 2007, and 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R, less estimated forfeitures.
The Company recorded no expense related to FAS 123R, as there were no options vested or granted during the years ended December 31, 2008, 2007, and 2006. No options were outstanding at December 31, 2008 and 2007. The Company’s stock-based employee compensation plans are described more fully in Note 13 — Stock Options, Compensation Plans, and Retirement Savings Plan.
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
Recent Accounting Standards
In September 2006, FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. See Note 12 — Fair Value Measurements for further discussion regarding fair value measures.
FASB Staff Position (“FSP”) 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is in the process of determining the impact the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements.
In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), to clarify the application of the provisions of FAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP FAS 157-3 did not affect the Company’s current results of operations or financial condition.
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
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, and the period of expected cash flows used to measure the fair value under FAS No. 141, “Business Combinations”. FSP 142-3 is effective for the Company beginning January 1, 2009. Since this guidance will be applied prospectively, on adoption, there will be no impact to the Company’s current consolidated financial position, results of operations, or cash flows.
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. FAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of determining the impact the adoption of FAS 162 will have on its consolidated financial statements.
Note 3 — Receivables and Major Customers
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2008 and 2007 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs, and for sales and markdown allowances of approximately $23.1 million and $22.4 million, respectively.
The Company sells principally to department stores, catalog companies, specialty stores, mass merchants, and other retailers located principally in the United States. The Company’s sales to its three largest customers for the year ended December 31, 2008 represented 20%, 15%, and 12% of total sales. For the year ended December 31, 2007, these three customers represented 20%, 16%, and 12% of total sales. For the year ended December 31, 2006, these three major customers represented 14%, 16%, and 14% of total sales. At December 31, 2008 and 2007, 63% and 60%, respectively, of the total gross trade receivables were due from these major customers.

The major components of other receivables at December 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Income tax refunds receivable	$2,650	$2,964
Current duty refunds receivable and related interest	854	—
Landlord leasehold improvement incentive allowances receivable	—	4,328
Other	503	96

Other receivables	$4,007	$7,388

In addition, the Company has non-current duty refunds receivable and related interest of $0.6 million that is classified in Other assets at December 31, 2008.
Note 4 — Inventories
Inventories at December 31, 2008 and 2007 consist of the following:

(In thousands)	2008	2007
Finished goods	$13,118	$19,888
Raw materials and supplies	54	—

Total cost	13,172	19,888
Less: reserves	(2,261)	(2,426)

Inventories, net	$10,911	$17,462

Note 5 — Fixed Assets
Fixed assets at December 31, 2008 and 2007 consist of the following:

(In thousands)	Estimated Useful Lives	2008	2007
Leasehold improvements	5 – 12 years	$7,461	$1,584
Construction in progress	—	182	6,355
Machinery and equipment	3 – 7 years	6,556	4,211
Furniture and fixtures	3 – 7 years	4,205	1,322
Vehicles	3 years	10	10

Total cost		18,414	13,482
Less: accumulated depreciation		(5,207)	(5,422)

Fixed assets, net		$13,207	$8,060

The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The Company’s capital expenditures related to the new space made in fiscal years 2008 and 2007 was approximately $12.6 million. The net cash outlays related to these capital expenditures was approximately $8.3 million, as the lease provided for $4.3 million in landlord allowance reimbursements that were received in 2008. These incentives are recorded as a reduction of rent expense over the life of the lease. The Company began to occupy the new office space in February 2008. See Note 11 — Commitments and Contingencies.
Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was approximately $1.8 million, $0.8 million, and $0.8 million, respectively.

Note 6 — Goodwill and Other Intangible Assets
The Company applies the provisions of FAS No. 141, “Business Combinations” (“FAS 141”) and FAS 142. FAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.
The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting unit as defined under FAS 142 to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. In 2007, the Company determined no impairment of goodwill existed.
Based upon tests performed during the fourth quarter of 2008, the Company recorded an impairment charge of $8.2 million in connection with the goodwill primarily related to Item-Eyes. The 2008 impairment charge reflects current economic conditions, adverse equity market conditions which have caused a material decline in industry market multiples, and lower estimated future cash flows of Item-Eyes as a result of the decline in retail activity during 2008.
The following tables highlight the Company’s goodwill and intangible assets:

	December 31, 2008		December 31, 2007
	Gross		Gross
(In thousands)	Carrying	Accumulated	Carrying	Accumulated
Unamortized Intangibles:	Amount	Amortization	Amount	Amortization
Goodwill	$—	$—	$8,162	$—

Amortized Intangibles:
Capitalized Credit Facility Fees - 5 years	554	93	33	—

	$554	$93	$8,195	$—

(In thousands)	2008	2007	2006
Amortization and Impairment Expense	$8,255	$—	$—

The expected amortization expense for each fiscal year ending December 31, 2009, 2010, 2011, and 2012 is expected to be approximately $0.1 million with the nominal remaining balance amortized in 2013.
Note 7 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2008 and 2007 consist of the following:

(In thousands)	2008	2007
Reserve for supplier disputes	$5,081	$5,081
Compensation, benefits, and related taxes	2,100	4,258
Income tax reserves	1,065	1,703
Royalties	695	643
Deferred compensation	54	62
Other	2,142	3,124

Accrued expenses and other liabilities	$11,137	$14,871

Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at December 31, 2008 for such unresolved matters.

Note 8 — Borrowings
Long-Term Debt
Long-term debt, which is collateralized by equipment, at December 31, 2008 and 2007 consists of the following:

(In thousands)	2008	2007
Note payable in monthly installments of $3 including interest at 5.66%	$33	$61
Note payable in monthly installments of $4 including interest at 5.23%	—	13

Total long-term debt	33	74
Less: amount payable within one year	(30)	(41)

Amount payable after one year	$3	$33

The fair value of the long-term debt at December 31, 2008 and 2007, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.
Revolving Credit Facility
On February 15, 2008, the Company amended and restated its 2003 Revolving Credit Facility by entering into an Amended and Restated Credit Agreement and Guaranty with HSBC, other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (“Agent”).
The Credit Facility has a term of approximately five years and expires on April 30, 2013. The Credit Facility provides up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit. Provided that the Company satisfies the applicable requirements under the Credit Facility, the Company may (1) on one occasion during the first year, convert up to $25.0 million to a term loan and (2) increase the amount available under the Credit Facility up to an additional $25.0 million, which the Company did not utilize in the allotted time period. Revolving credit loans are limited to the lesser of: (a) $125.0 million, or (b) the sum of 85% of eligible accounts receivable, 50% of eligible inventory (subject to seasonal limits) of certain of the Company’s subsidiaries and 50% of the undrawn amount of outstanding eligible trade letters of credit issued under the Credit Facility, and cash on deposit in a pledged account, if any, less in each case the outstanding letters of credit and in the case of (b) above, reserves. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, and accuracy of representation and warranties. The Credit Facility is designed to provide working capital and the trade letters of credit that will be used for the purchase and importation of inventory.
The Company, at its discretion, may prepay outstanding principal in whole or part together with accrued interest at any time. The Credit Facility requires the Company to prepay outstanding principal and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The Credit Facility also contains customary provisions that enable the Agent to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of one of the Credit Facility’s five financial covenants, insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected.
Based on the Company’s results for 2008, the Company notified the Banks that it was not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant, which requires the Company, on the last day of each fiscal quarter on a rolling four quarter basis, to have consolidated earnings before interest, taxes, depreciation, and amortization of not less than a proportion of 1.25 to 1.0 of certain fixed charges. See Note 1 — Management’s Liquidity and Financing Plan regarding the Company’s plan to address the covenant breach.
As a result of the non-compliance with the fixed charge ratio covenant, the lenders under the Credit Facility are no longer obligated to issue letters of credit to the Company’s suppliers or to permit the Company to borrow under the Credit Facility. In addition, the lenders are entitled, at their option, to terminate the Credit Facility and demand immediate repayment. The Company entered into a letter agreement, dated as of April 2, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the credit facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the Credit Facility and provided that that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. The Company is not permitted to borrow under the Credit Facility and the lenders may terminate the Credit Facility and demand immediate repayment at any time.

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
In connection with the Shane Hunter disposition (See Note 15 — Dispositions and Discontinued Operations), as of April 15, 2008, the Company entered into Amendment No. 1 with respect to the Credit Facility (“Amendment No. 1”). Pursuant to Amendment No. 1, the Banks and the Company agreed, in consideration for the payment of the Agent’s legal fees and expenses, to amend certain representations, warranties, and covenants in the Credit Facility such that a sale of assets otherwise permitted under the Credit Facility will not cause a breach of such representations, warranties, or covenants.
In connection with a settlement agreement (See Note 11 — Commitments and Contingencies), on August 4, 2008, the Company concurrently entered into Amendment No. 2 with respect to the Credit Facility (“Amendment No. 2”). Pursuant to Amendment No. 2, the Credit Facility was amended (i) to permit the settlement and the funding of all or a portion of the settlement with the proceeds of a borrowing thereunder, (ii) to reduce the basket for restricted payments permitted to be made by the Company after the consummation of the settlement from $7.5 million per year to $5.0 million per year, and (iii) to reduce the required consolidated tangible net worth of the Company from $85.0 million to $50.0 million.
At December 31, 2008, there were no outstanding borrowings and approximately $29.8 million outstanding under letters of credit. If the Company was in compliance with all of its covenants, its borrowing availability would have been approximately $21.7 million at December 31, 2008.
Note 9 — Stockholder Rights Plan
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
The Board approved an amendment to the Rights Plan on February 23, 2009 pursuant to which the Rights Plan was rendered inapplicable to the transaction with NAF Holdings II, LLC, which is more fully described in Note 18 — Subsequent Events.

Note 10 — Income Taxes
The income tax provision (benefit) related to continuing operations consists of the following:

(In thousands)	2008	2007	2006
Current:
Federal	$(1,817)	$(147)	$2,050
Foreign	191	37	(24)
State and local	(825)	573	779

Total current	(2,451)	463	2,805
Deferred:
Federal	10,253	(826)	1,162
State and local	2,104	(324)	345

Total deferred	12,357	(1,150)	1,507

Total tax provision (benefit)	$9,906	$(687)	$4,312

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Deferred tax assets:
Basis in intangible assets	$924	$—
Basis in fixed assets	330	353
Account receivable reserves	3,570	2,078
Inventory reserves	1,424	2,009
Unrecognized tax benefits	2,636	3,441
All other accrued expenses	5,985	6,510
Deferred compensation	396	488
Net operating loss carryforwards	5,162	1,786
Charitable contribution and capital loss carryforwards	168	—

Total deferred tax assets	20,595	16,665
Less: valuation allowances	(20,595)	(1,685)

Total deferred tax assets less valuation allowances	—	14,980

Deferred tax liabilities:
Basis in intangible assets	—	(1,264)

Net deferred tax assets	$—	$13,716

Under SFAS No. 109, companies are required to assess whether valuation allowances should be established against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current and/or previous losses are given more weight than its future projections. A recent three-year historical cumulative loss is considered a significant factor that is difficult to overcome.
The Company evaluated its deferred tax assets each reporting period, including assessment of its cumulative loss over the prior three-year period, to determine if valuation allowances were required. A significant negative factor that was difficult to overcome was the Company’s three-year historical cumulative loss as of December 31, 2008. This, combined with uncertain near-term economic conditions, reduced the Company’s ability to rely on its projections of future taxable income in establishing its deferred tax assets valuation allowance. SFAS No. 109 guidelines require that a full valuation allowance be established on all of the Company’s net deferred tax assets due to events and developments that occurred during the fourth quarter of fiscal 2008. Accordingly, the Company increased its deferred tax asset valuation allowance by $18.9 million through a charge to tax expense.

The increase in the valuation allowance does not have an impact on the Company’s cash position, nor does such an increase preclude the Company from using loss carryforwards, tax credits or other deferred tax assets in the future. Further, the increase in the valuation allowance is not the result of a significant change in the Company’s view of its long-term financial outlook.
The following table reconciles income tax provision (benefit) from continuing operations computed at the U.S. federal statutory tax rates to income tax provision (benefit):

(In thousands except percentages)	2008	2007	2006
Federal income tax rate	34%	35%	35%
Rate applied to pre-tax income	$(5,090)	$738	$2,678
State taxes, net of federal tax benefit	(793)	162	653
Changes in contingent tax liabilities	—	—	559
Changes in uncertain tax positions	(368)	(1,093)	—
Changes in valuation allowances	15,894	(695)	29
Permanent differences, net	(224)	56	394
Other, net	487	145	(1)

Income tax provision (benefit)	$9,906	$(687)	$4,312

The Company is required under FIN 48 to determine whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be realized upon settlement with the taxing authority. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statements of operations.
The Company’s liability for unrecognized tax benefits is $7.4 million and $8.6 million as of December 31, 2008 and 2007, respectively. The Company’s liability for unrecognized tax benefits as of December 31, 2008 and 2007 includes accrued interest of $2.3 million and $2.4 million, respectively, and penalties of $0.4 million and $0.3 million, respectively. If the Company were to recognize these benefits, the effective rate would reflect a favorable net impact of $3.1 million and $3.5 million, excluding interest and penalties, in 2008 and 2007, respectively. The Company recognized a net benefit for interest of $0.1 million and $0.3 million and net tax expense for penalties of $0.1 million and $0.0 during 2008 and 2007, respectively. During 2009, the Company anticipates that total unrecognized tax benefits will decrease by approximately $3.8 million, including interest of approximately $1.4 million and penalties of approximately $0.2 million, due primarily to the settlement of certain state liabilities associated with the 2004 and 2005 Internal Revenue Service examinations and the lapsing of statutes related to certain compensation and benefit tax positions within twelve months of December 31, 2008.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2008	2007
Gross unrecognized tax benefits at January 1	$5,932	$8,707
Increases in tax positions for prior years	332	23
Decreases in tax positions for prior years	(164)	(324)
Increases in tax positions for current year	100	747
Settlements	(112)	(949)
Lapse in statute of limitations	(1,315)	(2,272)

Gross unrecognized tax benefits at December 31	$4,773	$5,932

The statute of limitations with respect to the Company’s 2004 federal income tax return lapsed in September 2008, and the related net tax benefits of $0.5 million, including nominal interest net of tax benefits, were recognized in the quarter then ended. The statute of limitations with respect to the Company’s federal income tax returns remains open for the tax years 2005 and beyond. With limited exceptions, the statute of limitations for state income tax returns remains open for the tax year 2002 and beyond. The Company also files income tax returns in Hong Kong for which tax years 2005 and beyond remains open to examination by the Hong Kong Inland Revenue Department.

At December 31, 2008, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $11.5 million, which expire in varying amounts from 2019 to 2028. Approximately $3.9 million of these federal net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006; the remainder of the net operating loss carryforwards were established during 2008. The Company has state net operating loss carryforwards of $17.9 million at December 31, 2008 expiring from 2021 to 2028. Approximately $0.7 million of these state net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006; the remainder of the state net operating loss carryforwards were established during 2006, 2007, and 2008. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage. The Company utilized net operating loss carryforwards of $0.1 million in 2006 and none in 2007 and 2008.
Note 11 — Commitments and Contingencies
The Company leases premises and equipment under operating leases having terms from month-to-month to fifteen years and six months. At December 31, 2008, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2009	$5,143
2010	5,153
2011	5,160
2012	5,188
2013	5,355
Thereafter	45,549

$71,548

Future rental revenue to be received under non-cancellable subleases was approximately $2.9 million as of December 31, 2008.
The Company entered into a fifteen year, six month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The lease provides for minimum payments of $65.6 million over the lease term. The Company’s possession of the space commenced in September 2007 and lease payments began in March 2008. The lease includes guaranteed minimum consumer price index (“CPI”) increases commencing in 2009 and tiered rent escalations commencing in 2010. The lease and associated incentives are being amortized on a straight-line basis over the expected lease term, including any rent holidays, guaranteed minimum CPI increases, and tiered rent escalations. The Company incurred $0.7 million and $1.2 million in non-cash lease expense in 2008 and 2007, respectively, related to this lease and expects to incur $0.1 million in non-cash lease expense in 2009.
For the years ended December 31, 2008, 2007, and 2006, rent expense for operating leases was approximately $5.7 million, $3.9 million, and $2.5 million, respectively.
The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments as of December 31, 2008 are set forth in the table below:

Year	(In thousands)
2009	$3,534
2010	3,438
2011	2,851
2012	913

$10,736

For the years ended December 31, 2008, 2007, and 2006, royalty expenses for licensing were approximately $3.6 million, $4.2 million, and $4.3 million, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2008, these open purchase order commitments amounted to approximately $44.4 million, of which approximately $26.6 million were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2009, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $3.1 million related to other matters.
The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the reserve established for supplier disputes outlined in Note 7 - Accrued Expenses and Other Liabilities. If the Company determined that this reserve was no longer needed and was released, the bonus payments could be as much as $0.4 million.
Due to current economic and market conditions, the Company has decided to indefinitely delay the launch of a recently licensed women’s label and is currently reviewing its long-term strategy for this license. Subsequent to this decision, the Company negotiated a $0.4 million termination fee with the licensor, which is reflected in Selling, general, and administrative expenses in the statement of operations for the year ended December 31, 2008.
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
The $1.6 million received pursuant to the Settlement Agreement and the reversal of approximately $0.1 million of liabilities related to claims waived pursuant to the Settlement Agreement were recognized in the Other, net component of Other income (expense) in the year ended December 31, 2008.
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

On September 22, 2008, Mr. Clayton filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle against certain of the Company’s directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, the Company’s bylaws and agreements between the directors and officers and the Company, the Company will indemnify the directors and officers if they are held liable to Mr. Clayton for damages and the Company will advance them legal fees incurred in connection with their defense. The Company has been advised that the directors and officers intend to vigorously defend against such claims.
The SEC and the U.S. Attorney’s Office investigated certain issues identified during the Audit Committee Investigation. The Company cooperated fully with these investigations and believes them to have been completed; although, there can be no assurance that they will not once again become active.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Note 12 — Fair Value Measurements
In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the standard for those assets and liabilities as of January 1, 2008, and the impact of the adoption was not significant.
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Cash and cash equivalents	$35,098	$—	$—	$35,098

Note 13 — Stock Options, Compensation Plans, and Retirement Savings Plan
The Company registered 3,000,000 shares of its common stock under the Securities Act of 1933, as amended, to be issued with regards to the Hampshire Group, Limited 1992 Stock Option Plan, as amended, and the Hampshire Group, Limited Common Stock Purchase Plan for Directors and Executives. The ability to issue new options under the plans expired during 2005 and with the 2006 exercise of the remaining outstanding options, the plans themselves, expired. At December 31, 2008 and 2007, there were no stock options outstanding.
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
Distributions from the plan commenced on January 15, 2003. 758,100 shares valued at approximately $10.5 million have been distributed through December 31, 2008. All shares to be distributed to the participants were distributed at December 31, 2008.
Deferred Compensation Plans
In accordance with an unfunded deferred compensation agreement with Eugene Warsaw, the former CEO of Hampshire Designers, Inc., the Company accrued aggregate deferred compensation of $1.5 million. The deferred compensation plan accrued interest at the Company’s effective investment rate during periods the Company invested cash and at the Company’s borrowing rate during periods when the Company borrowed cash. Mr. Warsaw retired effective December 31, 2005 and $0.5 million was distributed to Mr. Warsaw in January 2006.
The Company identified issues with its deferred compensation plans that required remediation. As a part of this remediation plan, the Company was required to accelerate the payment of the remaining balance of Mr. Warsaw’s deferred compensation during 2006 due to a violation of Internal Revenue Code Section 409(A) regarding payment of deferred compensation funds within six months of his retirement. The violation resulted in a 20% penalty to Mr. Warsaw on his entire deferred compensation balance as well as immediate payment of taxes on the deferred compensation. In 2006, the Board approved payment to cover the penalty in the form of an income tax gross up of the penalty for approximately $0.5 million. Both the $0.5 million income tax gross up and the $1.0 remaining deferred compensation were disbursed to Mr. Warsaw in 2006.
As part of his employment agreement, the Company had agreed to make contributions to a deferred compensation plan on behalf of Mr. Kuttner. For the year ended December 31, 2006, the Company contributed $0.2 million to the plan. Contributions to the plan ceased upon the termination of Mr. Kuttner’s employment on September 25, 2006. The cumulative amount left in the Company could accrue interest at 110% of the Applicable Federal Long Term Interest Rate, or earn a return based on an investment in common stock of publicly traded companies or mutual funds, as reported at market value. As part of aforementioned remediation plan, the Company paid the balance of the plan assets to Mr. Kuttner in September 2007.
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

In accordance with the letter agreement dated October 8, 2007 with Michael Culang, the Company’s Chief Executive Officer and President, the Company agreed to provide Mr. Culang a deferred bonus of $0.5 million in December 2007. In addition, the agreement called for the Company to defer any payments of his 2007 annual bonus that would cause his aggregate compensation to be in excess of $1.0 million. As of December 31, 2007, the Company deferred $0.2 million of Mr. Culang’s 2007 performance bonus that would have been payable in December 2007. In addition, his remaining 2007 bonus of approximately $0.1 million which was paid during the first quarter of 2008, was deferred. As required by his letter agreement, the Company established a Rabbi Trust for the deferred compensation in 2008 and accrued interest on the balance at the rate of 5.32% per annum. The balance in the Rabbi Trust was $0.9 million at December 31, 2008. The deferred compensation and applicable accrued interest will be paid out upon termination of his employment or change of control of the Company in a means that conforms with the requirements of the Internal Revenue Code Section 409(A).
The liability for deferred compensation was included within other long term liabilities (long term portion of $0.9 million and $0.7 million at December 31, 2008 and 2007, respectively) on the consolidated balance sheets.
Long-Term Bonus Plan
On February 28, 2008, the Executive Committee of the Board adopted the Hampshire Group, Limited Long-Term Bonus Plan (the “Long-Term Bonus Plan”). The purpose of the Long-Term Bonus Plan is to promote the retention of certain key employees of the Company and its subsidiaries through the grant of cash awards which vest and are paid over a three year period.
The Long-Term Bonus Plan provides that on February 28, 2008, and on January 1 each calendar year thereafter, each participating employee will be granted a bonus award equal to a percentage, determined by the Compensation Committee at the time of grant, of such employee’s annual target bonus. Subject to a participant’s continued employment, a bonus award will vest as to 50% of such award on March 15 of the second calendar year following the calendar year in which the date of grant falls, and as to the remaining 50% of such award on March 15 of the third calendar year following the calendar year in which the date of grant falls. In addition, vesting of a bonus award will accelerate upon a change of control of the Company and upon a participant’s retirement, at a time such Participant is age 62 or greater and has completed five or more years of service with the Company or its subsidiaries. Subject to applicable law, the portion of a bonus award that has vested will be paid to a participant in a lump sum cash payment on the first regularly scheduled payroll date following the vesting date applicable. The Company recognizes expense ratably over the period long-term bonuses vest.
At December 31, 2008, the Company recorded approximately $0.3 million of expense related to $1.3 million in Long-Term Bonus Plan awards granted on February 28, 2008.
Retirement Savings Plan
The Company and certain subsidiaries have 401(k) retirement savings plans under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company’s matching contribution is determined annually at the discretion of the Board. Matching contributions for the years ended December 31, 2008, 2007, and 2006 were approximately $0.3 million, $0.3 million, and $0.2 million, respectively. All Company matching contributions vest fully after six years of employment.
Note 14 — Related Party Transactions
Subsequent to the sale of the Company’s apartment in 2003 to a company of which Mr. Kuttner has beneficial ownership, the Company has paid certain ongoing costs of the apartment, such as utilities, in exchange for the right to utilize the apartment from time to time. For the year ended December 31, 2006, the payments were approximately $29,000. There were no such payments after 2006.
JP Associates is a recruitment and placement firm that Hampshire Group utilized prior to 2007. During the period within which the Company used JP Associates’ services, JP Associates had an arrangement with SK Associates, a firm owned by Mr. Joel Goldberg, then a Director of the Company, and his wife, pursuant to which JP Associates paid SK Associates approximately 50% of the fees it received from Hampshire Group for rent, advertising, administrative services and related items. Hampshire Group paid JP Associates approximately $0.2 million in such fees during the year ended December 31, 2006 for the placement of five Hampshire Group employees.
Mr. Harvey Sperry, a Director of the Company, retired as a partner of the law firm of Willkie Farr & Gallagher LLP in March of 2000. The firm has served as legal counsel for the Company since 1977. In such capacity, for the years ended December 31, 2008, 2007, and 2006, this firm was paid approximately $2.1 million, $2.4 million, and $1.2 million, respectively.

The Company leased two buildings from a company in which Mr. Kuttner has a 96% beneficial ownership and Mr. Clayton, who has a 4% beneficial ownership. Rent expense under such leases for the year ended December 31, 2006 was approximately $14,600. This lease expired on April 30, 2006.
On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building located in Anderson, SC with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. Commencing February 1, 2006, the Company started utilizing the building as its administrative offices. The Company occupies approximately 65% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. During 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. In 2007, the Company leased the remaining unused space at comparable terms to the original lease. Lease payments made by the Company related to this facility were approximately $0.4 million, $0.3 million, and $0.3 million during the years ended December 31, 2008, 2007, and 2006, respectively.
Note 15 — Dispositions and Discontinued Operations
The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business focus. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.
In 2007, the Company sold certain assets of its Marisa Christina division and ceased its domestic activities. Marisa Christina, Inc. was acquired in May 2006, and the Company recorded a $1.8 million extraordinary gain for the amount by which the net assets acquired exceeded the purchase price. During 2007, the Company also sold the inventory, trade names, and certain other assets of its David Brooks division and assigned certain obligations of its David Brooks division to the buyer.
On April 15, 2008, the Company sold certain assets of its Shane Hunter division including inventory, trademarks, and other assets to a buyer which included former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the year ended December 31, 2008, the Company recognized a pre-tax loss on the transaction of $3.5 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses.
The Company retained the remaining assets of Shane Hunter including approximately $14.0 million gross accounts receivable as of April 14, 2008 that were collected as of December 31, 2008. The funds from the sale of assets and the liquidation of the remaining assets were used to provide additional funds for operations and other general corporate purposes.
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
In accordance with the provisions of FAS No. 144, these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations are as follows:

(In thousands)	December 31, 2008	December 31, 2007
Accounts receivable, net	$—	$13,504
Other receivables	161	264
Inventories, net	—	4,664
Other current assets	6	377
Fixed assets, net	—	284
Intangible assets, net	—	1,270
Other assets	79	45

Assets of discontinued operations	$246	$20,408

Accounts payable	$263	$3,165
Accrued expenses and other liabilities	240	3,191
Other long-term liabilities	—	54

Liabilities of discontinued operations	$503	$6,410

The operating results for the discontinued operations for the year ended December 31, 2008, 2007, and 2006 were as follows:

	Year Ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Net sales	$16,955	$65,462	$67,880

Gross profit	$4,567	$13,253	$16,693

Loss on discontinued operations before income taxes	$(126)	$(4,320)	$(1,506)
Loss on sale of business	(3,519)	(672)	—
Provision (benefit) for income taxes	1,360	(2,227)	(667)

Loss from discontinued operations, net of taxes	$(5,005)	$(2,765)	$(839)

The Company does not anticipate any additional losses from these discontinued operations.
Note 16 — Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings (loss) per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
2008:
Basic loss from continuing operations	$(24,892)	6,884	$(3.61)
Effect of dilutive securities:
Stock options	—	—	—

Diluted loss from continuing operations	$(24,892)	6,884	$(3.61)

2007:
Basic income from continuing operations	$2,761	7,860	$0.35
Effect of dilutive securities:
Stock options	—	—	—

Diluted income from continuing operations	$2,761	7,860	$0.35

2006:
Basic income from continuing operations	$3,341	7,855	$0.43
Effect of dilutive securities:
Stock options	—	7	—

Diluted income from continuing operations	$3,341	7,862	$0.43

Note 17 — Restructuring and Cost Reduction Plan
In May 2008 the Company initiated a restructuring and cost reduction plan (the “Plan”) that involves the reduction of its workforce and includes the consolidation and relocation of some of its operations, including the closing of its Hauppauge, NY office. In addition to the reduction in workforce, the Plan will eliminate certain non-payroll expenses. Key objectives of the Plan included the consolidation of the Company’s women’s divisions into one New York office, expanding the capabilities of the Company’s Hong Kong based subsidiary, and the consolidation of certain back office functions into the Company’s South Carolina office. The Company estimates it will incur one-time costs of approximately $0.7 million, consisting mostly of termination benefits. The following summarizes the restructuring costs recognized through December 31, 2008 associated with the Plan:

Year Ended
(In thousands)	December 31, 2008
Personnel reductions	$517
Other costs	63

Total	$580

A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the consolidated balance sheet is shown below:

	Year Ended December 31, 2008
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$—	$—	$—
Costs charged to expense	517	63	580
Costs paid or settled	(445)	(63)	(508)

End of period	$72	$—	$72

Personnel reductions and other costs are charged to Selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 31, 2008. The Company currently estimates $0.1 million of remaining Plan costs to be expensed during the first six months of 2009. The Total personnel reductions during 2008 consisted of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
Note 18 — Subsequent Events
Tender Offer
The Company announced on February 24, 2009 that it reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp. (“NAF”), a direct wholly owned subsidiary of NAF Holdings II, LLC (“Parent”). Under the Merger Agreement, NAF will commence a tender offer (the “Offer”) for all outstanding shares of the Company’s common stock at a cash purchase price of $5.55 per share. Following the consummation of the Offer, NAF would merge into the Company (the “Merger”), with the Company continuing as the surviving corporation and direct wholly owned subsidiary of Parent. The transaction has been reviewed and approved by the Board.
NAF’s obligation to close the Offer is subject to the satisfaction of certain conditions, including a minimum tender condition, a condition that the Company will have in its accounts or will have deposited into escrow available funds free and clear of all liens in an amount no less than $38,000,000 (less certain amounts designated by NAF) and a condition that the consent of a certain licensor of the Company is obtained. The consent of this licensor has been obtained. In addition, upon closing of the Offer and assuming the minimum tender condition is satisfied, the Company has granted NAF the option to purchase from the Company the number of shares of common stock equal to the lesser of (A) the number of shares that, when added to the number of shares of common stock owned by NAF, Parent or their respective affiliates, constitutes one (1) share more than 90% of the shares of common stock then outstanding on a fully diluted basis (after giving effect to such issuance) or (B) the aggregate number of authorized but unissued shares of common stock. The closing of the Offer is not subject to a financing condition and Efrem Gerszberg, the principal of NAF, has guaranteed the obligations of NAF and Parent under the Merger Agreement.

The Board also approved an amendment (the “Rights Amendment”) to the Rights Plan. The Rights Amendment, among other things, renders the Rights Plan inapplicable to the Merger, the Offer, the Merger Agreement and the transactions contemplated thereby. The Rights Amendment provides that the execution, delivery and performance of the Merger Agreement and/or any ancillary agreements, or the consummation of the Offer and/or Merger or other transactions contemplated by the Merger Agreement, will not result in either Parent or Purchaser being deemed an “Acquiring Person” (as such term is defined in the Rights Plan) or give rise to any event that would result in the occurrence of a “Shares Acquisition Date” or a “Distribution Date” (as those terms are defined in the Rights Plan). If the Merger Agreement is terminated, the changes to the Rights Plan pursuant to the Rights Amendment will be of no further force and effect.
On April 1, 2009, NAF extended the tender offer until 5:00 P.M., New York City time, on Friday, April 17, 2009
During the period ended December 31, 2008, the Company incurred approximately $0.4 million in costs, primarily professional fees, related to the Merger Agreement, which were recorded in Selling, general, and administrative expenses.
Credit Facility Letter Agreement
As a result of the non-compliance with the fixed charge ratio covenant, the lenders under the Credit Facility are no longer obligated to issue letters of credit to the Company’s suppliers or to permit the Company to borrow under the Credit Facility. In addition, the lenders are entitled, at their option, to terminate the Credit Facility and demand immediate repayment. The Company entered into a letter agreement, dated as of April 2, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the credit facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the Credit Facility and provided that that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. The Company is not permitted to borrow under the Credit Facility and the lenders may terminate the Credit Facility and demand immediate repayment at any time.

(b) Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2008 and 2007 quarterly statements of operations.
The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2008 quarters ended:

(In thousands, except per share data)	March 29, 2008	June 28, 2008	September 27, 2008	December 31, 2008
Net sales	$39,763	$32,897	$80,962	$87,279

Gross profit	9,335	8,985	17,959	15,922
Selling, general, and administrative expenses	14,706	13,807	14,545	15,540
Goodwill impairment loss	—	—	—	8,162
Special costs	478	490	1,360	667

Income (loss) from operations	(5,849)	(5,312)	2,054	(8,447)
Income (loss) from continuing operations before income taxes	(5,455)	(5,023)	3,802	(8,310)
Provision (benefit) for income taxes	(2,121)	(1,902)	957	12,972

Income (loss) before discontinued operations	(3,334)	(3,121)	2,845	(21,282)
Income (loss) from discontinued operations, net of taxes	(443)	(1,898)	(133)	(2,531)

Net income (loss)	$(3,777)	$(5,019)	$2,712	$(23,813)

Basic earnings per share:
Income (loss) from continuing operations	$(0.42)	$(0.40)	$0.44	$(3.89)
Income (loss) from discontinued operations, net of taxes	(0.06)	(0.24)	(0.02)	(0.46)

Net income (loss)	$(0.48)	$(0.64)	$0.42	$(4.35)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.42)	$(0.40)	$0.44	$(3.89)
Income (loss) from discontinued operations, net of taxes	(0.06)	(0.24)	(0.02)	(0.46)

Net income (loss)	$(0.48)	$(0.64)	$0.42	$(4.35)

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2007 quarters ended:

(In thousands, except per share data)	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Net sales	$40,568	$32,709	$85,236	$98,533

Gross profit	10,366	8,210	21,671	23,801
Selling, general, and administrative expenses	14,092	11,872	15,420	16,601
Special costs	2,101	1,746	1,082	362

Income (loss) from operations	(5,827)	(5,408)	5,169	6,838

Income (loss) from continuing operations before income taxes	(4,944)	(4,654)	4,992	6,680
Provision (benefit) for income taxes	(1,990)	(3,256)	1,025	3,534

Income (loss) before discontinued operations	(2,954)	(1,398)	3,967	3,146
Income (loss) from discontinued operations, net of taxes	(813)	(856)	132	(1,228)

Net income (loss)	$(3,767)	$(2,254)	$4,099	$1,918

Basic earnings per share:
Income (loss) from continuing operations	$(0.38)	$(0.18)	$0.50	$0.40
Income (loss) from discontinued operations, net of tax	(0.10)	(0.11)	0.02	(0.16)

Net income (loss)	$(0.48)	$(0.29)	$0.52	$0.24

Diluted earnings per share:
Income (loss) from continuing operations	$(0.38)	$(0.18)	$0.50	$0.40
Income (loss) from discontinued operations, net of tax	(0.10)	(0.11)	0.02	(0.16)

Net income (loss)	$(0.48)	$(0.29)	$0.52	$0.24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A (T). Controls and Procedures.
(a) Controls and Procedures
The Company’s Chief Executive Office, and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
In connection with filing this Annual Report, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008.
In making its assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has determined that no material weaknesses in its internal control over financial reporting existed as of December 31, 2008, and based on the criteria noted above, concluded that its internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Changes in Internal Control Over Financial Reporting
There were changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant.
The executive officers of Hampshire Group, Limited, who are elected by and serve at the discretion of the Board of Directors, as well as the Directors of the Company as of April 6, 2009 were as follows:

Name	Age	Position(s) Held
Michael S. Culang	58	Chief Executive Officer and President; Director
Jonathan W. Norwood	40	Vice President, Chief Financial Officer, and Treasurer
Heath L. Golden	34	Vice President of Administration, General Counsel, and Secretary
Jeffrey B. Meier	60	Senior Vice President of Global Sourcing
Maura M. Langley	37	Vice President of Accounting and Reporting, Principal Accounting Officer, and Assistant Secretary
Michael C. Jackson	68	Director and Chairman
Harvey L. Sperry	78	Director
Irwin W. Winter	74	Director
Richard Mandell	66	Director
Herbert Elish	75	Director
Each director’s term expires at the next annual meeting of stockholders of the Company.
MICHAEL S. CULANG was appointed as interim Chief Executive Officer and President of the Company in June 2006 and appointed as Chief Executive Officer, President and Director of the Company in April 2008. Prior to assuming his responsibilities with the Company, he served as President and Chief Executive Officer of Hampshire Designers and Hampshire Brands. Prior to joining the Company in 1998, Mr. Culang served as President of Somerset Knitting Mills, a division of Phillips-Van Heusen from 1986 through 1997.
JONATHAN W. NORWOOD joined the Company as Vice President and Chief Financial Officer in April 2006. In August 2006, Mr. Norwood assumed the title of Treasurer. Prior to joining the Company, he was with the Liberty Corporation as the Controller and served as a member of the management team from April 2001 until the March 2006 sale of the company. Prior to working for the Liberty Corporation, he served as Chief Financial Officer of Team Vest, LLC. Mr. Norwood began his career with Ernst & Young LLP in 1991 and became a certified public accountant in 1994.
HEATH L. GOLDEN joined the Company as Vice President of Business Development and Assistant Secretary in August 2005. In May 2006 he assumed the additional position of General Counsel and in June 2006 he also assumed the role of Vice President of Administration and Secretary. Prior to joining the Company, Mr. Golden was an attorney with Willkie Farr & Gallagher LLP from March 2003 through July 2005 and prior to that with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. from April 2000 until March 2003. Mr. Golden began his career in the private practice of law in 1999.
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
MAURA M. LANGLEY (formerly MCNERNEY) joined the Company in April 2004 as Compliance Officer. Ms. Langley was promoted in December 2005 to Vice President of Compliance and Internal Audit and in February 2007 to Vice President of Accounting and Reporting. In the fourth calendar quarter of 2008, Ms. Langley assumed the role of Principal Accounting Officer. Prior to joining the Company, Ms. Langley was the Director of Customer and Supplier Financial Administration at Revman International from 2003 to 2004 and a senior financial analyst at Datastream Systems, Inc. from 2002 to 2003. Ms. Langley began her career in public accounting in 1996 with Elliott, Davis & Company and later with Deloitte & Touche LLP. Ms. Langley has been a certified public accountant since 1998.

MICHAEL C. JACKSON has served as a Director from 1986 through 1996 and since 2001. Mr. Jackson became Chairman of the Board in July 2006. Mr. Jackson is a founding member of Ironwood Partners, LLC and Housatonic Equity Funds, two private equity investment firms. Mr. Jackson retired from Lehman Brothers in 2004. Prior to his retirement, he was a partner and Managing Director of Lehman Brothers for more than 35 years.
HARVEY L. SPERRY has served as a Director since 1977. In March 2000, Mr. Sperry retired as a partner of the law firm of Willkie Farr & Gallagher LLP, which provides legal services to the Company.
IRWIN W. WINTER has served as a Director since 2003. Mr. Winter retired from Phillips-Van Heusen Corporation in 1999. From 1987 until retirement, he served as Executive Vice President, Chief Financial Officer and a member of the Board of Directors of Phillips-Van Heusen.
RICHARD MANDELL has served as a Director since April 2008. Mr. Mandell served as the Chairman of the Board of Directors of Encore Capital Group from October 2004 until May 2007 and has served as a director of Encore since June 2001. He is currently a private investor and financial consultant. Mr. Mandell also serves on the Board of Directors of Trian Acquisition I Corp., a $920 million SPAC. Mr. Mandell was a Vice President — Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Banking of Prudential Securities Incorporated, an investment banking firm, where he was head of the Retail Trade Group. Mr. Mandell is a certified public accountant.
HERBERT ELISH rejoined the Board of the Company in April 2008. Mr. Elish first served as a director from 1986 until 2000. Since March 2005, Mr. Elish has been the Chief Operating Officer of the College Board, a not-for-profit membership association whose programs and services include the SAT and Advanced Placement Program. Prior to March 2005, Mr. Elish was Executive Director of The Carnegie Library of Pittsburgh. Mr. Elish has previously served in a number of executive capacities in both the public and private sectors, including as the Chairman and CEO of Weirton Steel Company and Chairman of the Board of The Kerr Group and Director of Hauser, Inc.
JOEL H. GOLDBERG resigned from the Board effective March 26, 2009.
The remaining information required by this Item 10 will be set forth in its Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Election of Directors—Information Concerning Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Ethics”, “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.” Such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information in response to this Item will be set forth in its Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation—Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required in response to this Item will be set forth in its Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
The following table provides information as of December 31, 2008, with respect to shares of its common stock that may be issued under equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Remaining Available for
	Issued Upon	Price of	Future Issuance Under
	Exercise of	Outstanding	Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants,	Warrants, and	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	None	N/A	None
Equity Compensation Plans Not Approved by Stockholders	None	N/A	None

Total	None	N/A	None

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required in response to this Item will be set forth in its Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption “Certain Transactions” and “Corporate Governance Matters—Director Independence.” Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information in response to this Item will be set forth in its Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
1. Financial Statements:
The following consolidated financial statements of Hampshire Group, Limited for the three years ended December 31, 2008 are submitted in Part II, Item 8 of this report:
2. Financial Statement Schedules:
The following consolidated financial statement schedule of Hampshire Group, Limited is included on page 70 of this report.
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

3.2
Amended and Restated By-Laws of Hampshire Group, Limited Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

10.1	*
Employment Agreement, dated as of May 15, 2006, by and between Hampshire Group, Limited and Heath Golden (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-20201) filed on September 14, 2007). (Superseded by agreement dated April 3, 2007).

10.2	*
Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.3	*
Form of Hampshire Group, Limited Stock Option Plan Amended and Restated effective June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.4	*
Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives Amended June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.5	*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed October 21, 2002).

10.6	*
Employment Agreement between Hampshire Group, Limited and Ludwig Kuttner dated as of January 1, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.7	*
Employment Agreement, dated as of September 14, 2006, by and between Hampshire Group, Limited and Jeffrey Meier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 19, 2006).

10.8	*
Employment Agreement, dated as of July 1, 2005, by and between Hampshire Group, Limited and Michael Culang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).

10.9	*
Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.10	*
Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.11	*
Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.12	*
Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.13	*
Letter Agreement, dated October 8, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 8, 2007).

10.14	*
Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.15	*
Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.16	*
Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.17	*
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

10.28
Amendment No. 8 and Waiver, dated as of December 13, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, July 25, 2007 and August 31, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 13, 2007).

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

10.33	*
Change in Control Agreement, dated as of March 28, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on April 2, 2007.)

10.34	*
Indemnification Agreement, dated as of January 4, 2007, by and between Joel Goldberg and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007.)

10.35	*
Indemnification Agreement, dated as of January 4, 2007, by and between Michael C. Jackson and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.36	*
Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.37	*
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

10.40
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

10.41		The Hampshire Group, Limited Long-Term Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

10.42
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

10.43
Asset Purchase Agreement, dated as of April 15, 2008, by and among Hampshire Group, Limited “Company”), Shane Hunter, Inc., and Shane Hunter, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.44
Indemnification Agreement, dated as of April 29, 2008, by and between Richard Mandell and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.45
Indemnification Agreement, dated as of April 29, 2008, by and between Herbert Elish and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.46
Employment Agreement by and between Hampshire Group, Limited and Michael S. Culang, dated July 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 4, 2008).

10.47
Stock Purchase and Settlement Agreement and Mutual Releases, dated as of August 4, 2008, by and among Ludwig Kuttner, Beatrice Ost-Kuttner, Fabian Kuttner, K Holdings LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.48
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

10.49
Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on August 13, 2008. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

10.50
Rights Agreement, dated as of August 13, 2008, between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

10.51
Employment agreement with Jeffrey Meier dated as of November 25, 2008. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on November 25, 2008).

11.0	Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 16 to the consolidated financial statements included in Part II, Item 8 of this report).

14.1	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

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

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts		End of
(In thousands)	Year	Expenses	(Acquisitions)	Deductions	Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$336	$(276)	$—	$—	$60

Year ended December 31, 2007	$60	$5	$—	$(6)	$59

Year ended December 31, 2008	$59	$977	$—	$—	$1,036

Allowance for returns, discounts, and adjustments:
Year ended December 31, 2006	$18,169	$41,631	$—	$(41,306)	$18,494

Year ended December 31, 2007	$18,494	$43,118	$—	$(39,243)	$22,369

Year ended December 31, 2008	$22,369	$42,410	$—	$(42,754)	$22,025

Inventory reserves:
Year ended December 31, 2006	$2,981	$(1,043)	$—	$20	$1,958

Year ended December 31, 2007	$1,958	$4,679	$—	$(4,211)	$2,426

Year ended December 31, 2008	$2,426	$2,118	$—	$(2,283)	$2,261

Deferred tax valuation allowances:
Year ended December 31, 2006	$772	$107	$1,279	$(79)	$2,079

Year ended December 31, 2007	$2,079	$368	$—	$(762)	$1,685

Year ended December 31, 2008	$1,685	$19,044	$—	$(134)	$20,595

(b) None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: April 9, 2009	By:	/s/ Michael S. Culang
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 9, 2009.

Signature	Title

/s/ Michael C. Jackson	Chairman of the Board
Michael C. Jackson

/s/ Jonathan W. Norwood Jonathan W. Norwood	Vice President and Chief Financial Officer (principal financial officer)

/s/ Maura M. Langley Maura M. Langley	Vice President Accounting and Reporting (principal accounting officer)

/s/ Harvey L. Sperry	Director
Harvey L. Sperry

/s/ Irwin W. Winter	Director
Irwin W. Winter

/s/ Richard Mandell	Director
Richard Mandell

/s/ Herbert Elish	Director
Herbert Elish

EXHIBIT INDEX

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002