Form 10-K/A
period 2008-12-31
HAMPSHIRE GROUP LTD
filed 2009-04-30
CIK 887150

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
Number of shares of Common Stock outstanding as of April 25, 2009: 5,469,165

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT
The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2009 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. The Company’s definitive proxy statement will not be filed before April 30, 2009 (i.e., within 120 days after the end of the Company’s 2008 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.
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

HAMPSHIRE GROUP, LIMITED
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2008

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
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described under “Risk Factors” set forth in Item 1A of this Annual Report.
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

iii

PART III.
Item 10. Directors and Executive Officers of the Registrant.
The executive officers of Hampshire Group, Limited, who are elected by and serve at the discretion of the Board of Directors, as well as the Directors of the Company as of April 24, 2009 were as follows:

Name	Age	Position(s) Held
Richard A. Mandell	66	Chief Executive Officer, President, and Director
Heath L. Golden	34	Executive Vice President, Chief Operating Officer, and Secretary
Jonathan W. Norwood	40	Vice President, Chief Financial Officer, and Treasurer
Jeffrey B. Meier	60	Senior Vice President of Global Sourcing
Maura M. Langley	37	Vice President of Accounting and Reporting, Principal Accounting Officer, and Assistant Secretary
Michael C. Jackson	68	Director and Chairman
Harvey L. Sperry	78	Director
Irwin W. Winter	74	Director
Herbert Elish	75	Director
Each director’s term expires at the next annual meeting of stockholders of the Company.
RICHARD A. MANDELL was appointed President and Chief Executive Officer on April 15, 2009 and has served as a Director since April 2008. Mr. Mandell served as the Chairman of the Board of Directors of Encore Capital Group from October 2004 until May 2007 and has served as a director of Encore since June 2001. He is currently a private investor and financial consultant. Mr. Mandell also serves on the Board of Directors of Trian Acquisition I Corp., a $920 million SPAC. Mr. Mandell was a Vice President — Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Banking of Prudential Securities Incorporated, an investment banking firm, where he was head of the Retail Trade Group. Mr. Mandell is a certified public accountant.
HEATH L. GOLDEN was appointed Executive Vice President and Chief Operating Officer on April 15, 2009. Mr. Golden joined the Company as Vice President of Business Development and Assistant Secretary in August 2005 and assumed the additional positions of General Counsel and Vice President of Administration and Secretary in May and June 2006, respectively. Prior to joining the Company, Mr. Golden was an attorney with Willkie Farr & Gallagher LLP from March 2003 through July 2005 and prior to that with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. from April 2000 until March 2003. Mr. Golden began his career in the private practice of law in 1999.
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
MAURA M. LANGLEY (formerly MCNERNEY) joined the Company in April 2004 as Compliance Officer. Ms. Langley was promoted in December 2005 to Vice President of Compliance and Internal Audit and in February 2007 to Vice President of Accounting and Reporting. In the fourth quarter of 2008, Ms. Langley assumed the role of Principal Accounting Officer. Prior to joining the Company, Ms. Langley was the Director of Customer and Supplier Financial Administration at Revman International from 2003 to 2004 and a senior financial analyst at Datastream Systems, Inc. from 2002 to 2003. Ms. Langley began her career in public accounting in 1996 with Elliott, Davis & Company and later with Deloitte & Touche LLP. Ms. Langley has been a certified public accountant since 1998.

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

Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation earned by our principal executive officer and two of our other most highly compensated executive officers (other than our principal executive officer) during 2008 and 2007:

				Non-Equity
Name and				Incentive Plan		Long-Term	All Other
Principal		Salary	Bonus	Compensation		Compensation	Compensation	Total
Position	Year	($)	($)	($)		($)(4)	($)	($)
Michael S. Culang	2008	800,000	—	—		420,000	5,790	1,225,790
President and Chief Executive Officer(1)	2007	800,000	500,000	342,394		—	8,874	1,651,268
Jonathan W. Norwood	2008	210,000	—	126,000	(2)	63,000	4,770	403,770
Vice President, Chief Financial Officer and Treasurer	2007	210,000	150,000	126,000		—	4,673	490,673
Heath L. Golden	2008	275,000	—	110,000	(3)	82,500	4,740	472,240
Executive Vice President, Chief Operating Officer, and Secretary(5)	2007	275,000	150,000	110,000		—	4,716	539,716

(1)	Mr. Culang resigned as President and Chief Executive Officer and as a Director on April 15, 2009.

(2)	In 2008, Mr. Norwood earned a guaranteed incentive bonus of $126,000.

(3)	In 2008, Mr. Golden earned a guaranteed incentive bonus of $110,000.

(4)	Long-term compensation was awarded in 2008 and subject to vesting. See “Grants of Plan Based Awards.”

(5)	Mr. Golden was appointed Executive Vice President and Chief Operating Officer on April 15, 2009 and held the positions of General Counsel and Vice President of Administration during 2008 and 2007.
NARRATIVE DISCLOSURE RELATING TO SUMMARY COMPENSATION TABLE
Culang Employment Agreement
Mr. Culang and the Company entered into an agreement (“Letter Agreement”) on October 8, 2007 with respect to his performance as President and Chief Executive Officer. Mr. Culang’s employment, prior to the letter agreement, was governed by an employment agreement dated July 1, 2005 (the “2005 Agreement”). Under the 2005 Agreement, Mr. Culang served as Chief Executive Officer of Hampshire Designers, Inc., which operates a men’s and women’s sweater business, Hampshire Brands and Hampshire Designers, respectively. The term of the 2005 Agreement was superseded by a new employment agreement, dated July 30, 2008 (the “Employment Agreement”). Under the Employment Agreement, Mr. Culang agreed to continue to serve as our President and Chief Executive Officer for an indefinite term or until his resignation, retirement, death, disability or removal. The Employment Agreement provides Mr. Culang with an annual base salary of $800,000 and an annual discretionary bonus based upon achievement of Company objectives established by the Compensation Committee each year. The Employment Agreement supersedes all prior agreements with Mr. Culang.

Under the Employment Agreement, in the event that Mr. Culang’s employment is terminated (A) by us without cause, (B) by Mr. Culang for good reason, or (C) as a result of Mr. Culang’s death or disability, he was entitled to (i) the payment of certain accrued obligations, (ii) any unpaid annual bonus with respect to any prior completed fiscal year, and (iii) a pro rata portion of his annual bonus for the year of termination. Additionally, if Mr. Culang’s employment was terminated by us without cause or by Mr. Culang for good reason with notice, in each case either prior to or more than one year following a change in control, he was entitled to a lump sum cash payment equal to one and a half (1.5) times the average salary and discretionary or performance-based bonus paid to Mr. Culang over the three years immediately preceding such termination. The Employment Agreement also imposes on Mr. Culang certain confidentiality, non-compete, and non-solicit obligations. The non-compete and non-solicit obligations continue for 18 months following the termination of Mr. Culang’s employment for any reason.
Within 30 days after a change in control, in lieu of any severance or similar payments that would otherwise become due to Mr. Culang within a year following such change in control, Mr. Culang would receive a lump sum cash payment equal to two times the average salary and discretionary or performance-based bonus paid to Mr. Culang over the three years immediately preceding the change in control.
Under the Letter Agreement, Mr. Culang received a deferred special bonus for 2007 of $500,000 that was earned according to the terms therein and will be payable upon the earlier of Mr. Culang’s separation from service from the Company or the occurrence of a change in control of the Company, subject to U.S. Treasury regulations. (See Nonqualified Deferred Compensation) The special bonus as well as Mr. Culang’s annual bonus were deferred and earn interest of 5.32% until paid.
Norwood Employment Agreement
Mr. Norwood’s employment with us during 2008 was governed by the terms of an employment agreement dated April 3, 2007, pursuant to which Mr. Norwood serves as our Chief Financial Officer. Under the agreement, Mr. Norwood is entitled to an annual base salary of $210,000, with a guaranteed bonus amount equal to $126,000. Upon a termination of employment by the Company other than for cause, Mr. Norwood is entitled to severance equal to half of his annual base salary plus a pro-rata portion of the bonus he would have been entitled to receive pursuant to the employment agreement if his employment had not terminated, payable after the end of that year. In addition, within 30 days after a change of control of the Company and regardless of whether Mr. Norwood continues to be employed by us, he is entitled to receive a lump-sum amount equal to two (2) times the sum of (i) his annual base salary in effect immediately prior to the change of control plus (ii) the total bonus amount paid or payable by us to him for services performed entirely during the year prior to the year in which the change of control occurs. If the employment of Mr. Norwood continues after a change of control, he will not be entitled to any other severance payments and his employment will be on an “at-will” basis. Mr. Norwood signed an agreement confirming his 2008 annual salary, the operating income by which his performance bonus was measured and calculated, his 50% target bonus as a percentage of base salary and the 60% percentage target bonus that is part of his Long-Term Bonus Plan.
Golden Employment Agreement
Mr. Golden’s employment with us during 2008 was governed by the terms of an employment agreement dated April 3, 2007, pursuant to which he serves as our Vice President of Administration, General Counsel and Secretary. Under the agreement, Mr. Golden’s base salary is $275,000, with a guaranteed bonus amount equal to $110,000. Upon a termination of employment by the Company other than for cause, Mr. Golden is entitled to severance equal to half of his annual base salary plus a pro-rata portion of the bonus he would have been entitled to receive pursuant to the employment agreement if his employment had not terminated, payable after the end of that year. In addition, within 30 days after a change of control of the Company and regardless of whether Mr. Golden continues to be employed by us, he is entitled to receive a lump-sum amount equal to two (2) times the sum of (i) his annual base salary in effect immediately prior to the change of control plus (ii) the total bonus amount paid or payable by us to him for services performed entirely during the year prior to the year in which the change of control occurs. If the employment of Mr. Golden continues after a change of control, he will not be entitled to any other severance payments and his employment will be on an “at-will” basis. Mr. Golden signed an agreement confirming his 2008 annual salary, the operating income by which his performance bonus will be measured and calculated, his 50% target bonus as a percentage of base salary and the 60% percentage target bonus of base salary that is part of his Long-Term Bonus Plan.

Annual Incentive Bonus
Each of the NEOs is eligible to receive an annual incentive bonus, which is intended to compensate the NEO for achieving our annual financial goals at corporate levels.
An NEO’s bonus is determined based on performance at the corporate level with aggregate bonus amounts based on a percentage of base salary. The Compensation Committee selected the applicable target category based on the belief that 2008 corporate budgeted operating income was a means of measuring the overall financial performance of the Company.
The target percentage of base salary and the level of participation of each NEO are set forth in the following table:

Target Bonus as a %
Name	of Base Salary
Michael S. Culang (1)	N/A
Jonathan W. Norwood(2)	50%
Heath L. Golden(3)	50%

(1)	Subsequent to Mr. Culang’s July 30, 2008 employment agreement, Mr. Culang and the Compensation Committee agreed that he would forgo a 2008 bonus.

(2)	For 2008, Mr. Norwood’s target bonus amount was payable based on achievement of $12,642,000 in 2008 budgeted operating income. Mr. Norwood was guaranteed a bonus of at least $126,000.

(3)	For 2008, Mr. Golden’s target bonus amount was payable based on achievement of $12,642,000 in 2008 budgeted operating income. Mr. Golden was guaranteed a bonus of at least $110,000.
The following table sets forth the information as to the annual incentive awards granted for 2008 for each of the NEOs:

	Estimated Possible Payouts Under Non-Equity
	Incentive Awards
Name	Threshold ($)		Target ($)		Maximum ($)
Michael S. Culang (1)	N/A	(1)	N/A	(1)	N/A	(1)
Jonathan W. Norwood (2)	126,000		126,000		126,000
Heath L. Golden (2)	110,000		137,500		137,500

(1)	Subsequent to Mr. Culang’s July 30, 2008 employment agreement, Mr. Culang and the Compensation Committee agreed that he would forgo a 2008 bonus.

(2)	Mr. Norwood and Mr. Golden were guaranteed minimum annual bonuses of $126,000 and $110,000, respectively.
Long-Term Bonus Plan
On February 28, 2008, the Executive Committee of our Board adopted the Hampshire Group, Limited Long-Term Bonus Plan. The purpose of the Long-Term Bonus Plan is to promote the retention of certain key employees of the Company and its subsidiaries through the grant of cash awards.
The Long-Term Bonus Plan is administered by our Compensation Committee, who is responsible for selecting individuals to participate in the Long-Term Bonus Plan. Participation in the Long-Term Bonus Plan is limited to key employees of the Company and its subsidiaries. As of the date of adoption, each of our named executive officers, among other employees, were designated as participants by the Compensation Committee.
The Long-Term Bonus Plan provides that on February 28, 2008, and on January 1 of each calendar year thereafter, each participating employee will be granted a bonus award equal to a percentage, determined by the Compensation Committee at the time of grant, of such employee’s annual target bonus. Subject to a participant’s continued employment, a bonus award will vest as to 50% of such award on March 15 of the second calendar year following the calendar year in which the date of grant falls, and as to the remaining 50% of such award on March 15 of the third calendar year following the calendar year in which the date of grant falls. In addition, vesting of a bonus award will accelerate upon a change of control of the Company and upon a participant’s retirement, at a time such Participant is age 62 or greater and has completed five or more years of service with the Company or its subsidiaries. Subject to applicable law, the portion of a bonus award that has vested will be paid to a participant in a lump sum cash payment on the first regularly scheduled payroll date following the vesting date applicable to such portion.

The long-term bonuses awarded to the NEOs in 2008 and the level of participation of each NEO are set forth in the following table:

	Long-Term Bonus as a %		Long-Term Bonus
Name	of 2008 Incentive Bonus		Awarded ($)
Michael S. Culang (2)	N/A	% (1)	420,000
Jonathan W. Norwood	60%		63,000
Heath L. Golden	60%		82,500

(1)	Mr. Culang’s Long-Term Bonus Plan award was based on a $600,000 bonus contemplated for 2008. Mr. Culang and the Compensation Committee agreed he would forgo a 2008 bonus subsequent to completing his Employment Agreement.

(2)	Under terms of the Long-Term Bonus Plan, Mr. Culang will not receive his 2008 award as it was unvested when his employment with the Company was terminated on April 15, 2008.
The Compensation Committee did not award long-term bonuses in 2009.
Nonqualified Deferred Compensation
Pursuant to the terms of Mr. Culang’s letter agreement dated October 8, 2007, Mr. Culang, upon separation of service from the Company, shall be paid his deferred compensation plus interest at a rate of 5.32% per annum. The payment of Mr. Culang’s nonqualified deferred compensation shall be delayed until the six month anniversary of Mr. Culang’s temination of employment to the extent required by Internal Revenue Code Section 409A. Interest is computed monthly on Mr. Culang’s deferred compensation and on the previously earned interest.
Mr. Culang’s deferred compensation balances are set forth in the following table:

	Executive
	Contributions in	Aggregate Increase	Aggregate Balance at
Name	2007(1)	in 2008(2)	December 31, 2008

Michael S. Culang	$842,394	$21,244	$863,638

(1)	Amounts shown in this column reflect 2007 bonuses payable in the amount of $500,000 and $342,394, which have been deferred until the earlier of Mr. Culang’s termination of employment or a change in control of the Company. The $500,000 discretionary bonus appears on the Summary Compensation Table in the “Bonus” column and the $342,394 incentive bonus appears on the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

(2)	Amounts in this column reflect $43,185 of 2008 interest at 5.32% earned on amounts deferred and interest previously earned by Mr. Culang net of employee payroll taxes.
Termination and Change in Control Payments
As described above in greater detail above, each of our named executive officers is a party to an employment agreement which provides for severance benefits upon certain qualifying terminations and a one-time payment following a change in control. Additionally, Mr. Culang is a party to a deferred compensation agreement pursuant to which he will be entitled to the payment of previously deferred amounts upon a change in control.

DIRECTOR COMPENSATION
The following table sets forth a summary of our Directors compensation in 2008:

	Fees Earned or	All Other
Name	Paid in Cash ($)	Compensation($)	Total($)
Michael C. Jackson	80,000	N/A	80,000
Joel H. Goldberg	80,000	N/A	80,000
Harvey L. Sperry	80,000	N/A	80,000
Irwin W. Winter	80,000	N/A	80,000
Herbert Elish	60,000	N/A	60,000
Richard A. Mandell	60,000	N/A	60,000
Ludwig Kuttner	30,082	N/A	30,082
NARRATIVE TO DIRECTOR COMPENSATION TABLE
During 2008, Director fees were $80,000 for those Directors serving on committees of the Board and $50,000 for Directors not serving on committees and were paid quarterly. No additional fees were paid for serving as Chairman of Board, for serving as Chairman of a Committee or for serving as a Committee member.
Each Director, with the exception of Mr. Kuttner, served on at least one committee during 2008. Messrs. Elish and Mandell earned Directors fees in proportion to the fraction of 2008 they served as Directors as each became a Director in April 2008. Mr. Kuttner resigned his directorship on August 4, 2008 and earned Director fees through that date. Mr. Goldberg resigned as a director on March 26, 2009. Mr. Culang resigned as a director on April 15, 2009.
In addition, in September 2006, an Executive Committee of the Board of Directors was formed. In 2008, the Executive Committee consisted of Messrs. Jackson, Goldberg, Sperry, Elish, Mandell, Culang and Winter, for the purpose of acting on behalf of the Board of Directors during the interval between meetings of the Board of Directors and for the purpose of negotiating a possible transaction and settlement of claims with Mr. Kuttner. In March 2007, on the advice of counsel, the Executive Committee determined that it was not appropriate for Mr. Jackson to serve on a Committee engaged in negotiations with Mr. Kuttner because Mr. Kuttner is an investor in venture funds managed by Mr. Jackson. The duties of the Executive Committee with respect to such negotiations with Mr. Kuttner were delegated to an Independent Committee. In August 2008, the Independent Committee consisted of Messrs. Sperry, Elish, Mandell and Winter.
Mr. Kuttner was an executive officer of the Company prior to 2007 and served as a Director and earned Director’s fees, consistent with our practice of paying non-employee Directors, after termination of his employment as an executive of the Company and prior to his resignation from the Board on August 4, 2008.
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
Pursuant to the agreement (i) the Company purchased from the Kuttner Parties 2,390,340 shares of common stock of the Company, constituting all of the interests in the Company beneficially owned by the Kuttner Parties, for a price per share of $5.00, (ii) the Company released certain claims it asserted against Ludwig Kuttner related to the Audit Committee Investigation, (iii) Ludwig Kuttner dismissed certain claims he asserted against the Company related to, among other things, employment related matters, (iv) the Company granted a release of any other claims that it may have or could assert against the Kuttner Parties, (v) the Kuttner Parties granted a release of any other claims that they may have or could assert against the Company, and (vi) Ludwig Kuttner made a payment of approximately $1.6 million to the Company. In addition, (i) the Kuttner Parties agreed not to purchase any of the Company’s stock, propose to enter into any business combination with the Company, seek election to the Board or solicit proxies from the Company’s stockholders, in each case, for a period of ten (10) years, (ii) Ludwig Kuttner resigned from the Board, and (iii) the Kuttner Parties agreed not to solicit the Company’s employees and customers for a period of 18 months. The Kuttner Parties also agreed not to compete with the Company for a period of 18 months.
The $1.6 million received pursuant to the Settlement Agreement and the reversal of approximately $0.1 million of liabilities related to claims waived pursuant to the Settlement Agreement.

In 2007, there were nine Board of Directors meetings, ten meetings of the Executive Committee and 12 meetings of the Independent Committee, three meetings of the Audit Committee, and one meeting of the Compensation Committee. There were no meetings of the Nominating Committee.
The Executive Committee determined that the Director fees for 2009 will be $80,000 for those Directors serving on committees of the Board and $50,000 for Directors not serving on committees. No additional fees will be paid for serving as Chairman of Board, for serving as Chairman of a Committee or for serving as a Committee member. Company executives do not receive fees for serving as a Director.
We reimburse the Directors for out-of-pocket expenses associated with attendance at the meetings of the Board and its Committees.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Until August 2008, the Compensation Committee consisted of Mr. Goldberg, Mr. Sperry, and Mr. Winter. Mr. Jackson became a Compensation Committee member in August 2008. Mr. Sperry resigned as a Compensation Committee member in August 2008. As of December 31, 2008, the Compensation Committee consisted of Messrs. Winter, Jackson and Goldberg. Mr. Goldberg resigned as a director in March 2009. Mr. Goldberg and Mr. Winter served as members of the Compensation Committee since 1998 and 2004, respectively. As of December 31, 2008, no member of the Compensation Committee was, or had been, an officer or an employee of the Company. None of our executive officers serve as a member of the board of directors or compensation committee of an entity that has one or more executive officers who serve on our Board or Compensation Committee. The current Compensation Committee consists of Messrs. Jackson and Winter. For a description of certain relationships and transactions with members of the Board or their affiliates, see “Certain Relationships and Related Transactions” below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information concerning (i) those persons known by our management to own beneficially more than 5% of our outstanding common stock, (ii) our directors, (iii) our Named Executive Officers and (iv) all of our current directors and executive officers as a group. Such information is provided as of April 24, 2009. The number of shares of common stock issued and outstanding as of April 24, 2009 was 5,469,165. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner is 114 W. 41st Street, New York, New York 10036.

Stockholder	Shares	Percent
Harvey L. Sperry	500	*
Irwin W. Winter	200	*
Michael C. Jackson	200	*
Herbert Elish	—	*
Richard A. Mandell	—	*
Jonathan W. Norwood	—	*
Heath L. Golden	—	*
Jeffrey B. Meier	—	*
Maura M. Langley	—	*
All directors and executive officers as a group (11 persons)	900	*

Other Stockholders
AIM Funds Management Inc. Canada – 1555 Peachtree Street BE, Atlanta, GA 30309(1)	1,087,224	19.9
Fidelity Low Price Stock Fund – 82 Devonshire Street, Boston, MA 02109 (2)	920,000	16.8
River Road Asset Management, LLC – 462 South Fourth Street, Suite 1600, Louisville, KY 40202 (3)	556,705	10.2
Heartland Advisors, Inc. – 789 North Water Street, Milwaukee, WI 53202 (4)	450,920	8.2
Peter Woodworth – 702 Main Street, Winona, MN 55987 (5)	371,981	6.8

(1)	AIM Funds Management Inc. Canada. The shares listed are based on information contained in the Schedule 13G/A filed with the SEC on August 22, 2008 by Invesco Ltd. According to the Schedule 13G/A, sole voting and dispositive power for the shares belongs to AIM Funds Management Inc. – Canada.

(2)	Fidelity Low Price Stock Fund. The shares listed are based on information contained in the Form N-CSR filed with the SEC on March 30, 2009, which stated 920,000 shares were held as of January 31, 2009. According to the Schedule 13G/A filed September 10, 2008, Edward C. Johnson III and FMR LLC, through their control of Fidelity Management & Research Company, each have sole power to dispose of the shares owned by FMR LLC Funds, which includes Fidelity Low Price Stock Fund, but do not have or share voting power with respect to the shares, which resides with the Funds’ Board of Trustees.

(3)	River Road Asset Management, LLC. The shares listed are based on information contained in the Schedule 13G/A filed with the SEC on February 17, 2009 by River Road Asset Management, LLC and Thomas D. Mueller. According to the Schedule 13G/A, River Road Asset Management, LLC possessed sole voting power with respect to 396,975 of its shares of common stock as of December 31, 2008.

(4)	Heartland Advisors, Inc. The shares listed are based on information contained in the Schedule 13G/A filed with the SEC on February 11, 2009 by Heartland Advisors, Inc. and William J. Nasgovitz. According to the Schedule 13G/A, each of Heartland Advisors, Inc. and William J. Nasgovitz were deemed to have or share sole voting and disposition power and therefore beneficially own 450,920 shares of common stock as of December 31, 2008.

(5)	Peter W. Woodworth. The shares listed are as of March 2, 2009 based on information provided by Mr. Woodworth to the Company. The shares listed include 60,929 shares held by his spouse, as to which Mr. Woodworth previously disclaimed beneficial ownership.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The Board has determined that Messrs. Sperry, Elish, and Winter qualify as independent members of the Board under NASDAQ listing standards and the rules and regulations of the SEC. Mr. Mandell qualified as an independent director until he was appointed President and Chief Executive Officer on April 15, 2009.
On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building located in Anderson, SC with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. Commencing February 1, 2006, the Company started utilizing the building as its administrative offices. The Company occupies approximately 65% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. During 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. In 2007, the Company leased the remaining unused space at comparable terms to the original lease. Lease payments made by the Company related to this facility were approximately $0.4 million during the year ended December 31, 2008.
For information regarding other related party transactions, see Note 14 – Related Party Transactions to our audited financial statements included in Item 8.
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
Audit Fees
The aggregate fees of Deloitte for professional services for the audit of our annual consolidated financial statements as of and for the year ended December 31, 2008 and for the limited reviews of our unaudited consolidated financial statements for the first three quarters of 2008 were $631,400 and expenses related thereto were $20,800.
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
Audit Related Fees
There were no audit related services rendered by Deloitte for 2008 and 2007.
Tax Fees
There were no tax related services rendered by Deloitte for 2008 and 2007.
All Other Fees
There were no other fees billed by Deloitte for 2008 and 2007.

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

PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)	(1) — (2) The financial statements and the required financial statement schedules are included in the Original Filing.
(3). Exhibits:

3.0	Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.1	Certificate of Amendment and Restatement of the Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.2	Amended and Restated By-Laws of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.3	Amended and Restated By-Laws of Hampshire Group, Limited Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

10.1*	Employment Agreement, dated as of May 15, 2006, by and between Hampshire Group, Limited and Heath Golden (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-20201) filed on September 14, 2007). (Superseded by agreement dated April 3, 2007).

10.2*	Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.3*	Form of Hampshire Group, Limited Stock Option Plan Amended and Restated effective June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.4*	Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives Amended June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.5*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed October 21, 2002).

10.6*	Employment Agreement between Hampshire Group, Limited and Ludwig Kuttner dated as of January 1, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.7*	Employment Agreement, dated as of September 14, 2006, by and between Hampshire Group, Limited and Jeffrey Meier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 19, 2006).

10.8*	Employment Agreement, dated as of July 1, 2005, by and between Hampshire Group, Limited and Michael Culang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).

10.9*	Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.10*	Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.11*	Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.12*	Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.13*	Letter Agreement, dated October 8, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 8, 2007).

10.14*	Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.15*	Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.16*	Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.17*	Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005).

10.18	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.19	Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated December 29, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.20	Amendment No. 2 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated November 10, 2005 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).

10.21	Amendment No. 3 and Waiver, dated as of August 8, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended December 29, 2004 and November 10, 2005, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 9, 2006).

10.22	Waiver to Credit Agreement, dated as of October 13, 2006, pursuant to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005 and August 8, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 16, 2006).

10.23	Amendment No. 4 and Waiver, dated as of December 29, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006 and October 13, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 29, 2006).

10.24	Amendment No. 5 and Waiver, dated as of March 30, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007).

10.25	Amendment No. 6 and Waiver, dated as of July 11, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, and March 30, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.26	Waiver, dated as of July 25, 2007, to that certain Credit Agreement and Guaranty, dated as of August 14, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007 and July 11, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 27, 2007).

10.27	Waiver, dated as of August 31, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, and July 25, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 31, 2007).

10.28	Amendment No.8 and Waiver, dated as of December 13, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, July 25, 2007 and August 31, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 13, 2007).

10.29	Lease Agreement between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited, dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.30	Lease Agreement between CK Holdings LLC and Hampshire Designers, Inc., dated as of March 20, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).

10.31	Asset Purchase Agreement dated October 8, 2003 by and between Hampshire Investments, Limited and K Holdings, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.32	Stock Purchase Agreement dated October 8, 2003 by and between Hampshire Group, Limited and Ludwig Kuttner, et al(incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.33*	Change in Control Agreement, dated as of March 28, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on April 2, 2007.)

10.34*	Indemnification Agreement, dated as of January 4, 2007, by and between Joel Goldberg and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007.)

10.35*	Indemnification Agreement, dated as of January 4, 2007, by and between Michael C. Jackson and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.36*	Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.37*	Indemnification Agreement, dated as of January 4, 2007, by and between Irwin W. Winter and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000- 20201) on Form 8-K filed on January 5, 2007).

10.38	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on February 19, 2008).

10.39*	Hampshire Group, Limited Long-Term Bonus Plan, dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

10.40	Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation, and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on February 19, 2008).

10.41	Amendment No. 1, dated as of April 15, 2008, to that certain Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation, and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.42	Asset Purchase Agreement, dated as of April 15, 2008, by and among Hampshire Group, Limited “Company”), Shane Hunter, Inc., and Shane Hunter, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.43*	Indemnification Agreement, dated as of April 29, 2008, by and between Richard A. Mandell and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.44*	Indemnification Agreement, dated as of April 29, 2008, by and between Herbert Elish and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.45*	Employment Agreement by and between Hampshire Group, Limited and Michael S. Culang, dated July 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 4, 2008).

10.46	Stock Purchase and Settlement Agreement and Mutual Releases, dated as of August 4, 2008, by and among Ludwig Kuttner, Beatrice Ost-Kuttner, Fabian Kuttner, K Holdings LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.47	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty, dated as of August 4, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., Shane Hunter, Inc. SB Corporation, the Banks party thereto and HSBC Bank USA, National Association, as Agent for the Banks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.48	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on August 13, 2008. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

10.49	Rights Agreement, dated as of August 13, 2008, between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

10.50*	Employment agreement with Jeffrey Meier dated as of November 25, 2008. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on November 25, 2008).

10.51*	Letter agreement with Richard A. Mandell dated as of April 15, 2009. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 21, 2009).

11.0	Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated herein by reference to Note 16 to the consolidated financial statements included in Part II, Item 8 of this report).

14.1	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

14.2	Complaint Procedures for Accounting and Audit Matters (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Company compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: April 30, 2009	By:	/s/ Richard A. Mandell
Richard A. Mandell
Chief Executive Officer, President, and Director
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Richard A. Mandell and Jonathan W. Norwood and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 30, 2009.

Signature	Title

/s/ Michael C. Jackson Michael C. Jackson	Chairman of the Board

/s/ Jonathan W. Norwood Jonathan W. Norwood	Vice President and Chief Financial Officer (principal financial officer)

/s/ Maura M. Langley Maura M. Langley	Vice President Accounting and Reporting (principal accounting officer)

/s/ Harvey L. Sperry Harvey L. Sperry	Director

/s/ Irwin W. Winter Irwin W. Winter	Director

/s/ Herbert Elish Herbert Elish	Director

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002