Form 10-Q
period 2009-03-28
HAMPSHIRE GROUP LTD
filed 2009-05-18
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §233.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of May 11, 2009: 5,469,165

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 28, 2009

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
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties, and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2008.
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

ii

PART I-FINANICIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	March 28, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$40,626	$35,098
Accounts receivable, net	16,514	27,881
Other receivables	3,057	4,007
Inventories, net	8,174	10,911
Other current assets	3,146	2,672
Assets of discontinued operations	263	246

Total current assets	71,780	80,815
Fixed assets, net	12,811	13,207
Other assets	3,772	4,684

Total assets	$88,363	$98,706

Current liabilities:
Current portion of long-term debt	$26	$30
Accounts payable	6,636	7,759
Accrued expenses and other liabilities	10,327	11,137
Liabilities of discontinued operations	506	503

Total current liabilities	17,495	19,429

Long-term debt less current portion	—	3
Other long-term liabilities	13,836	14,477

Total liabilities	31,331	33,909

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at March 28, 2009 and December 31, 2008; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at March 28, 2009 and December 31, 2008	824	824
Additional paid-in capital	36,079	36,079
Retained earnings	40,527	48,292
Treasury stock, 2,774,619 shares at cost at March 28, 2009 and December 31, 2008	(20,398)	(20,398)

Total stockholders’ equity	57,032	64,797

Total liabilities and stockholders’ equity	$88,363	$98,706

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	March 28, 2009	March 29, 2008
Net sales	$29,077	$39,763
Cost of goods sold	22,905	30,428

Gross profit	6,172	9,335
Selling, general, and administrative expenses	10,945	14,706
Special costs	1,924	478
Tender offer related costs	1,007	—

Loss from operations	(7,704)	(5,849)

Other income (expense):
Interest income	109	457
Interest expense	(48)	(38)
Other, net	(1)	(25)

Loss from continuing operations before income taxes	(7,644)	(5,455)
Income tax provision (benefit)	96	(2,121)

Loss from continuing operations	(7,740)	(3,334)
Loss from discontinued operations, net of taxes	(25)	(443)

Net loss	$(7,765)	$(3,777)

Basic loss per share:
Loss from continuing operations	$(1.42)	$(0.42)
Loss from discontinued operations, net of taxes	—	(0.06)

Net loss	$(1.42)	$(0.48)

Diluted loss per share:
Loss from continuing operations	$(1.42)	$(0.42)
Loss from discontinued operations, net of taxes	—	(0.06)

Net loss	$(1.42)	$(0.48)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,469	7,860

Diluted weighted average number of common shares outstanding	5,469	7,860

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2008	8,243,784	$824	$36,079	$48,292	2,774,619	$(20,398)	$64,797
Net loss	—	—	—	(7,765)	—	—	(7,765)

Balance at March 28, 2009	8,243,784	$824	$36,079	$40,527	2,774,619	$(20,398)	$57,032

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(7,765)	$(3,777)
Less: Loss from discontinued operations, net of taxes	(25)	(443)

Loss from continuing operations	(7,740)	(3,334)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	549	317
Loss on sale or disposal of fixed assets	—	93
Deferred income tax provision	—	1,985
Excess tax benefits from share-based payment arrangements	—	(85)
Changes in operating assets and liabilities:
Receivables, net	12,326	(334)
Inventories, net	2,737	6,981
Other assets	414	(150)
Liabilities	(2,586)	(7,262)

Net cash provided by (used in) continuing operating activities	5,700	(1,789)
Net cash provided by (used in) discontinued operations	(38)	(1,695)

Net cash provided by (used in) operating activities	5,662	(3,484)
Cash flows from investing activities:
Capital expenditures	(127)	(6,877)

Net cash provided by (used in) continuing investing activities	(127)	(6,877)
Net cash provided by (used in) discontinued operations	—	(4)

Net cash provided by (used in) investing activities	(127)	(6,881)
Cash flows from financing activities:
Repayment of long-term debt	(7)	(19)
Excess tax benefits from share-based payment arrangements	—	85

Net cash provided by (used in) financing activities	(7)	66

Net increase (decrease) in cash and cash equivalents	5,528	(10,299)
Cash and cash equivalents at beginning of period	35,098	48,431

Cash and cash equivalents at end of period	$40,626	$38,132

See accompanying notes to the financial statements.

Note 1 — Management’s Liquidity and Financing Plan
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
The Company’s Amended and Restated Credit Agreement includes certain financial and other covenants, including a covenant that the Company maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than a proportion of 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis. Based on the Company’s results for 2008, the Company determined on March 13, 2009 that it was not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant. The accompanying unaudited condensed consolidated financial statements were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.
The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.
As a result of the non-compliance with the consolidated fixed charge ratio covenant, the lenders under the Credit Facility are no longer obligated to issue trade or standby letters of credit for the Company’s account or to permit the Company to borrow under the Credit Facility. In addition, the lenders are entitled, at their option, to terminate the Credit Facility and demand immediate repayment. The Company entered into a letter agreement, dated as of April 2, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the Credit Facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the Credit Facility and provided that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. The Company entered into a letter agreement dated as of May 12, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the Credit Facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue standby letters of credit subject to the terms and conditions of the Credit Facility and provided that such new standby letters of credit are secured by cash and cash equivalents at 100% of their aggregate face amount deposited in an account maintained at HSBC. The Company is still not permitted to borrow under the Credit Facility and the lenders may terminate the Credit Facility.
The Company is in discussions with the lenders under the Credit Facility regarding a waiver or amendment waiving the non-compliance with the consolidated fixed charge ratio covenant and an amendment to the Credit Facility to waive or otherwise replace the fixed charge covenant requirement for 2009. There can be no assurance that the Company will be able to secure a waiver or execute an amendment waiving such non-compliance, or obtain alternate financing on terms acceptable to the Company, or at all. Accordingly, absent a waiver or amendment waiving such non-compliance, or alternate financing, the Company may not be able to collateralize its obligations under existing or future production orders, as required, and would not be permitted to borrow under the Credit Facility, which would prevent the Company from operating its business. Even if the Company is able to obtain a waiver or amendment or alternative financing source, it may have to further restructure and/or “right size” its operations to comply with the Credit Facility as so waived or amended and is assessing additional actions that would reduce costs beyond those initiated by the Company. See Note 8 — Restructuring and Cost Reduction Plan and Note 11 — Subsequent Events.
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
At March 28, 2009, there were no outstanding borrowings and there were approximately $7.1 million outstanding under letters of credit. If the Company was not in default of its Credit Facility, its borrowing availability would have been approximately $17.4 million at March 28, 2009.

Note 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2008.
The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2009, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In addition, the Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but over 70% of its annual sales in recent years have occurred in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general.
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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in “Other current assets” and “Other assets” as the policy covers a six year period. The Company recognized expense related to this policy in the amount of $0.2 million in the quarters ended March 28, 2009 and March 29, 2008. The Company recognized expense related to this policy in the amount of $0.9 million from inception through March 28, 2009. If the Company enters into settlements and releases with all of its former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, the Company anticipates recognizing $0.7 million in annual expense in each year from 2009 through 2012 and $0.6 million in 2013, which is the end of the policy term.
The Company reports certain costs as “Special Costs” including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director of the Company, legal matters involving former employees Charles Clayton and Roger Clark, and other matters investigated by the Audit Committee. See Note 5 — Commitments and Contingencies.
During the three months ended March 28, 2009, the Company incurred $1.9 million in Special Costs. Special Costs incurred since inception of the Audit Committee Investigation were approximately $16.4 million through March 28, 2009. The Company expects to incur additional costs in connection with the lawsuit against Messrs. Clayton and Clark, and related matters. The Company cannot predict the total cost but believes that future costs could be material.

Stock Options
The Company did not record any expense related to equity awards, as no stock-based compensation was awarded during the three months ended March 28, 2009 or for the three years ended December 31, 2008. No stock options or other forms of equity based compensation were outstanding or exercised during the three months ended March 28, 2009 and March 29, 2008.
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
Financial Accounting Staff Bulletin Staff Position (“FSP”) 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the standard for all nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and the impact of the adoption was not significant to the consolidated financial statements. See Note 9 — Fair Value Measurements.
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
In March 2009, the FASB released Proposed Staff Position FAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FAS 157-e”). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FAS No. 157, “Fair Value Measurements.” FAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is assessing the impact of the proposal on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provided additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. The Company is assessing the impact of the proposal on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principle Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is assessing the impact of the proposal on its consolidated financial statements.

Note 3 — Inventories
Inventories at March 28, 2009 and December 31, 2008 consisted of the following:

(In thousands)	March 28, 2009	December 31, 2008
Finished goods	$9,492	$13,118
Raw materials and supplies	39	54

	9,531	13,172
Less: reserves	(1,357)	(2,261)

Inventories, net	$8,174	$10,911

Note 4 — Loss Per Share
Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended March 28, 2009:
Basic loss from continuing operations	$(7,740)	5,469	$(1.42)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(7,740)	5,469	$(1.42)

Three months ended March 29, 2008:
Basic loss from continuing operations	$(3,334)	7,860	$(0.42)
Effect of dilutive securities:
None outstanding	—	—	—

Diluted loss from continuing operations	$(3,334)	7,860	$(0.42)

There were no stock options outstanding during the three month periods ended March 28, 2009 and March 29, 2008.
Note 5 — Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at March 28, 2009 for such unresolved matters. The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the aforementioned reserve established for past inventory purchases. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.4 million.
On September 10, 2008 and September 19, 2008, Mr. Clayton and Mr. Clark (see Note 2 — Basis of Presentation), respectively, filed answers with respect to the claims that the Company filed against them on March 7, 2008, as well as counterclaims against the Company. Mr. Clayton and Mr. Clark denied the Company’s claims against them and asserted claims against the Company for, among other things, certain compensation and benefits related to the termination of their employment with the Company and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. The filings did not specify the aggregate amount of damages sought by Messrs. Clayton and Clark. The Company intends to vigorously defend against such claims.
On September 22, 2008, Mr. Clayton filed a complaint against certain of the Company’s directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, the Company’s bylaws, and agreements between the directors and officers and the Company, the Company will indemnify the directors and officers if they are held liable to Mr. Clayton for damages and the Company will advance them legal fees incurred in connection with their defense. The Company has been advised that the directors and officers intend to vigorously defend against such claims and that such claims have no merit.

Note 6 — Taxes
As of March 28, 2009, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of $7.1 million, including $2.5 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $3.5 million, including interest and penalties of approximately $1.5 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently utilizes both U.S. net operating loss carrybacks and carryforwards. Upon examination, one or more of these net operating loss carrybacks or carryforwards may be limited or disallowed. The statute of limitations with respect to the Company’s federal income tax returns remains open for tax years 2005 and beyond. With limited exceptions, the statute of limitations for state income tax returns remains open for tax years 2002 and beyond. The Company also files income tax returns in Hong Kong for which tax years 2005 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
Commencing with the fourth quarter of 2008, the Company determined it was more likely than not, based on all of the relevant evidence in accordance with FAS No. 109, “Accounting for Income Taxes,” (“FAS 109”) that all of its deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be recognized. Excluding the effect of valuation allowances on the Company’s deferred tax assets, the Company would have realized an income tax benefit of $2.9 million due to the losses incurred in the quarter ended March 28, 2009. The effective income tax rate from continuing operations for the quarter ended March 28, 2009, without the impact of these valuation allowances, would have been 37.4% as compared to 38.9% for the quarter ended March 29, 2008.
The Company’s 2006 federal income tax return is currently under examination by the Internal Revenue Service. Also, the Company’s 2002-2005 municipal income tax returns are currently under examination.
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
In accordance with GAAP, these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.
The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations.

The underlying assets and liabilities of the discontinued operations at March 28, 2009 and December 31, 2008 were as follows:

(In thousands)	March 28, 2009	December 31, 2008
Other receivables	$171	$161
Other current assets	14	6
Other assets	78	79

Assets of discontinued operations	$263	$246

Accounts payable	$270	$263
Accrued expenses and other liabilities	236	240

Liabilities of discontinued operations	$506	$503

The operating results for the discontinued operations for the three months ended March 28, 2009 and March 29, 2008 were as follows:

(In thousands)	March 28, 2009	March 29, 2008
Net sales	$—	$15,076

Gross profit	$—	$3,727
Loss on discontinued operations before income taxes	$(25)	$(762)
Income tax benefit	—	319

Loss from discontinued operations, net of taxes	$(25)	$(443)

Note 8 — Restructuring and Cost Reduction Plan
In May 2008, the Company initiated a restructuring and cost reduction plan (the “Plan”) that involved the reduction of its workforce and included the consolidation and relocation of some of its operations, including the closing of its Hauppauge, New York office. In addition to the reduction in workforce, the Plan eliminated certain non-payroll expenses. Key objectives of the Plan included the consolidation of the Company’s women’s divisions into one New York office and the consolidation of certain back office functions into the Company’s South Carolina office. In the year ended December 31, 2008, the Company incurred $0.6 million of costs, consisting mostly of termination benefits. There were no restructuring Plan costs recognized in the three months ended March 28, 2009.
A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the consolidated balance sheet is shown below:

	Quarter Ended March 28, 2009
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$72	$—	$72
Costs charged to expense	—	—	—
Costs paid or settled	(72)	—	(72)

End of period	$—	$—	$—

Personnel reductions and other costs were charged to Selling, general, and administrative expenses in the consolidated statement of operations in the year ended December 31, 2008. The total personnel reductions during 2008 consisted of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
See Note 11 — Subsequent Events for discussion of the restructuring and cost reduction plan initiated in April 2009.

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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at March 28, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	March 28, 2009
Cash and cash equivalents	$40,626	$—	$—	$40,626

In January 2009, the Company adopted FSP FAS 157-2 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.
Note 10 — Tender Offer
The Company announced on February 24, 2009 that it reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp. (“NAF”), a direct wholly owned subsidiary of NAF Holdings II, LLC (“Parent”). Pursuant to the terms of the Merger Agreement, NAF commenced a tender offer (the “Offer”) for all outstanding shares of the Company’s common stock at a cash purchase price of $5.55 per share on February 27, 2009. The expiration of the Offer was extended several times and ultimately extended to 5:00 P.M. New York City time, on April 24, 2009. Following the consummation of the Offer, NAF would merge into the Company (the “Merger”), with the Company continuing as the surviving corporation and direct wholly owned subsidiary of Parent. The transaction was reviewed and approved by the Board.
NAF’s obligation to close the Offer was subject to the satisfaction of certain conditions, including a minimum tender condition, a condition that the Company would have in its accounts or would have deposited into escrow available funds free and clear of all liens in an amount no less than $38.0 million (less certain amounts designated by NAF), which was subsequently amended to $37.0 million, and a condition that the consent of a certain licensor of the Company be obtained. The Company believes that these conditions were met as of the expiration of the Offer on April 24, 2009.

On April 26, 2009, the Company received a letter from NAF stating that NAF was terminating the Merger Agreement effective immediately, as a result of one or more alleged breaches of covenants and agreements on the part of the Company. On April 27, 2009, the Company replied (the “Letter”) to NAF’s letter stating that it believed that NAF’s allegations were without merit and that no circumstances existed to allow NAF to terminate the agreement. The Letter also stated that the Company believed that NAF did not have the financing in place necessary to consummate the Offer and the merger on the terms agreed. Pursuant to the Letter, the Company terminated the Merger Agreement pursuant to Sections 8.2(a) and 8.4(a) and reserved all rights against NAF and its affiliates, including Mr. Gerszberg under his personal guarantee.
During the quarter ended March 28, 2009, the Company has incurred approximately $1.0 million in costs, primarily professional fees, related to the Merger Agreement, which were recorded in Tender offer related costs in the unaudited condensed consolidated statement of operations. From the commencement of these activities in 2008, the Company incurred $1.4 million in such costs through March 28, 2009. The Company will incur additional costs associated with this transaction during the second quarter of 2009, which could be material.
Note 11 — Subsequent Events
On April 15, 2009, the Company began implementing a second restructuring and cost reduction plan (the “Restructuring”) designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency and better position itself for the long term. The components of the Restructuring include a net reduction of 75 employees, or approximately 24% of the Company’s global workforce, a compensation reduction program applicable to senior-level employees, the elimination of the Company’s 401(k) matching contribution, the reorganization of certain operating functions, and the consolidation of all New York operations into one location. The reduction in the Company’s workforce is necessitated by reduced sales volume and the outsourcing of certain functions. The Restructuring will eliminate positions at every level of the Company and impact all U.S. and Asian locations. The initial phase of the Restructuring commenced in the second quarter of 2009, with the final phase expected to be completed during the third quarter of 2009. Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations were reduced in the three months ended March 28, 2009 for employee benefit reserves of approximately $0.2 million reversed as a result of the Restructuring. The Restructuring anticipates that the Company will incur costs of approximately $3.8 million with the majority of the costs being recognized during the second quarter of 2009. These costs consist primarily of termination benefits of $2.8 million and costs associated with further consolidating New York operations. See Note 8 — Restructuring and Cost Reduction Plan for discussion of the Plan initiated in 2008.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2008 under Item 1A — Risk Factors and in Part II, Item 1A — Risk Factors in this Form 10-Q, and include the following risk factors:
•	Doubt about our ability to continue as a going concern including the non-compliance with our credit facility;

•	A prolonged period of depressed consumer spending;

•	Lack of an established public trading market for our common stock;

•	Decreases in business from or the loss of any one of our key customers;

•	Financial instability experienced by our customers;

•	Loss of or inability to renew certain licenses;

•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;

•	Use of foreign suppliers for raw materials and manufacture of our products;

•	Failure of our manufacturers to use acceptable ethical business practices;

•	Failure to deliver quality products in a timely manner;

•	Problems with our distribution system and our ability to deliver products;

•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;

•	Chargebacks and margin support payments;

•	Failure, inadequacy, interruption, or security lapse of our information technology;

•	Failure to compete successfully in a highly competitive and fragmented industry;

•	Challenges integrating any business we may acquire;

•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;

•	Loss of certain key personnel which could negatively impact our ability to manage our business;

•	Investigations by the SEC and the United States Attorney of the Southern District of New York related to prior Audit Committee investigations;

•	Potential future restatements of our prior financial statements;

•	Our stockholders’ rights plan potentially adversely affects existing stockholders;

•	Risks related to the current global credit crisis; and

•	Ongoing and potential litigation.
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
Hampshire Designers, Inc. is comprised of both our women’s knitwear division, known as Hampshire Designers, and our men’s division, known as Hampshire Brands, which together represent what we believe is one of the leading designers and marketers of sweaters in North America. Item-Eyes, Inc. is a designer and marketer of related sportswear for women. We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus.
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
Our divisions source the manufacture of their product with factories primarily located in Southeast Asia. Our products are subject to increasing prices, which we try to offset by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers in U.S. dollars.
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
Tender Offer
The Company announced on February 24, 2009 that it reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp. (“NAF”), a direct wholly owned subsidiary of NAF Holdings II, LLC (“Parent”). Pursuant to the terms of the Merger Agreement, NAF commenced a tender offer (the “Offer”) for all outstanding shares of the Company’s common stock at a cash purchase price of $5.55 per share on February 27, 2009. The expiration of the Offer was extended several times and ultimately extended to 5:00 P.M. New York City time, on April 24, 2009. Following the consummation of the Offer, NAF would merge into the Company (the “Merger”), with the Company continuing as the surviving corporation and direct wholly owned subsidiary of Parent. The transaction was reviewed and approved by the Board of Directors (“Board”).
NAF’s obligation to close the Offer was subject to the satisfaction of certain conditions, including a minimum tender condition, a condition that the Company would have in its accounts or would have deposited into escrow available funds free and clear of all liens in an amount no less than $38.0 million (less certain amounts designated by NAF), which was subsequently amended to $37.0 million, and a condition that the consent of a certain licensor of the Company be obtained. We believe that these conditions were met as of the expiration of the Offer on April 24, 2009.
On April 26, 2009, the Company received a letter from NAF stating that NAF was terminating the Merger Agreement effective immediately, as a result of one or more alleged breaches of covenants and agreements on the part of the Company. On April 27, 2009, the Company replied (the “Letter”) to NAF’s letter stating that it believed NAF’s allegations were without merit and that no circumstances existed to allow NAF to terminate the agreement. The Letter stated that the Company believed that NAF did not have the financing in place necessary to consummate the Offer and the merger on the terms agreed. Pursuant to the Letter, the Company also terminated the Merger Agreement pursuant to Sections 8.2(a) and 8.4(a) and reserved all rights against NAF and its affiliates, including Mr. Gerszberg under his personal guarantee.

During the period ended March 28, 2009, we incurred approximately $1.0 million in costs, primarily professional fees, related to being acquired that were recorded in Tender offer related costs in the unaudited condensed consolidated statement of operations. From the commencement of these activities in 2008, we incurred $1.4 million in such costs through March 28, 2009.
Management and Board of Directors Changes
On April 15, 2009, Michael S. Culang resigned as the President, Chief Executive Officer and member of the Board of Directors of Hampshire Group, Limited, effective immediately, as part of the restructuring and cost reduction plan initiated on April 15, 2009. On that same day, Richard Mandell, a current Director, was appointed President and Chief Executive Officer. Mr. Mandell has served as one of our Directors since April 2008. Mr. Mandell also serves as a director of Encore Capital Group, for which he served as the Chairman of the Board of Directors from October 2004 until May 2007. In addition, Mr. Mandell serves on the Board of Directors of Trian Acquisition I Corp., a $920 million SPAC. From January 1986 to February 1998, Mr. Mandell was a Vice President — Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank. Prior to that, Mr. Mandell served as a Managing Director of Banking of Prudential Securities Incorporated, from 1982 to June 1995, where he was head of the Retail Trade Group. Heath Golden, former Vice President of Administration and General Counsel, was appointed Executive Vice President and Chief Operating Officer.
On May 8, 2009, the Board appointed Harvey Sperry as Chairman of the Board, effective immediately. The Board also appointed Irwin Winter, Harvey Sperry and Herbert Elish to the Company’s Audit Committee, with Mr. Winter serving as chairman. The Board also appointed Messrs. Elish, Sperry and Winter to the Company’s Compensation Committee, with Mr. Elish serving as chairman. The Board also appointed Messrs. Sperry, Elish and Winter to the Company’s Nominating Committee, with Mr. Sperry serving as chairman.
Messrs. Joel Goldberg and Michael Jackson resigned as directors on March 26, 2009 and May 1, 2009, respectively.
Legal and Compliance Matters
In 2006, the Audit Committee (the “Audit Committee”) of the Board commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s former management (the “Audit Committee Investigation”).
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
On September 22, 2008, Mr. Clayton filed a complaint against certain of our directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to our complaint against him and defamation and other damages allegedly stemming from our issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, our bylaws and agreements between the directors and officers and the Company, we will indemnify the officers and directors if they are held liable to Mr. Clayton for damages and we will advance them legal fees incurred in connection with their defense. We have been advised that the directors and officers intend to vigorously defend against such claims and that such claims have no merit.

Special Costs
On December 3, 2007, we purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in “Other current assets” and “Other assets” as the policy covers a six year period. The Company recognized expense related to this policy in the amount of $0.2 million in the quarters ended March 28, 2009 and March 29, 2008. The Company recognized expense related to this policy in the amount of $0.9 million from inception through March 28, 2009. If we enter into settlements and releases with all of our former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, we anticipate recognizing $0.7 million in annual expense in each year from 2009 through 2012 and $0.6 million in 2013, which is the end of the policy term.
We report certain costs as “Special Costs” including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director of the Company, legal matters involving former employees Charles Clayton and Roger Clark, and other matters investigated by the Audit Committee. See Legal and Compliance Matters.
During the three months ended March 28, 2009, we incurred $1.9 million in Special Costs. Special Costs incurred since inception of the Audit Committee Investigation were approximately $16.4 million through March 28, 2009. We expect to incur additional costs in connection with the lawsuit against Messrs. Clayton and Clark, and related matters. We cannot predict the total cost but believe that future costs could be material.
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
In accordance with accounting principles generally accepted in the United States of America, our 2008 consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations at March 28, 2009 and December 31, 2008 were as follows:

(In thousands)	March 28, 2009	December 31, 2008
Other receivables	$171	$161
Other current assets	14	6
Other assets	78	79

Assets of discontinued operations	$263	$246

Accounts payable	$270	$263
Accrued expenses and other liabilities	236	240

Liabilities of discontinued operations	$506	$503

The operating results for the discontinued operations for the three months ended March 28, 2009 and March 29, 2008 were as follows:

(In thousands)	March 28, 2009	March 29, 2008
Net sales	$—	$15,076

Gross profit	$—	$3,727

Loss on discontinued operations before income taxes	$(25)	$(762)
Income tax benefit	—	319

Loss from discontinued operations, net of taxes	$(25)	$(443)

Restructuring and Cost Reduction Plans
In May 2008 we initiated a restructuring and cost reduction plan (the “Plan”) that involved the reduction of our workforce and included the consolidation and relocation of some of our operations, including the closing of our Hauppauge, NY office. In addition to the reduction in workforce, the Plan eliminated certain non-payroll expenses. Key objectives of the Plan included the consolidation of our women’s divisions into one New York office and the consolidation of certain back office functions into our South Carolina office. In the year ended December 31, 2008, we incurred $0.6 million of costs, consisting mostly of termination benefits. There were no restructuring Plan costs recognized in the three months ended March 28, 2009.
A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the consolidated balance sheet is shown below:

	Quarter Ended March 28, 2009
	Personnel	Other
(In thousands)	Reductions	Costs	Total
Beginning of period	$72	$—	$72
Costs charged to expense	—	—	—
Costs paid or settled	(72)	—	(72)

End of period	$—	$—	$—

Personnel reductions and other costs were charged to Selling, general, and administrative expenses in the consolidated statement of operations in the year ended December 31, 2008. The total personnel reductions during 2008 consisted of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.

On April 15, 2009, we began implementing a second restructuring and cost reduction plan (“Restructuring”) designed to significantly reduce our fixed cost structure, improve the return on invested capital, increase our operating efficiency and better position us for the long term. The components of the Restructuring include a net reduction of 75 employees, or approximately 24% of our global workforce, a compensation reduction program applicable to senior-level employees, the elimination of our 401(k) matching contribution, the reorganization of certain operating functions, and the consolidation of all of our New York operations into one location. The reduction in our workforce is necessitated by reduced sales volume and the outsourcing of certain functions. The Restructuring will eliminate positions at every level of the Company and impact all U.S. and Asian locations. The initial phase of the Restructuring will commence in the second quarter of 2009, with the final phase being completed during the third quarter of 2009. When completed, the Restructuring’s annualized savings from selling, general and administrative expenses are expected to be in excess of $6.6 million. Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations were reduced in the three months ended March 28, 2009 for employee benefit reserves of approximately $0.2 million reversed as a result of the Restructuring. The Restructuring anticipates that we will incur costs of approximately $3.8 million with the majority of the costs being recognized during the second quarter of 2009. These costs consist primarily of termination benefits of $2.8 million and costs associated with further consolidating of our New York operations.
RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended March 28, 2009 and March 29, 2008
Net Sales
Net sales decreased by 26.9% to $29.1 million for the three months ended March 28, 2009 compared with $39.8 million for the same period last year. The $10.7 million decrease was primarily the result of a decline in volume as outlined in the table below:

	Quarterly Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2007
Net sales quarter ended March 29, 2008	$39,763	100.0%
Volume	(10,518)	(26.5%)
Average net selling prices	(168)	(0.4%)

Net sales quarter ended March 28, 2009	$29,077	73.1%

We believe that the decrease in the volume and average net selling prices in our 2009 first quarter net sales is reflective of the severity of the current weak retail market, including its impact on the economic well being of our customers, and volume declines related to several customers who filed for bankruptcy in 2008. If these retail conditions persist, which we believe appears likely for the balance of the year, our net sales and operating results will be adversely affected in 2009.
Gross Profit
Gross profit for the three months ended March 28, 2009 was $6.2 million compared with $9.3 million for the same period last year, which reflected a decrease in net sales and gross profit percentage of 21.2% of net sales for the three months ended March 28, 2009 compared with 23.5% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to an increase in customer allowances due to the severity of the current weak retail market.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended March 28, 2009 were $10.9 million compared with $14.7 million for the same period last year. The decrease in 2009 as compared to 2008 was primarily due to the combined effect of lower compensation and facility expenses, largely due to the 2008 Plan (See Restructuring and Cost Reduction Plans) and a decline in shipping costs due to lower volumes in the current period.
Special Costs
During the three months ended March 28, 2009, Special Costs were $1.9 million as compared to $0.5 million for the same period last year. The increase in the current period was principally for legal fees. We expect to incur additional costs in connection with the legal matters involving Messrs. Clayton and Clark and certain other matters. We cannot predict the total cost but believe that future costs could be material.

Tender Offer Related Costs
During the three months ended March 28, 2009, we incurred approximately $1.0 million in costs, primarily professional fees, related to the Merger Agreement (see Tender Offer) that were recorded in Tender offer related costs. There were no such costs in the three months ended March 29, 2008. From the commencement of these activities in 2008, we incurred $1.4 million in such costs through March 28, 2009.
Income Taxes
Our provision for income taxes for the quarter ended March 28, 2009 of $0.1 million is comprised of interest and penalties on income tax reserves.
Commencing with the fourth quarter of 2008, we determined it was more likely than not, based on all of the relevant evidence in accordance with FAS No. 109, “Accounting for Income Taxes,” (“FAS 109”) that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of $2.9 million or an effective tax rate of 37.4% due to the losses incurred in the quarter ended March 28, 2009.
The quarter ended March 29, 2008 preceded our FAS 109 determination and we recorded an income tax benefit of $2.1 million resulting in a 38.9% effective tax rate.
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
The Company’s Amended and Restated Credit Agreement includes certain financial and other covenants, including a covenant that the Company maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than a proportion of 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis. Based on the Company’s results for 2008, the Company determined on March 13, 2009 that it was not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant. The accompanying unaudited condensed consolidated financial statements were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.
The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.
As a result of the non-compliance with the consolidated fixed charge ratio covenant, the lenders under the Credit Facility are no longer obligated to issue trade or standby letters of credit for the Company’s account or to permit the Company to borrow under the Credit Facility. In addition, the lenders are entitled, at their option, to terminate the Credit Facility and demand immediate repayment. The Company entered into a letter agreement, dated as of April 2, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the Credit Facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the Credit Facility and provided that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. The Company entered into a letter agreement dated as of May 12, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the Credit Facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue standby letters of credit subject to the terms and conditions of the Credit Facility and provided that such new standby letters of credit are secured by cash and cash equivalents at 100% of their aggregate face amount deposited in an account maintained at HSBC. The Company is still not permitted to borrow under the Credit Facility and the lenders may terminate the Credit Facility.

The Company is in discussions with the lenders under the Credit Facility regarding a waiver or amendment waiving the non-compliance with the consolidated fixed charge ratio covenant and an amendment to the Credit Facility to waive or otherwise replace the consolidated fixed charge covenant requirement for 2009. There can be no assurance that the Company will be able to secure a waiver or execute an amendment waiving such non-compliance, or obtain alternate financing on terms acceptable to the Company, or at all. Accordingly, absent a waiver or amendment waiving such non-compliance, or alternate financing, the Company may not be able to collateralize its obligations under existing or future production orders, as required, and would not be permitted to borrow under the Credit Facility, which would prevent the Company from operating its business. Even if the Company is able to obtain a waiver or amendment or alternative financing source, it may have to further restructure and/or “right size” its operations to comply with the Credit Facility as so waived or amended and is assessing additional actions that would reduce costs beyond those initiated by the Company. See Restructuring and Cost Reduction Plan.
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
Net cash provided by continuing operating activities was $5.7 million for the three months ended March 28, 2009 as compared with $1.8 million used for the same period last year. The change was primarily the result of a decline in receivables and inventory in the current period as compared to increases in the prior period partially offset by an increase in the loss from continuing operations in the current period.
Net cash used in continuing investing activities was $0.1 million for the three months ended March 28, 2009 as compared with $6.9 million used for the same period last year. The decrease in the use of cash in the current period was primarily the result of a decrease in capital expenditures related to the build out of our office in New York that took place in the prior period.
At March 28, 2009, there were no outstanding borrowings and there were approximately $7.1 million outstanding under letters of credit. If we were in not in default of our Credit Facility, our borrowing availability would have been approximately $17.4 million at March 28, 2009.
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
OFF-BALANCE SHEET ARRANGEMENTS
We utilize letters of credit and are party to operating leases. It is currently not our general business practice to have material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
Financial Accounting Staff Bulletin Staff Position (“FSP”) 157-2 (“FSP FAS 157-2”) delayed the effective date of Financial Accounting Standard (“FAS”) 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the standard for all nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and the impact of the adoption was not significant to the consolidated financial statements. See Note 9 — Fair Value Measurements to the condensed unaudited consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. FAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are in the process of determining the impact the adoption of FAS 162 will have on our consolidated financial statements.
In March 2009, the FASB released Proposed Staff Position FAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FAS 157-e”). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FAS No. 157, “Fair Value Measurements.” FAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are assessing the impact of the proposal on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provided additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. We are assessing the impact of the proposal on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principle Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are assessing the impact of the proposal on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first three months of fiscal year 2009, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2008, which was filed with the SEC on April 9, 2009, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three months ended March 28, 2009 due to the fact that there were no short-term borrowings during the period.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of March 28, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 28, 2009.
Changes in Internal Control Over Financial Reporting
During the three months ended March 28, 2009, we converted to a new software platform for accounting. The accounting software implementation did not materially affect, or is reasonably unlikely to materially affect, our internal control over financial reporting as the internal controls for the accounting functions for the implemented accounting software were, in most instances, the same or very similar to the internal controls used for the predecessor accounting software, and the software implemented is a more robust platform that enabled us to employ internal controls not possible under the previous software platform.

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
Item 1A. Risk Factors.
A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. The following are the material changes to the risk factors included in our most recent Form 10-K.
Eliminated was the “Failure to be acquired could negatively impact the market price of our common stock and operation of our business.” risk factor as we terminated the Merger Agreement on April 27, 2009. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Tender Offer for additional discussion on this matter.
The following describes a new risk factor associated with ongoing and potential litigation:
Costs associated with the settlement of outstanding or potential litigation could adversely affect our business.
We are party to an ongoing litigation with former employees. In addition, the Company may become party to other litigation including with respect to the Tender Offer. See PART I, Item 1 Note 5 - Commitments and Contingencies and Note 10 — Tender Offer and PART 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tender Offer and Legal and Compliance Matters for additional discussion regarding these matters. There can be no assurance that the ongoing matters will not consume a significant amount of management and the Board’s time and our resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 – January 31, 2009	—	$—	—
February 1 – February 28, 2009	—	—	—
March 1 – March 28, 2009	—	—	—

Total	—	$—	—	1,036,490

Under Board approved plans announced on March 17, 2005 and April 26, 2006, the Company may purchase up to 400,000 and 1,000,000 shares, respectively, of our common stock. The plans do not have an expiration date. The maximum number of shares that may yet be purchased under such plans was 1,036,490 at March 28, 2009. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:
31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: May 18, 2009	By:	/s/ Richard A. Mandell
Richard A. Mandell
Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan W. Norwood
Jonathan W. Norwood
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002