Form 10-Q
period 2009-06-27
HAMPSHIRE GROUP LTD
filed 2009-08-10
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of July 31, 2009: 5,469,165

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly and Year to Date Periods Ended June 27, 2009

i

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	June 27, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$21,354	$35,098
Restricted cash	13,523	—
Accounts receivable, net	7,818	27,881
Other receivables	2,821	4,007
Inventories, net	18,606	10,911
Other current assets	7,371	2,672
Assets of discontinued operations	300	246

Total current assets	71,793	80,815
Fixed assets, net	12,414	13,207
Other assets	3,731	4,684

Total assets	$87,938	$98,706

Current liabilities:
Current portion of long-term debt	$19	$30
Accounts payable	14,047	7,759
Accrued expenses and other liabilities	10,414	11,137
Liabilities of discontinued operations	509	503

Total current liabilities	24,989	19,429

Long-term debt less current portion	—	3
Other long-term liabilities	14,370	14,477

Total liabilities	39,359	33,909

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at June 27, 2009 and December 31, 2008; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at June 27, 2009 and December 31, 2008	824	824
Additional paid-in capital	36,079	36,079
Retained earnings	32,074	48,292
Treasury stock, 2,774,619 shares at cost at June 27, 2009 and December 31, 2008	(20,398)	(20,398)

Total stockholders’ equity	48,579	64,797

Total liabilities and stockholders’ equity	$87,938	$98,706

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$20,968	$32,897	$50,045	$72,660
Cost of goods sold	15,929	23,912	38,834	54,340

Gross profit	5,039	8,985	11,211	18,320
Selling, general, and administrative expenses	8,747	13,366	19,683	28,072
Restructuring charges	3,416	441	3,416	441
Special costs	1,072	490	3,005	968
Tender offer related costs	102	—	1,109	—

Loss from operations	(8,298)	(5,312)	(16,002)	(11,161)
Other income (expense):
Interest income	37	309	146	766
Interest expense	(35)	(38)	(83)	(76)
Other, net	(25)	18	(26)	(7)

Loss from continuing operations before income taxes	(8,321)	(5,023)	(15,965)	(10,478)
Income tax provision (benefit)	110	(1,902)	206	(4,023)

Loss from continuing operations	(8,431)	(3,121)	(16,171)	(6,455)
Loss from discontinued operations, net of taxes	(22)	(1,898)	(47)	(2,341)

Net loss	$(8,453)	$(5,019)	$(16,218)	$(8,796)

Basic loss per share:
Loss from continuing operations	$(1.54)	$(0.40)	$(2.96)	$(0.82)
Loss from discontinued operations, net of taxes	(0.01)	(0.24)	(0.01)	(0.30)

Net loss	$(1.55)	$(0.64)	$(2.97)	$(1.12)

Diluted loss per share:
Loss from continuing operations	$(1.54)	$(0.40)	$(2.96)	$(0.82)
Loss from discontinued operations, net of taxes	(0.01)	(0.24)	(0.01)	(0.30)

Net loss	$(1.55)	$(0.64)	$(2.97)	$(1.12)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,469	7,860	5,469	7,860

Diluted weighted average number of common shares outstanding	5,469	7,860	5,469	7,860

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2008	8,243,784	$824	$36,079	$48,292	2,774,619	$(20,398)	$64,797
Net loss	—	—	—	(16,218)	—	—	(16,218)

Balance at June 27, 2009	8,243,784	$824	$36,079	$32,074	2,774,619	$(20,398)	$48,579

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net loss	$(16,218)	$(8,796)
Less: Loss from discontinued operations, net of taxes	(47)	(2,341)

Loss from continuing operations	(16,171)	(6,455)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,098	832
Loss on sale or disposal of fixed assets	14	127
Deferred income tax benefit	—	(4,305)
Deferred compensation expense, net	—	100
Excess tax benefits from share-based payment arrangements	—	(85)
Changes in operating assets and liabilities:
Receivables, net	21,303	13,765
Inventories, net	(7,695)	(11,095)
Other assets	(3,628)	(845)
Liabilities	5,436	3,852

Net cash provided by (used in) continuing operating activities	357	(4,109)
Net cash provided by (used in) discontinued operations	(94)	9,758

Net cash provided by (used in) operating activities	263	5,649
Cash flows from investing activities:
Capital expenditures	(270)	(9,101)
Cash restricted for the collateralization of letters of credit	(13,523)	—
Proceeds from the sale of fixed assets	4	—

Net cash provided by (used in) continuing investing activities	(13,789)	(9,101)
Net cash provided by (used in) discontinued operations	—	3,724

Net cash provided by (used in) investing activities	(13,789)	(5,377)
Cash flows from financing activities:
Repayment of long-term debt	(14)	(26)
Excess tax benefits from share-based payment arrangements	—	85
Capitalized credit facility costs	(204)	(492)

Net cash provided by (used in) financing activities	(218)	(433)

Net increase (decrease) in cash and cash equivalents	(13,744)	(161)
Cash and cash equivalents at beginning of period	35,098	48,431

Cash and cash equivalents at end of period	$21,354	$48,270

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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in “Other current assets” and “Other assets” as the policy covers a six year period. The Company recognized expense related to this policy in the amount of $0.2 million in the three month periods ended June 27, 2009 and June 28, 2008. The Company recognized expense related to this policy in the amount of $0.3 million in the year to date periods ended June 27, 2009 and June 28, 2008 and in the amount of $1.1 million from inception through June 27, 2009. If the Company enters into settlements and releases with all of its former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, the Company anticipates recognizing $0.7 million in annual expense in each year from 2009 through 2012 and $0.6 million in 2013, which is the end of the policy term.
The Company reports certain costs as “Special Costs” including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, Chairman and director, legal matters involving former employees Charles Clayton and Roger Clark, and other matters investigated by the Audit Committee. See Note 5 — Commitments and Contingencies.
Special Costs incurred since inception of the Audit Committee Investigation were approximately $17.5 million through June 27, 2009. The Company expects to incur additional costs in connection with the lawsuit against Messrs. Clayton and Clark and related matters. The Company cannot predict the total cost, but believes that future costs could be material.
Stock Options
The Company did not record any expense related to equity awards, as no equity-based compensation was awarded during the three and six month periods ended June 27, 2009 or for the three years ended December 31, 2008. No stock options or other forms of equity based compensation were outstanding or exercised during the three and six month periods ended June 27, 2009 and June 28, 2008.

Recent Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. The Codification was not intended to change or alter existing GAAP, and it will have no material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events.” This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company evaluated subsequent events through August 7, 2009, the issuance date of our consolidated financial statements for the period ended June 27, 2009, as this is the date on which we filed such financial statements on Form 10-Q with the SEC.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. See Note 9 — Fair Value Measurements for further discussion regarding fair value measures.
Financial Accounting Staff Bulletin Staff Position (“FSP”) 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the standard for all nonfinancial assets and nonfinancial liabilities effective January 1, 2009, which had no material impact on the consolidated financial statements.
In March 2009, the FASB released Proposed Staff Position FAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FAS 157-e”). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FAS No. 157. FAS 157-e is effective for interim periods ending after June 15, 2009. The Company adopted the standard in the quarter ended June 27, 2009, which had no material impact on the consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provided additional guidance for estimating fair value in accordance with FAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. The Company adopted the standard in the quarter ended June 27, 2009, which had no material impact on the consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principle Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard in the quarter ended June 27, 2009, which had no material impact on the consolidated financial statements.

Note 2 — Credit Facility
On February 15, 2008, the Company amended and restated its 2003 Revolving Credit Facility by entering into an Amended and Restated Credit Agreement and Guaranty (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks. The Credit Facility provided up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit and expires on April 30, 2013. The Company’s Amended and Restated Credit Agreement includes certain financial and other covenants, including a covenant that the Company maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis.
Based on the Company’s results for 2008, the Company determined on March 13, 2009 that it was not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant and thus could not borrow or issue letters of credit under the Credit Facility.
The Company entered into a letter agreement, dated as of April 2, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the Credit Facility and the Company acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the Credit Facility and provided that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. The Company entered into a second letter agreement dated as of May 12, 2009, with HSBC, pursuant to which HSBC and the Company acknowledged that HSBC may, but is not obligated to, continue to issue standby letters of credit subject to the terms and conditions of the Credit Facility and provided that such new standby letters of credit are secured by cash and cash equivalents at 100% of their aggregate face amount deposited in an account maintained at HSBC.
On August 7, 2009, the Company and the Banks amended the Credit Facility (the “Amended Facility”) and the Company is now in compliance with the covenants of the Amended Facility. The cash collateral and other requirements of the letter agreements were fully rescinded and replaced by terms and conditions of the Amended Facility. See Note 11 — Subsequent Events.
At June 27, 2009, there were no outstanding borrowings and there were approximately $13.5 million outstanding under letters of credit, which were collateralized by cash reflected as Restricted cash on the unaudited condensed consolidated balance sheet. If the Company was in compliance with the Credit Facility at June 27, 2009, its borrowing availability would have been approximately $20.0 million, including cash collateral.
Note 3 — Inventories
Inventories at June 27, 2009 and December 31, 2008 consisted of the following:

(In thousands)	June 27, 2009	December 31, 2008
Finished goods	$19,268	$13,118
Raw materials and supplies	24	54

	19,292	13,172
Less: reserves	(686)	(2,261)

Inventories, net	$18,606	$10,911

Note 4 — Loss Per Share
Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended June 27, 2009:
Basic loss from continuing operations	$(8,431)	5,469	$(1.54)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(8,431)	5,469	$(1.54)

Three months ended June 28, 2008:
Basic loss from continuing operations	$(3,121)	7,860	$(0.40)
Effect of dilutive securities:
None outstanding	—	—	—

Diluted loss from continuing operations	$(3,121)	7,860	$(0.40)

Six months ended June 27, 2009:
Basic loss from continuing operations	$(16,171)	5,469	$(2.96)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(16,171)	5,469	$(2.96)

Six months ended June 28, 2008:
Basic loss from continuing operations	$(6,455)	7,860	$(0.82)
Effect of dilutive securities:
None outstanding	—	—	—

Diluted loss from continuing operations	$(6,455)	7,860	$(0.82)

There was no equity based compensation outstanding during the six month periods ended June 27, 2009 and June 28, 2008.
Note 5 — Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at June 27, 2009 for such unresolved matters. The Company has bonus agreements with certain members of current and former management which are contingent upon the release of the aforementioned reserve established for past inventory purchases. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.4 million.
On March 7, 2008, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”), against Messrs. Kuttner, Clayton, and Clark. On August 4, 2008, the Company entered into a Stock Purchase and Settlement Agreement and Mutual Releases with Ludwig Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC (together, the “Kuttner Parties”). Under the Agreement, the Company and Ludwig Kuttner resolved any ongoing and potential litigation between them related to the Audit Committee Investigation and the Kuttner Parties sold all of the stock of the Company that they owned to the Company.
On September 10, 2008 and September 19, 2008, Mr. Clayton and Mr. Clark (see Note 1 — Basis of Presentation), respectively, filed answers with respect to the claims that the Company filed against them on March 7, 2008, as well as counterclaims against the Company. Mr. Clayton and Mr. Clark denied the Company’s claims against them and asserted claims against the Company for, among other things, certain compensation and benefits related to the termination of their employment with the Company and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. The filings did not specify the aggregate amount of damages sought by Messrs. Clayton and Clark. The Company intends to vigorously defend against such claims.

On September 22, 2008, Mr. Clayton filed a complaint against certain of the Company’s directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. In accordance with the Company’s bylaws and agreements with the directors and officers, the Company will indemnify the directors and officers if they are held liable to Mr. Clayton for damages and the Company will advance them legal fees incurred in their defense. The Company has been advised that the directors and officers intend to vigorously defend against such claims.
Substantial discovery in the litigation with Messrs. Clayton and Clark has been completed. On June 12, 2009, the Company and its directors and officers who are parties to the litigation filed a motion for summary judgment. The motion seeks a grant of summary judgment in favor of the Company on certain of its claims against Messrs. Clayton and Clark, including its claim for breach of fiduciary duty. It also seeks the dismissal of certain of Messrs. Clayton’s and Clark’s counterclaims against the Company, as well as certain aspects of Mr. Clayton’s complaint against the Company’s directors and officers. Oral argument on the motion for summary judgment is scheduled for September 2, 2009, and a trial is currently scheduled to commence in October 2009.
Note 6 — Taxes
As of June 27, 2009, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of $7.1 million, including $2.6 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.9 million, including interest and penalties of approximately $1.0 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has both U.S. net operating loss carrybacks and carryforwards. Upon examination, one or more of these net operating loss carrybacks or carryforwards may be limited or disallowed. The statute of limitations with respect to the Company’s federal income tax returns remains open for tax years 2005 and beyond. With limited exceptions, the statute of limitations for state income tax returns remains open for tax years 2002 and beyond. The Company also files income tax returns in Hong Kong for which tax years 2005 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
Commencing with the fourth quarter of 2008, the Company determined it was more likely than not, based on all of the relevant evidence in accordance with GAAP that all of its deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be recognized. Excluding the effect of valuation allowances on the Company’s deferred tax assets, the Company would have realized an income tax benefit of $3.4 million and $6.2 million due to the losses incurred in the quarter and year to date periods ended June 27, 2009, respectively. The effective income tax rate from continuing operations for the quarter and year to date periods ended June 27, 2009, without the impact of these valuation allowances, would have been 40.5% and 39.0%, respectively, as compared to 37.9% and 38.4% for the quarter and year to date periods ended June 28, 2008, respectively.
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
In 2007, the Company sold certain assets of its Marisa Christina division and ceased its domestic activities. During 2007, the Company also sold the inventory, trade names, and certain other assets of its David Brooks division and assigned certain obligations of its David Brooks division to the buyer of the Marisa Christina assets.
On April 15, 2008, the Company sold certain assets of its Shane Hunter division including inventory, trademarks, and other assets to a buyer which included former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the year ended December 31, 2008, the Company recognized a pre-tax loss on the transaction of $3.5 million due to, among other things, the write off of an intangible, severance, transaction related costs, and certain facility lease expenses.

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
The underlying assets and liabilities of the discontinued operations at June 27, 2009 and December 31, 2008 were as follows:

(In thousands)	June 27, 2009	December 31, 2008
Other receivables	$221	$161
Other current assets	—	6
Other assets	79	79

Assets of discontinued operations	$300	$246

Accounts payable	$273	$263
Accrued expenses and other liabilities	236	240

Liabilities of discontinued operations	$509	$503

The operating results for the discontinued operations for the three and six month periods ended June 27, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$—	$1,531	$—	$16,607

Gross profit (loss)	$—	$350	$—	$4,077

Loss on discontinued operations before income taxes	$(22)	$(950)	$(47)	$(312)
Loss on sale of business	—	(2,252)	—	(3,652)
Benefit for income taxes	—	1,304	—	1,623

Loss from discontinued operations, net of taxes	$(22)	$(1,898)	$(47)	$(2,341)

Note 8 — Restructuring Charges
During the past several fiscal years, the Company initiated two restructuring programs.
In May 2008, the Company initiated a restructuring and cost reduction plan (the “2008 Restructuring”) that involved the reduction of its workforce and included the consolidation and relocation of some of its operations, including the closing of its Hauppauge, New York office. In addition to the reduction in workforce, the 2008 Restructuring eliminated certain non-payroll expenses. Key objectives of the 2008 Restructuring included the consolidation of the Company’s women’s divisions into one New York office and the consolidation of certain back office functions into the Company’s South Carolina office. The total personnel reductions during 2008 related to the 2008 Restructuring consisted of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.

In April 2009, the Company initiated a second restructuring and cost reduction plan (the “2009 Restructuring”) designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency and better position itself for the long term. The Company initiated the second and final phase of the 2009 Restructuring in the third quarter of 2009 that includes a reduction of 93 employees with the vast majority of the activities relating to the Company’s Asian operations. The components of the 2009 Restructuring includes a net reduction of over 160 employees, or approximately 50% of the Company’s global workforce, a compensation reduction program applicable to senior-level employees, the elimination of the Company’s 401(k) matching contribution, the reorganization of certain operating functions, and the consolidation of New York and Asian operations. The reduction in the Company’s workforce was necessitated by reduced sales volume and the outsourcing of certain functions. The 2009 Restructuring eliminated positions at every level of the Company. The 2009 Restructuring is expected to be completed during the fourth quarter of 2009. Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations were reduced in the three months ended March 28, 2009 for employee benefit reserves of approximately $0.2 million reversed as a result of the 2009 Restructuring. During the quarter ended June 27, 2009, 2009 Restructuring charges incurred were $3.4 million, and the Company anticipates incurring additional 2009 Restructuring charges of approximately $1.0 million during 2009.
The following summarizes the charges recognized for the 2008 and 2009 Restructuring programs through the periods ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Personnel reductions	$2,717	$432	$2,717	$432
Other costs	699	9	699	9

Total	$3,416	$441	$3,416	$441

A reconciliation of the beginning and ending liability balances for restructuring costs included in the liabilities section of the consolidated balance sheet is shown below:

	Three Months Ended
	June 27, 2009			June 28, 2008
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$—	$—	$—	$—	$—
Costs charged to expense	2,717	864	3,581	432	9	441
Costs paid or settled	(2,669)	(14)	(2,683)	(298)	(9)	(307)

End of period	$48	$850	$898	$134	$—	$134

	Six Months Ended
	June 27, 2009			June 28, 2008
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$72	$—	$72	$—	$—	$—
Costs charged to expense	2,717	864	3,581	432	9	441
Costs paid or settled	(2,741)	(14)	(2,755)	(298)	(9)	(307)

End of period	$48	$850	$898	$134	$—	$134

Personnel reductions and other costs, which consist primarily of exit costs related to leased facilities and included the reversal of $0.2 million in deferred rent, were charged to Restructuring charges in the consolidated statement of operations in the three and six month periods ended June 27, 2009 and June 28, 2008.
Note 9 — Fair Value Measurements
GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at June 27, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	June 27, 2009
Cash and cash equivalents and restricted cash	$34,877	$—	$—	$34,877

Note 10 — Tender Offer
The Company announced on February 24, 2009 that it reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp. (“NAF”), a direct wholly owned subsidiary of NAF Holdings II, LLC (“Parent”).
On April 26, 2009, the Company received a letter from NAF stating that NAF was terminating the Merger Agreement effective immediately, as a result of one or more alleged breaches of covenants and agreements on the part of the Company. On April 27, 2009, the Company replied (the “Letter”) to NAF’s letter stating that it believed that NAF’s allegations were without merit and that no circumstances existed to allow NAF to terminate the agreement. Pursuant to the Letter, the Company terminated the Merger Agreement and reserved all rights against NAF and its affiliates, and against Efrem Gerszberg, the principal of Parent under his personal guarantee.
On July 14, 2009, the Company received a letter from counsel to NAF and Parent advising the Company that NAF and Parent are contemplating litigation against the Company stemming from the terminated Merger Agreement and requesting the Company to preserve certain documents related to its dealing with NAF and Parent.
During the quarter and year to date periods ended June 27, 2009, the Company has incurred approximately $0.1 million and $1.1 million, respectively, in costs, primarily professional fees, related to the Merger Agreement, which were recorded in Tender offer related costs in the unaudited condensed consolidated statement of operations. From the commencement of these activities in 2008, the Company incurred $1.5 million in such costs through June 27, 2009.
Note 11 — Subsequent Events
Amended Facility
As of August 7, 2009 the Company amended the Credit Facility with the Banks to reduce and convert the facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The Amended Facility expires on June 30, 2011 and is secured by substantially all assets of the Company. Borrowings under the Amended Facility are limited by the lesser of $48.0 million or a formula which considers cash, accounts receivable and inventory. Interest rates under the Amended Facility vary with the prime rate or LIBOR. The Amended Facility includes certain covenants which include minimum earnings before interest, taxes, depreciation and amortization (excluding certain charges), maximum capital expenditures, minimum availability, minimum liquidity, letters of credit tied to booked orders, and limitations on when direct debt is permitted. The Amended Facility has other customary provisions for periodic reporting, monitoring, and fees.

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

OVERVIEW
Hampshire Group, Limited is a designer, sourcer and marketer of women’s and men’s sweaters, wovens and knits, and related sportswear in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc. and Item-Eyes, Inc. The Company was established in 1977 and is incorporated in the state of Delaware.
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
Our primary strength is our ability to design, develop, source, and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities that permit us to deliver quality merchandise at a competitive price to our customers.
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
On April 26, 2009, the Company received a letter from NAF stating that NAF was terminating the Merger Agreement effective immediately, as a result of one or more alleged breaches of covenants and agreements on the part of the Company. On April 27, 2009, the Company replied (the “Letter”) to NAF’s letter stating that it believed NAF’s allegations were without merit and that no circumstances existed to allow NAF to terminate the agreement. Pursuant to the Letter, the Company also terminated the Merger Agreement and reserved all rights against NAF and its affiliates, and against Efrem Gerszberg the principal of Parent under his personal guarantee. See Note 10 — Tender Offer to the financial statements.
On July 14, 2009, the Company received a letter from counsel to NAF and Parent advising the Company that NAF and Parent are contemplating litigation against the Company stemming from the terminated Merger Agreement and requesting the Company to preserve certain documents related to its dealing with NAF and Parent.
Management and Board of Directors Changes
On July 29, 2009, Richard A. Mandell resigned as President and Chief Executive Officer, a position he had held since April 15, 2009. Mr. Mandell continues as a director of the Company. Heath L. Golden, who had been serving as Executive Vice President and Chief Operating Officer of the Company, became President and Chief Executive Officer and a director of the Company. On April 15, 2009, Michael S. Culang resigned as the President, Chief Executive Officer and member of the Board of Directors of the Company.

On July 29, 2009, Howard L. Zwilling became President of our women’s division, which consists of our Hampshire Designers and Item Eyes businesses. Mr. Zwilling joined Hampshire with more than 30 years of operational and merchandising expertise in the retail industry and a strong knowledge of the women’s apparel sector from former leadership roles at Jones Apparel Group, McNaughton Apparel Group and Miss Erika Inc. Mr. Zwilling most recently served as Group Chief Executive Officer of Jones Apparel Group’s Moderate Sportswear business, where he maintained full operating responsibility for Miss Erika and Pappagallo, as well as such other brands as Joneswear, Joneswear Studio, Evan Picone, Bandolino, Norton McNaughton, Nine & Company and Rena Rowan.
Effective July 2, 2009, Maura M. Langley resigned as Vice President of Accounting and Reporting, Principal Accounting Officer, and Assistant Secretary. Jonathan W. Norwood, Vice President, Chief Financial Officer, and Treasurer, was appointed Principal Accounting Officer, which is a position he held prior to the fourth quarter of 2008.
On May 8, 2009, the Board elected Harvey L. Sperry as Chairman of the Board, effective immediately. The Board also elected Irwin W. Winter, Mr. Sperry and Herbert Elish to the Company’s Audit Committee, with Mr. Winter serving as chairman. The Board also elected Messrs. Elish, Sperry and Winter to the Company’s Compensation Committee, with Mr. Elish serving as chairman. The Board also elected Messrs. Sperry, Elish and Winter to the Company’s Nominating Committee, with Mr. Sperry serving as chairman.
Messrs. Joel H. Goldberg and Michael L. Jackson resigned as directors on March 26, 2009 and May 1, 2009, respectively.
RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended June 27, 2009 and June 28, 2008
Net Sales
Net sales decreased by 36.3% to $21.0 million for the three months ended June 27, 2009 compared with $32.9 million for the same period last year. The $11.9 million decrease resulted from a decline in volume, principally in our women’s wear businesses, and lower average selling prices due to larger customer allowances as outlined in the table below:

	Quarterly Rate/Volume
		Percentage of
(Dollars in thousands)	Dollars	2008
Net sales quarter ended June 28, 2008	$32,897	100.0%
Volume	(11,432)	(34.8%)
Average net selling prices	(497)	(1.5%)

Net sales quarter ended June 27, 2009	$20,968	63.7%

We believe that the decrease in the volume of our 2009 second quarter net sales reflects the weak retail market and the impact of customers who filed for bankruptcy in 2008. If these retail conditions persist, our net sales and operating results will be adversely affected.
Gross Profit
Gross profit for the three months ended June 27, 2009 was $5.0 million compared with $9.0 million for the same period last year, which reflected a decrease in net sales and a gross profit percentage of 24.0% of net sales for the three months ended June 27, 2009 compared with 27.3% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to an increase in customer allowances in the current weak retail market and an increase in the average unit cost.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended June 27, 2009 were $8.7 million compared with $13.4 million for the same period last year. The decrease in 2009 as compared to 2008 was primarily due to the combined effect of lower compensation and facility expenses, largely due to the 2008 and 2009 Restructurings (See Note 8 — Restructuring Charges to the financial statements), a decline in shipping costs due to lower volumes in the current period, and the reversal of certain accruals related to non-income tax liabilities for which the statute of limitations lapsed.

Restructuring Charges
Restructuring charges for the three months ended June 27, 2009 were $3.4 million compared with $0.4 million for the same period last year and consists primarily of termination benefits and lease exit costs. The increase in the current period was the result of a more substantial plan initiated in April 2009 that eliminated positions at all levels of the Company and consolidated locations as compared to the prior period. We anticipate incurring additional restructuring costs of approximately $1.0 million in 2009.
We believe that the 2009 and 2008 restructuring activities will result in annualized savings from selling, general and administrative expenses of $9.3 million and $3.1 million, respectively. (See Note 8 — Restructuring Charges to the financial statements)
Special Costs
During the three months ended June 27, 2009, Special costs were $1.1 million as compared to $0.5 million for the same period last year. The increase in the current period was principally for legal fees. We expect to incur additional costs in connection with the legal matters involving Messrs. Clayton and Clark (See Note 1 — Basis of Presentation and Note 5 — Commitments and Contingencies the financial statements) and certain other matters. We cannot predict the total cost but believe that future costs could be material.
Tender Offer Related Costs
During the three months ended June 27, 2009, we incurred approximately $0.1 million in costs, primarily professional fees, related to the Merger Agreement. (See Tender Offer and Note 10 — Tender Offer to the financial statements) There were no such costs in the three months ended June 27, 2008. From the commencement of these activities in 2008, we incurred $1.5 million in such costs through June 27, 2009.
Income Taxes
Our provision for income taxes for the quarter ended June 27, 2009 of $0.1 million is comprised of interest and penalties on income tax reserves. Commencing with the fourth quarter of 2008, we determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of $3.4 million or an effective tax rate of 40.5% due to the losses incurred in the quarter ended June 27, 2009. (See Note 6 — Taxes to the financial statements)
The quarter ended June 28, 2008 preceded our determination that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized and we recorded an income tax benefit of $1.9 million resulting in a 37.9% effective tax rate.
Year to Date Comparison — Six Months Ended June 27, 2009 and June 28, 2008
Net Sales
Net sales decreased by 31.1% to $50.0 million for the six months ended June 27, 2009 compared with $72.7 million for the same period last year. The $22.7 million decrease resulted from a decline in volume, principally in our women’s wear businesses, and lower average selling prices due to larger customer allowances as outlined in the table below:

	Year to Date Rate/Volume
		Percentage of
(Dollars in thousands)	Dollars	2008
Net sales six months ended June 28, 2008	$72,660	100.0%
Volume	(22,019)	(30.3%)
Average net selling prices	(596)	(0.8%)

Net sales six months ended June 27, 2009	$50,045	68.9%

We believe that the decrease in the volume in our first six months of 2009 net sales reflects the weak retail market and the impact of customers who filed for bankruptcy in 2008. If these retail conditions persist, our net sales and operating results will be adversely affected.
Gross Profit
Gross profit for the six months ended June 27, 2009 was $11.2 million compared with $18.3 million for the same period last year, which reflected a decrease in net sales and a gross profit percentage of 22.4% of net sales for the six months ended June 27, 2009 compared with 25.2% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to an increase in customer allowances in the weak retail market and an increase in the average unit cost.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the six months ended June 27, 2009 were $19.7 million compared with $28.1 million for the same period last year. The decrease in 2009 as compared to 2008 was primarily due to the combined effect of lower compensation and facility expenses, largely due to the 2008 and 2009 Restructurings (See Note 8 — Restructuring Charges to the financial statements), a decline in shipping costs due to lower volumes in the current period, and the reversal of certain accruals related to non-income tax liabilities for which the statute of limitations lapsed.
Restructuring Charges
Restructuring charges for the six months ended June 27, 2009 were $3.4 million compared with $0.4 million for the same period last year and consists primarily of termination benefits and lease exit costs. The increase in the current period was the result of a more substantial plan initiated in April 2009 that eliminated positions at all levels of the Company and consolidated locations as compared to the prior period. (See Note 8 — Restructuring Charges to the financial statements)
Special Costs
During the six months ended June 27, 2009, Special Costs were $3.0 million as compared to $1.0 million for the same period last year. The increase in the current period was principally for legal fees. We expect to incur additional costs in connection with the legal matters involving Messrs. Clayton and Clark and (See Note 1 — Basis of Presentation and Note 5 Commitments and Contingencies to the financial statements) certain other matters. We cannot predict the total cost but believe that future costs could be material.
Tender Offer Related Costs
During the six months ended June 27, 2009, we incurred approximately $1.1 million in costs, primarily professional fees, related to the Merger Agreement. (See Tender Offer and Note 10 — Tender Offer to the financial statements) There were no such costs in the six months ended June 27, 2008. From the commencement of these activities in 2008, we incurred $1.5 million in such costs through June 27, 2009.
Income Taxes
Our provision for income taxes for the six months ended June 27, 2009 of $0.2 million is comprised of interest and penalties on income tax reserves.
Commencing with the fourth quarter of 2008, we determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of $6.2 million or an effective tax rate of 39.0% due to the losses incurred in the six months ended June 27, 2009. (See Note 6 — Taxes to the financial statements)
The six months ended June 28, 2008 preceded our determination that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized and we recorded an income tax benefit of $4.0 million resulting in a 38.4% effective tax rate.
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
On February 15, 2008, we amended and restated our 2003 Revolving Credit Facility by entering into a $125.0 million Amended and Restated Credit Agreement and Guaranty (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (“Agent”). Our Amended and Restated Credit Agreement included certain financial and other covenants, including a covenant that Hampshire maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis.
Based on our 2008 results, we determined on March 13, 2009 that we were not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant and thus could not borrow or issue letters of credit under the Credit Facility.

We entered into a letter agreement, dated as of April 2, 2009, with HSBC, pursuant to which HSBC reserved all rights and remedies under the Credit Facility and we acknowledged that HSBC may, but is not obligated to, continue to issue trade letters of credit subject to the terms and conditions of the Credit Facility and provided that such new letters of credit are secured by cash and cash equivalents at 105% of their aggregate face amount deposited in an account maintained at HSBC. On May 12, 2009, we entered into a second letter agreement with HSBC pursuant to which we acknowledged that HSBC may, but is not obligated to, continue to issue standby letters of credit subject to the terms and conditions of the Credit Facility and provided that such new standby letters of credit are secured by cash and cash equivalents at 100% of their aggregate face amount deposited in an account maintained at HSBC.
On August 7, 2009, we amended the Credit Facility (the “Amended Facility”) with the Banks to reduce and convert the facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The reduction in size reflects our current business needs and the success we have had in convincing our vendors to accept open terms rather than requiring letters of credit. The financial covenants have been adjusted to provide us with greater flexibility in the operation of our businesses. We believe fees and interest rates under the facility increased to current market rates, although much of this increase will be offset by the reduction in the size of the facility.
The Amended Facility expires on June 30, 2011 and is secured by substantially all assets of the Company. Borrowings under the Amended Facility are limited by the lesser of $48.0 million or a formula which considers cash, accounts receivable and inventory. Interest rates under the Amended Facility vary with the prime rate or LIBOR. The Amended Facility includes certain covenants which include minimum earnings before interest, taxes, depreciation and amortization (net of certain charges), maximum capital expenditures, minimum availability, minimum liquidity, letters of credit tied to booked orders, and limitations on when direct debt is permitted. We expect to be in compliance with the covenants for the next twelve months, though there can be no assurance as compliance is dependent on our future operating performance. The cash collateral and other requirements of the letter agreements were fully rescinded and replaced by terms and conditions in the Amended Facility. The Amended Facility has other customary provisions for periodic reporting, monitoring, and fees.
At June 27, 2009, there were no outstanding borrowings and there were approximately $13.5 million outstanding under letters of credit which were collateralized by cash and reflected as Restricted cash on the unaudited condensed consolidated balance sheet. If we were in compliance with the Credit Facility at June 27, 2009, our borrowing availability would have been approximately $20.0 million, including cash collateral.
Net cash provided by continuing operating activities was $0.4 million for the six months ended June 27, 2009 as compared with $4.1 million used for the same period last year. The change was primarily the result of favorable changes in receivables, inventory, and liability balances in the current period as compared to the prior period partially offset by an increase in the loss from continuing operations and changes in other assets balances in the current period.
At June 27, 2009, letters of credit outstanding were approximately $13.5 million as compared to $49.5 million at June 28, 2008, primarily the result of the Company achieving better terms with vendors. Our deposits with vendors, part of Other current assets, increased approximately $3.4 million from December 31, 2008.
We sold certain assets of our Shane Hunter subsidiary during April 2008 and retained approximately $14.0 million in gross accounts receivable, and $0.2 million of those gross receivables remained uncollected at June 28, 2009. These collections represent the primary component of the $9.8 million of net cash contributed by discontinued operations during 2008.
Net cash used in continuing investing activities was $13.8 million for the six months ended June 27, 2009 as compared with $9.1 million used for the same period last year. The increase in the use of cash in the current period was primarily the result of cash collateral required for letters of credit resulting from the non-compliance of the Credit Facility fixed charge ratio covenant. Capital expenditures primarily related to the build out of our office in New York that accounted for the use of cash in the prior period.
Proceeds of $3.7 million from the disposition of certain assets of our Shane Hunter subsidiary during April 2008 represent the primary component of cash flows provided by investing activities contributed by discontinued operations during 2008.
We believe that the borrowings available to us under the Amended Facility along with cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2008. See Note 1 — Basis for Presentation to the financial statements regarding Recent Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first six months of fiscal year 2009, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2008, which was filed with the SEC on April 9, 2009, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the six months ended June 27, 2009 due to the fact that there were no short-term borrowings during the period.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of June 27, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 27, 2009.
Changes in Internal Control Over Financial Reporting
During the three months ended March 28, 2009, we converted to a new software platform for accounting. The accounting software implementation did not materially affect, nor is it expected to adversely affect, our internal control over financial reporting as the internal controls for the accounting functions for the implemented accounting software were, in most instances, the same or very similar to the internal controls used for the predecessor accounting software, and the software implemented is a more robust platform that enabled us to employ internal controls not possible under the previous software platform.
During the three months ended June 27, 2009, Michael S. Culang resigned as the President, Chief Executive Officer and member of the Board of Directors of Hampshire Group, Limited. On that same day, Richard A. Mandell, a director, was elected President and Chief Executive Officer. On July 29, 2009, Heath L. Golden, who had been serving as Executive Vice President and Chief Operating Officer of the Company, became President and Chief Executive Officer and a director of the Company. Richard A. Mandell remained a director of the Company. The departure of Mr. Culang did not materially affect, nor is it expected to adversely affect, our internal control over financial reporting as Mr. Culang was replaced by a director who is very knowledgeable about the Company, who served as a member of the Audit Committee, and has substantial senior executive experience. We also believe that Mr. Mandell stepping down as President and Chief Executive did not materially affect, nor is it expected to adversely affect, our internal control over financial reporting as Mr. Mandell was replaced by an executive, Mr. Golden, who is very knowledgeable about the Company and its internal controls through the previous positions he held with the Company as General Counsel, Secretary, Vice President of Administration, Executive Vice President and Chief Operating Officer.
Maura M. Langley resigned as Vice President of Accounting and Reporting, Principal Accounting Officer, and Assistant Secretary effective July 2, 2009. The departure of Ms. Langley did not materially affect, nor is it expected to adversely affect, our internal control over financial reporting as Jonathan W. Norwood, Vice President, Chief Financial Officer, and Treasurer, was appointed Principal Accounting Officer, which is a position he held prior to the fourth calendar quarter of 2008. We believe our accounting personnel augmented by a consultant also make it likely that the departure of Ms. Langley did not materially affect, nor is it expected to adversely affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	Such Plans or
Period	Purchased	per Share	or Programs	Programs
March 29, 2009 — May 2, 2009	—	$—	—
May 3, 2009 — May 30, 2009	—	—	—
May 31, 2009 — June 27, 2009	—	—	—

Total	—	$—	—	1,036,490

Under Board approved plans announced on March 17, 2005 and April 26, 2006, the Company may purchase up to 400,000 and 1,000,000 shares, respectively, of our common stock. The plans do not have an expiration date. The maximum number of shares that may yet be purchased under such plans was 1,036,490 at June 27, 2009. The Company suspended purchases under the plans upon the commencement of the Audit Committee Investigation.

Item 6.	Exhibits.
(a) The following exhibits are filed as part of this Report:

10.1	Second Amended and Restated Credit Agreement and Guaranty among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 7, 2009 filed herein.

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: August 7, 2009	By:	/s/ Heath L. Golden
Heath L. Golden
Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan W. Norwood
Jonathan W. Norwood
Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Second Amended and Restated Credit Agreement and Guaranty among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 7, 2009 filed herein.

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002