Form 10-Q
period 2009-09-26
HAMPSHIRE GROUP LTD
filed 2009-11-05
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20201
HAMPSHIRE GROUP, LIMITED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0967107 (I.R.S. Employer Identification No.)

114 W. 41st Street, New York, New York (Address of principal executive offices)	10036 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2009: 5,469,165

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly and Year to Date Periods Ended September 26, 2009

i

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	September 26, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$1,551	$35,098
Accounts receivable, net	40,757	27,881
Other receivables	2,891	4,007
Inventories, net	34,043	10,911
Other current assets	3,955	2,672
Assets of discontinued operations	310	246

Total current assets	83,507	80,815
Fixed assets, net	11,753	13,207
Other assets	3,848	4,684

Total assets	$99,108	$98,706

Current liabilities:
Current portion of long-term debt	$11	$30
Accounts payable	26,699	7,759
Accrued expenses and other liabilities	10,583	11,137
Liabilities of discontinued operations	512	503

Total current liabilities	37,805	19,429

Long-term debt less current portion	115	3
Other long-term liabilities	13,181	14,477

Total liabilities	51,101	33,909

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at September 26, 2009 and December 31, 2008; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at September 26, 2009 and December 31, 2008	824	824
Additional paid-in capital	36,079	36,079
Retained earnings	31,502	48,292
Treasury stock, 2,774,619 shares at cost at September 26, 2009 and December 31, 2008	(20,398)	(20,398)

Total stockholders’ equity	48,007	64,797

Total liabilities and stockholders’ equity	$99,108	$98,706

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$50,869	$80,962	$100,914	$153,622
Cost of goods sold	39,815	63,003	78,649	117,343

Gross profit	11,054	17,959	22,265	36,279
Selling, general, and administrative expenses	9,725	14,393	29,408	42,465
Restructuring charges	768	96	4,184	537
Special costs	588	1,360	3,593	2,328
Tender offer related costs	944	56	2,053	56

Income (loss) from operations	(971)	2,054	(16,973)	(9,107)
Other income (expense):
Interest income	12	106	158	872
Interest expense	(114)	(24)	(197)	(100)
Other, net	(285)	1,666	(311)	1,659

Income (loss) from continuing operations before income taxes	(1,358)	3,802	(17,323)	(6,676)
Income tax provision (benefit)	(785)	957	(579)	(3,066)

Income (loss) from continuing operations	(573)	2,845	(16,744)	(3,610)
Income (loss) from discontinued operations, net of taxes	1	(133)	(46)	(2,474)

Net income (loss)	$(572)	$2,712	$(16,790)	$(6,084)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.44	$(3.06)	$(0.49)
Income (loss) from discontinued operations, net of taxes	—	(0.02)	(0.01)	(0.33)

Net income (loss)	$(0.10)	$0.42	$(3.07)	$(0.82)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.44	$(3.06)	$(0.49)
Income (loss) from discontinued operations, net of taxes	—	(0.02)	(0.01)	(0.33)

Net income (loss)	$(0.10)	$0.42	$(3.07)	$(0.82)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,469	6,441	5,469	7,383

Diluted weighted average number of common shares outstanding	5,469	6,441	5,469	7,383

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2008	8,243,784	$824	$36,079	$48,292	2,774,619	$(20,398)	$64,797
Net loss	—	—	—	(16,790)	—	—	(16,790)

Balance at September 26, 2009	8,243,784	$824	$36,079	$31,502	2,774,619	$(20,398)	$48,007

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(16,790)	$(6,084)
Less: Loss from discontinued operations, net of taxes	(46)	(2,474)

Loss from continuing operations	(16,744)	(3,610)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,927	1,352
Loss on sale or disposal of fixed assets	286	179
Deferred income tax benefit	—	(2,310)
Deferred compensation expense, net	—	92
Excess tax benefits from share-based payment arrangements	—	(102)
Changes in operating assets and liabilities:
Receivables, net	(11,713)	(27,018)
Inventories, net	(23,132)	(29,229)
Other assets	(70)	(567)
Liabilities	17,149	12,554

Net cash provided by (used in) continuing operating activities	(32,297)	(48,659)
Net cash provided by (used in) discontinued operations	(194)	9,046

Net cash provided by (used in) operating activities	(32,491)	(39,613)
Cash flows from investing activities:
Capital expenditures	(282)	(9,475)
Increase in cash restricted for the collateralization of letters of credit	(13,523)	—
Decrease in cash restricted for the collateralization of letters of credit	13,523	—
Proceeds from the sale of fixed assets	25	—

Net cash provided by (used in) continuing investing activities	(257)	(9,475)
Net cash provided by (used in) discontinued operations	—	3,724

Net cash provided by (used in) investing activities	(257)	(5,751)
Cash flows from financing activities:
Proceeds from credit facility	—	16,325
Repayment of credit facility	—	(6,550)
Purchase of treasury stock	—	(11,952)
Repayment of long-term debt	(22)	(34)
Excess tax benefits from share-based payment arrangements	—	102
Capitalized credit facility costs	(777)	(521)

Net cash provided by (used in) financing activities	(799)	(2,630)

Net increase (decrease) in cash and cash equivalents	(33,547)	(47,994)
Cash and cash equivalents at beginning of period	35,098	48,431

Cash and cash equivalents at end of period	$1,551	$437

See accompanying notes to the financial statements.

Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2008. The Company evaluated subsequent events through the date that the unaudited consolidated financial statements were issued and filed with the SEC, which was November 5, 2009. There were no material subsequent events that required recognition or disclosure other than those disclosed in Note 11 — Subsequent Events.
The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2009, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions. In addition, the Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but over 70% of its annual sales in recent years have occurred in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general.
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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in “Other current assets” and “Other assets” as the policy covers a six year period. The Company recognized expense related to this policy in the amount of $0.2 million in the three month periods ended September 26, 2009 and September 27, 2008. The Company recognized expense related to this policy in the amount of $0.5 million in the year to date periods ended September 26, 2009 and September 27, 2008 and in the amount of $1.3 million from inception through September 26, 2009. If the Company enters into settlements and releases with all of its former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, the Company anticipates recognizing $0.7 million in annual expense in each year from 2009 through 2012 and $0.6 million in 2013, which is the end of the policy term.
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
Special Costs incurred since inception of the Audit Committee Investigation were approximately $18.1 million through September 26, 2009. The Company expects to incur additional costs in connection with the lawsuit against Messrs. Clayton and Clark and related matters. The Company cannot predict the total cost, but believes that future costs could be material.
Equity Based Compensation
The Company did not record any expense related to equity awards, as no equity-based compensation was awarded during the three and nine month periods ended September 26, 2009. No stock options or other forms of equity based compensation were outstanding or exercised during the three and nine month periods ended September 26, 2009 and September 27, 2008.

Accounting Standards Updates
In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This standard (codified as Accounting Standards CodificationTM (“ASC”) Topic 105) establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted the provisions of the standard on September 26, 2009, which had no impact on the consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principle Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP (codified as ASC Topic 820-10-65-1) amended FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amended APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard in the quarter ended June 27, 2009, which had no material impact on the consolidated financial statements.
In September 2006, the FASB issued FAS No. 157 (codified as ASC 820), “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The following amendments to FAS No. 157 were effective in 2009:
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
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP (codified as ASC Topic 820-10-65-4) provided additional guidance for estimating fair value in accordance with FAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. The Company adopted the standard in the quarter ended June 27, 2009, which had no material impact on the consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB ASC by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for the Company for the reporting period ending December 31, 2009. The Company does not expect the adoption of ASU 2009-05 to have a significant impact on the consolidated financial statements.
Note 2 — Credit Facility
On February 15, 2008, the Company amended and restated its 2003 Revolving Credit Facility by entering into an Amended and Restated Credit Agreement and Guaranty (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks. The Credit Facility provided up to $125.0 million for revolving credit loans and trade letters of credit with a $10.0 million sub-limit for standby letters of credit and was to expire on April 30, 2013. The Company’s Credit Facility included certain financial and other covenants, including a covenant that the Company maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis.
Based on the Company’s results for 2008, the Company determined on March 13, 2009 that it was not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant and thus could not borrow or issue letters of credit under the Credit Facility.

On August 7, 2009, the Company and the Banks amended and restated the Credit Facility (the “Amended Facility”) and the Company is now in compliance with the covenants of the Amended Facility. The Amended Facility with the Banks reduced and converted the facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The Amended Facility is scheduled to expire on June 30, 2011 and is secured by substantially all assets of the Company. Aggregate borrowing availability under the Amended Facility is limited to the lesser of $48.0 million or a formula which considers cash, accounts receivable and inventory. Interest rates under the Amended Facility vary with the prime rate or LIBOR. The Amended Facility includes certain covenants, which include minimum earnings before interest, taxes, depreciation and amortization (excluding certain charges), maximum capital expenditures, minimum availability, minimum liquidity, letters of credit tied to booked orders, and limitations on when direct debt is permitted. Cash collateral and other requirements of the letter agreements executed after March 13, 2009 were fully rescinded and replaced by terms and conditions of the Amended Facility. The Amended Facility has other customary provisions for periodic reporting, monitoring, and fees.
At September 26, 2009, there were no outstanding borrowings, and there were approximately $6.8 million outstanding under letters of credit. Borrowing availability was approximately $41.2 million at September 26, 2009.
Note 3 — Inventories
Inventories at September 26, 2009 and December 31, 2008 consisted of the following:

(In thousands)	September 26, 2009	December 31, 2008
Finished goods	$34,598	$13,118
Raw materials and supplies	43	54

	34,641	13,172
Less: reserves	(598)	(2,261)

Inventories, net	$34,043	$10,911

Note 4 — Earnings (Loss) Per Share
Set forth in the table below is the reconciliation by quarter of the numerator (earnings (loss) from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings (loss) from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended September 26, 2009:
Basic loss from continuing operations	$(573)	5,469	$(0.10)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(573)	5,469	$(0.10)

Three months ended September 27, 2008:
Basic earnings from continuing operations	$2,845	6,441	$0.44
Effect of dilutive securities:
None outstanding	—	—	—

Diluted earnings from continuing operations	$2,845	6,441	$0.44

Nine months ended September 26, 2009:
Basic loss from continuing operations	$(16,744)	5,469	$(3.06)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(16,744)	5,469	$(3.06)

Nine months ended September 27, 2008:
Basic loss from continuing operations	$(3,610)	7,383	$(0.49)
Effect of dilutive securities:
None outstanding	—	—	—

Diluted loss from continuing operations	$(3,610)	7,383	$(0.49)

There was no equity based compensation outstanding during the nine month periods ended September 26, 2009 and September 27, 2008.

Note 5 — Commitments and Contingencies
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at September 26, 2009 for such unresolved matters. The Company has bonus agreements with certain members of current and former management, which are contingent upon the release of the aforementioned reserve established for past inventory purchases. If the Company determines that this reserve is no longer needed and is released, the bonus payments could be as much as $0.4 million.
On March 7, 2008, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”) against Messrs. Kuttner, Clayton, and Clark. On August 4, 2008, the Company entered into a Stock Purchase and Settlement Agreement and Mutual Releases with Ludwig Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC (together, the “Kuttner Parties”). Under the Agreement, the Company and the Kuttner Parties exchanged releases and the Kuttner Parties sold all of the stock of the Company that they owned to the Company.
On September 10, 2008 and September 19, 2008, Mr. Clayton and Mr. Clark, respectively, filed answers with respect to the claims that the Company filed against them on March 7, 2008, as well as counterclaims against the Company. Mr. Clayton and Mr. Clark denied the Company’s claims against them and asserted claims against the Company for, among other things, certain compensation and benefits related to the termination of their employment with the Company and defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. The filings seek monetary damages. The Company intends to vigorously defend against such claims.
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
Discovery in the litigation with Messrs. Clayton and Clark has been completed. On June 12, 2009, the Company and its directors and officers who are parties to the litigation filed a motion for summary judgment. The motion sought a grant of summary judgment in favor of the Company on certain of its claims against Messrs. Clayton and Clark, including its claim for breach of fiduciary duty. It also sought the dismissal of certain of Messrs. Clayton’s and Clark’s counterclaims against the Company, as well as certain aspects of Mr. Clayton’s complaint against the Company’s directors and officers. Oral argument on the motion for summary judgment was held on September 2, 2009. The Court dismissed Mr. Clayton’s claim for intentional infliction of emotional distress against the Company, as well as his defamation claim against the Company’s directors and officers. The Court denied the remainder of Hampshire’s motion. A trial that was originally scheduled to commence in October 2009 has been rescheduled for December 2009.
Note 6 — Taxes
As of September 26, 2009, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of $6.1 million, including $2.4 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.5 million, including interest and penalties of approximately $1.0 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has both U.S. net operating loss carrybacks and carryforwards. Upon examination, one or more of these net operating loss carrybacks or carryforwards may be limited or disallowed. The statute of limitations with respect to the Company’s federal income tax returns remains open for tax years 2006 and beyond. With limited exceptions, the statute of limitations for state income tax returns remains open for tax years 2002 and beyond. The Company also files income tax returns in Hong Kong for which tax years 2006 and beyond remain open to examination by the Hong Kong Inland Revenue Department.

The Company recorded approximately $1.4 million and $1.9 million of previously unrecognized tax benefits, including interest and penalties of approximately $0.4 million and $0.6 million, during the quarters ended September 26, 2009 and September 27, 2008, respectively, due to the expiration of various statutes.
Commencing with the fourth quarter of 2008, the Company determined it was more likely than not, based on all of the relevant evidence in accordance with GAAP that all of its deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be recognized. Excluding the effect of valuation allowances on the Company’s deferred tax assets, the Company would have realized an income tax benefit of $1.3 million and $7.5 million due to the losses incurred in the quarter and year to date periods ended September 26, 2009, respectively. The effective income tax rate from continuing operations for the quarter and year to date periods ended September 26, 2009, without the impact of these valuation allowances, would have been 93.7% and 43.2%, respectively, as compared to 25.2% and 45.9% for the quarter and year to date periods ended September 27, 2008, respectively.
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
The underlying assets and liabilities of the discontinued operations at September 26, 2009 and December 31, 2008 were as follows:

(In thousands)	September 26, 2009	December 31, 2008
Other receivables	$231	$161
Other current assets	—	6
Other assets	79	79

Assets of discontinued operations	$310	$246

Accounts payable	$236	$263
Accrued expenses and other liabilities	276	240

Liabilities of discontinued operations	$512	$503

The operating results for the discontinued operations for the three and nine month periods ended September 26, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$—	$—	$—	$16,607
Gross profit	$—	$—	$—	$4,077

Income (loss) on discontinued operations before income taxes	$1	$(105)	$(46)	$(417)
Loss on sale of business	—	(28)	—	(3,680)
Benefit for income taxes	—	—	—	1,623

Income (loss) from discontinued operations, net of taxes	$1	$(133)	$(46)	$(2,474)

Note 8 — Restructuring Charges
In each of the two most recent fiscal years, the Company has initiated and implemented a restructuring program.
In May 2008, the Company initiated a restructuring and cost reduction plan (the “2008 Restructuring”) that involved a reduction of its workforce and included the consolidation and relocation of some of its operations, including the closing of its Hauppauge, New York office. In addition to the reduction in workforce, the 2008 Restructuring eliminated certain non-payroll expenses. Key objectives of the 2008 Restructuring included the consolidation of the Company’s women’s divisions into one New York office and the consolidation of certain back office functions into the Company’s South Carolina office. The total personnel reductions during 2008 related to the 2008 Restructuring consisted of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
In April 2009, the Company initiated a second restructuring and cost reduction plan (the “2009 Restructuring”) designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency, and better position itself for the long term. The components of the 2009 Restructuring included a net reduction of over 170 employees, or approximately 50% of the Company’s global workforce, with approximately 110 associated with its China operations, a compensation reduction program applicable to senior-level employees, the elimination of the Company’s 401(k) matching contribution, the reorganization of certain operating functions, and the consolidation of New York and Asian operations. The reduction in the Company’s workforce was necessitated by reduced sales volume and the outsourcing of certain functions, which resulted in the elimination of positions at every level of the Company.
The Company initiated the second phase of the 2009 Restructuring in the third quarter of 2009, which included a reduction of 101 employees with the majority of the activities relating to the Company’s Asian operations. The 2009 Restructuring is expected to be completed during the fourth quarter of 2009. During the nine month period ended September 26, 2009, Restructuring charges incurred were $4.2 million. The Company anticipates incurring additional 2009 Restructuring charges of approximately $0.2 million during the final phase of the 2009 Restructuring in the fourth quarter of 2009.
The following summarizes the charges recognized for the 2009 and 2008 Restructuring programs through the periods ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Personnel reductions	$743	$50	$3,460	$482
Other costs	25	46	724	55

Total	$768	$96	$4,184	$537

A reconciliation of the beginning and ending liability balances for restructuring costs included in the accrued expenses and other liabilities section of the consolidated balance sheet is shown below:

	Three Months Ended
	September 26, 2009			September 27, 2008
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$48	$850	$898	$134	$—	$134
Costs charged to expense	743	25	768	50	46	96
Costs paid or settled	(516)	(121)	(637)	(100)	(21)	(121)

End of period	$275	$754	$1,029	$84	$25	$109

	Nine Months Ended
	September 26, 2009			September 27, 2008
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$72	$—	$72	$—	$—	$—
Costs charged to expense	3,460	889	4,349	482	55	537
Costs paid or settled	(3,257)	(135)	(3,392)	(398)	(30)	(428)

End of period	$275	$754	$1,029	$84	$25	$109

Personnel reductions and other costs, which consist primarily of exit costs related to leased facilities and included the reversal of $0.2 million in deferred rent in the quarter ended June 27, 2009, were charged to Restructuring charges in the consolidated statement of operations in the three and nine month periods ended September 26, 2009 and September 27, 2008.
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at September 26, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	September 26, 2009
Cash equivalents	$233	$—	$—	$233

Note 10 — Tender Offer
The Company announced on February 24, 2009 that it reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp., a direct wholly owned subsidiary of NAF Holdings II, LLC (together with NAF Acquisition Corp., “NAF”). On April 26, 2009, the Company received a letter from NAF stating that NAF was terminating the Merger Agreement effective immediately, as a result of one or more alleged breaches of covenants and agreements on the part of the Company.
On September 28, 2009, the Company entered into a settlement and mutual release agreement (“Settlement”) with NAF, pursuant to which the Company and NAF settled and discharged all claims related to and arising under the Merger Agreement and any ancillary agreements entered into in connection with the negotiation and execution of the Merger Agreement. Under the terms of the Settlement, the Company agreed to reimburse NAF for approximately $0.8 million of approximately $2.1 million in transaction related expenses incurred by NAF in connection with the Merger Agreement.
During the quarter and year to date periods ended September 26, 2009, the Company has incurred approximately $0.9 million and $2.1 million, respectively, in costs related to the Merger Agreement which were recorded in “Tender offer related costs” in the unaudited condensed consolidated statement of operations. The Settlement reimbursement is reflected in both periods. From the commencement of these activities in 2008, the Company has incurred $2.4 million in such costs through September 26, 2009.
Note 11 — Subsequent Events
On October 21, 2009, the Company adopted stock and cash incentive compensation plans, which will be administered by the Board or a committee appointed by the Board.
The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist the Company in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the stockholders. The Stock Plan permits the Company to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards. In connection the adoption of the Stock Plan, the Board approved grants of restricted stock under the Stock Plan totaling 847,500 shares, which consisted of grants to employees, named executive officers, and directors. Ten percent of each award of restricted stock will be subject to time-based vesting with the remaining 90% of each award subject to performance-based vesting.
The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which it will grant annual performance-based bonuses to certain of its employees. The goal of the Bonus Plan is to align the annual interests of the Company’s management and other key employees with those of the Company and its stockholders by providing a cash bonus incentive for meeting annual goals set by the Board of Directors of the Company. Target bonus amounts under the Bonus Plan will be a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved.
On November 4, 2009, the Company renewed its licensing agreement for three years for the design, production and distribution of men’s sweaters under the Geoffrey Beene® brand.

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
Our divisions source the manufacture of their product with factories primarily located in Southeast Asia. Our products are subject to price increases, which we try to offset by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers in U.S. dollars.
The apparel market is highly competitive. Competition is primarily based on product design, price, quality, and service. We face competition from apparel designers, manufacturers, importers, licensors, and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us.
In April 2009, we initiated a restructuring and cost reduction plan (the “2009 Restructuring”) designed to significantly reduce our fixed cost structure, improve our return on invested capital, increase our operating efficiency and better position the Company for the long term. In the quarter ended September 26, 2009, we remained focused on our restructuring efforts as we decentralized our sourcing operations, amended and restated our Credit Facility, and recruited industry veteran Howard Zwilling, to revitalize our women’s business. Mr. Zwilling joined Hampshire with more than 30 years of operational and merchandising expertise in the retail industry and a strong knowledge of the women’s apparel sector from former leadership roles at Jones Apparel Group, McNaughton Apparel Group and Miss Erika Inc. Mr. Zwilling most recently served as Group Chief Executive Officer of Jones Apparel Group’s Moderate Sportswear business, where he maintained full operating responsibility for Miss Erika and Pappagallo, as well as such other brands as Joneswear, Joneswear Studio, Evan Picone, Bandolino, Norton McNaughton, Nine & Company and Rena Rowan.
On August 7, 2009, we amended the Credit Facility (the “Amended Facility”) with the Banks to reduce and convert the facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. At September 26, 2009, there were no outstanding borrowings from the Amended Facility as compared to $9.8 million at September 27, 2008. Letters of credit outstanding were approximately $6.8 million as compared to $39.4 million at September 26, 2009 and September 27, 2008, respectively. We believe the reduction in borrowing and letters of credit in 2009 as compared to 2008 was primarily the result of achieving better terms with our vendors. We had approximately $41.2 million of availability in the Amended Facility at September 26, 2009.
Our selling, general, and administrative expenses for the three months ended September 26, 2009 were $9.7 million compared with $14.4 million for the same period last year, largely the result of the 2009 Restructuring and a 2008 restructuring. We believe that the 2009 and 2008 restructurings will result in annualized savings from selling, general and administrative expenses of approximately $10.0 million and $3.1 million, respectively.

Tender Offer
The Company announced on February 24, 2009 that it reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp., a direct wholly owned subsidiary of NAF Holdings II, LLC (together with NAF Acquisition Corp., “NAF”). On April 26, 2009, the Company received a letter from NAF stating that NAF was terminating the Merger Agreement effective immediately, as a result of one or more alleged breaches of covenants and agreements on the part of the Company.
On September 28, 2009, the Company entered into a settlement and mutual release agreement (“Settlement”) with NAF, pursuant to which the Company and NAF settled and discharged all claims related to and arising under the Merger Agreement and any ancillary agreements entered into in connection with the negotiation and execution of the Merger Agreement. Under the terms of the Settlement, the Company agreed to reimburse NAF for approximately $0.8 million of approximately $2.1 million in transaction related expenses incurred by NAF in connection with the Merger Agreement.
Change in Independent Accountants
On September 28, 2009, we dismissed Deloitte & Touche, LLP as our independent registered public accountants. Concurrently, and upon the recommendation and approval of the Audit Committee, we engaged BDO Seidman, LLP as our independent registered public accountants for the fiscal year ended December 31, 2009. See “Item 4.01 Changes in Registrant’s Certifying Accountant” in our Form 8-K filed with the SEC on October 2, 2009.
Compensation Plans
On October 21, 2009, we adopted stock and cash incentive compensation plans, which will be administered by the Board of Directors (“Board”) or a committee appointed by the Board.
The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist us in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders. The Stock Plan permits us to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards. In connection with the adoption of the Stock Plan, the Board approved grants of restricted stock under the Stock Plan totaling 847,500 shares, which consisted of grants to employees, named executive officers, and directors. Ten percent of each award of restricted stock will be subject to time-based vesting with the remaining 90% of each award subject to performance-based vesting.
In addition, we adopted The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which we will grant annual performance-based bonuses to certain of our employees. The goal of the Bonus Plan is to align the annual interests of our management and other key employees with those of the Company and our stockholders by providing a cash bonus incentive for meeting annual goals set by the Board of Directors of the Company. Target bonus amounts under the Bonus Plan will be a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved.

RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended September 26, 2009 and September 27, 2008
Net Sales
Net sales decreased by 37.2% to $50.9 million for the three months ended September 26, 2009 compared with $81.0 million for the same period last year. The $30.1 million decrease resulted from a decline in volume, principally in our women’s wear businesses, and lower average selling prices due to larger customer allowances as outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2008
Net sales quarter ended September 27, 2008	$80,962	100.0%
Volume	(25,285)	(31.2%)
Average net selling prices	(4,808)	(6.0%)

Net sales quarter ended September 26, 2009	$50,869	62.8%

We believe that the decrease in the volume of our 2009 third quarter net sales reflects the weak retail market and the impact of customers who filed for bankruptcy in 2008. If these retail conditions persist, our net sales and operating results will be adversely affected.
Gross Profit
Gross profit for the three months ended September 26, 2009 was $11.1 million compared with $18.0 million for the same period last year, which reflected a decrease in net sales and a gross profit percentage of 21.7% of net sales for the three months ended September 26, 2009 compared with 22.2% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to an increase in customer allowances in the current weak retail market.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended September 26, 2009 were $9.7 million compared with $14.4 million for the same period last year. The decrease in 2009 as compared to 2008 was primarily due to the combined effect of lower compensation and employee related expenses, largely due to the 2008 and 2009 Restructurings (See Note 8 — Restructuring Charges to the financial statements), a decline in shipping costs due to lower volumes in the current period, and the timing of certain marketing costs, which we expect to incur in the fourth quarter of 2009 and which were incurred in the third quarter of 2008.
Restructuring Charges
Restructuring charges for the three months ended September 26, 2009 were $0.8 million compared with $0.1 million for the same period last year and consisted primarily of termination benefits. The increase in the current period was the result of a plan initiated in April 2009, which eliminated positions at all levels and consolidated certain locations as compared to the prior period. (See Note 8 — Restructuring Charges to the financial statements) We anticipate incurring additional restructuring costs of approximately $0.2 million during the remainder of 2009.
We believe that the 2009 and 2008 restructuring activities will result in annualized savings from selling, general and administrative expenses of approximately $10.0 million and $3.1 million, respectively.
Special Costs
During the three months ended September 26, 2009, Special Costs were $0.6 million as compared to $1.4 million for the same period last year. Special Costs were higher in the prior period as we entered into a stock purchase and settlement agreement and mutual releases with Ludwig Kuttner and certain affiliates during August 2008. (See Note 1 — Basis of Presentation and Note 5 — Commitments and Contingencies the financial statements) We expect to incur additional costs in connection with the legal matters involving Messrs. Clayton and Clark and certain other matters. We cannot predict the total cost but believe that future costs could be material.
Tender Offer Related Costs
During the three months ended September 26, 2009, we incurred approximately $0.9 million in Settlement costs, related to the Settlement. (See Tender Offer and Note 10 — Tender Offer to the financial statements) There were $0.1 million of such costs in the three months ended September 27, 2008. From the commencement of these activities in 2008, we incurred $2.4 million in such costs through September 26, 2009.

Income Taxes
Our income tax benefit for the quarter ended September 26, 2009 of $0.8 million was the result of the release of certain tax reserves that reached their applicable statute of limitations, which were offset by the accrual of additional interest and penalties on remaining income tax reserves. The tax reserves released consisted of approximately $1.4 million of previously unrecognized tax benefits, including interest and penalties of approximately $0.4 million.
Commencing with the fourth quarter of 2008, we determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of $1.3 million or an effective tax rate of 93.7% due to the losses incurred in the quarter ended September 26, 2009. (See Note 6 — Taxes to the financial statements)
The quarter ended September 27, 2008 preceded our determination that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized and we recorded an income tax provision of $1.0 million resulting in a 25.2% effective tax rate. We recorded approximately $1.9 million of previously unrecognized tax benefits, including interest and penalties of approximately $0.6 million, during the quarter ended September 27, 2008 due to the expiration of various statutes.
Year to Date Comparison — Nine Months Ended September 26, 2009 and September 27, 2008
Net Sales
Net sales decreased by 34.3% to $100.9 million for the nine months ended September 26, 2009 compared with $153.6 million for the same period last year. The $52.7 million decrease resulted from a decline in volume, principally in our women’s wear businesses, and lower average selling prices due to larger customer allowances as outlined in the table below:

	Year to Date Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2008
Net sales nine months ended September 27, 2008	$153,622	100.0%
Volume	(47,274)	(30.8%)
Average net selling prices	(5,434)	(3.5%)

Net sales nine months ended September 26, 2009	$100,914	65.7%

We believe that the decrease in the volume in our first nine months of 2009 net sales reflects the weak retail market and the impact of customers who filed for bankruptcy in 2008. If these retail conditions persist, our net sales and operating results will be adversely affected.
Gross Profit
Gross profit for the nine months ended September 26, 2009 was $22.3 million compared with $36.3 million for the same period last year, which reflected a decrease in net sales and a gross profit percentage of 22.1% of net sales for the nine months ended September 26, 2009 compared with 23.6% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to an increase in customer allowances in the weak retail market.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the nine months ended September 26, 2009 were $29.4 million compared with $42.5 million for the same period last year. The decrease in 2009 as compared to 2008 was primarily due to the combined effect of lower compensation and facility expenses, largely due to the 2008 and 2009 Restructurings (See Note 8 — Restructuring Charges to the financial statements), a decline in shipping costs due to lower volumes in the current period, the reversal of certain accruals related to non-income tax liabilities for which the statute of limitations lapsed and the timing of certain marketing costs which we expect to incur in the fourth quarter of 2009 and which were incurred during the third quarter of 2008.

Restructuring Charges
Restructuring charges for the nine months ended September 26, 2009 were $4.2 million compared with $0.5 million for the same period last year and consisted primarily of termination benefits and lease exit costs. The increase in the current period was the result of a plan initiated in April 2009, which eliminated positions at all levels of the Company and consolidated locations as compared to the prior period. (See Note 8 — Restructuring Charges to the financial statements) We anticipate incurring additional restructuring costs of approximately $0.2 million during the remainder of 2009.
We believe that the 2009 and 2008 restructuring activities will result in annualized savings from selling, general and administrative expenses of approximately $10.0 million and $3.1 million, respectively.
Special Costs
During the nine months ended September 26, 2009, Special Costs were $3.6 million as compared to $2.3 million for the same period last year. The increase in the current period was principally for legal fees. We expect to incur additional costs in connection with the legal matters involving Messrs. Clayton and Clark and (See Note 1 — Basis of Presentation and Note 5 Commitments and Contingencies to the financial statements) certain other matters. We cannot predict the total cost but believe that future costs could be material.
Tender Offer Related Costs
During the nine months ended September 26, 2009, we incurred approximately $2.1 million in costs, primarily professional fees, related to the Merger Agreement and Settlement. (See Tender Offer and Note 10 — Tender Offer to the financial statements) There were $0.1 million of such costs in the nine months ended September 27, 2008. From the commencement of these activities in 2008, we incurred $2.4 million in such costs through September 26, 2009.
Income Taxes
Our income tax benefit for the nine months ended September 26, 2009 of $0.6 million was the result of the release of certain tax reserves that reached their applicable statute of limitations, which were offset by the accrual of additional interest and penalties on remaining income tax reserves. The tax reserves released during the quarter ended September 26, 2009 consisted of approximately $1.4 million of previously unrecognized tax benefits, including interest and penalties of approximately $0.4 million.
Commencing with the fourth quarter of 2008, we determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of $7.5 million or an effective tax rate of 43.2% due to the losses incurred in the nine months ended September 26, 2009. (See Note 6 — Taxes to the financial statements)
The nine months ended September 27, 2008 preceded our determination that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized and we recorded an income tax benefit of $3.1 million resulting in a 45.9% effective tax rate. We recorded approximately $1.9 million of previously unrecognized tax benefits, including interest and penalties of approximately $0.6 million, during the quarter ended September 27, 2008 due to the expiration of various statutes.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. Due to the seasonality of the business, we generally reach our maximum borrowing under our revolving credit facility during the third and fourth quarters of the year. Our primary sources of funds to meet our liquidity and capital requirements include funds generated from operations and borrowings under our revolving credit facility.
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
On August 7, 2009, we amended and restated our Credit Facility (the “Amended Facility”) with the Banks to reduce and convert the facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The reduction in size reflects our current business needs and the success we have had in convincing our vendors to accept open terms rather than requiring letters of credit. The financial covenants have been adjusted to provide us with greater flexibility in the operation of our businesses. We believe fees and interest rates under the facility increased to current market rates, although much of this increase will be offset by the reduction in the size of the facility.
The Amended Facility is scheduled to expire on June 30, 2011 and is secured by substantially all assets of the Company. Aggregate borrowing availability under the Amended Facility is limited to the lesser of $48.0 million or a formula which considers cash, accounts receivable and inventory. Interest rates under the Amended Facility vary with the prime rate or LIBOR. The Amended Facility includes certain covenants, which include minimum earnings before interest, taxes, depreciation and amortization (net of certain charges), maximum capital expenditures, minimum availability, minimum liquidity, letters of credit tied to booked orders, and limitations on when direct debt is permitted. We expect to be in compliance with the covenants for the next twelve months, though there can be no assurance as compliance is dependent on our future operating performance. Cash collateral and other requirements of the letter agreements executed after March 13, 2009 were fully rescinded and replaced by terms and conditions in the Amended Facility. The Amended Facility has other customary provisions for periodic reporting, monitoring, and fees.
At September 26, 2009, there were no outstanding borrowings from the Amended Facility with approximately $41.2 million of availability. At September 26, 2009, letters of credit outstanding were approximately $6.8 million as compared to $39.4 million at September 27, 2008, primarily the result of the Company achieving better terms with vendors.
Net cash used by continuing operating activities was $32.3 million for the nine months ended September 26, 2009 as compared with $48.7 million used for the same period last year. The change was primarily the result the decline in 2009 sales volumes and corresponding favorable changes in receivables, inventory and other assets balances as well as an increase in accounts payable due to better terms with vendors in the current period as compared to the prior period. These were offset by an increase in the loss from continuing operations.
We sold certain assets of our Shane Hunter subsidiary during April 2008 and retained approximately $14.0 million in gross accounts receivable, and $0.1 million of those gross receivables remained uncollected at September 27, 2008. These collections represent the primary component of the $9.0 million of net cash contributed by discontinued operations during 2008.
Net cash used in continuing investing activities was $0.3 million for the nine months ended September 26, 2009 as compared with $9.5 million used for the same period last year. Capital expenditure disbursements primarily related to the build out of our office in New York accounted for the use of cash in the prior period.
Proceeds of $3.7 million from the disposition of certain assets of our Shane Hunter subsidiary during April 2008 represent the primary component of cash flows provided by investing activities contributed by discontinued operations during 2008.
Net cash used in financing activities of $2.6 million in the nine months ended September 27, 2008 was primarily the result of $12.0 million in stock purchased as part of a settlement with the Kuttner parties (See Note 1 — Basis of Presentation and Note 5, Commitments and Contingencies to the financial statements) in August 2008 somewhat offset by $9.8 million of Credit Facility net proceeds. The net cash used for the Kuttner party transaction was approximately $10.4 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first nine months of fiscal year 2009, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2008, which was filed with the SEC on April 9, 2009, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the nine months ended September 26, 2009 due to the fact that there were no short-term borrowings during the period.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of September 26, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 26, 2009.
We believe that there were no changes that materially affected or are expected to materially adversely affect our internal control over financial reporting. The following changes to our internal controls occurred during the quarter ended September 26, 2009:
On July 29, 2009, Heath L. Golden, who had been serving as Executive Vice President and Chief Operating Officer of the Company, became President and Chief Executive Officer of the Company, replacing Richard A. Mandell. We believe that Mr. Mandell stepping down as President and Chief Executive did not materially affect, nor is it expected to materially adversely affect, our internal control over financial reporting as Mr. Mandell was replaced by an executive, Mr. Golden, who is knowledgeable about the Company and its internal controls through the previous positions he held with the Company as General Counsel, Secretary, Vice President of Administration, Executive Vice President, and Chief Operating Officer. Mr. Mandell remains a director of the Company.
Maura M. Langley resigned as Vice President of Accounting and Reporting, Principal Accounting Officer, and Assistant Secretary effective July 2, 2009. The departure of Ms. Langley did not materially affect, nor is it expected to materially adversely affect, our internal control over financial reporting as Jonathan W. Norwood, Vice President, Chief Financial Officer, and Treasurer, was appointed Principal Accounting Officer, which is a position he held prior to the fourth calendar quarter of 2008. We also believe that the departure of Ms. Langley did not materially affect, nor is it expected to materially adversely affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total		Part of Publicly	be Purchased Under
	Number of Shares	Average Price Paid	Announced Plans or	Such Plans or
Period	Purchased	per Share	Programs	Programs
June 27, 2009 — August 1, 2009	—	$—	—
August 2, 2009 — August 29, 2009	—	—	—
August 30, 2009 — September 26, 2009	—	—	—

Total	—	$—	—	1,036,490

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:
31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: November 5, 2009	By:	/s/ Heath L. Golden
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