Form 10-K
period 2009-12-31
HAMPSHIRE GROUP LTD
filed 2010-03-22
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Title of Class)
Common Stock, $0.10 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if Smaller Reporting Company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 27, 2009, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $13,651,903. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the Registrant has defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than ten percent of the Registrant’s Common Stock.
Number of shares of Common Stock outstanding as of March 1, 2010: 6,316,665
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement, relative to our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAMPSHIRE GROUP, LIMITED
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

ii

PART I.
Item 1. Business.
Company Overview
General
Hampshire Group, Limited is a provider of women’s and men’s sweaters, wovens and knits, and is a designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries—Hampshire Designers, Inc. and Item-Eyes, Inc., which in turn hold our operating divisions—Women’s and Men’s. The Company was established in 1977 and is incorporated in the state of Delaware.
Our Women’s division is comprised of both our women’s knitwear business, known as Hampshire Designers, and our women’s related sportswear business, known as Item Eyes. Our men’s division, known as Hampshire Brands, offers both sweaters and sportswear.
Our products, both branded and private label, are marketed in the moderate markets through multiple channels of distribution, including national and regional department and chain stores. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our China based subsidiary, assists with our sourcing needs and provides quality control services.
Recent Initiatives
The economic environment that we experienced in 2008, which continued throughout 2009, was characterized by, among other things, a dramatic reduction in consumer spending and substantial tightening of credit markets. Accordingly, our priorities in 2009 included:
•	Restructuring of management. During 2009, in light of a prolonged and accelerating decline in operating results, our Board of Directors initiated a plan to restructure the management team to better position the Company to meet the challenges posed by the economic environment in 2009 and to establish a framework for future growth. This plan resulted in the reduction of senior management from eight to four positions, the departure of five executives, the appointment of Heath L. Golden as President and Chief Executive Officer, and the hiring of Howard L. Zwilling as President of Women’s Apparel. Mr. Zwilling joined us with more than 30 years of operational and merchandising expertise in the retail industry and a strong knowledge of the women’s apparel sector from former leadership roles at Jones Apparel Group.

•	Reducing our overhead to a level commensurate with projected revenue. Our cost reduction efforts have included tighter controls surrounding discretionary spending, a temporary freeze on compensation increases, a temporary reduction in executive compensation, and streamlining initiatives. These initiatives included rationalization of office space and staff reductions, including the consolidation of certain support and production functions and outsourcing of certain corporate functions. In the aggregate, we believe our 2008 and 2009 restructuring efforts will result in over $14.2 million of selling, general and administrative expense savings on an annualized basis.

•	Decentralizing our sourcing to achieve reductions in cost of goods sold. During 2008, we sourced over 95% of our goods within China largely through three Company offices in China, which employed over 130 people and were overseen by a global sourcing executive reporting to the Chief Executive Officer. During 2009, we reduced our China-based organizational structure to 26 employees and one office and are making a concerted effort to explore sourcing opportunities in, among other places, Bangladesh, Vietnam, India and Indonesia. In addition, rather than have sourcing as a corporate function, it is now handled at the division level. We believe this structure results in more effective collaboration between our sales and design teams, on the one hand, and our third party factories, on the other hand, which we believe will ultimately result in a lower cost of goods sold and better ingoing margins.

•	Improving cash flow. Prior to 2009, we paid for virtually all of our goods using letters of credit, which required a credit facility with significant capacity and resulted in meaningful costs. During 2009, we obtained open terms from all of our major suppliers, which has resulted in us increasing our average time outstanding for trade payables to in excess of 39 days and which permitted us to significantly reduce the size of our credit facility and its associated costs.

Our Products
We have significantly expanded and diversified our product lines. In the 1990s, our product line primarily consisted of women’s full-fashion, Luxelon® (acrylic yarn) sweaters marketed under the Designers Originals® label. Although Designers Originals®, now in its 54th year, remains a leading brand at retailers nationwide, our expanded product line permits us to supply many more departments of our existing customers and helps us attract new customers.
Hampshire Designers. Hampshire Designers offers sweaters and knit tops for women under the brands Designers Originals®, Hampshire Studio®, Mercer Street Studio®, and Spring+Mercer®, as well as the private labels of our customers. Hampshire Studio® and Mercer Street Studio® are proprietary labels for two of our largest accounts. Spring+Mercer® is a line that we introduced during 2006 that features more contemporary styling.
Item-Eyes. Item-Eyes markets women’s related sportswear, including jackets, sweaters, pants, skirts, and “soft dressing,” for the moderate market under labels such as Requirements®, and RQT by Requirements®, as well as the private labels of our customers.
Hampshire Brands. For men, we offer sweaters under the licensed names of Geoffrey Beene® and Dockers®, as well as the private labels of our customers. In Fall 2009, in an exclusive arrangement with J. C. Penney Company, Inc. (“JC Penney”), we launched a full sportswear line under the licensed JOE Joseph Abboud® label, which includes sweaters, knits, woven tops, blazers, and a range of men’s bottoms, as well as a tops line under the licensed Alexander Julian Colours® label, which includes sweaters, knits and woven tops. In addition, we introduced our own brand, Spring+Mercer®, for men during 2006, which is a more upscale line featuring luxury blend sweaters, as well as knit and woven tops.
The emphasis with each of the brands is a compelling product that features high quality and good value. Our brands cover the entire range of moderate department store offerings, from “main floor” traditional styles to fashion-forward designer styles.
Our Strengths
We believe that we occupy a strong competitive position in a consolidating industry, which we plan to further solidify through:
Business Focus. We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a result of this process in 2008, we sold certain non-strategic assets of the Shane Hunter division, with the proceeds being redeployed to grow our core businesses. In addition, given the challenging business climate in the better market, we also determined not to proceed with the previously planned 2008 launch of a women’s line targeting the better market under a collection label of the licensed Joseph Abboud® brand. During 2009, our review did not lead to any dispositions of divisions, assets, or licenses. However, we initiated and completed the 2009 restructuring plan. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring and Cost Reduction Plans.
Solid Infrastructure. We are recognized by leading retailers for our compelling product design, high quality-value proposition, sourcing expertise, and commitment to customer service, all of which are important components for major retailers. Our international sourcing abilities permit us to deliver trend right, quality product to each of the tiers of distribution we supply, which are primarily located within the United States. The quality of our garments is assured in a variety of ways. Each garment is manufactured using fine quality yarns and undergoes rigorous quality assurance checks. We utilize our own personnel, as well as factory personnel, independent inspection agencies, and independent test labs to ensure that our products meet the high quality standards required for our brands.
Extensive and Diverse Retail Relationships. Our relationships with major retailers range from national and regional department stores such as Macy’s, Inc. (“Macy’s”), Belk, Inc., and Bon-Ton Stores, Inc., to national chain stores such as JC Penney and Kohl’s Department Stores, Inc. (“Kohls”), to warehouse clubs such as Costco Wholesale Corporation, to off-price retailers such as TJ Maxx, a division of The TJX Companies, Inc., and Ross Stores, Inc.

Our Strategy
Hampshire’s strategies for the future include leveraging our:
Experienced Design and Sourcing Capabilities. We have and continue to invest in high quality design talent and resources, including designers with years of experience, state of the art design software and seamless, real time data and video connectivity to our China office. Each of these initiatives is aimed at further strengthening our design and sourcing efficiencies to ensure our brands fulfill the demand for high quality, value and trend-right product.
Strong Competitive Position. As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering such well-known licensed brands as Geoffrey Beene®, Dockers®, JOE Joseph Abboud® and Alexander Julian Colours® lines. In addition, we are continuing to develop our own contemporary-styled brand, Spring+Mercer®, while concurrently managing our historic core labels, which include Designers Originals®, Hampshire Studio®, Mercer Street Studio®, Requirements®, RQT by Requirements®, and R.E.Q. by Requirements®.
Constant Improvement of our Infrastructure. As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. In 2008, our enterprise resource planning platform was extended across all divisions, and we streamlined back-office functions such as customer service, quality assurance, and supply chain management. In 2009, we implemented a state-of-the-art accounting , analysis, and payables imaging software platform, which we believe will continue to drive efficiency.
Growth Opportunities in Existing and New Channels. We are focused both on growing our sales to retailers in the moderate department and chain store channel, where we believe we are under-penetrated, as well as actively exploring new sales channels including international and shop-at-home.
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
Customers
We have long term relationships with many of our customers. We sell our products principally into the moderate price sector of most major department and chain stores in the United States. Over the past few years, we have seen a decrease in the number of our significant retail customers due to the consolidation of the retail industry and bankruptcy filings by several customers. Sales to our three largest customers, JC Penney, Kohl’s, and Macy’s in 2009 represented 27%, 16%, and 11%, respectively, of total annual sales. These same three customers represented 20%, 15%, and 12%, respectively, of total sales during 2008; and 20%, 16%, and 12%, respectively, of total sales in 2007. For each of the last three years, more than 99% of our sales were to customers located in the United States. Sales outside of the United States were principally to one account in Canada.
Suppliers
We primarily use foreign suppliers for our raw materials and the production of our product. During 2009, the majority of our product was produced by independent manufacturers located in China.
Competition
The apparel market remains highly competitive. Competition is primarily based on design, price, quality, and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from private label programs of the internal sourcing organizations of many of our customers and factories located in Southeast Asia.
Our ability to compete is enhanced by our in-house design capabilities and our international sourcing relationships. Our launch of JOE Joseph Abboud® and Alexander Julian Colours® are the most recent example of our ongoing efforts to deploy our financial resources in a manner that helps develop a competitive advantage by broadening our apparel offering and product lines to reach multiple tiers of distribution.

Seasonality
Although we sell apparel throughout the year, our business is highly seasonal with approximately 70% of annual sales occurring during the third and fourth quarters of 2009, which is consistent with our historical results. This is primarily due to the large concentration of sweaters in our product mix and the seasonality of the apparel industry in general. Accordingly, our inventory typically increases in the second and third quarters to accommodate such anticipated demand.
Effects of Changing Prices
We are subject to increased prices for the products we source. We have historically managed our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operation and, when appropriate, passing along a portion of our cost increases to our customers through higher selling prices. During 2009, our margins were negatively impacted by the combined effect of lower sales volumes, weak sourcing efforts prior to the 2009 restructuring, and higher customer allowances due to a weak retail market.
Backlog
Our sales order backlog as of March 12, 2010 was approximately $101.2 million compared to approximately $95.8 million as of March 12, 2009. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year. The backlog as of March 12, 2010 is expected to be filled during 2010.
Trademarks and Licenses
We consider our owned trademarks to have significant value in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market apparel under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for a three-year term, with an option to renew for an additional three-year period, provided we have met certain sales thresholds. We do not own any patents.
Research and Development Activities
During the last two fiscal years, we did not spend any significant amounts on research and development activities.
Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers’ distribution centers, and invoice electronically, we have developed a number of integrated electronic information systems applications. Over 90% of all of our customer orders for 2009 were received electronically. In some instances, our customers’ computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.
Credit and Collection
We manage our credit and collection functions by approving and monitoring our customers’ credit lines. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The majority of high risk accounts are factored without recourse, if possible, with financial institutions to reduce our high credit risk exposure. We believe that our review procedures and our credit and collection staff have contributed significantly toward minimizing our losses from bad debt.

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
Primary among the trade agreements existing between the United States and certain foreign countries is the World Trade Organization (“WTO”), which is the governing body for international trade among the 151 originating member countries, including the United States. As part of that agreement, international textile and apparel quotas then in existence were phased out over ten years. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. All of our product offerings are now quota free and therefore quantities exported to the United States from China are no longer limited. In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation, including the North American Free Trade Agreement, which has eliminated all apparel tariffs and quotas between Canada, Mexico, and the United States, and legislation granting similar trade benefits to 23 Caribbean countries. Further, Congress passed the African Growth and Opportunity Act in 2000, which gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products exported to the United States.
Compliance with Environmental Laws
We believe that we are in compliance with applicable environmental laws and that such compliance will not have a major adverse financial impact on us. We further believe that there are no environmental matters that are likely to have a significant financial impact on us.
Employees
As of March 1, 2010, we had approximately 149 full-time employees, one of whom is under a collective bargaining agreement, and one part-time employee. We believe our relationship with our employees is good.
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
Effective with the opening of business on January 19, 2007, our common stock was delisted from the Nasdaq Global Market. There is currently no established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Currently, we are not actively seeking to become listed on the Nasdaq Global Market or any other exchange. There can be no assurance that our common stock will again be listed on the Nasdaq Global Market or any other exchange, or that a trading market for our common stock will be established.
We rely on our key customers, and a significant decrease in business from or the loss of any one of these key customers would substantially reduce our revenues and adversely affect our business.
JC Penney, Kohl’s and Macy’s account for a significant portion of our revenues. We do not have long term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties, or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our profitability.
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
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations, and store closings. Over the last few years, several of our customers, including Goody’s, Mervyns, Gottschalks, and Boscov’s, either reorganized or liquidated. We sell our product primarily to national and regional department stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.
Chargebacks and margin support payments may have a material adverse effect on our business.
Consistent with industry practice, we may allow customers to deduct agreed upon amounts from the purchase price for sales allowances, co-op advertising, new store opening discounts, and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by uncontrollable factors, such as general economic conditions, changing fashion trends, and weather conditions, as well as controllable factors, such as wholesale prices, design, merchandising, and the quality of our goods. During recent years, we have experienced a significant increase in the annual amount of margin support needed. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. As part of the 2009 restructuring and reorganization of our management team, we believe we have made the internal changes necessary to improve decision-making on our part, which we believe will lead to an improvement in our margin support needs. If our efforts to reduce the trend in our margin support need are unsuccessful, we will likely continue to experience significant levels of chargebacks and margin support payments, which may further reduce our profitability resulting in a material adverse effect on our business.
We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our net income.
We license from third parties such as Geoffrey Beene®, Dockers®, JOE Joseph Abboud®, and Alexander Julian Colours® brands for specific products. The term of each of our licenses is generally three years, and, we typically have the opportunity to renew or extend the licenses, which are sometimes conditioned upon our meeting certain sales targets. We may not be able to renew or extend these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.
Our failure to anticipate, identify, and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be received successfully by retailers and consumers. If our products are not received successfully by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. If this occurs, our business, financial condition, and results of operations could be materially adversely affected.
We primarily use foreign suppliers for our raw materials and the manufacture of our products, which poses risks to our business operations.
During 2009, most of our products were produced by independent manufacturers located in China. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition, and results of operations:
•	political or labor instability in countries where contractors and suppliers are located;

•	political or military conflict involving the United States;

•	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries, or impoundment of goods for extended periods;

•	a significant decrease in availability or continued increase in cost of raw materials, particularly petroleum-based synthetic fabrics;

•	impact of the global economic downturn on third party factories and their viability;

•	disease epidemics and health-related concerns, such as the SARS, Avian, and H1N1 flu outbreaks in recent years, which could result in closed factories, reduced workforces, and scrutiny or embargo of goods produced in infected areas;

•	imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost effective countries that have the labor force and expertise required;

•	any action that may change the currency exchange rate of the Yuan against the dollar or to permit the exchange rate to float; and

•	significant fluctuation of the value of the dollar against other foreign currencies.
The occurrence of any, some, or all of these events would result in an increase in our costs of goods, which we may not be able to pass on to our customers. This reduction in our gross margin would likely result in an adverse effect on our results of operations.
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
Our sourcing, logistics, and technology functions operate within substantial production and delivery requirements and subject us to the risks associated with unaffiliated manufacturers, transportation, and other factors. If we do not comply with customer product requirements or meet their delivery requirements, our customers could seek reduced purchase prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which would adversely affect our business.

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
Labor disruptions at ports or our suppliers’ facilities, manufacturers’ facilities, or distribution facilities may adversely affect our business.
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
Our ability to manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our internally developed enterprise resource planning system, as over 90% of our orders are received electronically. The failure of this system to operate effectively or to integrate with other systems or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remedy any such failure, problem, or breach.
We operate in a highly competitive and fragmented industry and our failure to compete successfully could result in a loss of one or more significant customers.
The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, retailers, importers, and licensors, many of which have greater financial and marketing resources than we possess. We believe that the principal competitive factors in the apparel industry are:
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
As part of our growth strategy, we may acquire or license new brands and product categories. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration of the acquired business is more costly and takes longer than anticipated, the risk of diversion of the attention and resources of management, risks associated with additional customer concentration and related credit risk, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these risks could have a material adverse effect on our business.

The ultimate resolution of income and other possible tax liabilities may require us to incur expense beyond amounts reserved on our balance sheet or make cash payments beyond those that we anticipated.
Our historic income and other tax positions may be challenged by the appropriate taxing authorities. We believe that we have provided adequate reserves for these tax positions for all periods open under the applicable statutes of limitations, but a challenge by a taxing authority could prove costly to defend as well as to resolve. If the actual liability for taxes exceeds our reserves, earnings could be materially adversely affected and we may be required to make cash payments beyond what we anticipated.
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
In 2008, our Board of Directors (“Board”) approved the creation of our Series A Preferred Stock and adopted a stockholders’ rights plan pursuant to which it declared a dividend of one Series A Preferred Stock purchase right for each share of our common stock held by stockholders of record. The preferred share purchase rights will also attach to any additional shares of common stock issued. Initially, these rights will not be exercisable and will trade with the shares of our common stock. Under the rights plan, these rights will generally be exercisable only if a person or group acquires, or commences a tender or exchange offer, for 15% or more of our common stock. If the rights become exercisable, each right will permit its holder to purchase one one-thousandth of a share of Series A Preferred Stock for the exercise price of $33.00 per right. The rights plan also contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of fifteen percent or more of our common stock, each right will permit its holder, other than the acquiring person or group, to purchase shares of our common stock for a price equal to the quotient obtained by dividing $33.00 per right by one-half the then current market price of our common stock. In addition, if, after a person acquires such ownership, we are later acquired in a merger or similar transaction, each right will permit its holder, other than the acquiring person or group, to purchase shares of the acquiring corporation’s stock for a price equal to the quotient obtained by dividing $33.00 per right by one-half of the then current market price of the acquiring company’s common stock, based on the market price of the acquiring corporation’s stock prior to such merger.
The stockholders’ rights plan and the associated Series A Preferred Stock purchase rights may discourage a hostile takeover and prevent our stockholders from receiving a premium over the prevailing market price for the shares of our common stock.
Global economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.
The direction and relative strength of the global economy has recently deteriorated significantly due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. Economic growth in the United States and other countries continues to be uncertain, and may cause customers to further delay or reduce purchases. These and other macroeconomic factors had an adverse impact in 2009 on the sales of our products.
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
There could be a number of follow-on effects from the credit crisis on our business, including additional insolvencies of certain of our customers and suppliers, and the inability of customers and suppliers to obtain credit financing to finance purchases of our products or the materials used to build those products.
Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 2. Properties.
We lease all of our administrative offices, operations center, sales offices, sourcing offices, and showrooms. Our sales offices and showrooms are in New York, New York. We have administrative offices in Anderson, South Carolina, an operations center in New York, New York, and a sourcing office in Dongguan, China. We believe that all of our properties are well maintained and suitable for their intended use, with the exception being that the landlord of our New York office is currently involved in foreclosure proceedings, which have resulted in significant delays to a building wide capital improvement project. The completion of this project is required under the terms of the lease. We are vigorously pursuing all of our rights and remedies against this landlord.
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
On March 7, 2008, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”) against Messrs. Ludwig Kuttner, Charles Clayton, and Roger Clark, former members of management. On August 4, 2008, the Company entered into a Stock Purchase and Settlement Agreement and Mutual Releases with Mr. Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC (together, the “Kuttner Parties”). Under the Agreement, the Company and the Kuttner Parties exchanged releases of ongoing and potential claims, the Kuttner Parties sold all of the stock of the Company that they owned to the Company for approximately $12.0 million and Mr. Kuttner made a $1.6 million payment to the Company.
On September 10, 2008 and September 19, 2008, Mr. Clayton and Mr. Clark, respectively, filed answers with respect to the claims that the Company filed against them on March 7, 2008, as well as counterclaims against the Company. Mr. Clayton and Mr. Clark denied the Company’s claims against them and asserted claims against the Company for, among other things, certain compensation and benefits, defamation and other damages.
On September 22, 2008, Mr. Clayton filed a third-party complaint against certain of the Company’s directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him, defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, the Company’s bylaws and agreements with the directors and officers, the Company will indemnify the directors and officers if they are held liable to Mr. Clayton for damages and the Company will advance them legal fees incurred in their defense.
On June 12, 2009, the Company and its directors and officers who are parties to the litigation filed a motion for summary judgment. On September 2, 2009, the Court granted the motion in part and dismissed Mr. Clayton’s claim for intentional infliction of emotional distress against the Company, as well as his defamation claim against the Company’s directors and officers. The Court denied the remainder of the Company’s motion and set the remainder of the parties’ claims for trial.
On December 21-24, 2009, the Court held a trial on the Company’s claims, Clayton’s and Clark’s counterclaims, and Clayton’s third-party claims. On December 24, 2009, trial concluded and the Court reserved decision. Pursuant to a scheduling order granted by the Court, the parties filed their opening post-trial briefs on February 16, 2010 and filed their answering post-trial briefs on March 12, 2010. A post-trial argument is scheduled for April 7, 2010.
Item 4. (Removed and Reserved).

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock, $0.10 par value per share, was traded on the Nasdaq Global Market under the symbol HAMP through January 18, 2007. Effective with the opening of business on January 19, 2007, our common stock was delisted from the Nasdaq Global Market. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Costs, as well as Item 8. Financial Statements and Supplementary Data, Note 1 — Organization and Summary of Significant Accounting Policies - Special Costs to the consolidated financial statements.) There is currently no established public trading market for our common stock. Our common stock is currently quoted on the Pink Sheets under the symbol “HAMP.PK”. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
As of March 1, 2010, the Company had 14 stockholders of record of our common stock, although we believe there are a significantly larger number of beneficial owners. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2009 and 2008 as reported by the Pink Sheets:

	2009		2008
	Low	High	Low	High
First Quarter	$1.50	$5.50	$8.70	$14.75
Second Quarter	1.75	5.55	4.00	10.25
Third Quarter	2.00	3.05	5.15	9.00
Fourth Quarter	2.50	3.99	2.05	7.50
The closing stock price on March 17, 2010 was $4.00.
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
We did not purchase any of our common stock during the fourth quarter of 2009.
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for information regarding our equity compensation plan.

Performance Graph
The following information in this Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
The following graph sets forth a comparison of our stock performance, the S&P 500 Composite Index, and the S&P 500 Apparel, Accessories & Luxury Goods Index, in each case assuming an investment of $100 on the last trading day of calendar year 2004 and the accumulation and the reinvestment of dividends, where applicable, paid thereafter through the last trading day of calendar year 2009. The Company chose the S&P 500 Composite Index as a measure of the broad equity market and the S&P 500 Apparel, Accessories & Luxury Goods Index as a measure of its relative industry performance.

	2004	2005	2006	2007	2008	2009
Hampshire Group, Limited	$100	$148	$103	$87	$25	$26
S&P 500 Composite Index	100	105	121	128	81	102
S&P 500 Apparel, Accessories & Luxury Goods Index	100	103	134	93	62	100

Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, included herein in Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data under the captions Statement of Operations Data and Balance Sheet Data as of and for the end of each of the years in the five-year period ended December 31, 2009 are derived from our consolidated financial statements. The statement of operations data includes results from continuing operations, which excludes an extraordinary gain on an acquisition made in 2006 as well as the discontinued operations Marisa Christina and Shane Hunter in 2009, 2008, 2007, and 2006 and of David Brooks in each year presented. Our historical results are not necessarily indicative of results to be expected in any future period. The number of shares and the per share data reflect the two-for-one stock split effective June 28, 2005.

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005

Statement of Operations Data:
Net sales	$165,178	$240,901	$257,046	$280,158	$322,368

Gross profit	39,401	52,201	64,048	71,454	77,529
Selling, general, and administrative expenses	39,715	57,632	57,985	59,256	62,695
Restructuring charges	4,820	580	—	—	—
Goodwill impairment loss	—	8,162	—	—	—
Special costs	4,547	2,995	5,291	6,159	—
Tender offer related costs	2,053	386	—	—	—
Recovery of improper payments	—	—	—	—	(6,013)

Income (loss) from operations	$(11,734)	$(17,554)	$772	$6,039	$20,847

Income (loss) from continuing operations	$(6,006)	$(24,892)	$2,761	$3,341	$11,679

Basic income (loss) per share from continuing operations	$(1.10)	$(3.61)	$0.35	$0.43	$1.43

Diluted income (loss) per share from continuing operations	$(1.10)	$(3.61)	$0.35	$0.43	$1.43

Basic weighted average common shares outstanding	5,482	6,884	7,860	7,855	8,153

Diluted weighted average common shares outstanding	5,482	6,884	7,860	7,862	8,168

	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and short term investments	$33,365	$35,098	$48,431	$70,210	$75,845
Working capital (1)	59,627	61,643	81,466	82,029	91,403
Total assets	86,929	98,706	156,468	147,234	140,120

Long-term liabilities (1)	14,656	14,480	13,539	537	3,024
Total stockholders’ equity	58,849	64,797	106,544	107,577	102,965
Book value per share outstanding	9.32	11.85	13.56	13.69	13.08

(1)	Excludes discontinued operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report and Item 1A — Risk Factors and elsewhere in this report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this report.

OVERVIEW
The following is a graphical illustration (it does not represent an actual time period, actual revenues, actual cash balances, etc.) of the historical seasonal nature of our business.
Our product mix, which has a high concentration of sweaters, skews our revenues to the third and fourth quarters and accounted for approximately 70% of our net sales in 2009. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances, generally requiring draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.
We are a provider of women’s and men’s sweaters, wovens and knits, and a designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc. and Item-Eyes, Inc. which in turn hold our operating divisions — Women’s and Men’s. We were established in 1977 and are incorporated in the state of Delaware.
Our Women’s division is comprised of both our women’s knitwear business, known as Hampshire Designers, Inc. and our of women’s related sportswear business, known as Item Eyes. Our men’s division, known as Hampshire Brands, offers both sweaters and sportswear.

Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution including national and regional department and chain stores. All of our divisions source their product with what we believe are quality manufacturers. Keynote Services, Limited, our subsidiary based in China, assists with our sourcing needs and provides quality control.
Our primary strength is our ability to design, develop, source, and deliver quality products within a given price range, while providing superior levels of customer service. We have developed international sourcing abilities that permit us to deliver quality merchandise at competitive prices to our customers.
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
The 2009 economic environment, a continuation of what we experienced in 2008, was characterized by, among other things, a dramatic reduction in consumer spending and substantial tightening of credit markets. Accordingly, our priorities in 2009 included:
•	Restructuring of management. During 2009, in light of a prolonged and accelerating decline in operating results, our Board initiated a plan to restructure the management team to better position the Company to meet the challenges posed by the economic environment in 2009 and to establish a framework for future growth. This plan resulted in the reduction of senior management from eight to four positions, the departure of five executives, the July 2009 appointment of Heath L. Golden as President and Chief Executive Officer, and the addition of Howard L. Zwilling as President of Women’s Apparel. Mr. Zwilling joined us with more than 30 years of operational and merchandising expertise in the retail industry and a strong knowledge of the women’s apparel sector from former leadership roles at Jones Apparel Group.

•	Reducing our overhead to a level commensurate with projected revenue. Our cost reduction efforts have included tighter controls surrounding discretionary spending, a temporary freeze on compensation increases, a temporary reduction in executive compensation, and streamlining initiatives. These initiatives included rationalization of office space and staff reductions, including the consolidation of certain support and production functions and outsourcing certain corporate functions. In the aggregate, we believe our 2008 and 2009 restructuring efforts will result in over $14.2 million of selling, general, and administrative expense savings on an annualized basis. See Restructuring and Cost Reduction Plans.

•	Decentralizing our sourcing to achieve reductions in cost of goods sold. During 2008, we sourced over 95% of our goods within China largely through three Company offices in China, which employed over 130 people and were overseen by a global sourcing executive reporting to the Chief Executive Officer. We reduced our China-based organizational structure to 26 employees and one office and are making a concerted effort to explore sourcing opportunities in, among other places, Bangladesh, Vietnam, India and Indonesia. In addition, rather than have sourcing as a corporate function, it is now handled at the division level. We believe this structure results in more effective collaboration between our sales and design teams, on the one hand, and our third party factories, on the other hand, which we believe will ultimately result in a lower cost of goods sold and better ingoing margins. See Restructuring and Cost Reduction Plans.

•	Improving cash flow. Prior to 2009, we paid for virtually all of our goods using letters of credit, which required a credit facility with significant capacity and resulted in meaningful costs. During 2009, we obtained open terms from all of our major suppliers, which has resulted in us increasing our average time outstanding for trade payables to in excess of 39 days and which permitted us to significantly reduce the size of our credit facility and its associated costs. See Liquidity and Capital Resources.

In addition, we believe other 2009 initiatives will better the position the Company for the long term.
In August 2009, we amended our $125.0 million credit facility to reduce and convert it to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit. Letters of credit outstanding were approximately $4.6 million at December 31, 2009, as compared to $29.8 million at December 31, 2008. We believe the reduction in letters of credit in 2009 as compared to 2008 was primarily the result of achieving better terms with our vendors. We had approximately $43.4 million of availability under the amended facility at December 31, 2009.
In October 2009, we adopted stock and cash incentive compensation plans, which will be administered by the Board or a committee appointed by the Board. The plans are designed to assist us in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders.
Richard A. Mandell, who served as President and Chief Executive Officer from April 2009 to July 2009, remains a director of the Company and was appointed Chairman of the Board in February 2010. Peter H. Woodward became a director and was named to the Audit Committee in December 2009 and Chairman of the Nominating Committee in February 2010.
Restructuring and Cost Reduction Plans
Over the two most recent fiscal years, we initiated and implemented restructuring programs that will result in over $14.2 million in total annualized savings, a portion of which was realized in 2008 and 2009.
In April 2009, we initiated the 2009 Restructuring (the “2009 Restructuring”) designed to significantly reduce our fixed cost structure, improve our return on invested capital, increase our operating efficiency, and better position us for the long term. The components of the 2009 Restructuring included a net reduction of over 170 employees, or approximately 50% of the our global workforce, with approximately 110 of the positions associated with our China operations, a temporary compensation reduction program applicable to senior-level employees, the suspension of our 401(k) matching contribution, the reorganization of certain operating functions, and the consolidation of our New York and Asian operations. The reduction in our workforce was necessitated by reduced sales volume and the outsourcing of certain functions, which resulted in the elimination of positions at every level of the Company.
In May 2008, we initiated a restructuring and cost reduction plan (the “2008 Restructuring”) that involved a reduction of our workforce and included the consolidation and relocation of some of our operations, including the closing of our Hauppauge, New York office. It also included re-negotiations with our independent third party warehouse provider that led to contractual reductions in pricing. The total personnel reductions during 2008 related to the 2008 Restructuring consisted of approximately 41 employees primarily located in the New York metropolitan region and South Carolina.
Our selling, general, and administrative expenses for the year ended December 31, 2009 were $39.7 million compared with $57.6 million for the same period last year, largely the result of the restructurings.
Both the 2009 and the 2008 restructurings were completed in the fourth quarter of their respective years at a cost of $4.8 million and $0.6 million, respectively, and are reflected in Restructuring Charges on the Consolidated Statement of Operations. See Item 8. Financial Statements and Supplementary Data Note 16 — Restructuring and Cost Reduction Plans to the audited consolidated financial statements for additional discussion of these events.
Compensation Plans
On October 21, 2009, we adopted stock and cash incentive compensation plans, which are administered by the Board or a committee appointed by the Board.
The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist us in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders. The Stock Plan permits us to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards. In connection with the adoption of the Stock Plan, the Board approved grants of restricted stock under the Stock Plan totaling 862,500 shares, which consisted of over 30 grants to employees, managers, named executive officers, and directors. Ten percent of each award of restricted stock will be subject to time-based vesting with the remaining 90% of each award subject to performance-based vesting.

In addition, we adopted the Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which we will grant annual performance-based bonuses to approximately 30 employees, managers, and named executive officers. The goal of the Bonus Plan is to align the annual interests of our management and other key employees with those of the Company and our stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan will be a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved. See Item 8. Financial Statements and Supplementary Data Note 12 - Stock Awards, Compensation Plans, and Retirement Savings Plan to the audited consolidated financial statements for additional discussion of these events.
The Board’s Compensation Committee did not grant a long-term incentive bonus in 2009 or 2010. On March 17, 2010, the Compensation Committee terminated the Long-Term Bonus Plan. Due to the separation from employment of several award recipients, only $0.4 million will potentially be paid out of the $1.3 million in Long-Term Bonus Plan awards granted on February 28, 2008.
Discontinued Operations
We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a part of this review, we disposed and discontinued operations of certain divisions as outlined below.
In 2007, we sold certain assets of our Marisa Christina and David Brooks divisions and ceased their domestic activities. In 2008, we sold certain assets of our Shane Hunter division including inventory, trademarks, and other assets to a buyer which included former members of Shane Hunter’s management. The total purchase price was approximately $3.7 million. In addition, the buyer assumed $0.1 million of liabilities of Shane Hunter. During the year ended December 31, 2008, we recognized a pre-tax loss on the transaction of $3.5 million due to, among other things, the write off of an intangible, severance, transaction related costs, and the acceleration of certain facility lease expenses.
In accordance with U.S. generally accepted accounting principles (“GAAP”), our 2008 consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations. The loss from discontinued operations, net of taxes, was $40,000, $5.0 million, and $2.8 million in the years ended December 31, 2009, 2008, and 2007, respectively. See Item 8. Financial Statements and Supplementary Data Note 14 — Dispositions and Discontinued Operations to the audited consolidated financial statements for additional discussion of these events.
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
Costs related to the tender offer are reflected in Tender offer related costs on the Consolidated Statement of Operations and were $2.1 million and $0.4 million in the years ended December 31, 2009 and 2008, respectively. See Item 8. Financial Statements and Supplementary Data Note 17 — Tender Offer to the audited consolidated financial statements for additional discussion of these events.
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

RESULTS OF CONTINUING OPERATIONS
Years ended December 31, 2009 and 2008
Net Sales
Net sales decreased to $165.2 million in 2009 from $240.9 million in 2008. The $75.7 million decrease resulted from a decline in volume, principally in our women’s division, and lower average selling prices due to larger customer allowances as outlined in the table below:

	Annual Rate/Volume
		Percentage
(In thousands)	Dollars	of 2008
Net sales for the year ended December 31, 2008	$240,901	100.0%
Volume	(64,328)	(26.7%)
Average selling prices	(11,395)	(4.7%)

Net sales for the year ended December 31, 2009	$165,178	68.6%

We believe that the decrease in 2009 volume reflected a weak retail market, poor execution in certain areas of our business prior to the 2009 Restructuring, and the impact of customers who filed for bankruptcy in 2008. If these retail conditions persist, which we believe appears likely, our net sales and operating results will be likely be adversely affected in 2010.
Gross Profit
Gross profit for 2009 was $39.4 million compared with $52.2 million for the same period last year, which reflected the decrease in net sales. The gross profit percentage was 23.9% of net sales for 2009 compared with 21.7% for the same period last year. The increase in the gross profit percentage was due to a reversal of the $5.1 million reserve related to a supplier dispute established in 2002 that we determined in the fourth quarter of 2009 was no longer required. See Item 8. Financial Statements and Supplementary Data Note 6 — Accrued Expenses and Other Liabilities to the audited consolidated financial statements for additional discussion of these events. Excluding the reserve reversal, gross profit declined to 20.8% of 2009 net sales. The decrease in the gross profit percentage was primarily due to an increase in customer allowances. Economic indicators suggest that retail conditions may continue to be uncertain and our gross profit may be adversely affected in 2010.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses for the year ended December 31, 2009 were $39.7 million compared with $57.6 million for the same period last year. The $17.9 million decrease in 2009 as compared to 2008 was primarily due to the combined effect of lower compensation and employee related expenses due to the 2008 and 2009 Restructurings, a $4.0 million decline in warehousing costs due to lower volumes and negotiated reductions in pricing in the current period, and our efforts to reduce other expenses across the Company. However, SG&A expenses remained approximately flat at 24.0% and 23.9% of 2009 and 2008 net sales, respectively, due to the large decline in net sales in 2009.
Special Costs
We report certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, director and officer insurance expense, legal and other expenses related to the now settled arbitration and litigation with Mr. Kuttner, legal matters involving Messrs. Clayton and Clark, and related matters. See Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data Note 1 — Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements for additional discussion of these events.
During the year ended December 31, 2009, we incurred $4.5 million in Special Costs as compared to $3.0 million during the year ended December 31, 2008. Professional fees, principally legal, were higher in 2009, primarily due to ongoing litigation with Messrs. Clayton and Clark. We expect to incur additional costs in connection with the lawsuit against Messrs. Clayton and Clark and related matters. We cannot predict the total cost but believe that future costs could be material. Special Costs incurred since inception of the Audit Committee Investigation were approximately $19.0 million through December 31, 2009.

Other Income (Expense)
The Other, net component of Other income (expense) in the years ended December 31, 2009 and 2008 was $(0.4) million and $1.6 million, respectively. In 2008, $1.6 million was received pursuant to a settlement agreement with Mr. Kuttner and accounted for a majority of the decline in Other, net from 2008 to 2009. See Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data Note 10 — Commitments and Contingencies for additional discussion regarding the settlement agreement.
Income Taxes
Our income tax benefit for the year ended December 31, 2009 of $6.3 million was the result of a $6.6 million receivable for a refund we recorded as a result of a change in U.S. tax laws during the fourth quarter of 2009, allowing us to carry back losses to prior periods. The carry back extended to periods in which statutes had lapsed, thereby re-opening those periods, and leading us to re-establish income tax reserves, partially offsetting the benefit.
During the fourth quarter of 2008, we determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. See Item 8. Financial Statements and Supplementary Data Note 9 — Income Taxes to the audited consolidated financial statements for additional discussion of these events.
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

Our average selling prices increased as we were able to pass along some of the higher product costs incurred in 2008. The decrease in volume was primarily caused by a weak retail market and its negative impact on our customers that has led to the bankruptcies of several of our customers. In addition, we experienced a significant increase in customer allowances during the fourth quarter of 2008, resulting from heavy discounting by our customers in order to accelerate the sale of inventory.
Gross Profit
Gross profit for the year ended December 31, 2008 was $52.2 million compared with $64.0 million for the same period last year, which reflected the combined effect of the decrease in net sales and a decline in the 2008 gross profit percentage to 21.7% of net sales compared with 24.9% in 2007. The decrease in the gross profit percentage was primarily due to a decline in net sales as a result of increases in “in season” off price sales due to customers’ credit issues, bankruptcies, cancellations, and increases in our cost of goods sold that we were unable to fully pass through to our customers, particularly in men’s apparel.
Selling, General, and Administrative Expenses
SG&A expenses for the year ended December 31, 2008 were $57.6 million compared with $58.0 million for the same period in the previous year. The decrease in 2008 as compared to 2007 was primarily due to the combined effect of lower compensation and employee related expenses, largely due to the 2008 Restructuring. These decreases were partially offset by an increase in bad debt expenses for customers who filed for bankruptcy protection, and increases in rent and depreciation, primarily related to facilities in New York, NY as we consolidated operations formerly dispersed over a number of locations during February 2008. SG&A expenses as a percent of net sales was 23.9% and 22.6% for 2008 and 2007, respectively. This increase as a percent of sales in 2008 is primarily due to the decline in sales from 2007.

Loss on Goodwill Impairment
The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting unit to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets.
Based upon tests performed for the fourth quarter of 2008, we recorded an impairment charge of $8.2 million, in connection with the goodwill related to Item-Eyes and Hampshire Designers, leaving no goodwill balance. The 2008 impairment charge reflected the combined impact of deteriorating 2008 economic retail conditions and adverse equity market conditions, which caused a material decline in industry market multiples and lower estimated future cash flows for Item-Eyes and Hampshire Designers. In addition, the then Tender Offer to acquire the common stock of the Company indicated the carrying value of goodwill exceeded its fair value.
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
Other Income (Expense)
The Other, net component of Other income (expense) in the year ended December 31, 2008 reflects the $1.6 million received pursuant to a settlement agreement with Mr. Kuttner. See Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data Note 10 — Commitments and Contingencies for additional discussion regarding the settlement agreement.
Income Taxes
In 2008, we determined it was more likely than not, based on all of the relevant evidence in accordance with GAAP that all of our deferred tax assets would not be utilized in future periods. Our provision for income taxes for the year ended December 31, 2008 of $9.9 million reflects an increase in our deferred tax valuation allowances of $18.9 million. Excluding the valuation allowances, we would have recognized a tax benefit of $9.0 million due to the losses incurred in 2008. See Item 8. Financial Statements and Supplementary Data, Note 9 — Income Taxes to the audited consolidated financial statements for additional discussion of these events.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. Due to the seasonality of the business, we generally reach our highest level of borrowing under our revolving credit facility during the third and fourth quarters of the year. Our primary sources of funds to meet our liquidity and capital requirements include funds generated from operations and borrowings under our revolving credit facility.
On February 15, 2008, we amended and restated our 2003 Revolving Credit Facility by entering into a $125.0 million Amended and Restated Credit Agreement and Guaranty (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (“Agent”). Our Amended and Restated Credit Agreement included certain financial and other covenants, including a covenant that we maintain a fixed charge ratio of consolidated earnings before interest, taxes, depreciation, and amortization of not less than 1.25 to 1.0 of certain fixed charges on the last day of each fiscal quarter on a rolling four quarter basis.
Based on our 2008 results, we determined on March 13, 2009 that we were not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant and thus could not borrow or issue letters of credit under the Credit Facility. The Banks accepted certain letter agreements, which allowed us to issue letters of credit in exchange for cash collateral and other requirements after March 13, 2009 and before the facility was amended and restated.
On August 7, 2009, we amended and restated our Credit Facility (the “Amended Facility”) with the Banks to reduce and convert the facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The reduction in size reflects our current business needs and the success we have had in convincing our vendors to accept open terms rather than requiring letters of credit. The financial covenants have been adjusted to provide us with greater flexibility in the operation of our businesses. Fees and interest rates under the facility increased to current market rates, although we expect that much of this increase will be offset by the reduction in the size of the facility.
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
At December 31, 2009, there were no outstanding borrowings from the Amended Facility with approximately $43.4 million of availability. The highest level of borrowings outstanding during 2009 was $8.4 million. At December 31, 2009, letters of credit outstanding were approximately $4.6 million as compared to $29.8 million at December 31, 2008, primarily the result of the Company achieving better terms with vendors. The highest balance of letters of credit outstanding during the year ended December 31, 2009 was approximately $30.0 million attained during January 2009, with an average balance outstanding for the year of $12.4 million.
We, in the normal course of business, issue binding purchase orders to secure product for future sales to our customers. At December 31, 2009, these open purchase orders amounted to approximately $45.2 million, of which approximately $0.7 million were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit will be received during the first six months of 2010. In addition, there were standby letters of credit for approximately $3.9 million related to other matters.
We believe that the borrowings available to us under the Amended Facility along with cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases, minimum royalty payments, and other obligations at December 31, 2009 were as follows:
Payments Due By Period

		Less
		than 1	1 – 3	3 – 5	After 5
(in thousands)	Total	Year	Years	Years	Years
Long-term debt	$118	$39	$79	$—	$—
Operating leases	64,033	5,074	10,289	9,986	38,684
Royalty payments	9,247	3,888	5,359	—	—
Standby letters of credit	3,922	3,922	—	—	—
Open purchase orders	45,226	45,226	—	—	—
Other commitments	1,301	920	346	17	18

Total (1)	$123,847	$59,069	$16,073	$10,003	$38,702

(1)	Contingent obligations such as those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $0.6 million related to uncertain tax positions, which includes an estimate for interest and penalties.
Net cash used in continuing operating activities was $0.4 million for the year ended December 31, 2009, as compared to net cash used in continuing operating activities of $1.1 million in 2008. The decrease in net cash used by continuing operating activities in 2009 as compared with 2008 was primarily the result of a decrease in the net changes in operating asset and liability balances.
Net cash used in continuing operating activities was $1.1 million for the year ended December 31, 2008, as compared to net cash used in continuing operating activities of $15.3 million in 2007. The decrease in net cash used by continuing operating activities in 2008 as compared with 2007 was primarily the result of a decrease in operating asset balances partially offset by a shift to a loss from continuing operations in 2008 from continuing operations income in 2007. In 2007, there was a build up in accounts receivable and inventory from customer-requested shipment delays of goods throughout the fourth quarter, due to the weak retail environment. In addition, $4.1 million in cash was used to purchase a directors and officers insurance related policy on December 3, 2007. Though the 2008 loss from continuing operations before taxes was $24.9 million, its impact on cash flow from continuing operating activity was much less due to non-cash charges such as depreciation and amortization, the loss on goodwill impairment, and the deferred income tax provision of $1.9 million, $8.2 million, and $12.4 million, respectively.
We sold certain assets of our Shane Hunter subsidiary during April 2008 and retained approximately $14.0 million in gross accounts receivable. As of December 31, 2008, all of those gross receivables were collected and used to provide additional funds for our operations and other general corporate purposes. These collections represent the primary component of the $6.8 million of net cash contributed by discontinued operations during 2008.
Net cash used in continuing investing activities was approximately $0.3 million for the year ended December 31, 2009, as compared to net cash used of $10.3 million and $3.8 million in 2008 and 2007, respectively. The 2008 and 2007 activity primarily reflects capital expenditures related to leasehold improvements to our New York facility, which were substantially completed in 2008.
Net cash used in continuing financing activities in the year ended December 31, 2009 was $0.8 million and primarily reflects costs capitalized with respect to the Amended Facility. Net cash used in continuing financing activities was approximately $12.4 million for the year ended December 31, 2008 as compared to cash provided by continuing financing activities $0.1 million in 2007. We entered into a settlement with the Kuttner parties and purchased their stock for approximately $12.0 million in August 2008. The net cash used for this transaction was approximately $10.4 million. See Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data Note 10 — Commitments and Contingencies for additional discussion regarding the settlement agreement.

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
The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Intangible Assets
The Company’s goodwill, which represents the excess of purchase price over fair value of net assets acquired, was tested for impairment at least on an annual basis. The impairment test involved a comparison of the fair value of its reporting unit, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on the income approach.
The Company performed its annual impairment test during the fourth quarter of each fiscal year and when otherwise warranted. Management evaluated the carrying value of goodwill and determined that the impairment to assets used in continuing operations as of December 31, 2008 was $8.2 million, our entire goodwill balance. See Item 8. Financial Statements and Supplementary Data, Note 5 - Goodwill and Intangible Assets to the audited consolidated financial statements.
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
Inventory Reserves
We analyze out-of-season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, we provide reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed our net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends, and quantities on hand. Some of our products are “classics” and remain saleable from one season to the next, and therefore, generally, no reserves are required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, additional profit will be realized.
Restructuring and Other Operating Lease Obligations
We recognize a liability for costs to terminate an operating lease obligation before the end of its term if we no longer derive an economic benefit from the lease. The liability is recognized and measured at its fair value when we determine that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations.
Discontinued Operations
We have reclassified from continuing operations the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standard Codificationtm (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative U.S. accounting principles used in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The Codification does not replace or affect guidance issued by the SEC or its staff. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right; rather, ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This statement became effective in the third quarter of 2009, and references made to FASB guidance throughout this document have been updated for the Codification.
In September 2006, the FASB issued FAS No. 157 (codified as ASC 820), “Fair Value Measurements” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The following amendments to FAS No. 157 were effective in 2009:
Financial Accounting Staff Bulletin Staff Position (“FSP”) 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the standard for all nonfinancial assets and nonfinancial liabilities effective January 1, 2009, which had no material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP (codified as ASC Topic 820-10-65-4) provided additional guidance for estimating fair value in accordance with FAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. We adopted the standard in the quarter ended June 27, 2009, which had no material impact on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB ASC by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for the Company for the reporting period ending December 31, 2009. We adopted the standard in the quarter ended December 31, 2009, which had no material impact on our consolidated financial statements.
See Item 8. Financial Statements and Supplementary Data, Note 1 — Organization and Summary of Significant Accounting Policies, and Note 11- Fair Value Measurements to our consolidated financial statements.
In April 2009, the FASB issued Financial Accounting Staff Bulletin Staff Position FAS 107-1 and Accounting Principle Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This guidance is now incorporated into ASC 825, “Financial Instruments.” This guidance requires disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. The guidance became effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 825 for the period ended June 30, 2009, and the impact of the adoption was not significant. See Item 8. Financial Statements and Supplementary Data, Note 1 — Organization and Summary of Significant Accounting Policies, and Note 11- Fair Value Measurements to our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is now incorporated into ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 was amended in February 2010 and requires SEC filers to evaluate subsequent events through the date financial statements are filed. ASC 855 became effective for us for the period ended June 30, 2009 and was to be applied prospectively. The impact of adoption was not significant.

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
Our short-term debt has variable rates based on, at our option, the prime interest rate of the lending institution, or the Eurodollar Rate. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the revolving Credit Facility) would have been minimal in 2009 and 2008 due to the negligible short-term borrowings.
In purchasing apparel in international markets, we initiate production orders that require the payment of dollars. Prices are fixed in U.S. dollars at the time the Company submits and order to a vendor; therefore, we do not have any reason to engage in derivative financial instruments to mitigate these market risks.

Item 8. Financial Statements and Supplementary Data.
(a) Audited Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Hampshire Group, Limited
New York, New York
We have audited the accompanying consolidated balance sheet of Hampshire Group, Limited and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Group, Limited and Subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Charlotte, North Carolina
March 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hampshire Group, Limited
Anderson, South Carolina
We have audited the accompanying consolidated balance sheet of Hampshire Group, Limited and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hampshire Group, Limited and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 9 to the consolidated financial statements, beginning January 1, 2007, the Company changed its method for measuring and recognizing tax benefits associated with uncertain tax positions.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, during the quarter ended December 31, 2008, the Company was not in compliance with a covenant in its Credit Facility which raises uncertainty regarding the Company’s ability to fulfill its financial commitments as they become due during 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 7 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 17 to the consolidated financial statements, on February 24, 2009, the Company announced that it reached a definitive agreement to be acquired by NAF Acquisition Corp., a direct wholly owned subsidiary of NAF Holdings II, LLC.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
April 2, 2009

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

(In thousands, except par value and shares)	2009	2008
Current assets:
Cash and cash equivalents	$33,365	$35,098
Accounts receivable, net	21,708	27,881
Other receivables	7,663	4,007
Inventories, net	8,137	10,911
Other current assets	1,606	2,672
Assets of discontinued operations	152	246

Total current assets	72,631	80,815
Fixed assets, net	11,283	13,207
Other assets	3,015	4,684

Total assets	$86,929	$98,706

Current liabilities:
Current portion of long-term debt	$39	$30
Accounts payable	7,256	7,759
Accrued expenses and other liabilities	5,557	11,137
Liabilities of discontinued operations	572	503

Total current liabilities	13,424	19,429

Long-term debt less current portion	79	3
Noncurrent income tax liabilities	6,389	6,339
Deferred rent	7,081	6,610
Other long-term liabilities	1,107	1,528

Total liabilities	28,080	33,909

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at December 31, 2009 and December 31, 2008, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at December 31, 2009 and 2008	824	824
Additional paid-in capital	29,948	36,079
Retained earnings	42,246	48,292
Treasury stock, 1,927,119 and 2,774,619 shares at cost at December 31, 2009 and 2008, respectively	(14,169)	(20,398)

Total stockholders’ equity	58,849	64,797

Total liabilities and stockholders’ equity	$86,929	$98,706

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008, and 2007

(In thousands, except per share data)	2009	2008	2007

Net sales	$165,178	$240,901	$257,046
Cost of goods sold	125,777	188,700	192,998

Gross profit	39,401	52,201	64,048
Selling, general, and administrative expenses	39,715	57,632	57,985
Restructuring charges	4,820	580	—
Goodwill impairment loss	—	8,162	—
Special costs	4,547	2,995	5,291
Tender offer related costs	2,053	386	—

Income (loss) from operations	(11,734)	(17,554)	772
Other income (expense):
Interest income	176	1,141	1,698
Interest expense	(323)	(195)	(386)
Other, net	(376)	1,622	(10)

Income (loss) from continuing operations before income taxes	(12,257)	(14,986)	2,074
Income tax provision (benefit)	(6,251)	9,906	(687)

Income (loss) from continuing operations	(6,006)	(24,892)	2,761
Loss from discontinued operations, net of taxes	(40)	(5,005)	(2,765)

Net loss	$(6,046)	$(29,897)	$(4)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1.10)	$(3.61)	$0.35
Loss from discontinued operations, net of taxes	(0.01)	(0.73)	(0.35)

Net loss	$(1.11)	$(4.34)	$—

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.10)	$(3.61)	$0.35
Loss from discontinued operations, net of taxes	(0.01)	(0.73)	(0.35)

Net loss	$(1.11)	$(4.34)	$—

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,482	6,884	7,860

Diluted weighted average number of common shares outstanding	5,482	6,884	7,860

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008, and 2007

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2006	8,243,784	$824	$35,747	$79,452	384,279	$(8,446)	$107,577

Cumulative effect of change in accounting principle (See Note 9)	—	—	—	(1,259)	—	—	(1,259)
Net loss	—	—	—	(4)	—	—	(4)
Tax benefits from share-based payment arrangements	—	—	230	—	—	—	230
Deferred compensation payable in Company shares	—	—	—	—	58,100	261	261
Shares held in trust for deferred compensation liability	—	—	—	—	(58,100)	(261)	(261)

Balance at December 31, 2007	8,243,784	824	35,977	78,189	384,279	(8,446)	106,544

Net loss	—	—	—	(29,897)	—	—	(29,897)
Tax benefits from share-based payment arrangements	—	—	102	—	—	—	102
Purchase of treasury stock	—	—	—	—	2,390,340	(11,952)	(11,952)

Balance at December 31, 2008	8,243,784	824	36,079	48,292	2,774,619	(20,398)	64,797

Net loss	—	—	—	(6,046)	—	—	(6,046)
Restricted stock grants	—	—	(6,229)	—	(847,500)	6,229	—
Stock based compensation — restricted stock	—	—	98	—	—	—	98

Balance at December 31, 2009	8,243,784	$824	$29,948	$42,246	1,927,119	$(14,169)	$58,849

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008, and 2007

(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net loss	$(6,046)	$(29,897)	$(4)
Less: Loss from discontinued operations, net of taxes	40	5,005	2,765

Loss from continuing operations	(6,006)	(24,892)	2,761
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,549	1,902	783
Loss on goodwill impairment	—	8,162	—
Reversal of supplier dispute accrual	(5,081)	—	—
Non-cash restructuring charges	1,210	—	—
Non-cash equity compensation	98	—	—
Loss (gain) on sale of fixed assets	331	203	(55)
Deferred income tax provision (benefit)	—	12,357	(1,150)
Deferred compensation expense, net	—	92	776
Tax benefit from employee stock plans and other	—	—	(6)
Excess tax benefits from share-based payment arrangements	—	(102)	(230)
Changes in operating assets and liabilities:
Receivables, net	2,517	1,411	(7,714)
Inventories, net	2,774	6,551	(1,077)
Other assets	2,263	32	(4,395)
Liabilities	(1,104)	(6,852)	(5,010)

Net cash provided by (used in) continuing operating activities	(449)	(1,136)	(15,317)
Net cash provided by (used in) discontinued operations	(145)	6,782	(8,159)

Net cash provided by (used in) operating activities	(594)	5,646	(23,476)
Cash flows from investing activities:
Capital expenditures	(359)	(10,291)	(3,895)
Proceeds from sales of fixed assets	27	—	128

Net cash provided by (used in) continuing investing activities	(332)	(10,291)	(3,767)
Net cash provided by (used in) discontinued operations	—	3,724	5,339

Net cash provided by (used in) investing activities	(332)	(6,567)	1,572
Cash flows from financing activities:
Increase in cash restricted for the collateralization of letters of credit	(13,523)	—	—
Decrease in cash restricted for the collateralization of letters of credit	13,523	—	—
Proceeds from line of credit	14,645	44,875	39,805
Repayment of line of credit	(14,645)	(44,875)	(39,805)
Purchase of treasury stock, net	—	(11,952)	—
Repayment of long-term debt and financing fees on credit facility	(30)	(41)	(105)
Excess tax benefits from share-based payment arrangements	—	102	230
Capitalized credit facility costs	(777)	(521)	—

Net cash provided by (used in) continuing financing activities	(807)	(12,412)	125
Net cash provided by (used in) discontinued operations	—	—	—

Net cash provided by (used in) financing activities	(807)	(12,412)	125

Net increase (decrease) in cash and cash equivalents	(1,733)	(13,333)	(21,779)
Cash and cash equivalents at beginning of year	35,098	48,431	70,210

Cash and cash equivalents at end of year	$33,365	$35,098	$48,431

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$554	$70	$1,979
Cash paid during the year for interest	294	185	388
Equipment acquired under capital lease	115	—	85
Settlement of deferred compensation liabilities with trading securities	—	—	3,040
Liabilities for construction in progress	—	—	3,165
See accompanying notes to consolidated financial statements.

Note 1 — Organization and Summary of Significant Accounting Policies
Organization
Hampshire Group, Limited (“Hampshire Group” or the “Company”), through its wholly owned subsidiaries Hampshire Designers, Inc. (“Hampshire Designers”), Item-Eyes, Inc. (“Item-Eyes”), and Keynote Services, Limited (“Keynote Services”), engages in the apparel business and operates as one segment as its subsidiaries have similar economic characteristics. The Company’s corporate offices, sales, and showrooms are in New York, NY with back office functions in Anderson, SC. Hampshire Designers and Item-Eyes, source the manufacture of their products worldwide from manufacturers and their products are sold primarily in the United States to various national and regional department stores and mass merchant retailers. Keynote Services, a subsidiary of Hampshire Designers based in China, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.
Summary of Significant Accounting Policies
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 9 — Income Taxes.

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
Inventory Reserves
The Company analyzes out-of-season merchandise on an individual stock keeping unit or SKU basis, to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company’s products are “classics” and remain saleable from one season to the next and therefore no reserves are generally required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.
Restructuring and Other Operating Lease Obligations
The Company recognizes a liability for costs to terminate an operating lease obligation before the end of its term and no longer derives economic benefit from the lease. The liability is recognized and measured at its fair value when the Company determines that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations.
Intangible Assets
The Company’s goodwill, which represents the excess of purchase price over fair value of net assets acquired, was tested for impairment at least on an annual basis. The impairment test involved a comparison of the fair value of its reporting unit with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on the income approach.
The Company performed its annual impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
The Company also evaluates impairment of other intangible assets when events or changes in circumstances indicate the recovery of the carrying amount should be addressed. Management has evaluated the carrying value of intangible assets and has determined that the impairment to assets used in continuing operations as of December 31, 2008 was $8.2 million, related to the impairment of the entire goodwill balance. See Note 5 — Goodwill and Intangible Assets.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The foreign currency translation gains or losses related to the Company’s foreign subsidiary from its functional currency into U.S. dollars are not significant to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. The fair value of long-term debt is disclosed in Note 7 — Borrowings. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2009 and 2008, due to the short-term nature of the items. See Note 11 — Fair Value Measurements.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.
Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less from the date of purchase. At December 31, 2009 and 2008, interest bearing amounts were approximately $31.2 million and $35.1 million, respectively. A significant amount of the Company’s cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits. See Note 11 — Fair Value Measurements.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in GAAP, and records impairment losses on such assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
Other Assets
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy (“Special D&O Insurance) against a suit brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly. The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in other current and long term assets as the payment covers a six year policy period. The Company recognized expense related to this policy in the amount of $0.7 million, $0.7 million, and $0.1 million in 2009, 2008, and 2007, respectively, and anticipates recognizing $0.7 million in expense in each year from 2010 through 2012 and $0.6 million in 2013, which is the end of policy term. See Special Costs and Note 10 — Commitments and Contingencies.
Revenue Recognition
The Company recognizes sales revenue upon shipment of goods to customers, net of discounts, and the Company’s estimate of returns, allowances, and co-op advertising.
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general, and administrative expenses. Total advertising costs for the years ended December 31, 2009, 2008, and 2007 totaled approximately $1.0 million, $1.9 million, and $2.1 million, respectively.
Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in Selling, general, and administrative expenses. Total shipping and freight costs for the years ended December 31, 2009, 2008, and 2007 totaled approximately $1.1 million, $2.0 million, and $1.8 million, respectively.

Special Costs
In 2006, the Audit Committee (the “Audit Committee”) of the Board of Directors (“Board”) commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting, and accounting for expense reimbursements, in each case involving certain members of the Company’s former management (“Audit Committee Investigation”).
The Company reports certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director of the Company, legal matters involving former employees Charles Clayton and Roger Clark, and related matters. See Note 10 — Commitments and Contingencies.
During the years ended December 31, 2009, 2008, and 2007, the Company incurred $4.5 million, $3.0 million, and $5.3 million in Special Costs, respectively. Special Costs incurred since inception of the Audit Committee Investigation were approximately $19.0 million through December 31, 2009. The Company expects to incur additional costs in connection with the lawsuit involving Messrs. Clayton and Clark and related matters. The Company cannot predict the total cost but believes that future costs could be material.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company’s outstanding restricted stock grants. The weighted-average number of shares outstanding and the weighted-average number of diluted shares outstanding are calculated in accordance with GAAP.
Stock Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company awards market-based restricted stock to employees, managers, named executive officers, and directors.
The Company recorded expense related to stock based compensation of $0.1 million during the year ended December 31, 2009. There was no stock based compensation expense in the years ended December 31, 2008 and 2007. The Company’s stock-based employee compensation plans are described more fully in Note 12 — Stock Awards, Compensation Plans, and Retirement Savings Plan.
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
Discontinued Operations
In accordance with GAAP, the accompanying consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.

Recent Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standard CodificationTM (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification (“ASC”) as the source of authoritative U.S. accounting principles used in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The Codification does not replace or affect guidance issued by the SEC or its staff. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right; rather, ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This statement became effective in the third quarter of 2009, and references made to FASB guidance throughout this document have been updated for the Codification.
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
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB ASC by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for the Company for the reporting period ending December 31, 2009. The Company adopted the standard in the quarter ended December 31, 2009, which had no material impact on the consolidated financial statements.
See Item 8. Financial Statements and Supplementary Data, Note 1 — Organization and Summary of Significant Accounting Policies, and Note 11- Fair Value Measurements to our consolidated financial statements.
In April 2009, the FASB issued Financial Accounting Staff Bulletin Staff Position FAS 107-1 and Accounting Principle Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This guidance is now incorporated into ASC 825, “Financial Instruments.” This guidance requires disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. The guidance became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 825 for the period ended June 30, 2009, and the impact of the adoption was not significant; see Note 11 to the consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is now incorporated into ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 was amended in February 2010 and requires SEC filers to evaluate subsequent events through the date financial statements are issued. ASC 855 became effective for the Company for the period ended June 30, 2009 and was to be applied prospectively. The impact of adoption was not significant.

Note 2 — Receivables and Major Customers
The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2009 and 2008 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs, and for sales and markdown allowances of approximately $21.8 million and $23.1 million, respectively.
The Company sells principally to department stores, catalog companies, specialty stores, mass merchants, and other retailers located principally in the United States. The Company’s sales to its three largest customers for the year ended December 31, 2009 represented 27%, 16%, and 11% of total sales. For the year ended December 31, 2008, these three major customers represented 20%, 15%, and 12% of total sales. For the year ended December 31, 2007, these three customers represented 20%, 16%, and 12% of total sales. At December 31, 2009 and 2008, 72% and 63%, respectively, of the total gross trade receivables were due from these major customers.
The major components of other receivables at December 31, 2009 and 2008 were as follows:

(In thousands)	2009	2008
Income tax refunds receivable	$6,650	$2,650
Current duty refunds receivable and related interest	724	854
Other	289	503

Other receivables	$7,663	$4,007

In addition, the Company had non-current duty refunds receivable and related interest of $0.6 million that was classified in Other assets at December 31, 2008.
Note 3 — Inventories
Inventories at December 31, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008
Finished goods	$8,340	$13,118
Raw materials and supplies	37	54

Total cost	8,377	13,172
Less: reserves	(240)	(2,261)

Inventories, net	$8,137	$10,911

Note 4 — Fixed Assets
Fixed assets at December 31, 2009 and 2008 consisted of the following:

(In thousands)	Estimated Useful Lives	2009	2008
Leasehold improvements	5 – 15 years	$7,429	$7,461
Machinery and equipment	3 – 7 years	3,833	5,492
Furniture and fixtures	3 – 7 years	3,995	4,205
Software	3 years	1,339	1,064
Vehicles	3 years	—	10
Construction in progress	—	20	182

Total cost		16,616	18,414
Less: accumulated depreciation		(5,333)	(5,207)

Fixed assets, net		$11,283	$13,207

The Company entered into a 15 year, one month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The Company’s capital expenditures related to the space was approximately $12.6 million. The net cash outlays related to these capital expenditures was approximately $8.3 million, as the lease provided for $4.3 million in landlord allowance reimbursements that were received in 2008. These incentives are recorded as a reduction of rent expense over the life of the lease. The Company has occupied the office space since February 2008. See Note 10 — Commitments and Contingencies.
Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was approximately $2.0 million, $1.8 million, and $0.8 million, respectively.
Note 5 — Goodwill and Other Intangible Assets
GAAP specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.
The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting unit as defined to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets.
Based upon tests performed during the fourth quarter of 2008, the Company recorded an impairment charge of $8.2 million in connection with the goodwill primarily related to Item-Eyes. The 2008 impairment charge reflected economic conditions, adverse equity market conditions which have caused a material decline in industry market multiples, and lower estimated future cash flows of Item-Eyes as a result of the decline in retail activity during 2008.
The following tables highlight the Company’s intangible assets included in Other assets:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Amortized Intangibles:
Capitalized credit facility Fees	$1,085	$357	$554	$93

(In thousands)	2009	2008	2007
Amortization Expense	$510	$93	$—

The credit facility expires in June 2011. Amortization expense for each fiscal year ending December 31, 2010 and 2011 is expected to be approximately $0.5 million and $0.2 million, respectively. See Note 7 — Borrowings.

Note 6 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008
Reserve for supplier disputes	$—	$5,081
Compensation, benefits, and related taxes	1,162	2,100
Accrued rent	901	—
Income tax reserves	638	1,065
Loss on sublease	565	66
Royalties	325	695
Other	1,966	2,130

Accrued expenses and other liabilities	$5,557	$11,137

In addition, the Company has a non-current loss on sublease of $0.8 million and $0.2 million that is classified in Other long-term liabilities at December 31, 2009 and 2008, respectively. See Note 16 — Restructuring and Cost Reduction Plans.
Prior to 2003, the Company was advised that certain of its suppliers would not be able to deliver finished product as agreed. In connection with this situation, the Company established a reserve in the amount of $7.5 million during 2002 for costs of past inventory purchases which had not yet been paid to the supplier and other matters arising from these events and has accordingly adjusted the reserve for ongoing activity. The reserve balance was $5.1 million at December 31, 2008 for such unresolved matters. In the fourth quarter of 2009, the Company determined that the $5.1 million liability was no longer probable for, among other things, the lapse of regulatory and contractual statutes of limitations regarding potential claims by interested parties and reversed the reserve against cost of sales.
Note 7 — Borrowings
Long-Term Debt
Long-term debt, which is collateralized by equipment, at December 31, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008
Note payable in monthly installments of $3 including interest at 5.66%	$3	$33
Note payable in monthly installments of $4 including interest at 6.15%	115	—

Total long-term debt	118	33
Less: amount payable within one year	(39)	(30)

Amount payable after one year	$79	$3

The fair value of the long-term debt at December 31, 2009 and 2008, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.
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

Based on the Company’s results for 2008, the Company determined on March 13, 2009 that it was not in compliance with the Credit Facility’s consolidated fixed charge ratio covenant. As a result of this non-compliance, the Banks were entitled to terminate the Credit Facility and demand immediate repayment. The Company was not permitted to borrow under the Credit Facility and the issuance of letters of credit for the Company’s account was restricted. Thus, it was uncertain as to whether the Company’s cash balance and cash flows from operations would adequately meet the Company’s obligations and, in turn, cause substantial liquidity problems and prevent the Company from operating its business. On August 7, 2009, the Company and the Banks amended and restated the Credit Facility (the “Amended Facility”) and the Company is now in compliance with the covenants of the Amended Facility.
The Amended Facility with the Banks reduced and converted the facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The Amended Facility is scheduled to expire on June 30, 2011 and is secured by substantially all assets of the Company. Aggregate borrowing availability under the Amended Facility is limited to the lesser of $48.0 million or a formula which considers cash, accounts receivable and inventory. Interest rates under the Amended Facility vary with the prime rate or LIBOR. The Amended Facility includes certain covenants, which include minimum earnings before interest, taxes, depreciation and amortization (excluding certain charges), maximum capital expenditures, minimum availability, minimum liquidity, letters of credit tied to booked orders, and limitations on when direct debt is permitted. Cash collateral and other requirements of the letter agreements executed after March 13, 2009 were fully rescinded and replaced by terms and conditions of the Amended Facility. The Amended Facility has other customary provisions for periodic reporting, monitoring, and fees. The Company’s 2009 borrowings, which covered a period of approximately one month in the fourth quarter of 2009, were at an effective interest rate of 6.25%.
At December 31, 2009, there were no outstanding borrowings and approximately $4.6 million outstanding under letters of credit. Borrowing availability was approximately $43.4 million at December 31, 2009.
Note 8 — Stockholder Rights Plan
On August 13, 2008, the Board adopted a Stockholder Rights Plan (the “Rights Plan”) in which preferred share purchase rights (a “Right”) were distributed as a dividend at the rate of one Right for each outstanding share of common stock as of the close of business on August 25, 2008. There were 5,469,165 outstanding shares of common stock on August 25, 2008, and the Rights extend to shares issued after this date. The Rights are intended to enable all of the Company’s stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover. The Rights will expire on August 23, 2013.
Each Right will entitle stockholders, in certain circumstances, to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $33.00. The Rights will be exercisable and transferable apart from the common stock only if a person or group acquires beneficial ownership of 15% or more of the common stock (such person or group, an “Acquiring Person”) (except, subject to certain limitations, for stockholders who, together with their affiliates and associates, in excess of 15% of the common stock) as of August 13, 2008 or commences a tender or exchange offer upon consummation of which a person or group would own 15% or more of the outstanding common stock.
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
The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time until a person or group has become an Acquiring Person.

Note 9 — Income Taxes
The income tax provision (benefit) related to continuing operations consisted of the following:

(In thousands)	2009	2008	2007
Current:
Federal	$(6,539)	$(1,817)	$(147)
Foreign	40	191	37
State and local	248	(825)	573

Total current	(6,251)	(2,451)	463
Deferred:
Federal	—	10,253	(826)
State and local	—	2,104	(324)

Total deferred	—	12,357	(1,150)

Total tax provision (benefit)	$(6,251)	$9,906	$(687)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Deferred tax assets:
Basis in intangible assets	$805	$924
Basis in fixed assets	345	330
Accounts receivable reserves	2,938	3,570
Inventory reserves	456	1,424
Unrecognized tax benefits	2,404	2,636
All other accrued expenses	4,821	5,985
Deferred compensation	23	396
Net operating loss carryforwards	6,823	5,162
Charitable contribution and capital loss carryforwards	232	168

Total deferred tax assets	18,847	20,595
Less: valuation allowances	(18,847)	(20,595)

Net deferred tax assets	$—	$—

GAAP requires companies to assess whether valuation allowances should be established against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current and/or previous losses are given more weight than its future projections. A recent three-year historical cumulative loss is considered a significant factor that is difficult to overcome.
In 2008, the Company evaluated its deferred tax assets each reporting period, including assessment of its cumulative loss over the prior three-year period, to determine if valuation allowances were required. A significant negative factor that was difficult to overcome was the Company’s three-year historical cumulative loss as of December 31, 2008. This, combined with uncertain near-term economic conditions, reduced the Company’s ability to rely on its projections of future taxable income in establishing its deferred tax assets valuation allowance. GAAP guidelines require that a full valuation allowance be established on all of the Company’s net deferred tax assets due to events and developments that occurred during the fourth quarter of 2008. Accordingly, the Company increased its deferred tax asset valuation allowance by $18.9 million through a charge to tax expense in the fourth quarter of 2008.

The increase in the valuation allowance did not have an impact on the Company’s cash position, nor did such an increase preclude the Company from using loss carryforwards or carrybacks, tax credits or other deferred tax assets in the future. Further, the increase in the valuation allowance was not the result of a significant change in the Company’s view of its long-term financial outlook.
During 2009, the Company was unable to produce enough positive evidence to overcome the preponderance of negative evidence. Thus, as of December 31, 2009, the Company maintained a valuation allowance equivalent to the total net deferred tax assets.
The following table reconciles income tax provision (benefit) from continuing operations computed at the U.S. federal statutory tax rates to income tax provision (benefit):

(In thousands except percentages)	2009	2008	2007
Federal income tax rate	34%	34%	35%

Rate applied to pre-tax income	$(4,181)	$(5,090)	$738
State taxes, net of federal tax benefit	(750)	(793)	162
Changes in uncertain tax positions	184	(368)	(1,093)
Changes in valuation allowances	(1,748)	15,894	(695)
Permanent differences, net	(4)	(224)	56
Other, net	248	487	145

Income tax provision (benefit)	$(6,251)	$9,906	$(687)

The Company adopted the provisions of “Accounting for Uncertain Income Tax Positions” in the ASC on January 1, 2007, which requires the Company to determine whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be realized upon settlement with the taxing authority. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statements of operations. The Company recorded a charge of $1.3 million to 2007 opening retained earnings, which was required upon adoption.
The Company’s liability for unrecognized tax benefits is $7.0 million and $7.4 million as of December 31, 2009 and 2008, respectively. The Company’s liability for unrecognized tax benefits as of December 31, 2009 and 2008 includes accrued interest of $2.3 million and $2.3 million, respectively, and penalties of $0.3 million and $0.4 million, respectively. If the Company were to recognize these benefits, the effective rate would reflect a favorable net impact of $3.0 million and $3.1 million, excluding interest and penalties, in 2009 and 2008, respectively. The Company recognized net tax expense of $0.2 million for interest during 2009 and a net benefit for interest of $0.1 million during 2008. The Company recognized net tax expense for penalties of $0.0 million and $0.1 million during 2009 and 2008, respectively.
During 2010, the Company anticipates that total unrecognized tax benefits will decrease by approximately $3.0 million, including interest of approximately $1.1 million and penalties of approximately $0.1 million, due primarily to the settlement of certain state liabilities associated with the 2004 and 2005 Internal Revenue Service examinations and the lapsing of statutes of limitations related to certain compensation and benefit tax positions within 12 months of December 31, 2009.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2009	2008	2007
Gross unrecognized tax benefits at January 1	$4,773	$5,932	$8,707
Increases in tax positions for prior years	915	332	23
Decreases in tax positions for prior years	—	(164)	(324)
Increases in tax positions for current year	143	100	747
Settlements	(305)	(112)	(949)
Lapse in statute of limitations	(1,016)	(1,315)	(2,272)

Gross unrecognized tax benefits at December 31	$4,510	$4,773	$5,932

The Company plans to elect to carry back its 2009 federal net operating loss to tax year 2005. As a result, the Company recognized an income tax benefit of $6.6 million in the fourth quarter of 2009. Thus, the statute of limitations with respect to the Company’s federal income tax returns were re-opened for tax years 2005 and beyond, which resulted in the recognition of $0.9 million in associated tax expense during the fourth quarter of 2009. With limited exceptions, the statute of limitations for state income tax returns remains open for the tax year 2002 and beyond. The Company also files income tax returns in Hong Kong for which tax years 2006 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
At December 31, 2009, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $10.4 million, which expire in varying amounts from 2019 to 2029. Approximately $3.9 million of these federal net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006; the remainder of the net operating loss carryforwards was established during 2008 and 2009. The Company has state net operating loss carryforwards of $30.3 million at December 31, 2009 expiring from 2021 to 2029. Approximately $0.7 million of these state net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006; the remainder of the state net operating loss carryforwards was established during 2006, 2007, 2008, and 2009. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.
Note 10 — Commitments and Contingencies
The Company leases premises and equipment under operating leases having terms from month-to-month to fifteen years and six months. At December 31, 2009, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2010	$5,074
2011	5,101
2012	5,188
2013	5,354
2014	4,632
Thereafter	38,684

$64,033

Future rental revenue to be received under non-cancellable subleases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2010	$651
2011	569
2012	541
2013	451

$2,212

The Company entered into a 15 year, one month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The lease provides for minimum payments of $63.7 million over the lease term. The Company’s possession of the space commenced in September 2007 and lease payments began in March 2008. The lease includes guaranteed minimum consumer price index (“CPI”) increases that commenced in 2009 and tiered rent escalations commencing in 2010. The lease and associated incentives are being amortized on a straight-line basis over the expected lease term, including any rent holidays, guaranteed minimum CPI increases, and tiered rent escalations.
For the years ended December 31, 2009, 2008, and 2007, rent expense for operating leases was approximately $4.8 million, $5.7 million, and $3.9 million, respectively.
The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments as of December 31, 2009 are set forth in the table below:

Year	(In thousands)
2010	$3,888
2011	3,631
2012	1,728

$9,247

For the years ended December 31, 2009, 2008, and 2007, royalty expenses for licensing were approximately $3.9 million, $3.6 million, and $4.2 million, respectively.
The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2009, these open purchase order commitments amounted to approximately $45.2 million, of which approximately $0.7 million were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2010, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $3.9 million related to other matters.
Due to economic and market conditions, the Company decided to terminate the launch of a licensed women’s label and negotiated a $0.4 million termination fee with the licensor, which is reflected in Selling, general, and administrative expenses in the statement of operations for the year ended December 31, 2008.
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
On March 7, 2008, the Company filed a complaint in the Court of Chancery of the State of Delaware for the County of New Castle (the “Court”) against Messrs. Ludwig Kuttner, Charles Clayton, and Roger Clark, former members of management. On August 4, 2008, the Company entered into a Stock Purchase and Settlement Agreement and Mutual Releases with Mr. Kuttner, his wife, Beatrice Ost-Kuttner, his son, Fabian Kuttner, and a limited liability company controlled by him, K Holdings LLC (together, the “Kuttner Parties”). Under the Agreement, the Company and the Kuttner Parties exchanged releases of ongoing and potential claims, and the Kuttner Parties sold all of the stock of the Company that they owned to the Company for approximately $12.0 million and Mr. Kuttner made a $1.6 million payment to the Company.
On September 10, 2008 and September 19, 2008, Mr. Clayton and Mr. Clark, respectively, filed answers with respect to the claims that the Company filed against them on March 7, 2008, as well as counterclaims against the Company. Mr. Clayton and Mr. Clark denied the Company’s claims against them and asserted claims against the Company for, among other things, certain compensation and benefits, defamation and other damages.

On September 22, 2008, Mr. Clayton filed a third-party complaint against certain of the Company’s directors and officers. Mr. Clayton’s complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him, defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation. In accordance with Delaware law, the Company’s bylaws and agreements with the directors and officers, the Company will indemnify the directors and officers if they are held liable to Mr. Clayton for damages and the Company will advance them legal fees incurred in their defense.
On June 12, 2009, the Company and its directors and officers who are parties to the litigation filed a motion for summary judgment. On September 2, 2009, the Court granted the motion in part and dismissed Mr. Clayton’s claim for intentional infliction of emotional distress against the Company, as well as his defamation claim against the Company’s directors and officers. The Court denied the remainder of Hampshire’s motion and set the remainder of the parties’ claims for trial.
On December 21-24, 2009, the Court held a trial on the Company’s claims, Clayton’s and Clark’s counterclaims, and Clayton’s third-party claims. On December 24, 2009, trial concluded and the Court reserved decision. Pursuant to a scheduling order granted by the Court, the parties filed their opening post-trial briefs on February 16, 2010 and filed their answering post-trial briefs on March 12, 2010. A post-trial argument is scheduled for April 7, 2010.
The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.
Note 11 — Fair Value Measurements
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets:
Cash equivalents	$31,235	$—	$—	$31,235

Note 12 — Stock Plans, Compensation Plans, and Retirement Savings Plan
Equity and Cash Incentive Plans
On October 21, 2009, the Company adopted stock and cash incentive compensation plans, which will be administered by the Board or a committee appointed by the Board.
The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist the Company in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the Company’s stockholders, though the Company’s stockholder will experience dilution when such shares vest. The Stock Plan permits the Company to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards. In connection with the adoption of the Stock Plan, the Board authorized 880,000 Stock Plan shares and approved grants of restricted stock under the Stock Plan totaling 862,500 shares, which consisted of grants to employees, managers, named executive officers, and directors.
Ten percent of each award of restricted stock will be subject to time-based vesting (the “Time-Vested Shares”), with 25% of the Time-Vested Shares vesting on March 31 of each of 2010, 2011, 2012, and 2013, subject to the respective grantee’s continued service through the applicable vesting date. The remaining 90% of each award of restricted stock will be subject to performance-based vesting (the “Performance-Vested Shares”), with 25% of the Performance-Vested Shares vesting on March 31 of each of 2011, 2012, 2013, and 2014, provided that as of each such vesting date the Company’s consolidated return on operating income for the preceding fiscal year as a percent of average working capital (excluding discontinued operations) is equal to or greater than 6%, with respect to the 2010 and 2011 fiscal years, and 8%, with respect to the 2012 and 2013 fiscal years. In the event the Company misses its target in a given year, the shares that would otherwise have vested in that year will be rolled forward to the next year and will vest simultaneously with the shares already allocated for that subsequent year should the Company exceed that year’s target by an amount sufficient to cover the prior year’s or years’ cumulative shortfall. This rollover mechanism will permit shares to be carried forward over multiple years until the expiration of the Plan.
The following activity summarizes activity for non-vested restricted stock:

	December 31, 2009
		Weighted Average
		Fair Value at Grant
(In thousands)	Shares	Date
Non-vested at beginning of period	—	$—
Granted — restricted stock	862,500	3.01
Forfeited	(15,000)	3.00
Vested	—	—

Non-vested at end of period	847,500	$3.01

In the year ended December 31, 2009, the Company recorded $0.1 million in compensation cost related to the restricted stock grants and was reflected as non-cash equity compensation on the Consolidated Statements of Cash Flows. At December 31, 2009, there was $1.3 million in unrecognized compensation expense related to the restricted stock awards to be recognized over a period of approximately four years.
In addition, the Company adopted The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which the Company will grant annual performance-based bonuses to certain of its employees. The goal of the Bonus Plan is to align the annual interests of management and other key employees with those of the Company and its stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan will be a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved.
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
Deferred Compensation Plan
In accordance with the letter agreement dated October 8, 2007 with Michael Culang, the Company’s Chief Executive Officer and President, the Company agreed to provide Mr. Culang a deferred bonus of $0.5 million in December 2007. In addition, the agreement called for the Company to defer any payments of his 2007 annual bonus that would cause his aggregate compensation to be in excess of $1.0 million. As of December 31, 2007, the Company deferred $0.2 million of Mr. Culang’s 2007 performance bonus that would have been payable in December 2007. In addition, his remaining 2007 bonus of approximately $0.1 million which was to be paid during the first quarter of 2008, was deferred. As required by his letter agreement, the Company established a Rabbi Trust for the deferred compensation in 2008 and accrued interest on the balance at the rate of 5.32% per annum. The balance in the Rabbi Trust was $0.9 million at December 31, 2008. The liability for deferred compensation was included within other long term liabilities on the consolidated balance sheet.
The deferred compensation and applicable accrued interest was to be paid out upon termination of his employment or change of control of the Company in a means that conforms with the requirements of the Internal Revenue Code Section 409(A). Mr. Culang resigned as the President, Chief Executive Officer, and a director of the Company in April 2009. The Company distributed the $0.9 million Rabbi Trust to Mr. Culang in October 2009.
Long-Term Bonus Plan
On February 28, 2008, the Executive Committee of the Board adopted the Hampshire Group, Limited Long-Term Bonus Plan (the “Long-Term Bonus Plan”). The purpose of the Long-Term Bonus Plan is to promote the retention of certain key employees of the Company and its subsidiaries through the grant of cash awards which vest and are paid over a three year period.
The Long-Term Bonus Plan provides that on February 28, 2008, and on January 1 each calendar year thereafter, each participating employee will be granted a bonus award equal to a percentage, determined by the Compensation Committee at the time of grant, of such employee’s annual target bonus. Subject to a participant’s continued employment, a bonus award will vest as to 50% of such award on March 15 of the second calendar year following the calendar year in which the date of grant falls, and as to the remaining 50% of such award on March 15 of the third calendar year following the calendar year in which the date of grant falls. In addition, vesting of a bonus award will accelerate upon a change of control of the Company and upon a participant’s retirement, at a time such participant is age 62 or greater and has completed five or more years of service with the Company or its subsidiaries. Subject to applicable law, the portion of a bonus award that has vested will be paid to a participant in a lump sum cash payment on the first regularly scheduled payroll date following the vesting date applicable. The Company recognizes expense ratably over the period in which long-term bonuses vest.
For the year ended December 31, 2008, the Company recorded approximately $0.3 million of expense related to Long-Term Bonus Plan awards granted on February 28, 2008. During 2009, reversals related to grants made to employees who were terminated from the Company offset the Long Term Bonus Plan expense for 2009. Due to the separation from employment of several award recipients, only $0.4 million will potentially be paid out of the $1.3 million in Long-Term Bonus Plan awards granted on February 28, 2008. The Compensation Committee terminated the Long-Term Bonus Plan on March 17, 2010.
Retirement Savings Plan
The Company and certain subsidiaries have 401(k) retirement savings plans under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company’s matching contribution is determined annually at the discretion of the Board. Matching contributions for the years ended December 31, 2009, 2008, and 2007 were approximately $0.1 million, $0.3 million, and $0.3 million, respectively. All Company matching contributions vest fully after six years of employment. The Board temporarily suspended matching contributions in May 2009.

Note 13 — Related Party Transactions
Mr. Harvey Sperry, a Director of the Company, retired as a partner of the law firm of Willkie Farr & Gallagher LLP in March of 2000. The firm has served as legal counsel for the Company since 1977. In such capacity, for the years ended December 31, 2009, 2008, and 2007, this firm was paid approximately $1.8 million, $2.1 million, and $2.4 million, respectively.
On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building located in Anderson, SC with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. Commencing February 1, 2006, the Company started utilizing the building as its administrative offices. The Company occupies approximately 40% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. During 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. In 2007, the Company leased the remaining unused space at comparable terms to the original lease. During 2009, the Company recorded a charge for approximately $0.2 million reflected in Restructuring charges in the statement of operations for unused space it plans to sublease. Lease payments made by the Company related to this facility were approximately $0.3 million, $0.4 million, and $0.3 million during the years ended December 31, 2009, 2008, and 2007, respectively.
Note 14 — Dispositions and Discontinued Operations
The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business focus. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.
In 2007, the Company sold certain assets of its Marisa Christina and David Brooks division and ceased its domestic activities.
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
In accordance with the GAAP, the consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations.
The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations are as follows:

(In thousands)	December 31, 2009	December 31, 2008
Other receivables	$152	$161
Other current assets	—	6
Other assets	—	79

Assets of discontinued operations	$152	$246

Accounts payable	$—	$263
Accrued expenses and other liabilities	572	240

Liabilities of discontinued operations	$572	$503

The operating results for the discontinued operations for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Year Ended
(In thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Net sales	$—	$16,955	$65,462

Gross profit	$—	$4,567	$13,253

Loss on discontinued operations before income taxes	$(40)	$(126)	$(4,320)
Loss on sale of business	—	(3,519)	(672)
Provision (benefit) for income taxes	—	1,360	(2,227)

Loss from discontinued operations, net of taxes	$(40)	$(5,005)	$(2,765)

Note 15 — Income (Loss) Per Share
Set forth in the table below is the reconciliation by year of the numerator (income from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings (loss) per share (“EPS”):

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
2009:
Basic loss from continuing operations	$(6,006)	5,482	$(1.10)
Effect of dilutive securities:
Preferred stock rights	—	—	—
Restricted stock	—	—	—

Diluted loss from continuing operations	$(6,006)	5,482	$(1.10)

2008:
Basic loss from continuing operations	$(24,892)	6,884	$(3.61)
Effect of dilutive securities:
Preferred stock rights	—	—	—

Diluted loss from continuing operations	$(24,892)	6,884	$(3.61)

2007:
Basic income from continuing operations	$2,761	7,860	$0.35
Effect of dilutive securities	—	—	—

Diluted income from continuing operations	$2,761	7,860	$0.35

For the year ended December 31, 2009, potentially dilutive shares of 847,500 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. There were no potentially dilutive shares for the years ended December 31, 2008 and 2007.

Note 16 — Restructuring and Cost Reduction Plans
In each of the two most recent fiscal years, the Company has initiated and implemented a restructuring program.
In May 2008, the Company initiated a restructuring and cost reduction plan (the “2008 Restructuring”) that involved a reduction of its workforce and included the consolidation and relocation of some of its operations, including the closing of its Hauppauge, NY office. In addition to the reduction in workforce, the 2008 Restructuring eliminated certain non-payroll expenses. Key objectives of the 2008 Restructuring included the consolidation of the Company’s women’s divisions into one New York office and the consolidation of certain back office functions into the Company’s South Carolina office. The total personnel reductions during 2008 related to the 2008 Restructuring consisted of approximately 41 employees, primarily located in the New York metropolitan region and South Carolina.
In April 2009, the Company initiated a second restructuring and cost reduction plan (the “2009 Restructuring”) designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency, and better position itself for the long term. The components of the 2009 Restructuring included a net reduction of over 170 employees, or approximately 50% of the Company’s global workforce, with approximately 110 of the positions associated with its China operations, a temporary compensation reduction program applicable to senior-level employees, a temporary suspension of the Company’s 401(k) matching contribution, the reorganization of certain operating functions, and the consolidation of New York and Asian operations. The reduction in the Company’s workforce was necessitated by reduced sales volume and the outsourcing of certain functions, which resulted in the elimination of positions at every level of the Company.
The following summarizes the charges recognized for the 2009 and 2008 Restructuring programs through the periods ended December 31, 2009 and 2008:

	Year Ended	Year Ended
(In thousands)	December 31, 2008	December 31, 2009
Personnel reductions	$517	$3,545
Other costs	63	1,275

Total	$580	$4,820

A reconciliation of the beginning and ending liability balances for restructuring costs included in the accrued expenses and other liabilities section of the consolidated balance sheet is shown below:

	Twelve Months Ended
	December 31, 2008			December 31, 2009
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$—	$—	$72	$—	$72
Costs charged to expense	517	63	580	3,545	1,440	4,985
Costs paid or settled	(445)	(63)	(508)	(3,585)	(230)	(3,815)

End of period	$72	$—	$72	$32	$1,210	$1,242

Personnel reductions and other costs, which consist primarily of exit costs related to leased facilities and included the reversal of $0.2 million in deferred rent in 2009, were charged to Restructuring charges in the consolidated statement of operations in the years ended December 31, 2009 and 2008.

Note 17 — Tender Offer
The Company announced on February 24, 2009 that it had reached a definitive agreement (the “Merger Agreement”) to be acquired by NAF Acquisition Corp., a direct wholly owned subsidiary of NAF Holdings II, LLC (together with NAF Acquisition Corp., “NAF”). On April 26, 2009, the Company received a letter from NAF stating that NAF was terminating the Merger Agreement effective immediately, as a result of one or more alleged breaches of covenants and agreements on the part of the Company.
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
During the year ended December 31, 2009, the Company has incurred approximately $2.1 million in costs related to the Merger Agreement which were recorded in “Tender offer related costs” in the consolidated statement of operations. From the commencement of these activities in 2008, the Company has incurred $2.4 million in such costs through December 31, 2009.

(b) Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2009 and 2008 quarterly statements of operations.
The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2009 quarters ended:

(In thousands, except per share data)	March 29, 2009	June 27, 2009	September 26, 2009	December 31, 2009
Net sales	$29,077	$20,968	$50,869	$64,264

Gross profit	6,172	5,039	11,054	17,136
Selling, general, and administrative expenses	10,945	8,747	9,725	10,298
Restructuring charges	—	3,416	768	636
Special costs	1,924	1,072	588	963
Tender offer related costs	1,007	102	944	—

Income (loss) from operations	(7,704)	(8,298)	(971)	5,239
Income (loss) from continuing operations before income taxes	(7,644)	(8,321)	(1,358)	5,066
Provision (benefit) for income taxes	96	110	(785)	(5,672)

Income (loss) before discontinued operations	(7,740)	(8,431)	(573)	10,738
Income (loss) from discontinued operations, net of taxes	(25)	(22)	1	6

Net income (loss)	$(7,765)	$(8,453)	$(572)	$10,744

Basic earnings per share:
Income (loss) from continuing operations	$(1.42)	$(1.54)	$(0.10)	$1.95
Loss from discontinued operations, net of taxes	—	(0.01)	—	—

Net income (loss)	$(1.42)	$(1.55)	$(0.10)	$1.95

Diluted earnings per share:
Income (loss) from continuing operations	$(1.42)	$(1.54)	$(0.10)	$1.81
Loss from discontinued operations, net of taxes	—	(0.01)	—	—

Net income (loss)	$(1.42)	$(1.55)	$(0.10)	$1.81

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2008 quarters ended:

(In thousands, except per share data)	March 29, 2008	June 28, 2008	September 27, 2008	December 31, 2008
Net sales	$39,763	$32,897	$80,962	$87,279

Gross profit	9,335	8,985	17,959	15,922
Selling, general, and administrative expenses	14,706	13,366	14,393	15,167
Restructuring charges	—	441	96	43
Goodwill impairment loss	—	—	—	8,162
Special costs	478	490	1,360	667
Tender offer related costs	—	—	56	330

Income (loss) from operations	(5,849)	(5,312)	2,054	(8,447)
Income (loss) from continuing operations before income taxes	(5,455)	(5,023)	3,802	(8,310)
Provision (benefit) for income taxes	(2,121)	(1,902)	957	12,972

Income (loss) before discontinued operations	(3,334)	(3,121)	2,845	(21,282)
Income (loss) from discontinued operations, net of taxes	(443)	(1,898)	(133)	(2,531)

Net income (loss)	$(3,777)	$(5,019)	$2,712	$(23,813)

Basic earnings per share:
Income (loss) from continuing operations	$(0.42)	$(0.40)	$0.44	$(3.89)
Loss from discontinued operations, net of taxes	(0.06)	(0.24)	(0.02)	(0.46)

Net income (loss)	$(0.48)	$(0.64)	$0.42	$(4.35)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.42)	$(0.40)	$0.44	$(3.89)
Loss from discontinued operations, net of taxes	(0.06)	(0.24)	(0.02)	(0.46)

Net income (loss)	$(0.48)	$(0.64)	$0.42	$(4.35)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Change in Independent Accountants
Item 9A(T). Controls and Procedures.
(a) Controls and Procedures
The Company’s Chief Executive Officer, and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures provide only reasonable assurance of achieving their objectives.
In connection with filing this Annual Report, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009.
In making its assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has determined that no material weaknesses in its internal control over financial reporting existed as of December 31, 2009, and based on the criteria noted above, concluded that its internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
The Board’s Compensation Committee did not grant a long-term incentive bonus in 2009 or 2010. On March 17, 2010, the Compensation Committee terminated the Long-Term Bonus Plan. Due to the separation from employment of several award recipients, only $0.4 million will potentially be paid out of the $1.3 million in Long-Term Bonus Plan awards granted on February 28, 2008.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as provided herein, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.
The following table provides information as of December 31, 2009 with respect to shares of the Company’s common stock that may be issued under equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Remaining Available for
	Issued Upon	Price of	Future Issuance Under
	Exercise of	Outstanding	Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants,	Warrants, and	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	None	N/A	None
Equity Compensation Plans Not Approved by Stockholders	847,500	$3.01	32,500

Total	847,500	$3.01	32,500

On October 21, 2009, the Company adopted the Hampshire Group, Limited 2009 Stock Incentive Plan. The total number of shares of the Company’s common stock available for issuance under the Plan is 880,000. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation Plans and Item 8. Financial Statements and Supplementary Data, Note 12 — Stock Plans, Compensation Plans, and Retirement Savings Plan to the audited consolidated financial statements for additional discussion of these events.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.

PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Report:
1.	Financial Statements:
The following consolidated financial statements of Hampshire Group, Limited for the three years ended December 31, 2009 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:
2.	Financial Statement Schedules:
The following consolidated financial statement schedule of Hampshire Group, Limited is included on page 62 of this report.
II — Valuation and Qualifying Accounts and Reserves
All schedules for which provision is made in the applicable accounting regulation of the SEC, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.
3.	Exhibits:

2.1
Agreement and Plan of Merger, dated as of February 23, 2009, by and among Hampshire Group, Limited, NAF Holdings II, LLC and NAF Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K on February 24, 2009).

2.2
Amendment No. 1 to Agreement and Plan of Merger, by and among Hampshire Group, Limited, NAF Holdings II, LLC and NAF Acquisition Corp. (incorporated by reference to Exhibit (a)(13) to Amendment No. 6 to the Company’s Schedule 14D-9 on April 20, 2009).

3.1
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

3.3	Amended and Restated By-Laws of Hampshire Group, Limited (incorporated by reference to Exhibit 3.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K on August 15, 2008).

3.4
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

4.1
Registration statement on Form S-8 filed by Hampshire Group, Limited to register 880,000 shares of the Company’s common stock, par value $0.10 per share, which may be issued under the Company’s 2009 Stock Incentive Plan (incorporated by reference to the Current Report (File No. 000-20201) on Form S-8 on November 4, 2009).

4.2
Rights Agreement, dated as of August 13, 2008, between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K on August 15, 2008).

4.3
First Amendment to Rights Agreement, dated as of February 23, 2009, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K on February 24, 2009).

10.1	*
Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.2	*
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

10.4	*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed October 21, 2002).

10.5	*
Employment Agreement, dated as of July 1, 2005, by and between Hampshire Group, Limited and Michael Culang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).

10.6	*
Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.7	*
Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.8	*
Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.9	*
Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.10	*
Letter Agreement, dated October 8, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 8, 2007).

10.11	*
Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.12	*
Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.13	*
Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.14	*
Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005).

10.15
Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.16
Amendment No. 1 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated December 29, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.17
Amendment No. 2 to Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated November 10, 2005 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).

10.18
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

10.19
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

10.20
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

10.21
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

10.22
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

10.23
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

10.24
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

10.25
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

10.28	*
Change in Control Agreement, dated as of March 28, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007.)

10.29	*
Indemnification Agreement, dated as of January 4, 2007, by and between Joel Goldberg and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007.)

10.30	*
Indemnification Agreement, dated as of January 4, 2007, by and between Michael C. Jackson and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.31	*
Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.32	*
Indemnification Agreement, dated as of January 4, 2007, by and between Irwin W. Winter and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.33
Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on February 19, 2008).

10.34	*
Hampshire Group, Limited Long-Term Bonus Plan, dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

10.35
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

10.36
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

10.37
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

10.38
Second Amended and Restated Credit Agreement and Guaranty, dated as of August 7, 2009, by and among Hampshire Group, Limited, Hampshire Designers, Inc., and Item-Eyes, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 10-Q filed on August 10, 2009).

10.39
Asset Purchase Agreement, dated as of April 15, 2008, by and among Hampshire Group, Limited “Company”), Shane Hunter, Inc., and Shane Hunter, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.40	*
Indemnification Agreement, dated as of April 29, 2008, by and between Richard A. Mandell and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.41	*
Indemnification Agreement, dated as of April 29, 2008, by and between Herbert Elish and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.42	*
Employment Agreement by and between Hampshire Group, Limited and Michael S. Culang, dated July 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 4, 2008).

10.43
Stock Purchase and Settlement Agreement and Mutual Releases, dated as of August 4, 2008, by and among Ludwig Kuttner, Beatrice Ost-Kuttner, Fabian Kuttner, K Holdings LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.44	*
Letter Agreement with Richard A. Mandell dated as of April 15, 2009. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 21, 2009).

10.45	*
Hampshire Group, Limited Hampshire Group, Limited 2009 Stock Incentive Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 27, 2009).

10.46	*
Hampshire Group, Limited Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 27, 2009).

10.47
Letter Agreement, dated December 2, 2009, among Hampshire Group, Limited, Peter H. Woodward and MHW Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 7, 2009).

10.48
Indemnification Agreement, dated December 2, 2009, between Hampshire Group, Limited and Peter H. Woodward (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 7, 2009).

11.0
Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated by reference to Note 15 to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report).

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

21.1	Subsidiaries of the Company

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Company compensatory plan or management contract.

Schedule II
Hampshire Group, Limited
(a) Allowance for Doubtful Accounts, Allowance for Returns, Discounts, and Adjustments, Allowance for Inventory Reserves, and Deferred Tax Valuation Allowances.

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts		End of
(In thousands)	Year	Expenses	(Acquisitions)	Deductions	Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$60	$5	$—	$(6)	$59

Year ended December 31, 2008	$59	$977	$—	$—	$1,036

Year ended December 31, 2009	$1,036	$178	$—	$(60)	$1,154

Allowance for returns, discounts, and adjustments:
Year ended December 31, 2007	$18,494	$43,118	$—	$(39,243)	$22,369

Year ended December 31, 2008	$22,369	$42,410	$—	$(42,754)	$22,025

Year ended December 31, 2009	$22,025	$38,566	$(11)	$(39,951)	$20,629

Inventory reserves:
Year ended December 31, 2007	$1,958	$4,679	$—	$(4,211)	$2,426

Year ended December 31, 2008	$2,426	$2,118	$—	$(2,283)	$2,261

Year ended December 31, 2009	$2,261	$927	$—	$(2,948)	$240

Deferred tax valuation allowances:
Year ended December 31, 2007	$2,079	$368	$—	$(762)	$1,685

Year ended December 31, 2008	$1,685	$19,044	$—	$(134)	$20,595

Year ended December 31, 2009	$20,595	$—	$—	$(1,748)	$18,847

(b) None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: March 22, 2010	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Heath L. Golden and Jonathan W. Norwood and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 22, 2010.

Signature	Title

/s/ Richard A. Mandell	Chairman of the Board
Richard Mandell

/s/ Heath L. Golden	President and Chief Executive Officer
Heath L. Golden	(principal executive officer)

/s/ Jonathan W. Norwood Jonathan W. Norwood	Vice President, Chief Financial Officer, and Treasurer (principal financial officer and principal accounting officer)

/s/ Irwin W. Winter	Director
Irwin W. Winter

/s/ Harvey L. Sperry Harvey L. Sperry	Director

/s/ Herbert Elish	Director
Herbert Elish

/s/ Peter H. Woodward	Director
Peter H. Woodward

EXHIBIT INDEX

21.1	Subsidiaries of the Company

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002