Form 10-Q
period 2010-04-03
HAMPSHIRE GROUP LTD
filed 2010-05-12
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of May 1, 2010: 6,315,360

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 3, 2010

i

“SAFE HARBOR” STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as those made in other filings with the SEC.
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties, and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

ii

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	April 3, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$40,524	$33,365
Accounts receivable, net	9,309	21,708
Other receivables	7,480	7,663
Inventories, net	6,005	8,137
Other current assets	2,610	1,606
Assets of discontinued operations	29	152

Total current assets	65,957	72,631
Fixed assets, net	10,824	11,283
Other assets	2,721	3,015

Total assets	$79,502	$86,929

Current liabilities:
Current portion of long-term debt	$36	$39
Accounts payable	4,424	7,256
Accrued expenses and other liabilities	5,906	5,557
Liabilities of discontinued operations	548	572

Total current liabilities	10,914	13,424

Long-term debt less current portion	70	79
Other long-term liabilities	14,547	14,577

Total liabilities	25,531	28,080

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at April 3, 2010 and December 31, 2009, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at April 3, 2010 and December 31, 2009, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at April 3, 2010 and December 31, 2009	824	824
Additional paid-in capital	30,095	29,948
Retained earnings	37,226	42,246
Treasury stock, 1,928,424 and 1,927,119 shares at cost at April 3, 2010 and December 31, 2009, respectively	(14,174)	(14,169)

Total stockholders’ equity	53,971	58,849

Total liabilities and stockholders’ equity	$79,502	$86,929

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	April 3, 2010	March 28, 2009
Net sales	$20,450	$29,077
Cost of goods sold	16,212	22,905

Gross profit	4,238	6,172
Selling, general, and administrative expenses	8,559	10,945
Special costs	541	1,924
Tender offer related costs	—	1,007

Loss from operations	(4,862)	(7,704)
Other income (expense):
Interest income	18	109
Interest expense	(108)	(48)
Other, net	(24)	(1)

Loss from continuing operations before income taxes	(4,976)	(7,644)
Income tax provision	39	96

Loss from continuing operations	(5,015)	(7,740)
Loss from discontinued operations, net of taxes	(5)	(25)

Net loss	$(5,020)	$(7,765)

Basic loss per share:
Loss from continuing operations	$(0.90)	$(1.42)
Loss from discontinued operations, net of taxes	—	—

Net loss	$(0.90)	$(1.42)

Diluted loss per share:
Loss from continuing operations	$(0.90)	$(1.42)
Loss from discontinued operations, net of taxes	—	—

Net loss	$(0.90)	$(1.42)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,553	5,469

Diluted weighted average number of common shares outstanding	5,553	5,469

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2009	8,243,784	$824	$29,948	$42,246	1,927,119	$(14,169)	$58,849
Net loss	—	—	—	(5,020)	—	—	(5,020)
Stock based compensation	—	—	147	—	—	—	147
Purchase of treasury shares	—	—	—	—	1,305	(5)	(5)

Balance at April 3, 2010	8,243,784	$824	$30,095	$37,226	1,928,424	$(14,174)	$53,971

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	April 3, 2010	March 28, 2009
Cash flows from operating activities:
Net loss	$(5,020)	$(7,765)
Less: Loss from discontinued operations, net of taxes	(5)	(25)

Loss from continuing operations	(5,015)	(7,740)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	618	549
Stock based compensation	147	—
Changes in operating assets and liabilities:
Receivables, net	12,459	12,326
Inventories, net	2,132	2,737
Other assets	(699)	414
Liabilities	(2,506)	(2,586)

Net cash provided by (used in) continuing operating activities	7,136	5,700
Net cash provided by (used in) discontinued operations	78	(38)

Net cash provided by (used in) operating activities	7,214	5,662
Cash flows from investing activities:
Capital expenditures	(38)	(127)

Net cash provided by (used in) continuing investing activities	(38)	(127)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) investing activities	(38)	(127)
Cash flows from financing activities:
Purchase of treasury stock	(5)	—
Repayment of long-term debt	(12)	(7)

Net cash provided by (used in) financing activities	(17)	(7)

Net increase (decrease) in cash and cash equivalents	7,159	5,528
Cash and cash equivalents at beginning of period	33,365	35,098

Cash and cash equivalents at end of period	$40,524	$40,626

See accompanying notes to the financial statements.

Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2009.
The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2010, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions. In addition, the Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but approximately 70% of its annual sales in recent years have occurred in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general.
The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified. See Note 2 — Credit Facility and Note 5 — Commitments and Contingencies for a description of events subsequent to April 3, 2010.
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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance”). The policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense and included in “Other current assets” and “Other assets” as the policy covers a six year period. The Company recognized expense related to this policy in the amount of $0.2 million in the three month periods ended April 3, 2010 and March 28, 2009. If the Company enters into settlements and releases with all of its former officers who were terminated during 2006, the remaining value of the policy will be expensed at that time. If, however, such settlements and releases are not entered into, the Company anticipates recognizing $0.7 million in annual expense in each year from 2010 through 2012 and $0.6 million in 2013, which is the end of the policy term.
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
Special Costs incurred since inception of the Audit Committee Investigation were approximately $19.6 million through April 3, 2010. The Company expects to incur additional costs in connection with the lawsuit against Messrs. Clayton and Clark and related matters. The Company cannot predict the total cost, but believes that future costs could be material.

Accounting Standards Updates
The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2010:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09 “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in its first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.
Note 2 — Credit Facility
On August 7, 2009, the Company and its lenders amended and restated its credit facility (the “Amended Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as letter of credit issuing bank and as agent for the Banks.
The Amended Facility with the Banks is a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The Amended Facility is scheduled to expire on June 30, 2011 and is secured by substantially all assets of the Company. Aggregate borrowing availability under the Amended Facility is limited to the lesser of $48.0 million or a formula which considers cash, accounts receivable and inventory. Interest rates under the Amended Facility vary with the prime rate or the London Interbank Offered Rate (“LIBOR”). The Amended Facility includes certain covenants, which include minimum earnings before interest, taxes, depreciation and amortization (excluding certain charges), maximum capital expenditures, minimum availability, minimum liquidity, letters of credit tied to booked orders, and limitations on when direct debt is permitted. The Amended Facility has other customary provisions for periodic reporting, monitoring, and fees.
At April 3, 2010, there were no outstanding borrowings and approximately $9.7 million outstanding under letters of credit. Borrowing availability was approximately $38.3 million at April 3, 2010.
On May 7, 2010, the Company and the Banks entered into an amendment (“Amendment No. 1”) with respect to the Amended Facility. Amendment No. 1, among other things, (i) allows the Company to acquire, in one or more transactions or series of transactions, assets for an aggregate purchase price not to exceed $1.5 million; (ii) amends the Amended Facility’s original earnings before interest, taxes, depreciation and amortization covenant; and, (iii) allows the Company to make dividend payments or purchases of its capital stock in an aggregate amount not to exceed $3.5 million if certain conditions are met.
Note 3 — Inventories
Inventories at April 3, 2010 and December 31, 2009 consisted of the following:

(In thousands)	April 3, 2010	December 31, 2009
Finished goods	$6,135	$8,340
Raw materials and supplies	37	37

	6,172	8,377
Less: reserves	(167)	(240)

Inventories, net	$6,005	$8,137

Note 4 — Loss Per Share
Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended April 3, 2010:
Basic loss from continuing operations	$(5,015)	5,553	$(0.90)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—

Diluted loss from continuing operations	$(5,015)	5,553	$(0.90)

Three months ended March 28, 2009:
Basic loss from continuing operations	$(7,740)	5,469	$(1.42)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(7,740)	5,469	$(1.42)

For the quarter ended April 3, 2010, potentially dilutive shares of 762,750 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. There were no potentially dilutive shares for the quarter ended March 28, 2009.
Note 5 — Commitments and Contingencies
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

On December 21-24, 2009, the Court held a trial on the Company’s claims, Clayton’s and Clark’s counterclaims, and Clayton’s third-party claims. On December 24, 2009, trial concluded and the Court reserved decision. Pursuant to a scheduling order granted by the Court, the parties filed their opening post-trial briefs on February 16, 2010 and filed their answering post-trial briefs on March 12, 2010. A post-trial argument was held on April 7, 2010 and the parties currently await the Court’s decision.
Note 6 — Taxes
As of April 3, 2010, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of $6.9 million, including $2.7 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.5 million, including interest and penalties of approximately $0.6 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has both U.S. net operating loss carrybacks and carryforwards. Upon examination, one or more of these net operating loss carrybacks or carryforwards may be limited or disallowed. The statute of limitations with respect to the Company’s federal income tax returns remains open for tax years 2006 and beyond. With limited exceptions, the statutes of limitations for state income tax returns remain open for tax years 2002 and beyond. The Company also files income tax returns in Hong Kong for which tax years 2006 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
Note 7 — Dispositions and Discontinued Operations
The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business focus. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.
In 2007, the Company sold certain assets of its Marisa Christina and David Brooks divisions and ceased their activities. During 2008, the Company sold certain assets of its Shane Hunter division and ceased its activities. In accordance with GAAP, these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the Marisa Christina, David Brooks, and Shane Hunter divisions separately as discontinued operations. The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations.
The underlying assets and liabilities of the discontinued operations at April 3, 2010 and December 31, 2009 were as follows:

(In thousands)	April 3, 2010	December 31, 2009
Other receivables	$29	$152

Assets of discontinued operations	$29	$152

Accrued expenses and other liabilities	$548	$572

Liabilities of discontinued operations	$548	$572

The operating results for the discontinued operations for the three month periods ended April 3, 2010 and March 28, 2009 were as follows:

(In thousands)	April 3, 2010	March 28, 2009
Net sales	$—	$—

Gross profit	$—	$—

Loss on discontinued operations before income taxes	$(5)	$(25)
Income tax benefit	—	—

Loss from discontinued operations, net of taxes	$(5)	$(25)

Note 8 — Restructuring Charges
The Company initiated and implemented restructuring and cost reduction programs in May 2008 and April 2009 that significantly reduced its fixed cost structure. The restructuring programs eliminated positions at every level of the Company and included the consolidation of divisions and back office functions as well as the reorganization of certain operating functions. In addition to personnel reductions, the cost reduction programs also eliminated certain non-payroll costs. Both the 2008 and 2009 restructuring programs were complete at the end of their respective fiscal year. There were no charges related to the restructuring programs recognized in the quarterly periods ended April 3, 2010 and March 28, 2009.
A reconciliation of the beginning and ending liability balances for restructuring costs included in the “Accrued expenses and other liabilities section” and “Other long-term liabilities” sections of the consolidated balance sheet is shown below:

	Three Months Ended
	April 3, 2010			March 28, 2009
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$32	$1,210	$1,242	$72	$—	$72
Costs charged to expense	—	—	—	—	—	—
Costs paid or settled	(32)	(107)	(139)	(72)	—	(72)

End of period	$—	$1,103	$1,103	$—	$—	$—

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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at April 3, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	April 3, 2010
Cash equivalents	$11,187	$—	$—	$11,187

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
On September 28, 2009, the Company entered into a settlement and mutual release agreement (“Settlement”) with NAF, pursuant to which the Company and NAF settled and discharged all claims related to and arising under the Merger Agreement and any ancillary agreements entered into in connection with the negotiation and execution of the Merger Agreement. Under the terms of the Settlement, the Company agreed to reimburse NAF for approximately $0.8 million of approximately $2.1 million in transaction related expenses incurred by NAF in connection with the Merger Agreement. The Company believes it has not incurred significant expenses related to the tender offer since the Settlement and believes that it will not incur any significant expenses related thereto in the future.
The Company did not incur any expenses related to the Merger Agreement in the three months ended April 3, 2010. During the three months ended March 28, 2009 the Company incurred approximately $1.0 million in costs related to the Merger Agreement, which were recorded in “Tender offer related costs” in the unaudited consolidated statement of operations. From the commencement of these activities in 2008, the Company incurred $2.4 million in such costs through December 31, 2009.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute ‘forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2009 under Item 1A — Risk Factors and in Part II, Item 1A — Risk Factors in this Form 10-Q, and include the following risk factors:
•	A prolonged period of depressed consumer spending;
•	Lack of an established public trading market for our common stock;
•	Decreases in business from or the loss of any one of our key customers;
•	Financial instability experienced by our customers;
•	Chargebacks and margin support payments;
•	Loss of or inability to renew certain licenses;
•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
•	Use of foreign suppliers for raw materials and manufacture of our products;
•	Failure of our manufacturers to use acceptable ethical business practices;
•	Failure to deliver quality products in a timely manner;
•	Problems with our distribution system and our ability to deliver products;
•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;
•	Failure, inadequacy, interruption, or security lapse of our information technology;
•	Failure to compete successfully in a highly competitive and fragmented industry;
•	Challenges integrating any business we may acquire;
•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
•	Loss of certain key personnel which could negatively impact our ability to manage our business;
•	Our stockholders’ rights plan potentially adversely affects existing stockholders; and
•	Risks related to the global economic, political and social conditions.
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
We are a provider of women’s and men’s sweaters, wovens and knits, and a designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc. and Item-Eyes, Inc. which in turn hold our operating divisions — Women’s and Men’s. We were established in 1976 and are incorporated in the state of Delaware.
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
RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended April 3, 2010 and March 28, 2009
Net Sales
Net sales decreased by 29.7% to $20.5 million for the three months ended April 3, 2010 compared with $29.1 million for the same period last year. The $8.6 million decrease resulted from a decline in volume, principally in our women’s wear business, and lower average selling prices due to larger customer allowances, partially offset by an increase in Men’s shipments of spring goods. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2009
Net sales quarter ended March 28, 2009	$29,077	100.0%
Volume	(6,761)	(23.3%)
Average net selling prices	(1,866)	(6.4%)

Net sales quarter ended April 3, 2010	$20,450	70.3%

The decrease in the volume of our 2010 first quarter net sales reflects the absence of 2010 orders from one customer, a decline in shipments to certain customers, and the timing of certain shipments made in the first quarter of 2009 that are scheduled for shipment during the second quarter of 2010. If the decline in volume and selling prices persists through year end, our net sales and operating results may be adversely affected.

Gross Profit
Gross profit for the three months ended April 3, 2010 was $4.2 million compared with $6.2 million for the same period last year, which reflected a decrease in net sales as well as a decrease in gross profit percentage, which was 20.7% of net sales for the three months ended April 3, 2010 compared with 21.2% of net sales for the same period last year. The decrease in the gross profit percentage was primarily due to an increase in customer allowances.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended April 3, 2010 were $8.6 million compared with $10.9 million for the same period last year. The decrease in 2010 as compared to 2009 was primarily due to the combined effect of lower compensation and employee related expenses, largely due to the 2008 and 2009 cost reduction programs (See Note 8 — Restructuring Charges to the financial statements), and a decline in shipping costs due to lower volumes in the current period.
Special Costs
During the three months ended April 3, 2010, special costs were $0.5 million as compared to $1.9 million for the same period last year (See Note 1 — Basis of Presentation and Note 5 — Commitments and Contingencies to the financial statements). Special costs were higher in the prior period primarily due to higher legal fees. We expect to incur additional costs in connection with the legal matters involving Messrs. Clayton and Clark and certain other matters. We cannot predict the total cost but believe that future costs could be material.
Tender Offer Related Costs
We believe there will be no significant costs related to the NAF Acquisition Corp. tender offer in 2010 as the matter was settled in 2009. (See Note 10 — Tender Offer to the financial statements) There were $1.0 million of such costs in the three months ended March 28, 2009.
Income Taxes
Our provision for income taxes for the quarters ended April 3, 2010 and March 28, 2009 is comprised of interest and penalties on our income tax reserves.
Commencing with the fourth quarter of 2008, we determined, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), it was more likely than not, based on all of the relevant evidence, that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of $2.0 million or an effective tax rate of 40.2% due to the losses incurred in the quarter ended April 3, 2010. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of $2.9 million or an effective tax rate of 37.4% due to the losses incurred in the quarter ended March 28, 2009. (See Note 6 — Taxes to the financial statements)
LIQUIDITY AND CAPITAL RESOURCES
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
On August 7, 2009, we amended and restated our Credit Facility (the “Amended Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as letter of credit issuing bank and as agent for the Banks from a $125.0 million credit facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The reduction in size reflects our current business needs and the success we have had in convincing our vendors to accept open terms rather than requiring letters of credit. The financial covenants have been adjusted to provide us with greater flexibility in the operation of our businesses. We believe fees and interest rates under the facility increased to then current market rates, although much of this increase will be offset by the reduction in the size of the facility.

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
On May 7, 2010, we and the Banks entered into an amendment (“Amendment No. 1”) with respect to the Amended Facility. We believe that the terms of Amendment No. 1 will provide us with greater operating flexibility under the Amended Facility. Amendment No. 1, among other things, (i) allows the Company to acquire, in one or more transactions or series of transactions, assets for an aggregate purchase price not to exceed $1.5 million; (ii) amends the Amended Facility’s original earnings before interest, taxes, depreciation and amortization covenant; and, (iii) allows the Company to make dividend payments or purchases of its capital stock in an aggregate amount not to exceed $3.5 million if certain conditions are met.
At April 3, 2010, there were no outstanding borrowings from the Amended Facility with approximately $38.3 million of availability, and letters of credit outstanding were approximately $9.7 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2009. See Note 1 — Basis for Presentation to the financial statements regarding Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first quarter of fiscal year 2010, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2009, which was filed with the SEC on March 22, 2010, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Amended Facility) would have had no material effect in the three months ended April 3, 2010 due to the fact that there were no short-term borrowings on our Amended Facility during the period.

Item 4T.	Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of April 3, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2010.
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.
For a description of litigation and certain related matters, please see Note 5 of Part I, Item 1, entitled Commitments and Contingencies.
In addition, the Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.

Item 1A.	Risk Factors.
A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

						Maximum
				Total Number of		Number of Shares
	Total		Average	Shares Purchased		that May Yet be
	Number of		Price	as Part of Publicly		Purchased Under
	Shares		Paid per	Announced Plans		the Plans or
Period	Purchased		Share	or Programs		Programs
January 1, 2010 – January 30, 2010	—		$—	—		847,500
January 31, 2010 – February 27, 2010	—		—	—		847,500
February 28, 2010 – April 3, 2010	1,305	*	4.20	1,305	*	846,195

Total	1,305		$4.20	1,305		846,195

*	Represents shares turned in by employees of the Company to cover personal tax obligations on shares of common stock that vested on March 31, 2010. The vested shares were awarded to certain employees under The Hampshire Group, Limited 2009 Stock Incentive Plan, adopted on October 21, 2009 (the “Plan”), which allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock. 846,195 shares of the 847,500 shares that have been granted pursuant to the Plan are currently outstanding.

Item 5.	Other Information.
On May 7, 2010, the Company entered into Amendment No. 1 (“Amendment No. 1”) to its Second Amended and Restated Credit Agreement and Guaranty dated as of August 7, 2009 (the “Amended Facility”), with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as letter of credit issuing bank and agent for the Banks. Amendment No. 1, among other things, (i) allows the Company to acquire, in one or more transactions or series of transactions, assets for an aggregate purchase price not to exceed $1.5 million; (ii) amends the Amended Facility’s original earnings before interest, taxes, depreciation and amortization covenant; and (iii) allows the Company to make dividend payments or purchases of its capital stock in an aggregate amount not to exceed $3.5 million if certain conditions are met.

Item 6.	Exhibits.
(a) The following exhibits are filed as part of this Report:

10.1
Amendment No. 1, dated May 7, 2010, to the Second Amended and Restated Credit Agreement and Guaranty with HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 7, 2009.

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

Hampshire Group, Limited
Date: May 12, 2010	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan W. Norwood
Jonathan W. Norwood
Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1
Amendment No. 1, dated May 7, 2010, to the Second Amended and Restated Credit Agreement and Guaranty with HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 7, 2009.

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