Form 10-Q
period 2010-07-03
HAMPSHIRE GROUP LTD
filed 2010-08-11
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of July 30, 2010: 6,341,360

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended July 3, 2010

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
Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee,” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties, and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

ii

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	July 3, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$31,630	$33,365
Accounts receivable, net	5,030	21,708
Other receivables	7,476	7,663
Inventories, net	22,540	8,137
Other current assets	3,613	1,606
Assets of discontinued operations	29	152

Total current assets	70,318	72,631
Fixed assets, net	10,410	11,283
Other assets	1,945	3,015

Total assets	$82,673	$86,929

Current liabilities:
Current portion of long-term debt	$36	$39
Accounts payable	13,413	7,256
Accrued expenses and other liabilities	7,303	5,557
Liabilities of discontinued operations	482	572

Total current liabilities	21,234	13,424

Long-term debt less current portion	61	79
Other long-term liabilities	15,137	14,577

Total liabilities	36,432	28,080

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at July 3, 2010 and December 31, 2009, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at July 3, 2010 and December 31, 2009, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at July 3, 2010 and December 31, 2009	824	824
Additional paid-in capital	30,013	29,948
Retained earnings	29,387	42,246
Treasury stock, 1,902,424 and 1,927,119 shares at cost at July 3, 2010 and December 31, 2009, respectively	(13,983)	(14,169)

Total stockholders’ equity	46,241	58,849

Total liabilities and stockholders’ equity	$82,673	$86,929

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$14,752	$20,968	$35,202	$50,045
Cost of goods sold	11,123	15,929	27,335	38,834

Gross profit	3,629	5,039	7,867	11,211
Selling, general, and administrative expenses	7,407	8,747	15,966	19,683
Restructuring charges	—	3,416	—	3,416
Special costs	3,874	1,072	4,415	3,005
Tender offer related costs	—	102	—	1,109

Loss from operations	(7,652)	(8,298)	(12,514)	(16,002)
Other income (expense):
Interest income	26	37	44	146
Interest expense	(138)	(35)	(246)	(83)
Other, net	(56)	(25)	(80)	(26)

Loss from continuing operations before income taxes	(7,820)	(8,321)	(12,796)	(15,965)
Income tax provision	83	110	122	206

Loss from continuing operations	(7,903)	(8,431)	(12,918)	(16,171)
Income (loss) from discontinued operations, net of taxes	64	(22)	59	(47)

Net loss	$(7,839)	$(8,453)	$(12,859)	$(16,218)

Basic loss per share:
Loss from continuing operations	$(1.42)	$(1.54)	$(2.33)	$(2.96)
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)	0.01	(0.01)

Net loss	$(1.41)	$(1.55)	$(2.32)	$(2.97)

Diluted loss per share:
Loss from continuing operations	$(1.42)	$(1.54)	$(2.33)	$(2.96)
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)	0.01	(0.01)

Net loss	$(1.41)	$(1.55)	$(2.32)	$(2.97)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,554	5,469	5,553	5,469

Diluted weighted average number of common shares outstanding	5,554	5,469	5,553	5,469

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2009	8,243,784	$824	$29,948	$42,246	1,927,119	$(14,169)	$58,849
Net loss	—	—	—	(12,859)	—	—	(12,859)
Restricted stock grants	—	—	(478)	—	(65,000)	478	—
Restricted stock forfeitures	—	—	287	—	39,000	(287)	—
Stock based compensation	—	—	256	—	—	—	256
Purchase of treasury shares	—	—	—	—	1,305	(5)	(5)

Balance at July 3, 2010	8,243,784	$824	$30,013	$29,387	1,902,424	$(13,983)	$46,241

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net loss	$(12,859)	$(16,218)
Less: Income (loss) from discontinued operations, net of taxes	59	(47)

Loss from continuing operations	(12,918)	(16,171)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239	1,098
Loss on sale or disposal of fixed assets	34	14
Stock based compensation	256	—
Changes in operating assets and liabilities:
Receivables, net	16,738	21,303
Inventories, net	(14,252)	(7,695)
Other assets	176	(3,628)
Liabilities	8,250	5,436

Net cash provided by (used in) continuing operating activities	(477)	357
Net cash provided by (used in) discontinued operations	76	(94)

Net cash provided by (used in) operating activities	(401)	263
Cash flows from investing activities:
Acquisition of a business	(1,210)	—
Capital expenditures	(98)	(270)
Cash restricted for the collateralization of letters of credit	—	(13,523)
Proceeds from the sale of fixed assets	—	4

Net cash provided by (used in) continuing investing activities	(1,308)	(13,789)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) investing activities	(1,308)	(13,789)
Cash flows from financing activities:
Purchase of treasury stock	(5)	—
Repayment of long-term debt	(21)	(14)
Capitalized credit facility costs	—	(204)

Net cash provided by (used in) financing activities	(26)	(218)

Net increase (decrease) in cash and cash equivalents	(1,735)	(13,744)
Cash and cash equivalents at beginning of period	33,365	35,098

Cash and cash equivalents at end of period	$31,630	$21,354

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
The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as discussed below and in Note 5 — Commitments and Contingencies.
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
On December 3, 2007, the Company purchased an insurance policy that insures a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance Policy”). The Special D&O Insurance Policy provides coverage of $7.5 million, has a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense as the policy covers a six year period and amortized at a rate of approximately $0.7 million per year. It is included in Other current assets and Other assets.
As discussed in Note 5 hereto, the Company entered into settlements in August 2010 with the two remaining former officers who were terminated during 2006, and therefore, the remaining value of the Special D&O Insurance Policy totaling $2.4 million was written off at July 3, 2010. Including this $2.4 million write off, the Company recognized expense related to the Special D&O Insurance Policy in the amount of $2.5 million in the three month period ended July 3, 2010, as compared with $0.2 million in the three month period ended June 27, 2009. The Company recognized expense related to the Special D&O Insurance Policy in the amount of $2.7 million in the year to date period ended July 3, 2010 as compared with $0.3 million in the year to date period ended June 27, 2009.
The Company reports certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, Chairman and director, legal and other expenses related to the now settled litigation involving former employees Charles Clayton and Roger Clark, and other matters investigated by the Audit Committee. See Note 5 — Commitments and Contingencies.
Special Costs incurred since inception of the Audit Committee Investigation were approximately $23.4 million through July 3, 2010. All litigation related to the Audit Committee Investigation has now been resolved, and thus, the Company does not expect to incur significant expenses associated with the Audit Committee Investigation after the recognition of legal costs incurred in the third quarter of 2010.

Accounting Standard Updates
The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2010:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s unaudited condensed consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09 “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in its first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s unaudited condensed consolidated financial statements.
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
On May 7, 2010, the Company and the Banks entered into an amendment (“Amendment No. 1”) with respect to the Amended Facility. Amendment No. 1, among other things, (i) allows the Company to acquire, in one or more transactions or series of transactions, assets for an aggregate purchase price not to exceed $1.5 million; (ii) amended the Amended Facility’s original earnings before interest, taxes, depreciation and amortization covenant; and, (iii) allows the Company to make dividend payments or purchases of its capital stock in an aggregate amount not to exceed $3.5 million if certain conditions are met.
At July 3, 2010, there were no outstanding borrowings and approximately $15.4 million outstanding under letters of credit. Borrowing availability was approximately $32.5 million at July 3, 2010.
Note 3 — Inventories
Inventories at July 3, 2010 and December 31, 2009 consisted of the following:

(In thousands)	July 3, 2010	December 31, 2009
Finished goods	$22,785	$8,340
Raw materials and supplies	62	37

	22,847	8,377
Less: reserves	(307)	(240)

Inventories, net	$22,540	$8,137

Note 4 — Loss Per Share
Set forth in the table below is the reconciliation of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended July 3, 2010:
Basic loss from continuing operations	$(7,903)	5,554	$(1.42)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—

Diluted loss from continuing operations	$(7,903)	5,554	$(1.42)

Three months ended June 27, 2009:
Basic loss from continuing operations	$(8,431)	5,469	$(1.54)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(8,431)	5,469	$(1.54)

Six months ended July 3, 2010:
Basic loss from continuing operations	$(12,918)	5,553	$(2.33)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—

Diluted loss from continuing operations	$(12,918)	5,553	$(2.33)

Six months ended June 27, 2009:
Basic loss from continuing operations	$(16,171)	5,469	$(2.96)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(16,171)	5,469	$(2.96)

Potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive, which totaled 785,250 as of July 3, 2010. There were no potentially dilutive shares as of June 27, 2009.
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
On December 21-24, 2009, the Court held a trial on the Company’s claims, Clayton’s and Clark’s counterclaims, and Clayton’s third-party claims. On July 12, 2010, the Court issued its Memorandum Opinion. Before entering a final judgment, the Court required supplemental briefing regarding the computation of the amount of damages to be paid. Prior to the Court entering a final judgment on the damages issues, the Company and Messrs. Clayton and Clark reached settlements as to the outstanding matters between them. The Company and Mr. Clark settled the outstanding matters, including potential claims for indemnification for reimbursement of certain legal costs incurred, for a payment to Mr. Clark of approximately $0.4 million. The Company and Mr. Clayton settled the outstanding matters, including potential claims for indemnification of certain legal costs incurred, for payment to Mr. Clayton of approximately $1.0 million, net of a disgorgement of $0.4 million of bonuses previously paid to Mr. Clayton.
Note 6 — Taxes
As of July 3, 2010, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of approximately $7.0 million, including approximately $2.7 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.5 million, including interest and penalties of approximately $0.6 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has both U.S. net operating loss carrybacks and carryforwards. Upon examination, one or more of these net operating loss carrybacks or carryforwards may be limited or disallowed. The statute of limitations with respect to the Company’s federal income tax returns remains open for tax years 2006 and beyond. With limited exceptions, the statutes of limitations for state income tax returns remain open for tax years 2002 and beyond. During the second quarter, the Company was notified by one municipality that its 2006, 2007, and 2008 municipal income tax returns will be examined. The Company also files income tax returns in Hong Kong for which tax years 2006 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
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
The underlying assets and liabilities of the discontinued operations at July 3, 2010 and December 31, 2009 were as follows:

(In thousands)	July 3, 2010	December 31, 2009
Other receivables	$29	$152

Assets of discontinued operations	$29	$152

Accrued expenses and other liabilities	$482	$572

Liabilities of discontinued operations	$482	$572

The operating results for the discontinued operations for the three and six month periods ended July 3, 2010 and June 27, 2009 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$—	$—	$—	$—

Gross profit	$—	$—	$—	$—

Income (loss) on discontinued operations before income taxes	$64	$(22)	$59	$(47)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations, net of taxes	$64	$(22)	$59	$(47)

Note 8 — Restructuring Charges
The Company initiated and implemented restructuring and cost reduction programs in May 2008 and April 2009 that significantly reduced its fixed cost structure. The restructuring programs eliminated positions at every level of the Company and included the consolidation of divisions and back office functions as well as the reorganization of certain operating functions. In addition to personnel reductions, the cost reduction programs also eliminated certain non-payroll costs. Both the 2008 and 2009 restructuring programs were complete at the end of their respective fiscal years. There were no charges related to the restructuring programs recognized during the three and six month periods ended July 3, 2010. There was approximately $3.4 million of restructuring charges incurred during the three and six month periods ended June 27, 2009.
A reconciliation of the beginning and ending liability balances for restructuring costs included in the Accrued expenses and other liabilities and Other long-term liabilities sections of the unaudited condensed consolidated balance sheet is shown below:

	Three Months Ended
	July 3, 2010			June 27, 2009
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$1,103	$1,103	$—	$—	$—
Costs charged to expense	—	—	—	2,717	864	3,581
Costs paid or settled	—	(384)	(384)	(2,669)	(14)	(2,683)

End of period	$—	$719	$719	$48	$850	$898

	Six Months Ended
	July 3, 2010			June 27, 2009
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$32	$1,210	$1,242	$72	$—	$72
Costs charged to expense	—	—	—	2,717	864	3,581
Costs paid or settled	(32)	(491)	(523)	(2,741)	(14)	(2,755)

End of period	$—	$719	$719	$48	$850	$898

Personnel reductions and other costs, which consist primarily of exit costs related to leased facilities and included the reversal of $0.2 million in deferred rent, were charged to Restructuring charges in the unaudited condensed consolidated statement of operations in the three and six month periods ended June 27, 2009.
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis at July 3, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	July 3, 2010
Cash equivalents	$11,292	$—	$—	$11,292

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
On September 28, 2009, the Company entered into a settlement and mutual release agreement (“Settlement”) with NAF, pursuant to which the Company and NAF settled and discharged all claims related to and arising under the Merger Agreement and any ancillary agreements entered into in connection with the negotiation and execution of the Merger Agreement. Under the terms of the Settlement, the Company agreed to reimburse NAF for approximately $0.8 million of approximately $2.1 million in transaction related expenses incurred by NAF in connection with the Merger Agreement. The Company has not incurred significant expenses related to the tender offer since the Settlement and believes that it will not incur any significant expenses related thereto in the future.
The Company did not incur any expenses related to the Merger Agreement during the six month period ended July 3, 2010. During the three and six month periods ended June 27, 2009, the Company incurred approximately $0.1 million and $1.1 million, respectively, in costs related to the Merger Agreement, which were recorded in Tender offer related costs in the unaudited condensed consolidated statement of operations. From the commencement of these activities in 2008, the Company incurred approximately $2.4 million in such costs through December 31, 2009.
Note 11 — Acquisition
On May 20, 2010, the Company, through its wholly owned subsidiary Hampshire Acquisition Sub, LLC, a Delaware limited liability company, consummated the acquisition of certain assets of S. Kuhlman, LLC and S Kuhlman Wholesale LLC (collectively, “Scott James™”). Scott James™ is a men’s specialty retailer and wholesale provider of apparel. Scott James™ operates two stores and a wholesale business that sells primarily to upscale specialty stores. The Company acquired Scott James™ to broaden its customer base, diversify its sales channels and grow its gross margin.
The acquisition date fair value of the consideration transferred totaled approximately $1.4 million, which consisted of approximately $1.2 million in cash and approximately $0.2 million in contingent consideration. The contingent consideration is in the form of incentive compensation that may be earned by a former principal of Scott James™, a current Company employee, if Scott James™ achieves certain annual sales goals for 2010 through 2012. This fair value measurement is estimated using a probability-weighted discounted cash flow model and is classified within level 3 of the fair value hierarchy as defined by the FASB Codification.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	May 20, 2010
Assets
Inventories	$151
Other current assets	50
Fixed assets	60
Goodwill	1,182

Total assets acquired	$1,443

Liabilities
Accrued expenses and other liabilities	$6
Other long term liabilities	227

Total liabilities assumed	$233

Purchase price (net assets acquired)	$1,210

The Company recognized approximately $1.2 million of goodwill in the acquisition based on the enhancement of the Company’s creative design and retail industry and sourcing relationships through the acquired employees. The Company expects a range of approximately $1.0 million to $1.2 million in goodwill to be deductible for tax purposes.
In connection with the acquisition, the Company assumed three lease agreements, pursuant to which the Company agreed to lease the facilities at which the Scott James™ operations are conducted. The facilities include two store locations and a wholesale location. The two stores include month to month lease terms with percentage rent based on sales. The wholesale business location has a lease term that expires on August 31, 2010.
The Company incurred approximately $0.1 million of acquisition related costs during the six month period ended July 3, 2010. These costs were recorded in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
This report contains statements which may constitute ‘forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee,” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2009 under Item 1A — Risk Factors and in Part II, Item 1A — Risk Factors in this Form 10-Q, and include the following risk factors:
•	A prolonged period of depressed consumer spending;

•	Lack of an established public trading market for our common stock;

•	Decreases in business from or the loss of any one of our key customers;

•	Financial instability experienced by our customers;

•	Chargebacks and margin support payments;

•	Loss of or inability to renew certain licenses;

•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;

•	Use of foreign suppliers for raw materials and manufacture of our products and the increase of related costs;

•	Failure of our manufacturers to use acceptable ethical business practices;

•	Failure to deliver quality products in a timely manner;

•	Problems with our distribution system and our ability to deliver products;

•	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;

•	Failure, inadequacy, interruption, or security lapse of our information technology;

•	Failure to compete successfully in a highly competitive and fragmented industry;

•	Challenges integrating any business we have acquired or may acquire;

•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;

•	Loss of certain key personnel which could negatively impact our ability to manage our business;

•	Our stockholders’ rights plan potentially adversely affects existing stockholders; and

•	Risks related to the global economic, political and social conditions.
We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions, or circumstances on which any forward looking statement is based.

OVERVIEW
Our product mix, which has a high concentration of sweaters, skews our revenues to the third and fourth quarters, which accounted for approximately 70% of our net sales in 2009. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances, generally requiring draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.
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
In May 2010, we acquired certain assets of S. Kuhlman, LLC and S Kuhlman Wholesale LLC (collectively,“Scott James™”). Scott James™ is a men’s specialty retailer and wholesale provider of apparel. Scott James™ operates two stores, located in Boston and New York, and a wholesale business that sells primarily to upscale specialty stores. We acquired Scott James™ to broaden our customer base, diversify our sales channels and grow our gross margin.
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

RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended July 3, 2010 and June 27, 2009
Net Sales
Net sales decreased by $6.2 million to $14.8 million for the three months ended July 3, 2010 compared with $21.0 million for the same period last year. The 29.6% decrease resulted from a decline in our women’s wear business and lower average selling prices due to larger customer allowances, partially offset by an increase in shipments from our men’s wear business. The increase in our men’s wear business reflects the addition of a spring season line with a major customer. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2009
Net sales quarter ended June 27, 2009	$20,968	100.0%
Volume	(4,485)	(21.4%)
Average net selling prices	(1,731)	(8.2%)

Net sales quarter ended July 3, 2010	$14,752	70.4%

If the current retail environment, including a continuing reduction in customer orders and significant retailer discounts due to reduced consumer spending, continues through year end, our net sales and operating results will be adversely affected.
Gross Profit
Gross profit for the three months ended July 3, 2010 was $3.6 million compared with $5.0 million for the same period last year, which reflected a decrease in net sales, somewhat offset by a slight increase in gross profit percentage, which was 24.6% of net sales for the three months ended July 3, 2010 compared with 24.0% of net sales for the same period last year. The slight increase in the gross profit percentage was primarily due to a decrease in cost of goods sold, partially offset by an increase in customer allowances.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses declined by 15.3% to $7.4 million for the three months ended July 3, 2010 compared with $8.7 million for the same period last year. This $1.3 million decrease was primarily due to lower compensation and employee related expenses, largely due to the 2009 cost reduction program (See Note 8 — Restructuring Charges to the financial statements).
Restructuring Charges
There were no charges related to the restructuring programs recognized during the three months ended July 3, 2010. Restructuring charges for the three months ended June 27, 2009 were $3.4 million and consisted primarily of termination benefits and lease exit costs. The decrease in the current period was the result of the completion of the 2009 restructuring program at the end of last year. (See Note 8 — Restructuring Charges to the financial statements).
Special Costs
During the three months ended July 3, 2010, special costs were $3.9 million as compared to $1.1 million for the same period last year (See Note 1 — Basis of Presentation and Note 5 — Commitments and Contingencies to the financial statements). The increase is due principally to the entry into settlements with Messrs. Clayton and Clark totaling approximately $1.4 million and the $2.4 million write off of the remaining value of the special D&O insurance policy (as discussed in Note 1 — Basis of Presentation to the financial statements), somewhat offset by higher legal fees incurred in the prior period. All litigation related to the Audit Committee Investigation has now been resolved, and thus, we do not expect to incur significant expenses associated with the Audit Committee Investigation after the recognition of legal costs incurred in the third quarter of 2010.
Tender Offer Related Costs
We believe there will be no significant costs related to the NAF Acquisition Corp. tender offer in 2010 as the matter was settled in 2009. (See Note 10 — Tender Offer to the financial statements) There were $0.1 million of such costs in the three months ended June 27, 2009.
Income Taxes
Our provision for income taxes for the quarters ended July 3, 2010 and June 27, 2009 of approximately $0.1 million is comprised of interest and penalties on our income tax reserves.
Commencing with the fourth quarter of 2008, we determined, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), it was more likely than not, based on all of the relevant evidence, that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $3.1 million or an effective tax rate of 39.4% due to the losses incurred in the quarter ended July 3, 2010. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $3.4 million or an effective tax rate of 40.5% due to the losses incurred in the quarter ended June 27, 2009. (See Note 6 — Taxes to the financial statements)

Year to Date Comparison — Six Months Ended July 3, 2010 and June 27, 2009
Net Sales
Net sales decreased by $14.8 million to $35.2 million for the six months ended July 3, 2010 compared with $50.0 million for the same period last year. The 29.7% decrease resulted from a decline in our women’s wear business and lower average selling prices due to larger customer allowances, partially offset by an increase in shipments from our men’s wear business. The increase in our men’s wear business reflects the addition of a spring season line with a major customer. The reconciliation of net sales is outlined in the table below:

	Year to Date Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2009
Net sales six months ended June 27, 2009	$50,045	100.0%
Volume	(11,232)	(22.5%)
Average net selling prices	(3,611)	(7.2%)

Net sales six months ended July 3, 2010	$35,202	70.3%

As compared to the six months ended July 3, 2010, we expect a narrowing in the percentage decrease in our net sales during the second half of 2010. There can be no assurance of this narrowing as a continuing uncertain retail environment could further reduce customer orders and increase retailer discounts, which would adversely affect our net sales and operating results.
Gross Profit
Gross profit for the six months ended July 3, 2010 was $7.9 million compared with $11.2 million for the same period last year, which reflected a decrease in net sales as well as a slight decrease in gross profit percentage, which was 22.3% of net sales for the six months ended July 3, 2010 compared with 22.4% of net sales for the same period last year.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses declined by 18.8% to $16.0 million for the six months ended July 3, 2010 compared with $19.7 million for the same period last year. This $3.7 million decrease was primarily due to the combined effect of lower compensation and facility expenses, largely due to the 2009 cost reduction program (See Note 8 — Restructuring Charges to the financial statements), and a decline in shipping costs due to lower volumes in the current period.
Restructuring Charges
There were no charges related to the restructuring programs recognized during the six months ended July 3, 2010. Restructuring charges for the six months ended June 27, 2009 were $3.4 million and consisted primarily of termination benefits and lease exit costs. The decrease in the current period was the result of the completion of the 2009 restructuring program at the end of last year. (See Note 8 — Restructuring Charges to the financial statements)
Special Costs
During the six months ended July 3, 2010, special costs were $4.4 million as compared to $3.0 million for the same period last year. The increase is due principally to the entry into settlements with Messrs. Clayton and Clark totaling approximately $1.4 million and the $2.4 million write off of the remaining value of the special D&O insurance policy (as discussed in Note 1 — Basis of Presentation to the financial statements), somewhat offset by higher legal fees incurred in the prior period. All litigation related to the Audit Committee Investigation has now been resolved, and thus, we do not expect to incur significant expenses associated with the Audit Committee Investigation after the recognition of legal costs incurred in the third quarter of 2010.
Tender Offer Related Costs
We believe there will be no significant costs related to the NAF Acquisition Corp. tender offer in 2010 as the matter was settled in 2009. (See Note 10 — Tender Offer to the financial statements) There were $1.1 million of such costs in the six months ended June 27, 2009.
Income Taxes
Our provision for income taxes of approximately $0.1 million and $0.2 million for the six month periods ended July 3, 2010 and June 27, 2009, respectively, are comprised of interest and penalties on income tax reserves.

Commencing with the fourth quarter of 2008, we determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $5.1 million or an effective tax rate of 39.8% due to the losses incurred in the six months ended July 3, 2010. Excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $6.2 million or an effective tax rate of 39.0% due to the losses incurred in the six months ended June 27, 2009. (See Note 6 — Taxes to the financial statements)
LIQUIDITY AND CAPITAL RESOURCES
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
On August 7, 2009, we amended and restated our Credit Facility (the “Amended Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as letter of credit issuing bank and as agent for the Banks from a $125.0 million credit facility to a $48.0 million asset based revolving credit facility including trade letters of credit with a $10.0 million sub-limit for standby letters of credit. The reduction in size reflects our current business needs and the success we have had in convincing our vendors to accept open terms rather than requiring letters of credit. The financial covenants were adjusted to provide us with greater flexibility in the operation of our businesses. We believe fees and interest rates under the facility increased to then current market rates, although much of this increase will be offset by the reduction in the size of the facility.
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
On May 7, 2010, we and the Banks entered into an amendment (“Amendment No. 1”) with respect to the Amended Facility. We believe that the terms of Amendment No. 1 will provide us with greater operating flexibility under the Amended Facility. Amendment No. 1, among other things, (i) allows the Company to acquire, in one or more transactions or series of transactions, assets for an aggregate purchase price not to exceed $1.5 million; (ii) amended the Amended Facility’s original earnings before interest, taxes, depreciation and amortization covenant; and, (iii) allows the Company to make dividend payments or purchases of its capital stock in an aggregate amount not to exceed $3.5 million if certain conditions are met.
At July 3, 2010, there were no outstanding borrowings from the Amended Facility with approximately $32.5 million of availability and approximately $15.4 million letters of credit outstanding.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2009. See Note 1 — Basis of Presentation to the financial statements regarding Accounting Standard Updates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first six months of fiscal year 2010, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2009, which was filed with the SEC on March 22, 2010, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Amended Facility) would have had no material effect in the six months ended July 3, 2010 due to the fact that there were no short-term borrowings on our Amended Facility during the period.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of July 3, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that May Yet be
	Number of	Price	as Part of Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
April 4, 2010 – May 1, 2010	—	$—	—	846,195
May 2, 2010 – May 29, 2010	—	—	—	846,195
May 30, 2010 – July 3, 2010	—	—	—	872,195	*

Total	—	$—	—	872,195

*	On June 2, 2010, the Company granted 65,000 shares to certain new directors and a new employee under The Hampshire Group, Limited 2009 Stock Incentive Plan, adopted on October 21, 2009 (the “Plan”). The Plan allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock. 39,000 shares were forfeited by former directors who participated in the Plan when their term ended on June 2, 2010. 872,195 shares that have been granted pursuant to the Plan are currently outstanding.

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: August 11, 2010	By:	/s/ Heath L. Golden
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