Form 10-Q
period 2010-10-02
HAMPSHIRE GROUP LTD
filed 2010-11-12
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of November 1, 2010: 6,243,860

HAMPSHIRE GROUP, LIMITED
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended October 2, 2010

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

ii

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	October 2, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$1,575	$33,365
Accounts receivable, net	39,972	21,708
Other receivables	8,837	7,663
Inventories, net	27,819	8,137
Other current assets	3,884	1,606
Assets of discontinued operations	9	152

Total current assets	82,096	72,631
Fixed assets, net	9,940	11,283
Other assets	2,216	3,015

Total assets	$94,252	$86,929

Current liabilities:
Current portion of long-term debt	$36	$39
Accounts payable	22,767	7,256
Accrued expenses and other liabilities	7,054	5,557
Liabilities of discontinued operations	473	572

Total current liabilities	30,330	13,424

Long-term debt less current portion	52	79
Other long-term liabilities	14,225	14,577

Total liabilities	44,607	28,080

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at October 2, 2010 and December 31, 2009, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at October 2, 2010 and December 31, 2009, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at October 2, 2010 and December 31, 2009	824	824
Additional paid-in capital	30,837	29,948
Retained earnings	32,684	42,246
Treasury stock, 1,999,924 and 1,927,119 shares at cost at October 2, 2010 and December 31, 2009, respectively	(14,700)	(14,169)

Total stockholders’ equity	49,645	58,849

Total liabilities and stockholders’ equity	$94,252	$86,929

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$52,739	$50,869	$87,941	$100,914
Cost of goods sold	42,156	39,815	69,491	78,649

Gross profit	10,583	11,054	18,450	22,265
Selling, general, and administrative expenses	9,296	9,725	25,262	29,408
Restructuring charges	—	768	—	4,184
Special costs	65	588	4,480	3,593
Tender offer related costs	—	944	—	2,053

Income (loss) from operations	1,222	(971)	(11,292)	(16,973)
Other income (expense):
Interest income	24	12	68	158
Interest expense	(145)	(114)	(391)	(197)
Other, net	(28)	(285)	(108)	(311)

Income (loss) from continuing operations before income taxes	1,073	(1,358)	(11,723)	(17,323)
Income tax benefit	(2,295)	(785)	(2,173)	(579)

Income (loss) from continuing operations	3,368	(573)	(9,550)	(16,744)
Income (loss) from discontinued operations, net of taxes	(71)	1	(12)	(46)

Net income (loss)	$3,297	$(572)	$(9,562)	$(16,790)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.60	$(0.10)	$(1.72)	$(3.06)
Loss from discontinued operations, net of taxes	(0.01)	—	—	(0.01)

Net income (loss)	$0.59	$(0.10)	$(1.72)	$(3.07)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.60	$(0.10)	$(1.72)	$(3.06)
Loss from discontinued operations, net of taxes	(0.01)	—	—	(0.01)

Net income (loss)	$0.59	$(0.10)	$(1.72)	$(3.07)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,556	5,469	5,554	5,469

Diluted weighted average number of common shares outstanding	5,556	5,469	5,554	5,469

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2009	8,243,784	$824	$29,948	$42,246	1,927,119	$(14,169)	$58,849
Net loss	—	—	—	(9,562)	—	—	(9,562)
Restricted stock grants	—	—	(478)	—	(65,000)	478	—
Restricted stock forfeitures	—	—	1,004	—	136,500	(1,004)	—
Stock based compensation	—	—	363	—	—	—	363
Purchase of treasury shares	—	—	—	—	1,305	(5)	(5)

Balance at October 2, 2010	8,243,784	$824	$30,837	$32,684	1,999,924	$(14,700)	$49,645

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	October 2, 2010	September 26, 2009
Cash flows from operating activities:
Net loss	$(9,562)	$(16,790)
Less: Loss from discontinued operations, net of taxes	(12)	(46)

Loss from continuing operations	(9,550)	(16,744)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,858	1,927
Loss on sale or disposal of fixed assets	34	286
Stock based compensation	363	—
Deferred compensation expense	(58)	—
Changes in operating assets and liabilities:
Receivables, net	(19,535)	(11,713)
Inventories, net	(19,531)	(23,132)
Other assets	(42)	(70)
Liabilities	16,453	17,149

Net cash provided by (used in) continuing operating activities	(30,008)	(32,297)
Net cash provided by (used in) discontinued operations	(215)	(194)

Net cash provided by (used in) operating activities	(30,223)	(32,491)
Cash flows from investing activities:
Acquisition of a business	(1,210)	—
Capital expenditures	(139)	(282)
Increase in cash restricted for the collateralization of letters of credit	—	(13,523)
Decrease in cash restricted for the collateralization of letters of credit	—	13,523
Proceeds from the sale of fixed assets	—	25

Net cash provided by (used in) continuing investing activities	(1,349)	(257)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) investing activities	(1,349)	(257)
Cash flows from financing activities:
Purchase of treasury stock	(5)	—
Repayment of long-term debt	(30)	(22)
Capitalized credit facility costs	(183)	(777)

Net cash provided by (used in) financing activities	(218)	(799)

Net increase (decrease) in cash and cash equivalents	(31,790)	(33,547)
Cash and cash equivalents at beginning of period	33,365	35,098

Cash and cash equivalents at end of period	$1,575	$1,551

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
The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as discussed in Note 2 — Credit Facility.
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
On December 3, 2007, the Company purchased an insurance policy that insured a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance Policy”). The Special D&O Insurance Policy provided coverage of $7.5 million, had a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense as the policy covered a six year period and amortized at a rate of approximately $0.7 million per year.
As discussed in Note 5 hereto, in August 2010, the Company entered into settlements with the two remaining former officers who were terminated during 2006, and therefore, the remaining value of the Special D&O Insurance Policy totaling $2.4 million was written off at July 3, 2010. The Company recognized expense related to this policy of $0.2 million in the three month period ended September 26, 2009. The Company recognized expense related to the Special D&O Insurance Policy in the amount of $2.7 million in the year to date period ended October 2, 2010 as compared with $0.5 million in the year to date period ended September 26, 2009.
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
Special Costs incurred since inception of the Audit Committee Investigation were approximately $23.5 million through October 2, 2010. All litigation related to the Audit Committee Investigation has now been resolved, and thus, the Company does not expect to incur significant expenses associated with the Audit Committee Investigation after the third quarter of 2010.

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
In February 2010, the FASB issued ASU 2010-09 “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s unaudited condensed consolidated financial statements.
Note 2 — Credit Facility
On August 7, 2009, the Company and its lenders amended and restated its credit facility (the “Prior Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as letter of credit issuing bank and as agent for the Banks.
The Prior Facility with the Banks was a $48.0 million asset based revolving credit facility, including trade letters of credit, with a $10.0 million sub-limit for standby letters of credit. The Prior Facility was scheduled to expire on June 30, 2011 and was secured by substantially all assets of the Company. Aggregate borrowing availability under the Prior Facility was limited to the lesser of $48.0 million or a formula which considers cash, accounts receivable and inventory. Interest rates under the Prior Facility varied with the prime rate or the London Interbank Offered Rate (“LIBOR”). The Prior Facility included certain covenants, which included minimum earnings before interest, taxes, depreciation and amortization (excluding certain charges), maximum capital expenditures, minimum availability, minimum liquidity, letters of credit tied to booked orders, and limitations on when direct debt was permitted. The Prior Facility had other customary provisions for periodic reporting, monitoring, and fees. On October 28, 2010, the Company entered into a new credit agreement (referred to as the “New Credit Facility”) with Wells Fargo Capital Finance, LLC. The New Credit Facility replaced the Prior Facility in its entirety. In addition, approximately $0.3 million of the remaining value of unamortized capitalized loan costs with the Prior Facility was written off as of the date of termination.
The New Credit Facility is a $50.0 million asset based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The New Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries. Revolving credit loans are limited to a borrowing base, which considers cash deposited into a restricted account, accounts receivable and inventory. The New Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, accuracy of representation and warranties, and a fixed charge coverage covenant that takes effect only when and so long as the Company does not meet minimum liquidity requirements, which adjust based on the seasonality of the Company’s business. The New Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.
The Company, at its discretion, may prepay outstanding obligations in whole or part together with accrued interest at any time. The New Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The New Credit Facility also contains customary provisions that enable Wells Fargo Capital Finance, LLC to accelerate payment of outstanding obligations under the New Credit Facility upon certain events, including, among others, non-payment of amounts due under the New Credit Facility, breach of a fixed charge coverage ratio (which is applicable only so long as the Company does not meet minimum liquidity requirements), insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the New Credit Facility fail to be perfected.

The obligations under the New Credit Facility are secured by (i) a first priority security interest in certain assets of the Company and the domestic subsidiaries of the Company that are party to the New Credit Facility, in their capacity as guarantors, (ii) a pledge of all issued and outstanding common stock of each operating domestic subsidiary of the Company, and (iii) an assignment of proceeds of insurance covering collateral.
Interest accrues on outstanding indebtedness under revolving credit loans at an annual rate, equal to: (a) the LIBOR Rate (as defined in the New Credit Facility) plus 2.50% for obligations with a LIBOR based interest rate, or (b) a base rate equal to 1.75% plus the greatest of (i) the Federal Funds Rate (as defined in the New Credit Facility) plus 0.50%, (ii) one-month LIBOR rate plus 1.50%, and (iii) the prime rate of interest announced, from time to time, by Wells Fargo Capital Finance, LLC at its principal office. All interest is calculated on the basis of actual number of days elapsed based on a 360 day year. In addition, the New Credit Facility requires the Company to pay certain customary fees, costs, and expenses of Wells Fargo Capital Finance, LLC.
At October 2, 2010, there were no outstanding borrowings under the Prior Facility and approximately $10.8 million outstanding under letters of credit. Borrowing availability was approximately $37.2 million at October 2, 2010.
Note 3 — Inventories
Inventories at October 2, 2010 and December 31, 2009 consisted of the following:

(In thousands)	October 2, 2010	December 31, 2009
Finished goods	$28,016	$8,340
Raw materials and supplies	365	37

	28,381	8,377
Less: reserves	(562)	(240)

Inventories, net	$27,819	$8,137

Note 4 — Income (loss) Per Share
Set forth in the table below is the reconciliation of the numerator (income (loss) from continuing operations) and the denominator (shares) for the computation of basic and diluted income (loss) from continuing operations per share:

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Three months ended October 2, 2010:
Basic income from continuing operations	$3,368	5,556	$0.60
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—

Diluted income from continuing operations	$3,368	5,556	$0.60

Three months ended September 26, 2009:
Basic loss from continuing operations	$(573)	5,469	$(0.10)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(573)	5,469	$(0.10)

	Numerator	Denominator	Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount
Nine months ended October 2, 2010:
Basic loss from continuing operations	$(9,550)	5,554	$(1.72)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—

Diluted loss from continuing operations	$(9,550)	5,554	$(1.72)

Nine months ended September 26, 2009:
Basic loss from continuing operations	$(16,744)	5,469	$(3.06)
Effect of dilutive securities:
Preferred rights	—	—	—

Diluted loss from continuing operations	$(16,744)	5,469	$(3.06)

Potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive, which totaled 695,250 as of October 2, 2010. There were no potentially dilutive shares as of September 26, 2009.
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

Note 6 — Taxes
As of October 2, 2010, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of approximately $5.8 million, including approximately $2.1 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.6 million, including interest and penalties of approximately $0.4 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has both U.S. net operating loss carrybacks and carryforwards. Upon examination, one or more of these net operating loss carrybacks or carryforwards may be limited or disallowed.
The Company elected to carry back its 2009 federal net operating loss to tax years 2004 and 2005. As a result, the Company recognized an income tax benefit of $7.7 million included in Other receivables in the unaudited condensed consolidated balance sheet, of which, $1.1 million was recognized during the quarter ended October 2, 2010 and $6.6 million was recognized during the quarter ended December 31, 2009. Also, as a result of this election, the statute of limitations with respect to the Company’s federal income tax returns were re-opened for tax years 2004 and 2005, which resulted in the recognition of $1.1 million and $0.9 million in associated income tax expense in quarters ended October 2, 2010 and December 31, 2009, respectively. In addition, the Company recorded approximately $2.3 million and $1.4 million of previously unrecognized tax benefits, including interest and penalties of approximately $1.0 million and $0.4 million, during the quarters ended October 2, 2010 and September 26, 2009, respectively, due to the expiration of various statutes. Thus, the statute of limitations with respect to the Company’s federal income tax returns are open for tax years 2004 and 2005, up to the amount of the 2009 federal net operating loss carryback, and 2007 and beyond. With limited exceptions, the statute of limitations for state income tax returns remain open for tax years 2006 and beyond. During the second quarter, the Company was notified that its 2006, 2007 and 2008 municipal income tax returns are currently under examination by the New York taxing authorities. The Company also files income tax returns in Hong Kong for which tax years 2007 and beyond remain open to examination by the Hong Kong Inland Revenue Department.
Commencing with the fourth quarter of 2008, the Company determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence, that its deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. For the nine months ended October 2, 2010, excluding the valuation allowances on its deferred tax assets, the Company would have recognized a tax benefit of approximately $5.7 million or an effective tax rate of 48.5%. For the nine months ended September 26, 2009, excluding the valuation allowances on its deferred tax assets, the Company would have recognized a tax benefit of approximately $7.5 million or an effective tax rate of 43.2%.
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
The underlying assets and liabilities of the discontinued operations at October 2, 2010 and December 31, 2009 were as follows:

(In thousands)	October 2, 2010	December 31, 2009
Other receivables	$9	$152

Assets of discontinued operations	$9	$152

Accrued expenses and other liabilities	$473	$572

Liabilities of discontinued operations	$473	$572

The operating results for the discontinued operations for the three and nine month periods ended October 2, 2010 and September 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2010	2009	2010	2009
Net sales	$—	$—	$—	$—

Gross profit	$—	$—	$—	$—

(Loss) income on discontinued operations before income taxes	$(71)	$1	$(12)	$(46)
Income tax provision	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$(71)	$1	$(12)	$(46)

Note 8 — Restructuring Charges
The Company initiated and implemented restructuring and cost reduction programs in May 2008 and April 2009 that significantly reduced its fixed cost structure. The restructuring programs eliminated positions at every level of the Company and included the consolidation of divisions and back office functions as well as the reorganization of certain operating functions. In addition to personnel reductions, the cost reduction programs also eliminated certain non-payroll costs. Both the 2008 and 2009 restructuring programs were complete at the end of their respective fiscal years. There were no charges related to the restructuring programs recognized during the three and nine month periods ended October 2, 2010. There was approximately $0.8 million and $4.2 million of restructuring charges incurred during the three and nine month periods ended September 26, 2009, respectively.
A reconciliation of the beginning and ending liability balances for restructuring costs included in the Accrued expenses and other liabilities and Other long-term liabilities sections of the unaudited condensed consolidated balance sheet is shown below:

	Three Months Ended
	October 2, 2010			September 26, 2009
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$719	$719	$48	$850	$898
Costs charged to expense	—	—	—	743	25	768
Costs paid or settled	—	(144)	(144)	(516)	(121)	(637)

End of period	$—	$575	$575	$275	$754	$1,029

	Nine Months Ended
	October 2, 2010			September 26, 2009
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$32	$1,210	$1,242	$72	$—	$72
Costs charged to expense	—	—	—	3,460	889	4,349
Costs paid or settled	(32)	(635)	(667)	(3,257)	(135)	(3,392)

End of period	$—	$575	$575	$275	$754	$1,029

Personnel reductions and other costs, which consist primarily of exit costs related to leased facilities and included the reversal of $0.2 million in deferred rent, were charged to Restructuring charges in the unaudited condensed consolidated statement of operations in the three and nine month periods ended September 26, 2009.

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
As of October 2, 2010, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques described above.
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
The Company did not incur any expenses related to the Merger Agreement during the nine month period ended October 2, 2010. During the three and nine month periods ended September 26, 2009, the Company incurred approximately $0.9 million and $2.1 million, respectively, in costs related to the Merger Agreement, which were recorded in Tender offer related costs in the unaudited condensed consolidated statement of operations. From the commencement of these activities in 2008, the Company incurred approximately $2.4 million in such costs through December 31, 2009.
Note 11 — Acquisition
On May 20, 2010, the Company, through its wholly owned subsidiary Hampshire Acquisition Sub, LLC, a Delaware limited liability company, consummated the acquisition of certain assets of S. Kuhlman, LLC and S Kuhlman Wholesale LLC (collectively, “Scott James™”). Scott James™ is a men’s specialty retailer and wholesale provider of apparel. Scott James™ operated two stores and a wholesale business that sells primarily to upscale specialty stores. The Company acquired Scott James™ to broaden its customer base, diversify its sales channels and grow its gross margin.
The acquisition date fair value of the consideration transferred totaled approximately $1.4 million, which consisted of approximately $1.2 million in cash and approximately $0.2 million in contingent consideration. The contingent consideration is in the form of incentive compensation that may be earned by a former principal of Scott James™, a current Company employee, if Scott James™ achieves certain annual sales goals for 2010 through 2012. This fair value measurement is estimated using a probability-weighted discounted cash flow model and is classified within level 3 of the fair value hierarchy as defined by the FASB Codification. As of October 2, 2010, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition, although the recognized amount decreased slightly as a result of minor changes in estimates. As of October 2, 2010, approximately $0.2 million in contingent consideration is included in Other long-term liabilities in the unaudited condensed consolidated balance sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (net of a reduction to fixed assets as a purchase price adjustment):

May 20, 2010
(In thousands)	(As adjusted)
Assets
Inventories	$151
Other current assets	50
Fixed assets	46
Goodwill	1,196

Total assets acquired	$1,443

Liabilities
Accrued expenses and other liabilities	$6
Other long term liabilities	227

Total liabilities assumed	$233

Purchase price (net assets acquired)	$1,210

The Company recognized approximately $1.2 million of goodwill in the acquisition based on the enhancement of the Company’s creative design and retail industry and sourcing relationships through the acquired employees. The Company expects a range of approximately $1.0 million to $1.2 million in goodwill to be deductible for tax purposes. A reconciliation of the beginning and ending carrying balance for goodwill included in Other assets in the unaudited condensed consolidated balance sheet is shown below:

(In thousands)	Goodwill
Goodwill acquired on May 20, 2010	$1,182
Purchase price adjustment from fixed assets	14

Goodwill as of October 2, 2010	$1,196

The Company incurred approximately $0.1 million of acquisition related costs during the nine month period ended October 2, 2010. These costs were recorded in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations.

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
In May 2010, we acquired certain assets of S. Kuhlman, LLC and S Kuhlman Wholesale LLC (collectively, “Scott James™”). Scott James™ is a men’s specialty retailer and wholesale provider of apparel. Scott James™ operates one store, located in Boston, and a wholesale business that sells primarily to upscale specialty stores. We acquired Scott James™ to broaden our customer base, diversify our sales channels and grow our gross margin.
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
Our divisions source the manufacture of their product with factories primarily located in Southeast Asia. Our products are subject to price increases, which we try to offset by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when possible, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers in U.S. dollars.
The apparel market is highly competitive. Competition is primarily based on product design, price, quality, and service. We face competition from apparel designers, manufacturers, importers, licensors, and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us.

RESULTS OF CONTINUING OPERATIONS
Quarterly Comparison — Three Months Ended October 2, 2010 and September 26, 2009
Net Sales
Net sales increased by $1.9 million to $52.7 million for the three months ended October 2, 2010 compared with $50.8 million for the same period last year. The 3.7% increase resulted from an overall increase of volume, along with higher average selling prices in our women’s wear business, partially offset by a decline in selling prices from our men’s wear business. The overall increase in volume is due to the fact that the 2010 third quarter included approximately $5.6 million in incremental shipments to customers during the final week ended October 2, 2010, that was not included in the prior year third quarter ended September 26, 2009. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2009
Net sales quarter ended September 26, 2009	$50,869	100.0%
Volume	4,456	8.8%
Average net selling prices	(2,586)	(5.1)%

Net sales quarter ended October 2, 2010	$52,739	103.7%

Although net sales increased overall for the three month period ended October 2, 2010 compared to the corresponding prior year period, the upward trend is not expected to continue through year-end as we will have one less week of peak shipping and the current retail environment has led to decreased customer orders and increased retailer discounts due to continuing weak consumer spending. These combined factors will have an adverse effect on our net sales and operating results for the remainder of 2010.
Gross Profit
Gross profit for the three months ended October 2, 2010 was $10.6 million compared with $11.1 million for the same period last year, which reflected a decrease in gross profit percentage, which was 20.1% of net sales for the three months ended October 2, 2010 compared with 21.7% of net sales for the same period last year. The decrease in gross profit percentage was primarily due to an increase in cost of goods sold from our women’s wear business and lower average selling prices in our men’s wear business. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials, particularly cotton. To the extent we cannot pass these increases onto our customers, our future results will be adversely affected.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses declined by 4.4% to $9.3 million for the three months ended October 2, 2010 compared with $9.7 million for the same period last year. This $0.4 million decrease was partly due to lower compensation and employee related expenses, largely due to the 2009 cost reduction program (See Note 8 — Restructuring Charges to the financial statements) and additional expense reductions made in 2010.
Restructuring Charges
There were no charges related to the restructuring programs recognized during the three months ended October 2, 2010. Restructuring charges for the three months ended September 26, 2009 were $0.8 million and consisted primarily of termination benefits and lease exit costs. The decrease in the current period was the result of the completion of the 2009 restructuring program at the end of last year. (See Note 8 — Restructuring Charges to the financial statements)
Special Costs
During the three months ended October 2, 2010, special costs were $0.1 million as compared to $0.6 million for the same period last year. (See Note 1 — Basis of Presentation and Note 5 — Commitments and Contingencies to the financial statements) The decrease is due principally to the entry into settlements during the current period with Messrs. Clayton and Clark, which resolved all litigation related to the Audit Committee Investigation. As a result, expenses associated with the Audit Committee Investigation were minimal in the third quarter of 2010.
Tender Offer Related Costs
We believe there will be no significant costs related to the NAF Acquisition Corp. tender offer in 2010 as the matter was settled in 2009. (See Note 10 — Tender Offer to the financial statements) There were $0.9 million of such costs incurred in the three months ended September 26, 2009.
Income Taxes
Our income tax benefit for the quarter ended October 2, 2010 of $2.3 million was primarily due to the release of certain tax reserves, in the amount of $2.3 million, that reached their applicable statute of limitations, somewhat offset by the accrual of additional interest and penalties on remaining income tax reserves. The tax reserves released during the quarter ended October 2, 2010 consisted of approximately $2.3 million of previously unrecognized tax benefits, including interest and penalties of approximately $1.0 million. The income tax benefit for the quarter ended September 26, 2009 of $0.8 million was the result of the release of certain tax reserves that reached their applicable statute of limitations, which were somewhat offset by the accrual of additional interest and penalties on remaining income tax reserves. The tax reserves released during the quarter ended September 26, 2009 consisted of approximately $1.4 million of previously unrecognized tax benefits, including interest and penalties of approximately $0.4 million.

Commencing with the fourth quarter of 2008, we determined, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), it was more likely than not, based on all of the relevant evidence, that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. For the quarter ended October 2, 2010, excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $0.6 million, or a negative effective tax rate of 55.7%. For the quarter ended September 26, 2009, excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $1.3 million or an effective tax rate of 93.7%. (See Note 6 — Taxes to the financial statements)
Year to Date Comparison — Nine Months Ended October 2, 2010 and September 26, 2009
Net Sales
Net sales decreased by $13.0 million to $87.9 million for the nine months ended October 2, 2010 compared with $100.9 million for the same period last year. The 12.9% decrease resulted from lower average selling prices in all businesses coupled with a decline in volume in our women’s wear business, somewhat offset by an increase in our men’s wear business. Our men’s wear business volume increase reflects the addition of a spring season line with a major customer. The reconciliation of net sales is outlined in the table below:

	Year to Date Rate/Volume
		Percentage
(Dollars in thousands)	Dollars	of 2009
Net sales nine months ended September 26, 2009	$100,914	100.0%
Volume	(6,824)	(6.8)%
Average net selling prices	(6,149)	(6.1)%

Net sales nine months ended October 2, 2010	$87,941	87.1%

We expect net sales compared to 2009 to decrease in the fourth quarter as the current retail environment has led to decreased customer orders and increased retailer discounts due to continuing weak consumer spending. These combined factors will have an adverse effect on our net sales and operating results for the remainder of 2010.
Gross Profit
Gross profit for the nine months ended October 2, 2010 was $18.5 million compared with $22.3 million for the same period last year, which reflected a decrease in net sales as well as a decrease in gross profit percentage, which was 21.0% of net sales for the nine months ended October 2, 2010 compared with 22.1% of net sales for the same period last year. The decrease in gross profit percentage is due to lower average selling prices. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials, particularly cotton. To the extent we cannot pass these increases onto our customers, our future results will be adversely affected.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses declined by 14.1% to $25.3 million for the nine months ended October 2, 2010 compared with $29.4 million for the same period last year. This $4.1 million decrease was primarily due to the combined effect of lower compensation and facility expenses, largely due to the 2009 cost reduction program (See Note 8 — Restructuring Charges to the financial statements) and additional expense reductions in 2010.
Restructuring Charges
There were no charges related to the restructuring programs recognized during the nine months ended October 2, 2010. Restructuring charges for the nine months ended September 26, 2009 were $4.2 million and consisted primarily of termination benefits and lease exit costs. The decrease in the current period was the result of the completion of the 2009 restructuring program at the end of last year. (See Note 8 — Restructuring Charges to the financial statements)
Special Costs
During the nine months ended October 2, 2010, special costs were $4.5 million as compared to $3.6 million for the same period last year. The increase is due principally to the entry into settlements with Messrs. Clayton and Clark totaling approximately $1.4 million and the $2.4 million write off of the remaining value of the special D&O insurance policy (as discussed in Note 1 — Basis of Presentation to the financial statements), somewhat offset by higher legal fees incurred in the prior period. All litigation related to the Audit Committee Investigation has now been resolved, and thus, we do not expect to incur significant expenses associated with the Audit Committee Investigation going forward.

Tender Offer Related Costs
We believe there will be no significant costs related to the NAF Acquisition Corp. tender offer in 2010 as the matter was settled in 2009. (See Note 10 — Tender Offer to the financial statements) There were $2.1 million of such costs incurred in the nine months ended September 26, 2009.
Income Taxes
Our income tax benefit for the nine months ended October 2, 2010 of $2.2 million was primarily due to the release of certain tax reserves, in the amount of $2.2 million, that reached their applicable statute of limitations, which were somewhat offset by the accrual of additional interest and penalties on remaining tax reserves. The tax reserves released during the nine months ended October 2, 2010 consisted of approximately $2.4 million of previously unrecognized tax benefits, including interest and penalties of approximately $1.1 million. Our income tax benefit for the nine months ended September 26, 2009 of $0.6 million was the result of the release of certain tax reserves that reached their applicable statute of limitations, which were offset by the accrual of additional interest and penalties on remaining tax reserves. The tax reserves released during the nine months ended September 26, 2009 consisted of approximately $1.4 million of previously unrecognized tax benefits, including interest and penalties of approximately $0.4 million.
Commencing with the fourth quarter of 2008, we determined, in accordance with GAAP, it was more likely than not, based on all of the relevant evidence, that all of our deferred tax assets would not be utilized in future periods and that a tax benefit for losses incurred would not be realized. For the nine months ended October 2, 2010, excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $5.7 million or an effective tax rate of 48.5%. For the nine months ended September 26, 2009, excluding the valuation allowances on our deferred tax assets, we would have recognized a tax benefit of approximately $7.5 million or an effective tax rate of 43.2%. (See Note 6 — Taxes to the financial statements).
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. Due to the seasonality of the business, we generally borrow under our revolving credit facility during the third and fourth quarters of the year. Our primary sources of funds to meet our liquidity and capital requirements include funds generated from operations and borrowings under our revolving credit facility.
On August 7, 2009, we, in conjunction with our lenders, amended and restated our credit facility (the “Prior Facility”) with HSBC Bank USA, National Association (“HSBC”), other financial institutions named therein as bank parties (together with HSBC, the “Banks”), and HSBC, as letter of credit issuing bank and as agent for the Banks.
The Prior Facility with the Banks was a $48.0 million asset based revolving credit facility, including trade letters of credit, with a $10.0 million sub-limit for standby letters of credit. On October 28, 2010, the Company entered into a new credit agreement (referred to as the “New Credit Facility”) with Wells Fargo Capital Finance, LLC. The New Credit Facility replaced our prior facility in its entirety.
The New Credit Facility is a $50.0 million asset based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The New Credit Facility has a term of four years, matures on October 28, 2014 and is secured by substantially all assets of the Company and each of its domestic subsidiaries. Revolving credit loans are limited to a borrowing base, which considers cash deposited into a restricted account, accounts receivable and inventory. The New Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults, no material adverse change, accuracy of representation and warranties, and a fixed charge coverage covenant that takes effect only so long as the Company does not meet minimum liquidity requirements, which adjust based on the seasonality of the Company’s business. The New Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.
The Company, at its discretion, may prepay outstanding obligations in whole or part together with accrued interest at any time. The New Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including certain asset sales or receipt of insurance proceeds. The New Credit Facility also contains customary provisions that enable Wells Fargo Capital Finance, LLC to accelerate payment of outstanding obligations under the New Credit Facility upon certain events, including, among others, non-payment of amounts due under the New Credit Facility, breach of a fixed charge coverage ratio (which is applicable only so long as the Company does not meet minimum liquidity requirements), insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the New Credit Facility fail to be perfected.

The obligations under the New Credit Facility are secured by (i) a first priority security interest in certain assets of the Company and the domestic subsidiaries of the Company that are party to the New Credit Facility, in their capacity as guarantors, (ii) a pledge of all issued and outstanding common stock of each operating domestic subsidiary of the Company, and (iii) an assignment of proceeds of insurance covering collateral.
At October 2, 2010, there were no outstanding borrowings under the Prior Facility and approximately $10.8 million outstanding under letters of credit. Borrowing availability was approximately $37.2 million at October 2, 2010.
We believe that the borrowings available to us under the New Credit Facility along with cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.
INFLATION
We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. We have historically managed to lessen the impact of inflation by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when possible, passing along a portion of our cost increases to our customers through higher selling prices. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials, particularly cotton. To the extent we cannot pass these increases onto our customers, our future results will be adversely affected.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the area of changing interest rates. During the first nine months of fiscal year 2010, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2009, which was filed with the SEC on March 22, 2010, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Prior Facility) would have had no material effect in the nine months ended October 2, 2010 due to the fact that there were insignificant short-term borrowings on our Prior Facility during the period.
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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of October 2, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that May Yet be
	Number of	Price	as Part of Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
July 4, 2010 – July 31, 2010	—	$—	—	872,195
August 1, 2010 – August 28, 2010	—	—	—	872,195
August 29, 2010 – October 2, 2010	—	—	—	774,695	*

Total	—	$—	—	774,695

*	In conjunction with the departure of a former employee of the Company, 97,500 non-vested shares that were originally granted under The Hampshire Group, Limited 2009 Stock Incentive Plan, adopted on October 21, 2009 (the “Plan”), were forfeited. The Plan allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock.

Item 6. Exhibits.
(a) The following exhibits are filed as part of this Report:

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited
Date: November 12, 2010	By:	/s/ Heath L. Golden
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