Form 10-K
period 2010-12-31
HAMPSHIRE GROUP LTD
filed 2011-03-21
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of Class)
Common Stock, $0.10 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 3, 2010, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $25,022,905. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Markets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the Registrant has defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than ten percent of the Registrant’s Common Stock.

Number of shares of Common Stock outstanding as of March 8, 2011:   6,329,235

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement, relative to our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAMPSHIRE GROUP, LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

Our Women’s division is comprised of both our women’s knitwear business, known as Hampshire Designers, and our women’s related sportswear business, known as Item-Eyes.  Our men’s division, known as Hampshire Brands, offers both sweaters and sportswear.

Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution, including national and regional department and chain stores. All of our divisions source their product with quality manufacturers. Keynote Services, Limited, our China based subsidiary, assists with our sourcing needs and provides quality control services.

Recent Initiatives
The economic environment that we experienced in 2008, which continued throughout 2009 and into 2010, was characterized by, among other things, a decline in consumer spending, substantial tightening of credit markets, and inflationary pressures on our cost of goods. Accordingly, our priorities included:

▪
Restructuring of management. During 2009, in light of a prolonged and accelerating decline in operating results, our Board of Directors initiated a plan to restructure the management team to better position the Company to meet the challenges posed by the economic environment in 2009 and to establish a framework for future growth. This plan resulted in the reduction of senior management from eight to four positions, the departure of five executives, the appointment of Heath L. Golden as President and Chief Executive Officer, and the hiring of Howard L. Zwilling as President of Women’s Apparel. Mr. Zwilling joined us with more than 30 years of operational and merchandising expertise in the retail industry and a strong knowledge of the women’s apparel sector from former leadership roles at Jones Apparel Group.  During October 2010, we further strengthened our management team by appointing Eric G. Prengel as President of Men’s Apparel. Mr. Prengel brings nearly two decades of expertise in developing and growing menswear brands, most recently at HMX LLC (formerly Hartmarx Corporation).

▪
Broadening our customer base and our diversifying sales channels. We remained focused on exploring opportunities to grow our sales and expand our retail relationships in 2010.  As part of these efforts, in the second quarter we acquired scott james™, a men’s specialty retailer and wholesaler provider.  A contemporary menswear collection primarily selling to upscale specialty stores, scott james™ marked an important first step in our ongoing mission to strengthen and deepen our retail relationships.

▪
Reducing our overhead to a level commensurate with projected revenue. We continued our cost reduction efforts initiated in 2009 by implementing tighter controls on discretionary spending, reducing compensation, and streamlining initiatives. We also continued to rationalize office space and staff, including the consolidation of certain support and production functions and outsourcing of certain corporate functions.

▪
Decentralizing our sourcing to achieve reductions in cost of goods sold.  During 2008, we sourced over 95% of our goods within China largely through three Company offices in China, which employed over 130 people and were overseen by a global sourcing executive reporting to the Chief Executive Officer. During 2009, we reduced our China-based organizational structure to 26 employees and one office and are making a concerted effort to explore sourcing opportunities in, among other places, Bangladesh, Vietnam, India and Indonesia. In addition, rather than have sourcing as a corporate function, it is now handled at the division level. This structure remained in effect during 2010 and resulted in more effective collaboration between our sales and design teams, on the one hand, and our third party factories, on the other hand.  This structure has helped manage cost of goods sold and ingoing margins and enabled us to reduce the portion of our goods sourced in China to 87%.

▪
Improving cash flow.  Prior to 2009, we paid for virtually all of our goods using letters of credit, which required a credit facility with significant capacity and resulted in meaningful costs. We have since obtained open terms from most of our major suppliers, which has resulted in us increasing our average time outstanding for trade payables and permitted us to significantly reduce the size of our credit facility and its associated costs.  Further in October 2010, we entered into a new credit facility with more favorable terms that replaced the prior credit facility in its entirety.

Our Products
We have significantly expanded and diversified our product lines. In the 1990s, our product line primarily consisted of women's full-fashion, Luxelon® (acrylic yarn) sweaters marketed under the Designers Originals® label. Although Designers Originals®, now in its 55th year, remains a leading brand at retailers nationwide, our expanded product line permits us to supply many more departments of our existing customers and helps us attract new customers.

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

Item-Eyes.  Item-Eyes markets women’s related sportswear, including jackets, sweaters, pants, skirts, and "soft dressing,” for the moderate market under labels such as Requirements®, RQT by Requirements®, and R.E.Q. by Requirements®, as well as the private labels of our customers.

Hampshire Brands. For men, we offer sweaters under the licensed names of Geoffrey Beene® and Dockers®, as well as the private labels of our customers. In Fall 2009, in an exclusive arrangement with J. C. Penney Company, Inc. (“JC Penney”), we launched a full sportswear line under the licensed JOE Joseph Abboud® label, which includes sweaters, knits, woven tops, blazers, and a range of men’s bottoms, as well as a tops line under the licensed Alexander Julian Colours® label, which includes sweaters, knits and woven tops. In addition, we introduced our own brand, Spring+Mercer®, for men during 2006, which is a more modern line featuring sweaters and knit and woven tops.

scott james. scott james™ is a men’s specialty retailer and wholesale provider of apparel. scott james™ operates one store, located in Boston, Massachusetts and a wholesale business that sells primarily to upscale specialty stores. We acquired scott james™ in 2010 to broaden our customer base and diversify our sales channels.

The emphasis with each of the brands is a compelling product that features high quality and good value. Our brands cover the entire range of department store offerings, from "main floor" traditional styles to fashion-forward designer styles.

Our Strengths
We believe that we occupy a strong competitive position in a consolidating industry, which we plan to further solidify through:

Business Focus.  We continually review our portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. During 2010, through the acquisition of certain assets we launched the scott james™ label.

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

Extensive and Diverse Retail Relationships.  Our relationships with major retailers range from national and regional department stores such as Macy’s, Inc. (“Macy’s”), Belk, Inc., and Dillard’s, Inc., to national chain stores such as JC Penney and Kohl’s Department Stores, Inc. (“Kohls”), to warehouse clubs such as Costco Wholesale Corporation, to off-price retailers such as TJ Maxx, a division of The TJX Companies, Inc., and Ross Stores, Inc. These relationships enable our products to reach a large consumer base both in number and in geographical area.

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

Strong Competitive Position.  As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering such well-known licensed brands as Geoffrey Beene®, Dockers®, JOE Joseph Abboud® and Alexander Julian Colours® lines. In addition, we are continuing to develop our own contemporary-styled brands, Spring+Mercer® and scott james™, while concurrently managing our historic core labels, which include Designers Originals®, Hampshire Studio®, Mercer Street Studio®, Requirements®, RQT by Requirements®, and R.E.Q. by Requirements®.

Constant Improvement of our Infrastructure.  As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. In 2009, we implemented a state-of-the-art accounting, analysis, and payables imaging software platform, which we believe will continue to drive efficiency. In 2010, we continued to integrate our reporting and operating platforms to improve efficient access to valuable information.

Growth Opportunities in Existing and New Channels.  We are focused both on growing our sales to retailers in the moderate department and chain store channel, where we believe we are under-penetrated, as well as actively exploring new sales channels including international, specialty stores and shop-at-home. Our efforts with scott james™ mark an important starting point for us in these efforts.

Organization
We have a long history of supplying men's and women's branded and private label sweaters and women's woven and knit related sportswear to the moderate price sector of department stores, and national chains throughout the United States. We utilize our own sales force to sell our product. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends.

Customers
We have long term relationships with many of our customers. We sell our products principally into the moderate price sector of most major department and chain stores in the United States. Over the past few years, we have seen a decrease in the number of our significant retail customers due to the consolidation of the retail industry and bankruptcy filings by several customers. Sales to our three largest customers, JC Penney, Kohl's, and Macy’s in 2010 represented 26%, 15%, and 11%, respectively, of total annual sales. These same three customers represented 27%, 16%, and 11%, respectively, of total sales during 2009. For each of the last two years, more than 99% of our sales were to customers located in the United States. Sales outside of the United States were principally to two accounts in Canada and Mexico.

Suppliers
We primarily use foreign suppliers for our raw materials and the production of our product. During 2010, the majority of our product was produced by independent manufacturers located in China.

Competition
The apparel market remains highly competitive. Competition is primarily based on design, price, quality, and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from private label programs of the internal sourcing organizations of many of our customers and factories located in Southeast Asia.

Our ability to compete is enhanced by our in-house design capabilities and our international sourcing relationships. Our launches of JOE Joseph Abboud® and scott james™ are the most recent examples of our ongoing efforts to deploy our financial resources in a manner that helps develop a competitive advantage by broadening our apparel offering and product lines to reach multiple tiers of distribution.

Seasonality
Although we sell apparel throughout the year, our business is highly seasonal with approximately 74% of annual net sales occurring during the third and fourth quarters of 2010, which is consistent with our historical results. This is primarily due to the large concentration of sweaters in our product mix and the seasonality of the apparel industry in general. Accordingly, our inventory typically increases in the second and third quarters to accommodate such anticipated demand.

Effects of Changing Prices
We are subject to increased prices for the products we source. We have historically managed our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operation and, when appropriate, passing along a portion of our cost increases to our customers through higher selling prices. We confront inflationary pressures in transportation costs, labor and materials, particularly cotton.

Backlog
Our sales order backlog as of March 4, 2011 was approximately $95.8 million compared to approximately $97.5 million as of March 5, 2010. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year. The backlog as of March 4, 2011 is expected to be filled during 2011.

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

Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers' distribution centers, and invoice electronically, we have developed a number of integrated electronic information systems applications. Over 90% of all of our customer orders for 2010 were received electronically. In some instances, our customers' computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.

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

Employees
As of March 8, 2011, we had approximately 158 full-time employees and 4 part-time employees. We believe our relationship with our employees is good.

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
The apparel industry has historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits, which could negatively impact our business. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A downturn in the economy may affect consumer purchases of our products and adversely impact our growth and profitability.

We primarily use foreign suppliers for our raw materials and the manufacture of our products, which poses risks to our business operations.
During 2010, most of our products were produced by independent manufacturers located in China. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition, and results of operations:

•	political or labor instability in countries where contractors and suppliers are located;
•	political or military conflict involving the United States;
•
heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries, or impoundment of goods for extended periods;

•	a significant decrease in availability or continued increase in cost of labor or raw materials, particularly in cotton or petroleum-based synthetic fabrics;
•	impact of the global economic downturn on third party factories and their viability;
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
Effective with the opening of business on January 19, 2007, our common stock was delisted from the Nasdaq Global Market. There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets (formerly known as “Pink Sheets”) under the symbol “HAMP.PK”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Currently, we are not actively seeking to become listed on the Nasdaq Global Market or any other exchange. There can be no assurance that our common stock will again be listed on the Nasdaq Global Market or any other exchange, or that a trading market for our common stock will be established.

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

The retail industry has, in the past several years, experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations, or re-position their stores' target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers, and decrease our negotiating strength with them.

Our business has been and could continue to be adversely affected by financial instability experienced by our customers.
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations, and store closings. Over the last few years, several of our customers, including Goody’s, Mervyns, Gottschalks, and Boscov’s, either reorganized or liquidated. We sell our product primarily to national and regional department stores in the United States on credit and evaluate each customer's financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.

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

The level of competition and the nature of our competitors vary by product segment with low margin manufacturers being our main competitors in the less expensive segment of the market and with domestic and foreign designers and licensors competing with us in the more upscale segment of the market. Increasingly, we experience competition from our customers' in-house private labels. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, our ability to compete in our industry will be adversely affected. If we are unable to compete successfully, we could lose one or more of our significant customers, which could have a material adverse effect on our sales and financial performance.

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

Global credit and financial markets have experienced extreme disruptions in recent years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future which in turn may lead to further decreases in our net sales or a material adverse effect on our operating results, financial position and cash flows. Economic conditions have also led to a highly promotional environment and strong discounting pressure from our customers, which have had a negative effect on our revenues and profitability. This promotional environment may continue even after economic growth returns, as we expect that consumer spending trends are likely to remain below historical levels for the foreseeable future.

Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture our products, as well as the price for labor and transportation could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The prices for fabrics depend largely on the market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors. During 2010 and continuing into 2011, we have experienced significant upward pressure on each of the foregoing cost inputs, which has resulted in pressure on our gross margin. Whenever possible, we pass along these cost increases to our customers through higher selling prices. Should our customers not accept such increases or should they accept them in the first instance, but fail to achieve higher average unit retails thereby increasing their need for margin support from us, our profitability may be materially adversely affected.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.     Properties.

We lease all of our administrative offices, operations center, sales offices, sourcing offices, showrooms and a retail store. Our sales offices and showrooms are in New York, New York. Our retail store is in Boston, Massachusetts. We have administrative offices in Anderson, South Carolina, an operations center in New York, New York and Minneapolis, Minnesota, and a sourcing office in Dongguan, China. We believe that all of our properties are well maintained and suitable for their intended use, with the exception being our New York office. See Item 3. Legal Proceedings.

Item 3.     Legal Proceedings.

Audit Committee Investigation Concluded
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

On September 22, 2008, Mr. Clayton filed a third-party complaint against certain of the Company’s directors and officers. Mr. Clayton's complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him, defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation.

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

On December 21-24, 2009, the Court held a trial on the Company’s claims, Clayton’s and Clark’s counterclaims, and Clayton’s third-party claims. On July 12, 2010, the Court issued its Memorandum Opinion. Before entering a final judgment, the Court required supplemental briefing regarding the computation of the amount of damages to be paid.  Prior to the Court entering a final judgment on the damages issues, the Company and Messrs. Clayton and Clark reached settlements as to the outstanding matters between them.  The Company and Mr. Clark settled the outstanding matters, including potential claims for indemnification for reimbursement of certain legal costs incurred, for a payment to Mr. Clark of approximately $0.4 million.  The Company and Mr. Clayton settled the outstanding matters, including potential claims for indemnification of certain legal costs incurred, for payment to Mr. Clayton of approximately $1.0 million, net of a disgorgement of $0.4 million of bonuses previously paid to Mr. Clayton. All litigation related to the Audit Committee Investigation has now been resolved.

New York Office Lease
In July 2007, the Company entered into a lease (the “New York Lease”) for corporate office space located at 119 West 40th Street, New York, NY 10018 (the “New York Office”). As part of the New York Lease, the landlord agreed to commence and substantially complete major capital improvements to the common areas of the New York Office by June 2008. After June 2008, if the landlord has not made such progress on the capital improvements, the New York Lease provides, among other things, for a reduction in rent by one half, until substantial completion of the capital improvements.

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the landlord of the New York Office; (i) for a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The motion is scheduled to be heard on March 31, 2011.

On February 23, 2011, the receiver of the New York Office commenced a non-payment proceeding in the Civil Court of the City of New York against the Company.  The receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease.  The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above.  That motion is also scheduled to be heard on March 31, 2011. See Item 8. Financial Statements and Supplementary Data Note 6 - Accrued Expenses and Other Liabilities Note 10 - Commitments and Contingencies to the audited consolidated financial statements.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.

Item 4.     (Removed and Reserved).

PART II.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets under the symbol “HAMP.PK”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of March 8, 2011, the Company had 42 stockholders of record of our common stock, although we believe there are a significantly larger number of beneficial owners. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2010 and 2009 as reported by the OTC Markets:

	2010			2009
	Low	High		Low	High
First Quarter	$3.30	$4.60		$1.50	$5.50
Second Quarter	3.88	14.99	*	1.75	5.55
Third Quarter	3.85	4.75		2.00	3.05
Fourth Quarter	3.01	4.50		2.50	3.99
*Intraday sales price on May 7, 2010.

The closing stock price on March 8, 2011 was $4.00.

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

On March 31, 2010, 1,305 shares were returned to the Company in accordance with the Hampshire Group, Limited 2009 Stock Incentive Plan which allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for information regarding our equity compensation plan.

Item 6.     Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, included herein in Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data under the captions Statement of Operations Data and Balance Sheet Data as of and for the end of each of the years in the five-year period ended December 31, 2010 are derived from our consolidated financial statements. The statement of operations data includes results from continuing operations, which excludes an extraordinary gain on an acquisition made in 2006 as well as the discontinued operations of Marisa Christina, Shane Hunter, and David Brooks in each year presented. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006

Statement of Operations Data:
Net sales	$134,482	$165,178	$240,901	$257,046	$280,158

Gross profit	26,437	39,401	52,201	64,048	71,454
Selling, general, and administrative expenses	33,484	39,715	57,632	57,985	59,256
Restructuring charges	—	4,820	580	—	—
Goodwill impairment loss	—	—	8,162	—	—
Special costs	4,481	4,547	2,995	5,291	6,159
Tender offer related costs	—	2,053	386	—	—
Income (loss) from operations	$(11,528)	$(11,734)	$(17,554)	$772	$6,039
Income (loss) from continuing operations	$(9,676)	$(6,006)	$(24,892)	$2,761	$3,341
Basic income (loss) per share from continuing operations	$(1.74)	$(1.10)	$(3.61)	$0.35	$0.43
Diluted income (loss) per share from continuing operations	$(1.74)	$(1.10)	$(3.61)	$0.35	$0.43
Basic weighted average common shares outstanding	5,554	5,482	6,884	7,860	7,855
Diluted weighted average common shares outstanding	5,554	5,482	6,884	7,860	7,862

	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and short term investments	$33,720	$33,365	$35,098	$48,431	$70,210
Restricted cash	2,725	—	—	—	—
Working capital (1)	51,920	59,627	61,643	81,466	82,029
Total assets	78,553	86,929	98,706	156,468	147,234

Long-term liabilities (1)	13,950	14,656	14,480	13,539	537
Total stockholders’ equity	49,402	58,849	64,797	106,544	107,577
Book value per share outstanding	7.81	9.32	11.85	13.56	13.69

(1) Excludes discontinued operations

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report and Item 1A – Risk Factors and elsewhere in this report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this report.

OVERVIEW

The following is a graphical illustration (it does not represent an actual time period, actual revenues, actual cash balances, etc.) of the historical seasonal nature of our business.

Our product mix, which has a high concentration of sweaters, skews our revenues to the third and fourth quarters and accounted for approximately 74% of our net sales in 2010. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances, generally requiring draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

We are a provider of women’s and men’s sweaters, wovens and knits, and a designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiaries: Hampshire Designers, Inc. and Item-Eyes, Inc. which in turn hold our operating divisions – Women’s and Men’s. We were established in 1977 and are incorporated in the state of Delaware.

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

The 2009 and 2010 economic environment was characterized by, among other things, a decline in consumer spending, substantial tightening of credit markets, and inflationary pressures on our cost of goods. Accordingly, our priorities included:

▪
Restructuring of management. During 2009, in light of a prolonged and accelerating decline in operating results, our Board of Directors initiated a plan to restructure the management team to better position the Company to meet the challenges posed by the economic environment in 2009 and to establish a framework for future growth. This plan resulted in the reduction of senior management from eight to four positions, the departure of five executives, the appointment of Heath L. Golden as President and Chief Executive Officer, and the hiring of Howard L. Zwilling as President of Women’s Apparel. Mr. Zwilling joined us with more than 30 years of operational and merchandising expertise in the retail industry and a strong knowledge of the women’s apparel sector from former leadership roles at Jones Apparel Group. During October 2010, we further strengthened our management team by appointing Eric G. Prengel as President of Men’s Apparel. Mr. Prengel brings nearly two decades of expertise in developing and growing menswear brands, most recently at HMX LLC (formerly Hartmarx Corporation).

▪
Broadening our customer base and our diversifying sales channels. We remained focused on exploring opportunities to grow our sales and expand our retail relationships in 2010.  As part of these efforts, in the second quarter we acquired scott james™, a men’s specialty retailer and wholesaler provider.  A contemporary menswear collection primarily selling to upscale specialty stores, scott james™ marked an important first step in our ongoing mission to strengthen and deepen our retail relationships.

▪
Reducing our overhead to a level commensurate with projected revenue. We continued our cost reduction efforts initiated in 2009 by implementing tighter controls on discretionary spending, reducing compensation, and streamlining initiatives. We also continued to rationalize office space and staff, including the consolidation of certain support and production functions and outsourcing of certain corporate functions.

▪
Decentralizing our sourcing to achieve reductions in cost of goods sold.  During 2008, we sourced over 95% of our goods within China largely through three Company offices in China, which employed over 130 people and were overseen by a global sourcing executive reporting to the Chief Executive Officer. During 2009, we reduced our China-based organizational structure to 26 employees and one office and are making a concerted effort to explore sourcing opportunities in, among other places, Bangladesh, Vietnam, India and Indonesia. In addition, rather than have sourcing as a corporate function, it is now handled at the division level. This structure remained in effect during 2010 and resulted in more effective collaboration between our sales and design teams, on the one hand, and our third party factories, on the other hand.  This structure has helped manage cost of goods sold and ingoing margins and enabled us to reduce the portion of our goods sourced in China to 87%.

▪
Improving cash flow.  Prior to 2009, we paid for virtually all of our goods using letters of credit, which required a credit facility with significant capacity and resulted in meaningful costs. We have since obtained open terms from most of our major suppliers, which has resulted in us increasing our average time outstanding for trade payables and permitted us to significantly reduce the size of our credit facility and its associated costs.  Further in October 2010, we entered into a new credit facility with more favorable terms that replaced the prior credit facility in its entirety. See Liquidity and Capital Resources.

In addition, we believe these other initiatives will better position the Company for the long term.

In October 2010, we entered into a new asset based revolving credit agreement that replaced our prior facility in its entirety. We expect the new facility will provide greater flexibility in the operation of our business. The overall fee structure and interest rates under the new facility are at rates comparable to or below the previous credit facility, such that we expect to recognize ongoing savings. See Liquidity and Capital Resources.

In October 2009, we adopted stock and cash incentive compensation plans, which are administered by the Board or a committee appointed by the Board. The plans are designed to assist us in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders.

Richard A. Mandell, who served as President and Chief Executive Officer from April 2009 to July 2009, was appointed Chairman of the Board in February 2010. Peter H. Woodward became a director in December 2009 and was named Chairman of the Audit Committee in June 2010. In June 2010, Janice E. Page and Robert C. Siegel were elected to the Board, replacing two retiring board directors. Janice E. Page was named Chairwoman of the Nominating Committee upon her election.

Restructuring and Cost Reduction Plan
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

Our selling, general, and administrative expenses for the year ended December 31, 2010 were $33.5 million compared with $39.7 million for the same period last year, largely the result of the restructurings and a $1.1 million decrease in warehousing costs due to a decline in volume.

The 2009 Restructuring was completed in the fourth quarter of 2009 at a cost of $4.8 million and is reflected in Restructuring Charges on the Consolidated Statement of Operations. See Item 8. Financial Statements and Supplementary Data Note 16 – Restructuring and Cost Reduction Plans to the audited consolidated financial statements for additional discussion of these events.  There were no such charges during 2010.

Compensation Plans
On October 21, 2009, we adopted stock and cash incentive compensation plans, which are administered by the Board or a committee appointed by the Board.

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist us in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders. The Stock Plan permits us to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards. In connection with the adoption of the Stock Plan, the Board authorized 880,000 shares of restricted stock under the Stock Plan and initially approved grants totaling 862,500 shares, which consisted of over 30 grants to employees, managers, named executive officers, and directors. Ten percent of each award of restricted stock is subject to time-based vesting with the remaining 90% of each award subject to performance-based vesting. As of December 31, 2010, the Company has approximately 840,000 shares of restricted stock awards outstanding.

In addition, we adopted the Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which we will grant annual performance-based bonuses to approximately 30 employees, managers, and named executive officers. The goal of the Bonus Plan is to align the annual interests of our management and other key employees with those of the Company and our stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan will be a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved.  See Item 8. Financial Statements and Supplementary Data Note 12 – Stock Awards, Compensation Plans, and Retirement Savings Plan to the audited consolidated financial statements for additional discussion of these events.

On March 17, 2010, the Compensation Committee terminated the Long-Term Bonus Plan and only $0.2 million of potential payments remain outstanding as of December 31, 2010.

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

In accordance with U.S. generally accepted accounting principles (“GAAP”), our consolidated financial statements reflect discontinued operations separately on the results of operations and financial position. The loss from discontinued operations, net of taxes, was $17,000 and $40,000 in the years ended December 31, 2010 and 2009, respectively. See Item 8. Financial Statements and Supplementary Data Note 14 – Dispositions and Discontinued Operations to the audited consolidated financial statements for additional discussion of these events.

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

The Company did not incur any expenses related to the Merger Agreement during 2010. Costs related to the tender offer are reflected in Tender offer related costs on the Consolidated Statement of Operations totaling $2.1 million in the year ended December 31, 2009.  From the commencement of these activities in 2008, the Company incurred approximately $2.4 million in such costs through December 31, 2009. See Item 8. Financial Statements and Supplementary Data Note 17 – Tender Offer to the audited consolidated financial statements for additional discussion of these events.

Change in Independent Accountants
On September 28, 2009, we dismissed Deloitte & Touche, LLP as our independent registered public accountants. Concurrently, and upon the recommendation and approval of the Audit Committee, we engaged BDO USA, LLP (formerly known as BDO Seidman, LLP) as our independent registered public accountants for the fiscal year ended December 31, 2009. See “Item 4.01 Changes in Registrant’s Certifying Accountant” in our Form 8-K filed with the SEC on October 2, 2009.

RESULTS OF CONTINUING OPERATIONS

Years ended December 31, 2010 and 2009

Net Sales
Net sales decreased to $134.5 million in 2010 from $165.2 million in 2009. The $30.7 million decrease resulted primarily from a decline in volume, principally in our women’s division, and slightly lower average selling prices as outlined in the table below:

	Annual Rate/Volume
(In thousands)	Dollars	Percentage of 2009
Net sales for the year ended December 31, 2009	$165,178	100.0%
Volume	(26,640)	(16.1%)
Average selling prices	(4,056)	(2.5%)
Net sales for the year ended December 31, 2010	$134,482	81.4%

We believe that the decrease in 2010 volume was due to a highly promotional environment and a shift by our customers toward their private and exclusive brands.  If these retail conditions persist, our net sales and operating results will be adversely affected in 2011.

Gross Profit
Gross profit for 2010 was $26.4 million compared with $39.4 million for the same period last year, which reflected the decrease in net sales. The gross profit percentage was 19.6% of net sales for 2010 compared with 23.9% for the same period last year. During 2009, we reversed a $5.1 million reserve related to a supplier dispute established in 2002 that we determined in 2009 was no longer required. Excluding the reserve reversal, gross profit percentage was 20.8% of net sales for 2009. The remaining decrease in gross profit percentage was primarily due to lower average selling prices. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials, particularly cotton. To the extent we cannot pass these increases onto our customers, our gross profit will be adversely affected in 2011.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses for the year ended December 31, 2010 were $33.5 million compared with $39.7 million for the same period last year. The $6.2 million decrease in 2010 as compared to 2009 was primarily due to the combined effect of lower compensation and employee related expenses due to the 2009 Restructurings, a $1.1 million decline in warehousing costs due to lower volumes, and our efforts to reduce other expenses across the Company. However, SG&A expenses as a percentage of net sales slightly increased to 24.9% in 2010 from 24.0% in 2009, due to the decline in net sales in 2010.

Special Costs
We report certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the SEC and the U.S. Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, director and officer insurance expense, legal and other expenses related to the now settled arbitration and litigation with Messrs. Kuttner, Clayton and Clark. See Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data Note 1 – Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements for additional discussion of these events. We incurred $4.5 million in Special Costs for both years ended December 31, 2010 and 2009 due to litigation with Messrs. Clayton and Clark. All litigation related to the Audit Committee Investigation has now been resolved, and thus, we do not expect to incur significant expenses associated with the Audit Committee Investigation going forward.

Income Taxes
Our income tax benefit for the year ended December 31, 2010 of $2.4 million was the result of a $1.1 million net benefit we recorded as a result of a change in U.S. tax laws during the fourth quarter of 2009 allowing us to carry back net operating losses to prior periods and the net release of $1.3 million of certain tax reserves as a result of expiring statutes of limitations. The carry back extended to periods in which statutes had lapsed, thereby re-opening those periods, and leading us to re-establish income tax reserves, partially offsetting the benefit.

Our income tax benefit for the year ended December 31, 2009 of $6.3 million was the result of a $6.6 million receivable for a refund we recorded as a result of a change in U.S. tax laws during the fourth quarter of 2009, allowing us to carry back losses to prior periods. The carry back extended to periods in which statutes had lapsed, thereby re-opening those periods, and leading us to re-establish income tax reserves, partially offsetting the benefit. See Item 8. Financial Statements and Supplementary Data Note 9 – Income Taxes.

INFLATION

We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. We have historically managed to lessen the impact of inflation by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials, particularly cotton. If these costs continue to rise at rates higher than those we have historically experienced, there can be no guarantee that we will be successful in passing a sufficient portion of such increases onto our customers to preserve our gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. Due to the seasonality of the business, we generally reach our highest level of borrowing under our revolving credit facility during the third and fourth quarters of the year. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

On October 28, 2010, the Company entered into a new credit agreement (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC, which replaced our prior facility in its entirety.

The Credit Facility is a $50.0 million asset based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries. Revolving credit loans are limited to a borrowing base, which considers cash deposited into a restricted account, accounts receivable and inventory. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representation and warranties. The Credit Facility contains customary affirmative and negative covenants which include a fixed charge coverage covenant that takes effect only when and so long as the Company does not meet minimum liquidity requirements that adjust based on the seasonality of the Company’s business. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

The Company, at its discretion, may prepay outstanding principal, in whole or part, at any time. The Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including in the event the amount outstanding under the Credit Facility exceeds the borrowing base. The Credit Facility also contains customary provisions that enable Wells Fargo Capital Finance, LLC to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of the fixed charge coverage ratio (which is applicable only so long as the Company does not meet minimum liquidity requirements), insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected. The Company was in compliance with all covenants related to the Credit Facility as of December 31, 2010.

At December 31, 2010, there were no outstanding borrowings from the Credit Facility with approximately $11.8 million of availability and approximately $33.7 million of cash that is not included in the availability calculation. The highest level of borrowings outstanding during 2010 was $4.3 million. At December 31, 2010, letters of credit outstanding were approximately $6.6 million as compared to $4.6 million at December 31, 2009, primarily the result of timing in product delivery. The highest balance of letters of credit outstanding during the year ended December 31, 2010 was approximately $15.7 million attained during July 2010, with an average balance outstanding for the year of $9.8 million.

We, in the normal course of business, issue binding purchase orders to secure product for future sales to our customers. At December 31, 2010, these open purchase orders amounted to approximately $40.8 million, of which approximately $3.2 million were covered by open letters of credit. Of the $3.2 million in open letters of credit, $0.9 million is cash collateralized with our previous issuing bank and will be used to pay such letters of credit as needed. The majority of the purchases made pursuant to open letters of credit will be received during the first six months of 2011. In addition, there were standby letters of credit for approximately $3.4 million related to other matters, of which, $1.0 million is cash collateralized with our pervious issuing bank.

We believe that our cash on hand, borrowings available to us under the Credit Facility, and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

CONTRACTUAL OBLIGATIONS

Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases, minimum royalty payments, and other obligations at December 31, 2010 were as follows:

Payments Due By Period

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Long-term debt	$79	$36	$43	$-	$-
Operating leases	59,040	5,170	10,555	9,432	33,883
Royalty payments	5,359	3,631	1,728	-	-
Standby letters of credit	3,350	3,350	-	-	-
Open purchase orders	40,806	40,806	-	-	-
Other commitments	356	308	48	-	-
Total (1)	$108,990	$53,301	$12,374	$9,432	$33,883

(1) Contingent obligations such as those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $0.3 million related to uncertain tax positions, which includes an estimate for interest and penalties.

Net cash provided by continuing operating activities was $5.2 million for the year ended December 31, 2010, as compared to net cash used in continuing operating activities of $0.4 million in 2009. The increase in net cash provided by continuing operating activities in 2010 as compared with 2009 was primarily the result of a decrease in the net change of trade accounts receivables and other receivables, which primarily reflects income tax refunds.

Net cash used in continuing investing activities was approximately $1.4 million for the year ended December 31, 2010, as compared to net cash used of $0.3 million in 2009. The 2010 activity primarily reflects the acquisition of scott james™ in May 2010. See Item 8. Financial Statements and Supplementary Data Note 18 - Acquisition.

Net cash used in continuing financing activities in the year ended December 31, 2010 was $3.5 million and primarily reflects cash collateralized with our previous issuing bank that will be used to pay the related letters of credit as needed and the credit facility costs capitalized for the New Credit Facility. See Item 8. Financial Statements and Supplementary Data Note 7 Borrowings.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Intangible Assets
The annual impairment testing required by GAAP requires us to use our judgment and could require us to write down the carrying value of our goodwill using a two-step process. The first step requires comparing the fair value of the reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

We conducted our annual impairment analysis in the fourth quarter of 2010. To determine the fair value of the reporting unit we utilize discounted cash flows, using ten years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

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

Inventory Reserves
We analyze out-of-season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, we provide reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed our net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends, and quantities on hand. Some of our products are "classics" and remain saleable from one season to the next, and therefore, generally, no reserves are required on these products. An estimate is made of the market value, less expense to dispose and a normal profit margin, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

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

Discontinued Operations
We have reclassified from continuing operations the results of operations and financial position of the Marisa Christina and Shane Hunter divisions separately as discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial FASB issued Accounting Standard Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

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

Our borrowings under the Credit Facility have variable rates based on, at our option, the prime interest rate of the lending institution, or the LIBOR rate. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the revolving Credit Facility and prior credit facility) would have been minimal in 2010 and 2009 due to the negligible short-term borrowings.

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

Item 8.     Financial Statements and Supplementary Data.

(a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hampshire Group, Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Group, Limited and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Charlotte, North Carolina
March 18, 2011

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

(In thousands, except par value and shares)	2010	2009
Current assets:
Cash and cash equivalents	$33,720	$33,365
Restricted cash	2,725	—
Accounts receivable, net	16,410	21,708
Other receivables	2,117	7,663
Inventories, net	8,965	8,137
Other current assets	2,710	1,606
Assets of discontinued operations	—	152
Total current assets	66,647	72,631
Fixed assets, net	9,495	11,283
Goodwill	1,204	—
Other assets	1,207	3,015
Total assets	$78,553	$86,929

Current liabilities:
Current portion of long-term debt	$36	$39
Accounts payable	8,537	7,256
Accrued expenses and other liabilities	6,154	5,557
Liabilities of discontinued operations	474	572
Total current liabilities	15,201	13,424
Long-term debt less current portion	43	79
Noncurrent income tax liabilities	5,703	6,389
Deferred rent	7,210	7,081
Other long-term liabilities	994	1,107
Total liabilities	29,151	28,080

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at December 31, 2010 and December 31, 2009, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at December 31, 2010 and 2009	824	824
Additional paid-in capital	30,098	29,948
Retained earnings	32,553	42,246
Treasury stock, 1,914,549 and 1,927,119 shares at cost at December 31, 2010 and 2009, respectively	(14,073)	(14,169)
Total stockholders’ equity	49,402	58,849
Total liabilities and stockholders’ equity	$78,553	$86,929

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

(In thousands, except per share data)	2010	2009

Net sales	$134,482	$165,178
Cost of goods sold	108,045	125,777
Gross profit	26,437	39,401
Selling, general, and administrative expenses	33,484	39,715
Restructuring charges	—	4,820
Special costs	4,481	4,547
Tender offer related costs	—	2,053
Loss from operations	(11,528)	(11,734)
Other income (expense):
Interest income	68	176
Interest expense	(479)	(323)
Other, net	(96)	(376)
Loss from continuing operations before income taxes	(12,035)	(12,257)
Income tax benefit	(2,359)	(6,251)
Loss from continuing operations	(9,676)	(6,006)
Loss from discontinued operations, net of taxes	(17)	(40)
Net loss	$(9,693)	$(6,046)
Basic loss per share:
Loss from continuing operations	$(1.74)	$(1.10)
Loss from discontinued operations, net of taxes	(0.00)	(0.01)
Net loss	$(1.74)	$(1.11)
Diluted loss per share:
Loss from continuing operations	$(1.74)	$(1.10)
Loss from discontinued operations, net of taxes	(0.00)	(0.01)
Net loss	$(1.74)	$(1.11)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,554	5,482
Diluted weighted average number of common shares outstanding	5,554	5,482

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010 and 2009

(In thousands, except shares)	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Retained Earnings	Shares	Amount	Stockholders’ Equity

Balance at December 31, 2008	8,243,784	$824	$36,079	$48,292	2,774,619	$(20,398)	$64,797
Net loss	—	—	—	(6,046)	—	—	(6,046)
Restricted stock grants	—	—	(6,229)	—	(847,500)	6,229	—
Stock based compensation – restricted stock	—	—	98	—	—	—	98
Balance at December 31, 2009	8,243,784	824	29,948	42,246	1,927,119	(14,169)	58,849
Net loss	—	—	—	(9,693)	—	—	(9,693)
Restricted stock grants	—	—	(1,213)	—	(165,000)	1,213	—
Restricted stock forfeitures	—	—	1,112	—	151,125	(1,112)	—
Purchase of treasury shares	—	—	—	—	1,305	(5)	(5)
Stock based compensation – restricted stock	—	—	251	—	—	—	251
Balance at December 31, 2010	8,243,784	$824	$30,098	$32,553	1,914,549	$(14,073)	$49,402

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

(In thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(9,693)	$(6,046)
Less: Loss from discontinued operations, net of taxes	17	40
Loss from continuing operations	(9,676)	(6,006)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,726	2,549
Reversal of supplier dispute accrual	—	(5,081)
Non-cash restructuring charges	—	1,210
Stock based compensation	251	98
Loss on sale or disposal of fixed assets	34	331
Deferred compensation expense	(58)	—
Changes in operating assets and liabilities:
Receivables, net	10,844	2,517
Inventories, net	(677)	2,774
Other assets	730	2,263
Liabilities	1,033	(1,104)
Net cash provided by (used in) continuing operating activities	5,207	(449)
Net cash provided by (used in) discontinued operations	37	(145)
Net cash provided by (used in) operating activities	5,244	(594)
Cash flows from investing activities:
Capital expenditures	(167)	(359)
Acquisition of a business	(1,210)	—
Proceeds from sales of fixed assets	—	27
Net cash provided by (used in) continuing investing activities	(1,377)	(332)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) investing activities	(1,377)	(332)
Cash flows from financing activities:
Increase in cash restricted for the collateralization of letters of credit	(9,199)	(13,523)
Decrease in cash restricted for the collateralization of letters of credit	6,474	13,523
Proceeds from line of credit	9,634	14,645
Repayment of line of credit	(9,634)	(14,645)
Purchase of treasury stock	(5)	—
Repayment of long-term debt	(39)	(30)
Capitalized credit facility costs	(743)	(777)
Net cash provided by (used in) continuing financing activities	(3,512)	(807)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) financing activities	(3,512)	(807)
Net increase (decrease) in cash and cash equivalents	355	(1,733)
Cash and cash equivalents at beginning of year	33,365	35,098
Cash and cash equivalents at end of year	$33,720	$33,365
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$464	$554
Cash paid during the year for interest	501	294
Equipment acquired under capital lease	—	115
See accompanying notes to consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Hampshire Group, Limited ("Hampshire Group" or the "Company"), through its wholly owned subsidiaries Hampshire Designers, Inc. ("Hampshire Designers"), Item-Eyes, Inc. ("Item-Eyes"), and Keynote Services, Limited ("Keynote Services"), engages in the apparel business and operates as one segment as its subsidiaries have similar economic characteristics. The Company's corporate offices, sales, and showrooms are in New York, NY with back office functions in Anderson, SC. Hampshire Designers and Item-Eyes, source the manufacture of their products worldwide from manufacturers and their products are sold primarily in the United States to various national and regional department stores and mass merchant retailers. Keynote Services, a subsidiary of Hampshire Designers based in China, assists with the sourcing and quality control needs of Hampshire Designers and Item-Eyes.

Summary of Significant Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes. The Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but more than 70% of its annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 9 – Income Taxes.

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

Intangible Assets
The annual impairment testing under GAAP requires the Company to use its judgment and could result in a write down the carrying value of goodwill using a two-step process. The first step requires comparing the fair value of the reporting unit with the carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, the Company must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

The Company performs its annual impairment test during the fourth quarter of each fiscal year and when otherwise warranted.

The Company also evaluates impairment of other intangible assets when events or changes in circumstances indicate the recovery of the carrying amount should be addressed. Management has evaluated the carrying value of intangible assets and has determined that no impairment to assets used in continuing operations as of December 31, 2010 was necessary. See Note 5 - Goodwill and Intangible Assets.

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

Financial Instruments
The Company's financial instruments primarily consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, and long-term debt. The fair value of long-term debt is disclosed in Note 7 – Borrowings. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2010 and 2009, due to the short-term nature of the items. See Note 11 – Fair Value Measurements.

Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.

Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less from the date of purchase. At December 31, 2010 the Company did not have cash invested in interest bearing accounts. At December 31, 2009, interest bearing amounts were approximately $31.2 million. A significant amount of the Company's cash and cash equivalents are on deposit in financial institutions and exceed the maximum insurable deposit limits.

Restricted cash consists of cash collateralized that will be used to pay letters of credit obtained from the Company’s previous issuing bank prior to obtaining the new credit facility.  See Note 7 – Borrowings. At December 31, 2010, approximately $2.7 million is classified as restricted cash.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets based on criteria set forth in GAAP, and records impairment losses on such assets when indicators of impairment are present and the fair value estimated for those assets are less than the assets' carrying amount.

Other Assets
On December 3, 2007, the Company purchased an insurance policy that insured a person who was a director or an officer of the Company for purposes of the Company’s 2005/2006 directors’ and officers’ insurance policy against litigation brought either by any director or officer of the Company who was terminated during 2006 or by the Company directly (“Special D&O Insurance Policy”). The Special D&O Insurance Policy provided coverage of $7.5 million, had a term of six years, and cost $4.1 million including taxes and fees. This payment was treated as a prepaid expense as the policy covered a six year period and amortized at a rate of approximately $0.7 million per year. In August 2010, the Company entered into settlements with the two remaining former officers who were terminated during 2006, and therefore, the remaining value of the Special D&O Insurance Policy totaling $2.4 million was written off at July 3, 2010. The Company recognized expense related to the Special D&O Insurance Policy in the amount of $2.7 million and $0.7 million in 2010 and 2009, respectively. See Special Costs and Note 10 – Commitments and Contingencies.

Revenue Recognition
The Company recognizes sales revenue upon shipment of goods to customers, net of discounts, and the Company's estimate of returns, allowances, and co-op advertising.

Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general, and administrative expenses. Total advertising costs were approximately $1.0 million for both years ended December 31, 2010 and 2009.

Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in Selling, general, and administrative expenses. Total shipping and freight costs for the years ended December 31, 2010 and 2009 totaled approximately $0.7 million and $1.1 million, respectively.

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

The Company reports certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the Audit Committee Investigation, investigations by the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, the Special D&O Insurance expense, legal and other expenses related to the now settled arbitration and litigation with Ludwig Kuttner, the Company’s former Chief Executive Officer, former Chairman, and former Director of the Company, legal matters involving former employees Charles Clayton and Roger Clark, and related matters. See Note 10 – Commitments and Contingencies.

During the years ended December 31, 2010 and 2009, the Company incurred approximately $4.5 million in Special Costs each year. Special Costs incurred since inception of the Audit Committee Investigation were approximately $23.5 million through December 31, 2010. All litigation related to the Audit Committee Investigation has now been resolved, and thus, the Company does not expect to incur significant expenses associated with the Audit Committee Investigation going forward.

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding restricted stock grants. The weighted-average number of shares outstanding and the weighted-average number of diluted shares outstanding are calculated in accordance with GAAP.

Stock Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company awards market-based restricted stock to employees, managers, named executive officers, and directors.

During the years ended December 31, 2010 and 2009, the Company incurred $0.3 million and $0.1 million in stock based compensation. The Company’s stock-based employee compensation plans are described more fully in Note 12 – Stock Awards, Compensation Plans, and Retirement Savings Plan.

Treasury Stock
The Company accounts for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders' equity. The Company holds repurchased shares in treasury for general corporate purposes, including issuances under various employee compensation plans. When treasury shares are reissued, the Company uses a weighted average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price in excess of purchase costs is treated as additional paid-in capital.

Discontinued Operations
In accordance with GAAP, the accompanying consolidated financial statements present separately the results of operations and financial position of discontinued operations.

Recent Accounting Standards
In January 2010, the Financial FASB issued Accounting Standard Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as discussed in Note 10 – Commitments and Contingencies.

Note 2 - Receivables and Major Customers

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2010 and 2009 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs, and for sales and markdown allowances of approximately $17.6 million and $21.8 million, respectively.

The Company sells principally to department stores, catalog companies, specialty stores, mass merchants, and other retailers located principally in the United States. The Company's sales to its three largest customers for the year ended December 31, 2010 represented 26%, 15%, and 11% of total sales. For the year ended December 31, 2009, these three major customers represented 27%, 16%, and 11% of total sales. At December 31, 2010 and 2009, 67% and 72%, respectively, of the total gross trade receivables were due from these major customers.

The major components of other receivables at December 31, 2010 and 2009 were as follows:

(In thousands)	2010	2009
Current duty refunds receivable and related interest	$873	$724
Receivable from suppliers	565	7
Income tax refunds receivable	206	6,650
Other	473	282
Other receivables	$2,117	$7,663

Note 3 - Inventories

Inventories at December 31, 2010 and 2009 consisted of the following:

(In thousands)	2010	2009
Finished goods	$8,588	$8,340
Raw materials and supplies	802	37
Total cost	9,390	8,377
Less: reserves	(425)	(240)
Inventories, net	$8,965	$8,137

Note 4 - Fixed Assets

Fixed assets at December 31, 2010 and 2009 consisted of the following:

(In thousands)	Estimated Useful Lives	2010	2009
Leasehold improvements	5 – 15 years	$7,471	$7,429
Machinery and equipment	3 – 7 years	3,846	3,833
Furniture and fixtures	3 – 7 years	3,981	3,995
Software	3 years	1,428	1,339
Construction in progress	—	19	20
Total cost		16,745	16,616
Less: accumulated depreciation		(7,250)	(5,333)
Fixed assets, net		$9,495	$11,283

Depreciation expense was approximately $2.0 million for both the years ended December 31, 2010 and 2009.

Note 5 – Goodwill and Other Intangible Assets

GAAP specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Management has evaluated the carrying value of intangible assets and has determined that no impairment to assets used in continuing operations as of December 31, 2010 was necessary.

The Company recognized approximately $1.2 million of goodwill in the scott james™ acquisition based on the enhancement of the Company’s creative design and retail industry and sourcing relationships through the employees who joined the Company as part of the acquisition. The Company expects a range of approximately $1.0 million to $1.2 million in goodwill to be deductible for tax purposes. See Note 18 – Acquisition. A reconciliation of the beginning and ending carrying balance for goodwill in the consolidated balance sheet is shown below:

(In thousands)
Goodwill acquired on May 20, 2010	$1,182
Purchase price adjustments	22
Goodwill as of December 31, 2010	$1,204

On October 28, 2010, the Company entered into a new credit facility, thereby replacing the previous credit facility in its entirety. As of December 31, 2010, approximately $0.7 million of capitalized credit facility fees are included in Other Assets in the consolidated balance sheet. During 2010, approximately $0.4 million of amortization expense was incurred with the previous credit facility and $0.3 million of unamortized capitalized loan costs related to the previous credit facility was written off as of the date of termination. The current credit facility expires in October 2014. Amortization expense for each fiscal year ending December 31 for the next three years is expected to be approximately $0.2 million. See Note 7 – Borrowings.

The following tables highlight the Company’s intangible assets:

	December 31, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized Intangibles:
Goodwill	$1,204	$—	$—	$—
Amortized Intangibles:
Capitalized credit facility fees	$743	$31	$1,085	$357

(In thousands)	2010	2009
Amortization expense	$759	$510

Note 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2010 and 2009 consisted of the following:

(In thousands)	2010	2009
Accrued rent	$3,612	$901
Compensation, benefits, and related taxes	920	1,162
Income tax reserves	109	638
Loss on sublease	174	565
Royalties	21	325
Other	1,318	1,966
Accrued expenses and other liabilities	$6,154	$5,557

In addition, the Company has a non-current loss on sublease of $0.6 million and $0.8 million that is classified in Other long-term liabilities at December 31, 2010 and 2009, respectively. See Note 16 – Restructuring and Cost Reduction Plans.

Accrued rent represents allegedly past due and unpaid rent for the Company’s New York, NY office. See Note 10 – Commitments and Contingencies.

Note 7 - Borrowings

Long-Term Debt
Long-term debt, which is collateralized by equipment, at December 31, 2010 and 2009 consisted of the following:

(In thousands)	2010	2009
Note payable in monthly installments of $3 including interest at 5.66%	$—	$3
Note payable in monthly installments of $4 including interest at 6.15%	79	115
Total long-term debt	79	118
Less: amount payable within one year	(36)	(39)
Amount payable after one year	$43	$79

The fair value of the long-term debt at December 31, 2010 and 2009, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.

Revolving Credit Facility
On October 28, 2010, the Company entered into a new credit agreement (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC.

The Credit Facility is a $50.0 million asset based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries.  Revolving credit loans are limited to a borrowing base, which considers cash deposited into a restricted account, accounts receivable and inventory. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representation and warranties. The Credit Facility contains customary affirmative and negative covenants, which include a fixed charge coverage covenant that takes effect only when and so long as the Company does not meet minimum liquidity requirements that adjust based on the seasonality of the Company’s business. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

The Company, at its discretion, may prepay outstanding principal, in whole or part, at any time.  The Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including in the event the amount outstanding under the Credit Facility exceeds the borrowing base. The Credit Facility also contains customary provisions that enable Wells Fargo Capital Finance, LLC to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of the fixed charge coverage ratio (which is applicable only so long as the Company does not meet minimum liquidity requirements), insolvency, bankruptcy, a change of control of the Company, and if certain liens on the collateral securing the obligations under the Credit Facility fail to be perfected. The Company was in compliance with all covenants related to the Credit Facility as of December 31, 2010.

The obligations under the Credit Facility are secured by (i) a first priority security interest in certain assets of the Company and the domestic subsidiaries of the Company that are party to the Credit Facility in their capacity as borrowers or party to the separate guaranty agreement executed in connection with the Credit Facility, (ii) a pledge of all issued and outstanding common stock of each operating domestic subsidiary of the Company, and (iii) an assignment of proceeds of insurance covering collateral.

Interest accrues on outstanding indebtedness under revolving credit loans at an annual rate, equal to: (a) the LIBOR Rate (as defined in the Credit Facility) plus 2.50% for obligations with a LIBOR based interest rate, or (b) a base rate equal to 1.75% plus the greatest of (i) the Federal Funds Rate (as defined in the Credit Facility) plus 0.50%, (ii) one-month LIBOR rate plus 1.50%, and (iii) the prime rate of interest announced, from time to time, by Wells Fargo Capital Finance, LLC at its principal office. All interest is calculated on the basis of actual number of days elapsed based on a 360 day year. In addition, the Credit Facility requires the Company to pay certain customary fees, costs, and expenses of Wells Fargo Capital Finance, LLC.

The Credit Facility replaced the Company’s prior credit facility, under which HSBC Bank USA, National Association acted as agent and letter of credit issuing bank. The prior credit facility was a $48.0 million asset based revolving credit facility, including trade letters of credit, with a $10.0 million sub-limit for standby letters of credit. The prior credit facility was scheduled to expire on June 30, 2011 and was secured by substantially all assets of the Company. In conjunction with replacing the prior credit facility, $0.3 million of unamortized capitalized loan costs was written off as of the date of termination.

At December 31, 2010, there were no outstanding borrowings and approximately $6.6 million outstanding under letters of credit. Borrowing availability was approximately $11.8 million at December 31, 2010 and the Company had approximately $33.7 million of cash that is not included in the availability calculation.

Note 8 - Stockholder Rights Plan

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

The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time until a person or group has become an Acquiring Person.

Note 9 - Income Taxes

The income tax provision (benefit) related to continuing operations consisted of the following:

(In thousands)	2010	2009
Current:
Federal	$(284)	$(6,539)
Foreign	23	40
State and local	(2,098)	248
Total current	(2,359)	(6,251)
Deferred:
Federal	—	—
State and local	—	—
Total deferred	—	—
Total tax benefit	$(2,359)	$(6,251)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Deferred tax assets:
Basis in intangible assets	$647	$805
Basis in fixed assets	—	345
Accounts receivable reserves	1,889	2,938
Inventory reserves	552	456
Unrecognized tax benefits	1,760	2,404
All other accrued expenses	5,560	4,821
Deferred compensation	81	23
Net operating loss carryforwards	13,160	6,823
Charitable contribution and capital loss carryforwards	298	232
Total deferred tax assets	23,947	18,847
Less: valuation allowances	(22,702)	(18,847)
Net deferred tax assets	$1,245	$—
Deferred tax liabilities:
Basis in fixed assets	$1,245	$—
Total deferred tax liabilities	$1,245	$—

GAAP requires companies to assess whether valuation allowances should be established against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current and/or previous losses are given more weight than its future projections. A cumulative loss position is considered a significant factor that is difficult to overcome.

The Company evaluates its deferred tax assets each reporting period, including assessment of its cumulative loss position, to determine if valuation allowances are required. A significant negative factor is the Company’s cumulative loss position. This, combined with uncertain near-term economic conditions, reduces the Company’s ability to rely on projections of future taxable income in establishing its deferred tax assets valuation allowance. GAAP requires that a valuation allowance be established on all of the Company’s net deferred tax assets that are not expected to be realized, due to the weight of the significant negative evidence.

The valuation allowances do not impact the Company’s cash position, nor do they preclude the Company from using net operating loss carryforwards and/or carrybacks, tax credits or other deferred tax assets in the future. Further, the valuation allowances are not the result of a significant change in the Company’s view of its long-term financial outlook.

During 2010, the Company was unable to produce enough positive evidence to overcome the preponderance of negative evidence. Thus, as of December 31, 2010, the Company maintained a valuation allowance equivalent to the total deferred tax assets less the total deferred tax liabilities.

The following table reconciles income tax benefit from continuing operations computed at the U.S. federal statutory tax rates to income tax benefit:

(In thousands except percentages)	2010	2009
Federal income tax rate	34%	34%
Rate applied to pre-tax income	$(4,092)	$(4,181)
State taxes, net of federal tax benefit	(742)	(750)
Changes in uncertain tax positions	(1,332)	184
Changes in valuation allowances	3,855	(1,748)
Permanent differences, net	(97)	(4)
Other, net	49	248
Income tax benefit	$(2,359)	$(6,251)

Consistent with the provisions provided by GAAP, the Company determines whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be realized upon settlement with the taxing authority. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statements of operations.

The Company’s liability for unrecognized tax benefits is $5.5 million and $7.0 million as of December 31, 2010 and 2009, respectively.  The Company’s liability for unrecognized tax benefits as of December 31, 2010 and 2009 includes accrued interest of $1.7 million and $2.3 million, respectively, and penalties of $0.3 million and $0.3 million, respectively. If the Company were to recognize these benefits, the effective rate would reflect a favorable net impact of $2.7 million and $3.0 million, excluding interest and penalties, in 2010 and 2009, respectively.  The Company recognized net tax benefit of $0.6 million for interest during 2010 and a net tax expense for interest of $0.2 million during 2009. The Company recognized no net tax expense or benefit for penalties during 2010 and 2009.

During 2011, the Company anticipates that total unrecognized tax benefits will decrease by approximately $1.2 million, including interest of approximately $0.2 million and nominal penalties, due primarily to the lapsing of statutes of limitations related to certain compensation and benefit tax positions within 12 months of December 31, 2010.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2010	2009
Gross unrecognized tax benefits at January 1	$4,510	$4,773
Increases in tax positions for prior years	930	915
Increases in tax positions for current year	85	143
Settlements	(203)	(305)
Lapse in statute of limitations	(1,690)	(1,016)
Gross unrecognized tax benefits at December 31	$3,632	$4,510

The Company elected to carry back its 2009 federal net operating loss to tax years 2004 and 2005. As a result, the Company recognized an income tax benefit of $7.7 million.  Of the $7.7 million income tax benefit, $1.1 million was recognized in the quarter ended October 2, 2010 and $6.6 million was recognized in the quarter ended December 31, 2009.  Also, as a result of this election, the statute of limitations with respect to the Company’s federal income tax returns were re-opened for tax years 2004 and 2005, which resulted in the recognition of $1.1 million and $0.9 million in associated income tax expense in quarters ended October 2, 2010 and December 31, 2009, respectively.  Thus, the statute of limitations with respect to the Company’s federal income tax returns is open for tax years 2004 and 2005, up to the amount of the 2009 federal net operating loss carryback, and 2007 and beyond. With limited exceptions, the statutes of limitations for state income tax returns remain open for tax years 2006 and beyond. The Company also files income tax returns in Hong Kong for which tax years 2004 and beyond remain open to examination by the Hong Kong Inland Revenue Department. The Company’s 2006, 2007, and 2008 municipal income tax returns are currently under examination by the taxing authorities.

At December 31, 2010, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $29.5 million, which expire in varying amounts from 2019 to 2028.  Approximately $3.9 million of these federal net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006; the remainder of the net operating loss carryforwards was established during 2008. The Company has state net operating loss carryforwards of $50.4 million at December 31, 2010 expiring from 2013 to 2030. Approximately $0.7 million of these state net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006; the remainder of the state net operating loss carryforwards was established during 2006 through 2010. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.

Note 10 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to fourteen years and six months. At December 31, 2010, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2011	$5,170
2012	5,199
2013	5,356
2014	4,632
2015	4,800
Thereafter	33,883
$59,040

Future rental revenue to be received under non-cancellable subleases having an initial or remaining non-cancelable term in excess of one year were as set forth in the table below:

Year	(In thousands)
2011	$827
2012	796
2013	714
2014	44
2015	44
$2,425

The Company entered into a 15 year, one month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007. The lease provides for minimum payments of $63.7 million over the lease term. The Company’s possession of the space commenced in September 2007 and lease payments began in March 2008. The lease includes guaranteed minimum consumer price index (“CPI”) increases that commenced in 2009 and tiered rent escalations commencing in 2010. The lease and associated incentives are being amortized on a straight-line basis over the expected lease term, including any rent holidays, guaranteed minimum CPI increases, and tiered rent escalations. See Note 6 – Accrued Expenses and Other Liabilities.

For the years ended December 31, 2010 and 2009, rent expense for operating leases was approximately $3.5 million and $4.8 million, respectively.

The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments as of December 31, 2010 are set forth in the table below:

Year	(In thousands)
2011	$3,631
2012	1,728
$5,359

For the years ended December 31, 2010 and 2009, royalty expenses for licensing were approximately $4.0 million and $3.9 million, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2010, these open purchase order commitments amounted to approximately $40.8 million, of which approximately $3.2 million were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2011, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $3.4 million related to other matters.

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

On September 22, 2008, Mr. Clayton filed a third-party complaint against certain of the Company’s directors and officers. Mr. Clayton's complaint asserted claims against those directors and officers for, among other things, contribution in the event that Mr. Clayton is found liable to the Company for damages in relation to the Company’s complaint against him, defamation and other damages allegedly stemming from the Company’s issuance of certain press releases related to the Audit Committee Investigation.

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

On December 21-24, 2009, the Court held a trial on the Company’s claims, Clayton’s and Clark’s counterclaims, and Clayton’s third-party claims. On July 12, 2010, the Court issued its Memorandum Opinion. Before entering a final judgment, the Court required supplemental briefing regarding the computation of the amount of damages to be paid.  Prior to the Court entering a final judgment on the damages issues, the Company and Messrs. Clayton and Clark reached settlements as to the outstanding matters between them.  The Company and Mr. Clark settled the outstanding matters, including potential claims for indemnification for reimbursement of certain legal costs incurred, for a payment to Mr. Clark of approximately $0.4 million.  The Company and Mr. Clayton settled the outstanding matters, including potential claims for indemnification of certain legal costs incurred, for payment to Mr. Clayton of approximately $1.0 million, net of a disgorgement of $0.4 million of bonuses previously paid to Mr. Clayton. All litigation related to the Audit Committee Investigation has now been resolved.

In July 2007, the Company entered into a lease (the “New York Lease”) for corporate office space located at 119 West 40th Street, New York, NY 10018 (the “New York Office”). As part of the New York Lease, the landlord agreed to commence and substantially complete major capital improvements to the common areas of the New York Office by June 2008. After June 2008, if the landlord has not made such progress on the capital improvements, the New York Lease provides, among other things, for a reduction in rent by one half, until substantial completion of capital improvements.

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the landlord of the New York Office; (i) for a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The motion is scheduled to be heard on March 31, 2011.

On February 23, 2011, the receiver of the New York Office commenced a non-payment proceeding in the Civil Court of the City of New York against the Company.  The receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease.  The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above.  That motion is also scheduled to be heard on March 31, 2011.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.

Note 11 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2010, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

Note 12 - Stock Plans, Compensation Plans, and Retirement Savings Plan

Equity and Cash Incentive Plans
On October 21, 2009, the Company adopted stock and cash incentive compensation plans, which are administered by the Board or a committee appointed by the Board.

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist the Company in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the Company’s stockholders, though the Company’s stockholder will experience dilution when such shares vest. The Stock Plan permits the Company to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards. In connection with the adoption of the Stock Plan, the Board authorized 880,000 Stock Plan shares and approved grants of restricted stock under the Stock Plan to employees, managers, named executive officers, and directors.

Ten percent of each award of restricted stock will be subject to time-based vesting (the “Time-Vested Shares”), with 25% of the Time-Vested Shares vesting on March 31 of each of 2011, 2012, 2013, and 2014, subject to the respective grantee’s entry into the Stock Plan and continued service through the applicable vesting date. The remaining 90% of each award of restricted stock will be subject to performance-based vesting (the “Performance-Vested Shares”), with 25% of the Performance-Vested Shares vesting on March 31 of each of 2011, 2012, 2013, and 2014, provided that as of each such vesting date the Company’s consolidated return on operating income for the preceding fiscal year as a percent of average working capital (excluding discontinued operations) is equal to or greater than 6%, with respect to the 2010 and 2011 fiscal years, and 8%, with respect to the 2012 and 2013 fiscal years. In the event the Company misses its target in a given year, the shares that would otherwise have vested in that year will be rolled forward to the next year and will vest simultaneously with the shares already allocated for that subsequent year should the Company exceed that year’s target by an amount sufficient to cover the prior year’s or years’ cumulative shortfall. This rollover mechanism will permit shares to be carried forward over multiple years until the expiration of the Plan.

The following activity summarizes activity for non-vested restricted stock:

	December 31, 2010		December 31, 2009
(In thousands)	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	847,500	$3.01	—	$—
Granted – restricted stock	165,000	4.89	862,500	3.01
Forfeited	(151,125)	3.00	(15,000)	3.00
Vested	(21,191)	3.01	—	—
Non-vested at end of period	840,184	$3.38	847,500	$3.01

During the years ended December 31, 2010 and 2009, the Company incurred $0.3 million and $0.1 million in compensation cost related to the restricted stock grants and was reflected as non-cash equity compensation on the Consolidated Statements of Cash Flows. At December 31, 2010, there was $0.4 million in unrecognized compensation expense related to the restricted stock awards to be recognized over a period of approximately three years.

In addition, the Company adopted The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which the Company will grant annual performance-based bonuses to certain of its employees. The goal of the Bonus Plan is to align the annual interests of management and other key employees with those of the Company and its stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan will be a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved.  The Company did not grant a bonus under the Bonus Plan for fiscal year 2010.

Deferred Compensation Plan
As required by a letter agreement dated October 8, 2007 with the Company’s previous Chief Executive Officer and President, the Company agreed to establish a Rabbi Trust for deferred compensation and accrued interest on the balance. The deferred compensation and applicable accrued interest was to be paid out upon termination of employment or change of control of the Company in a means that conforms with the requirements of the Internal Revenue Code Section 409(A). The Company distributed the $0.9 million Rabbi Trust to the former executive in October 2009, six months after the termination of employment.

Long-Term Bonus Plan
On February 28, 2008, the Executive Committee of the Board adopted the Hampshire Group, Limited Long-Term Bonus Plan (the “Long-Term Bonus Plan”). The purpose of the Long-Term Bonus Plan was to promote the retention of certain key employees of the Company and its subsidiaries through the grant of cash awards which vest and are paid over a three year period. During 2009, reversals related to grants made to employees who were terminated from the Company offset the Long Term Bonus Plan expense for 2009. Due to the separation from employment of several award recipients, only $0.2 million remained accrued as of December 31, 2010. The Compensation Committee terminated the Long-Term Bonus Plan on March 17, 2010.

Retirement Savings Plan
The Company and certain subsidiaries have 401(k) retirement savings plans under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company's matching contribution is determined annually at the discretion of the Board. Matching contributions for the year ended December 31, 2009 was approximately $0.1 million. All Company matching contributions vest fully after six years of employment. The Board suspended matching contributions in May 2009.

Note 13 - Related Party Transactions

Mr. Harvey Sperry, a former Director of the Company, retired as a partner of the law firm of Willkie Farr & Gallagher LLP in March of 2000.  The firm has served as legal counsel for the Company since 1977. In such capacity, for the years ended December 31, 2010 and 2009, this firm was paid approximately $0.8 million and $1.8 million, respectively. Mr. Sperry resigned from the Board of Directors effective June 2010.

On August 30, 2005, the Company entered into a twelve-year, triple net, lease for 100% of the space in a building located in Anderson, SC with another company in which Mr. Kuttner and Mr. Clayton are the beneficial owners. Commencing February 1, 2006, the Company started utilizing the building as its administrative offices. The Company occupies approximately 40% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. During 2009, the Company recorded a charge for approximately $0.2 million reflected in Restructuring charges in the statement of operations for unused space it plans to sublease. Lease payments made by the Company related to this facility were approximately $0.4 million and $0.3 million during the years ended December 31, 2010 and 2009, respectively.

Note 14 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business focus. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

In accordance with the GAAP, the consolidated financial statements reflect the results of operations and financial position of the Marisa Christina and Shane Hunter divisions separately as discontinued operations. These divisions were sold and ceased domestic activities prior to 2009.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations are as follows:

(In thousands)	December 31, 2010	December 31, 2009
Other receivables	$—	$152
Assets of discontinued operations	$—	$152

Accrued expenses and other liabilities	$474	$572
Liabilities of discontinued operations	$474	$572

The operating results for the discontinued operations for the years ended December 31, 2010 and 2009 were as follows:

(In thousands)	December 31, 2010	December 31, 2009
Net sales	$—	$—

Gross profit	$—	$—

Loss on discontinued operations before income taxes	$(17)	$(40)
Provision for income taxes	—	—
Loss from discontinued operations, net of taxes	$(17)	$(40)

Note 15 – Income (Loss) Per Share

Set forth in the table below is the reconciliation by year of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted earnings (loss) per share ("EPS"):

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
2010:
Basic loss from continuing operations	$(9,676)	5,554	$(1.74)
Effect of dilutive securities:
Preferred stock rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(9,676)	5,554	$(1.74)
2009:
Basic loss from continuing operations	$(6,006)	5,482	$(1.10)
Effect of dilutive securities:
Preferred stock rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(6,006)	5,482	$(1.10)

For the years ended December 31, 2010 and 2009, potentially dilutive shares of 771,750, and 762,750, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. These shares are subject to performance based vesting. See Note 12 - Stock Plans, Compensation Plans, and Retirement Savings Plan.

Note 16 – Restructuring and Cost Reduction Plans

In April 2009, the Company initiated a restructuring and cost reduction plan (the “2009 Restructuring”) designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency, and better position itself for the long term. The components of the 2009 Restructuring included a net reduction of over 170 employees, or approximately 50% of the Company’s global workforce, with approximately 110 of the positions associated with its China operations, a temporary compensation reduction program applicable to senior-level employees, a temporary suspension of the Company’s 401(k) matching contribution, the reorganization of certain operating functions, and the consolidation of New York and Asian operations. The reduction in the Company’s workforce was necessitated by reduced sales volume and the outsourcing of certain functions, which resulted in the elimination of positions at every level of the Company.

The following summarizes the charges recognized for the 2009 Restructuring program through the periods ended December 31, 2010 and 2009:

(In thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009
Personnel reductions	$—	$3,545
Other costs	—	1,275
Total	$—	$4,820

A reconciliation of the beginning and ending liability balances for restructuring costs included in the accrued expenses and other liabilities section of the consolidated balance sheet is shown below:

	Twelve Months Ended
	December 31, 2010			December 31, 2009
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$32	$1,210	$1,242	$72	$—	$72
Costs charged to expense	—	—	—	3,545	1,440	4,985
Costs paid or settled	(32)	(763)	(795)	(3,585)	(230)	(3,815)
End of period	$—	$447	$447	$32	$1,210	$1,242

Personnel reductions and other costs, which consist primarily of exit costs related to leased facilities and included the reversal of $0.2 million in deferred rent in 2009, were charged to Restructuring charges in the consolidated statement of operations in the year ended December 31, 2009.

Note 17 – Tender Offer

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

The Company did not incur any expenses related to the Merger Agreement during 2010. Costs related to the tender offer are reflected in Tender offer related costs on the Consolidated Statement of Operations for $2.1 million in the year ended December 31, 2009.  From the commencement of these activities in 2008, the Company incurred approximately $2.4 million in such costs through December 31, 2009.

Note 18 – Acquisition

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

The acquisition date fair value of the consideration transferred totaled approximately $1.4 million, which consisted of approximately $1.2 million in cash and approximately $0.2 million in contingent consideration. The contingent consideration is in the form of incentive compensation that may be earned by a former principal of scott james™, a current Company employee, if scott james™ achieves certain annual sales goals for 2010 through 2012.  This fair value measurement is estimated using a probability-weighted discounted cash flow model and is classified within level 3 of the fair value hierarchy as defined by the FASB Codification.  As of December 31, 2010, the estimated range of outcomes for the contingent consideration was revised downward to reflect the fact that the 2010 annual sales goals were not met. As of December 31, 2010, approximately $0.2 million in contingent consideration is included in Other long-term liabilities in the consolidated balance sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (net of a reduction to fixed assets and other current assets as purchase price adjustments):

(In thousands)	May 20, 2010 (As adjusted)
Assets
Inventories	$151
Other current assets	42
Fixed assets	46
Goodwill	1,204
Total assets acquired	$1,443

Liabilities
Accrued expenses and other liabilities	$6
Other long term liabilities	227
Total liabilities assumed	$233
Purchase price (net assets acquired)	$1,210

The Company incurred approximately $0.2 million of acquisition related costs during the year ended December 31, 2010. These costs were recorded in Selling, general, and administrative expenses in the consolidated statement of operations.

(b) Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2010 and 2009 quarterly statements of operations.

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2010 quarters ended:

(In thousands, except per share data)	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$20,450	$14,752	$52,739	$46,541

Gross profit	4,238	3,629	10,583	7,987
Selling, general, and administrative expenses	8,559	7,407	9,296	8,222
Special costs	541	3,874	65	1
Income (loss) from operations	(4,862)	(7,652)	1,222	(236)
Income (loss) from continuing operations before income taxes	(4,976)	(7,820)	1,073	(312)
Provision (benefit) for income taxes	39	83	(2,295)	(186)
Income (loss) before discontinued operations	(5,015)	(7,903)	3,368	(126)
Income (loss) from discontinued operations, net of taxes	(5)	64	(71)	(5)
Net income (loss)	$(5,020)	$(7,839)	$3,297	$(131)

Basic earnings per share:
Income (loss) from continuing operations	$(0.90)	$(1.42)	$0.60	$(0.02)
Loss from discontinued operations, net of taxes	—	0.01	(0.01)	—
Net income (loss)	$(0.90)	$(1.41)	$0.59	$(0.02)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.90)	$(1.42)	$0.60	$(0.02)
Loss from discontinued operations, net of taxes	—	0.01	(0.01)	—
Net income (loss)	$(0.90)	$(1.41)	$0.59	$(0.02)

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2009 quarters ended:

(In thousands, except per share data)	March 29, 2009	June 27, 2009	September 26, 2009	December 31, 2009
Net sales	$29,077	$20,968	$50,869	$64,264
Gross profit	6,172	5,039	11,054	17,136
Selling, general, and administrative expenses	10,945	8,747	9,725	10,298
Restructuring charges	—	3,416	768	636
Special costs	1,924	1,072	588	963
Tender offer related costs	1,007	102	944	—
Income (loss) from operations	(7,704)	(8,298)	(971)	5,239
Income (loss) from continuing operations before income taxes	(7,644)	(8,321)	(1,358)	5,066
Provision (benefit) for income taxes	96	110	(785)	(5,672)
Income (loss) before discontinued operations	(7,740)	(8,431)	(573)	10,738
Income (loss) from discontinued operations, net of taxes	(25)	(22)	1	6
Net income (loss)	$(7,765)	$(8,453)	$(572)	$10,744

Basic earnings per share:
Income (loss) from continuing operations	$(1.42)	$(1.54)	$(0.10)	$1.95
Loss from discontinued operations, net of taxes	—	(0.01)	—	—
Net income (loss)	$(1.42)	$(1.55)	$(0.10)	$1.95

Diluted earnings per share:
Income (loss) from continuing operations	$(1.42)	$(1.54)	$(0.10)	$1.81
Loss from discontinued operations, net of taxes	—	(0.01)	—	—
Net income (loss)	$(1.42)	$(1.55)	$(0.10)	$1.81

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in Independent Accountants

Item 9A.   Controls and Procedures.

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

In connection with filing this Annual Report, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010.

In making its assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has determined that no material weaknesses in its internal control over financial reporting existed as of December 31, 2010, and based on the criteria noted above, concluded that its internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

The Board’s Compensation Committee did not grant a long-term incentive bonus in 2009 or 2010 as part of the Long-Term Bonus Plan. Due to the separation from employment of several award recipients, only $0.2 million remained accrued as of December 31, 2010. The Compensation Committee terminated the Long-Term Bonus Plan on March 17, 2010.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as provided herein, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

The following table provides information as of December 31, 2010 with respect to shares of the Company’s common stock that may be issued under equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	None	N/A	None
Equity Compensation Plans Not Approved by Stockholders	840,184	$3.38	19,930
Total	840,184	$3.38	19,930

On October 21, 2009, the Company adopted the Hampshire Group, Limited 2009 Stock Incentive Plan. The total number of shares of the Company’s common stock available for issuance under the Plan is 880,000. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation Plans and Item 8. Financial Statements and Supplementary Data Note 12 – Stock Plans, Compensation Plans, and Retirement Savings Plan to the audited consolidated financial statements for additional discussion of these events.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

Item 14.   Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

The following consolidated financial statements of Hampshire Group, Limited for the two years ended December 31, 2010 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statement Schedules:

The following consolidated financial statement schedule of Hampshire Group, Limited is included on page 56 of this report.

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

10.1*
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

10.4*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed October 21, 2002).

10.5*
Employment Agreement, dated as of July 1, 2005, by and between Hampshire Group, Limited and Michael Culang (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on June 29, 2006).

10.6*
Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.7*
Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.8*
Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.9*
Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.10*
Letter Agreement, dated October 8, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 8, 2007).

10.11*
Indemnification Agreement, dated as of September 11, 2006, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.12*
Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.13*
Indemnification Agreement, dated as of September 11, 2006, by and between Maura McNerney and Hampshire Group, Limited (incorporated by reference to Exhibit 10.3 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.14*
Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005).

10.15^	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003.

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

10.19
Waiver to Credit Agreement, dated as of October 13, 2006, pursuant to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005 and August 8, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on October 16, 2006).

10.20
Amendment No. 4 and Waiver, dated as of December 29, 2006, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006 and October 13, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on December 29, 2006).

10.21
Amendment No. 5 and Waiver, dated as of March 30, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, and December 29, 2006, by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007).

10.22
Amendment No. 6 and Waiver, dated as of July 11, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, and March 30, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

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

10.24
Waiver, dated as of August 31, 2007, to that certain Credit Agreement and Guaranty, dated as of August 15, 2003 and amended as of December 29, 2004, November 10, 2005, August 8, 2006, October 13, 2006, December 29, 2006, March 30, 2007, July 11, 2007, and July 25, 2007 by and among the Company, the Guarantors party thereto, HSBC Bank USA, National Association, as Agent for the Banks, and the Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 31, 2007).

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

10.26
Lease Agreement between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited, dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

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

10.28*
Change in Control Agreement, dated as of March 28, 2007, by and between Michael Culang and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 2, 2007.)

10.29*
Indemnification Agreement, dated as of January 4, 2007, by and between Joel Goldberg and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007.)

10.30*
Indemnification Agreement, dated as of January 4, 2007, by and between Michael C. Jackson and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.31*
Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.32*
Indemnification Agreement, dated as of January 4, 2007, by and between Irwin W. Winter and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.33^	Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated February 15, 2008.

10.34*
Hampshire Group, Limited Long-Term Bonus Plan, dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

10.35^
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

10.36
Amendment No. 1, dated as of April 15, 2008, to that certain Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation, and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.37
Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty, dated as of August 4, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., Shane Hunter, Inc. SB Corporation, the Banks party thereto and HSBC Bank USA, National Association, as Agent for the Banks (incorporated by reference to Exhibit 10.2 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.38^
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

10.39^
Amendment No. 1, dated as of May 7, 2010, to that certain Second Amended and Restated Credit Agreement and Guaranty, dated as of August 7, 2009, by and among Hampshire Group, Limited, Hampshire Designers, Inc., and Item-Eyes, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks.

10.40^+
Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., and Scott James, LLC and Wells Fargo Capital Finance, LLC, as agent and lender.

10.41
Asset Purchase Agreement, dated as of April 15, 2008, by and among Hampshire Group, Limited “Company”), Shane Hunter, Inc., and Shane Hunter, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.42*
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

10.44*^	Employment Agreement by and between Hampshire Group, Limited and Michael S. Culang, dated July 30, 2008.

10.45
Stock Purchase and Settlement Agreement and Mutual Releases, dated as of August 4, 2008, by and among Ludwig Kuttner, Beatrice Ost-Kuttner, Fabian Kuttner, K Holdings LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.46*
Letter Agreement with Richard A. Mandell dated as of April 15, 2009. (incorporated by reference to Exhibit 99.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on April 21, 2009).

10.47*
Hampshire Group, Limited Hampshire Group, Limited 2009 Stock Incentive Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 27, 2009).

10.48*^+	Hampshire Group, Limited Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009.

10.49
Letter Agreement, dated December 2, 2009, among Hampshire Group, Limited, Peter H. Woodward and MHW Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 7, 2009).

10.50
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

21.1	Subsidiaries of the Company

23.1	Consent of BDO USA, LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Company compensatory plan or management contract.
^	Filed concurrently in accordance with the Company’s correspondence to the SEC dated December 1, 2010.
+	Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested for the omitted portions of the exhibit.

Schedule II
Hampshire Group, Limited

(a) Allowance for Doubtful Accounts, Allowance for Returns, Discounts, and Adjustments, Allowance for Inventory Reserves, and Deferred Tax Valuation Allowances.

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (Acquisitions)	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	$1,036	$178	$—	$(60)	$1,154
Year ended December 31, 2010	$1,154	$—	$—	$(971)	$183

Allowance for returns, discounts, and adjustments:
Year ended December 31, 2009	$22,025	$38,566	$(11)	$(39,951)	$20,629
Year ended December 31, 2010	$20,629	$29,289	$—	$(32,490)	$17,428

Inventory reserves:
Year ended December 31, 2009	$2,261	$927	$—	$(2,948)	$240
Year ended December 31, 2010	$240	$293	$—	$(108)	$425

Deferred tax valuation allowances:
Year ended December 31, 2009	$20,595	$—	$—	$(1,748)	$18,847
Year ended December 31, 2010	$18,847	$3,774	$81	$—	$22,702

(b) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: March 18, 2011	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 18, 2011.

Signature	Title

/s/ Richard A. Mandell	Chairman of the Board
Richard A. Mandell

/s/ Heath L. Golden	President and Chief Executive Officer
Heath L. Golden	(principal executive officer)

/s/ Jonathan W. Norwood	Vice President, Chief Financial Officer, and Treasurer
Jonathan W. Norwood	(principal financial officer and principal accounting officer)

/s/ Robert C. Siegel	Director
Robert C. Siegel

/s/ Janice E. Page	Director
Janice E. Page

/s/ Herbert Elish	Director
Herbert Elish

/s/ Peter H. Woodward	Director
Peter H. Woodward

EXHIBIT INDEX

21.1	Subsidiaries of the Company

23.1	Consent of BDO USA, LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002