Form 10-K/A
period 2010-12-31
HAMPSHIRE GROUP LTD
filed 2011-04-14
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock outstanding as of April 8, 2011:   6,231,444

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2010 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. The Company's definitive proxy statement will not be filed before April 29, 2011 (i.e., within 120 days after the end of the Company’s 2010 fiscal year) pursuant to Regulation 14A and is therefore amending the Original Filing in the manner described below to include such information.  The Company does, however, intend to establish a record date with respect to its shares of common stock, and to announce the date on which it will hold its Annual Meeting of Shareholders as soon as reasonably practicable. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

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

i

HAMPSHIRE GROUP, LIMITED

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2010

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

PART III.

Item 10.   Directors and Executive Officers of the Registrant.

The executive officers of Hampshire Group, Limited, who are elected by and serve at the discretion of the Board of Directors, as well as the Directors of the Company as of April 8, 2011 were as follows:

Name	Age	Position(s) Held
Heath L. Golden	36	Chief Executive Officer, President, and Director
Jonathan W. Norwood(1)	42	Vice President, Chief Financial Officer, and Treasurer
Howard Zwilling	55	President, Women’s Division
Eric G. Prengel	42	President, Men’s Division
Richard A. Mandell	68	Director and Chairman
Herbert Elish	77	Director
Peter H. Woodward	38	Director
Robert C. Siegel	74	Director
Janice E. Page	61	Director

(1)
Mr. Norwood announced his resignation effective April 22, 2011 as previously disclosed in the Current Report on Form 8-K filed with the SEC on January 27, 2011. Mr. Norwood will be succeeded on April 22, 2011 by Timothy L. Walsh, who will serve as the Company’s interim Chief Financial Officer until a permanent replacement for Mr. Norwood is appointed. Mr. Walsh’s biographical information and terms of appointment are set forth below.

Each director’s term expires at the next annual meeting of stockholders of the Company.

HEATH L. GOLDEN became President, Chief Executive Officer and a director of the Company in July 2009. Mr. Golden joined the Company as Vice President of Business Development and Assistant Secretary in August 2005. In May 2006, he assumed the additional position of General Counsel and in June 2006 he also assumed the roles of Vice President of Administration and Secretary. In April 2009, Mr. Golden became Executive Vice President and Chief Operating Officer of the Company. Prior to joining the Company, Mr. Golden was an attorney with Willkie Farr & Gallagher LLP from March 2003 through July 2005 and prior to that with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. from April 2000 until March 2003. Mr. Golden began his career in the private practice of law in 1999.

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

In connection with the resignation of Jonathan Norwood as Vice President, Chief Financial Officer and Treasurer of the Company, Timothy L. Walsh has been appointed as interim Chief Financial Officer of the Company and will serve as the Company’s principal financial officer, effective as of April 22, 2011, while the Company conducts a search for a permanent replacement for Mr. Norwood. Mr. Walsh has provided various finance and accounting related services to the Company since 2006 through his practice, MBS Consulting, Inc. The Company will be billed for services Mr. Walsh renders as interim Chief Financial Officer pursuant to the terms of a consulting agreement in effect since 2006. Mr. Norwood’s resignation, effective as of April 22, 2011, was previously disclosed by the Company in its Current Report on Form 8-K, filed with the SEC on January 27, 2011.

Mr. Walsh has provided finance and accounting consulting services since 2005 to companies in a variety of industries, including apparel, software, mortgage servicing, media, manufacturing and staffing, through his firm, MBS Consulting, Inc. Mr. Walsh’s consulting engagements included work for both publicly-held and private companies, and he has served, among other things, in the capacity of CFO, Controller and Director of SEC reporting. Prior to MBS Consulting, Inc., Mr. Walsh worked in a number of senior accounting and finance positions as well as an external auditor for a Big Four accounting firm. Mr. Walsh has a Masters in Business Administration from the University of Chicago, a degree in Accountancy from the University of Illinois and is a registered certified public accountant in Illinois.

HOWARD L. ZWILLING came out of retirement and joined the Company as President of its Women’s division in July 2009. Mr. Zwilling joined Hampshire with more than 30 years of operational and merchandising expertise in the retail industry and a strong knowledge of the Women’s apparel sector from former leadership roles at Jones Apparel Group, McNaughton Apparel Group and Miss Erika Inc. Mr. Zwilling most recently served as Group Chief Executive Officer of Jones Apparel Group’s Moderate Sportswear business from January 2006 through October 2007, where he maintained full operating responsibility for Miss Erika and Pappagallo, as well as such other brands as Joneswear, Joneswear Studio, Evan Picone, Bandolino, Norton McNaughton, Nine & Company and Rena Rowan. Mr. Zwilling was Chief Executive Officer of Miss Erika, a division of Jones Apparel Group, from June 2001 through December 2005.

ERIC G. PRENGEL joined the Company as President of its Men’s division in October 2010 with nearly twenty years of expertise in developing and growing menswear brands, most recently as Executive Vice President of Global Business Development at HMX LLC (formerly Hartmarx Corporation) from 2009 through September 2010. In that position, Mr. Prengel oversaw the international development of all HMX brands, including Hickey Freeman, Hart Schaffner Marx, and Bobby Jones as well as all aspects of the domestic product license program. Previously, he served as Group President of HMX Sportswear from 2006 through 2009, responsible for the Sales, Design, Operations and Finance teams, where he successfully implemented strategic re-branding initiatives to re-energize brands such as Jack Nicklaus and Ted Baker. Prior to that, Mr. Prengel held various leadership positions at Marc Ecko Enterprises, Polo Ralph Lauren and Kenneth Cole Menswear.

RICHARD A. MANDELL has served as a director since April 2008 and was elected Chairman by the Board in February 2010. Mr. Mandell also served as Chief Executive Officer and President from April 2009 until July 2009. Mr. Mandell served as the Chairman of the Board of Directors of Encore Capital Group from October 2004 until May 2007 and has served as a director of Encore since June 2001. He is currently a private investor and financial consultant. Mr. Mandell also served as a director of Trian Acquisition I Corp. from January 2008 until January 2010, a director of Smith & Wollensky Restaurant Group, Inc. from 2003 until January 2008 and a Director of Sbarro, Inc. from March 1986 until January 2007. Mr. Mandell was a Vice President — Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Investment Banking of Prudential Securities Incorporated, an investment banking firm, where he was head of the Retail Trade Group. Mr. Mandell is a certified public accountant.

HERBERT ELISH rejoined the Board of the Company in April 2008. Mr. Elish first served as a director from 1986 until 2000. Since March 2005, Mr. Elish has been the Chief Operating Officer of the College Board, a not-for-profit membership association whose programs and services include the SAT and Advanced Placement Program. Prior to March 2005, Mr. Elish was Executive Director of The Carnegie Library of Pittsburgh. Mr. Elish has previously served in a number of executive capacities in both the public and private sectors, including as the Chairman and CEO of Weirton Steel Company, Chairman of the Board of The Kerr Group and director of Hauser, Inc.

PETER H. WOODWARD joined the Board in December 2009. Mr. Woodward has served as the General Partner of MHW Capital Management, LLC, an investment firm specializing in equity investments in public companies that are revitalizing their business plans, since he founded it in August 2005. From 1995 to August 2005, he was Managing Director of Regan Fund Management, LLC, an investment firm. Mr. Woodward has previously served on the Boards of Directors of NewsEdge Corp. from March 2000 until September 2001; Zomax, Inc. from July 2006 until December 2006; and Innodata-Isogen Corp. from December 2006 until June 2009.

ROBERT C. SIEGEL joined the Board in June 2010. Mr. Siegel retired from his position as Chief Executive Officer of Devanlay U.S. Inc., the licensee for Lacoste S.A. branded apparel in the U.S., in December 2009. Mr. Siegel served in this position from 2002 until his retirement in December 2009. Mr. Siegel is the principal of Siegel Associates, a consultant for the apparel, footwear and retail industries. Mr. Siegel was Managing Director of Branded Products for Kurt Salmon Associates, Inc. since January 2000 until he joined Devanlay U.S. Inc. From December 1993 to December 1998, Mr. Siegel served as Chairman of the Board, President and Chief Executive Officer of The Stride Rite Corporation. Previously, Mr. Siegel was with Levi Strauss & Co. from 1964 to 1993 and, among other positions, was President of the Dockers and Menswear divisions. Mr. Siegel was a director of The Bon Ton Stores from June 1998 until October 2006 and Skechers U.S.A. Inc., from January 1999 until June 2000. Mr. Siegel was also a director of MCNAUGHTON APPAREL GROUP INC from March 1999 until September 2003, Oshkosh B’gosh, Inc. from June 1998 until March 2005 and Kellwood Company from February 2007 until it was acquired in May 2008.

JANICE E. PAGE joined the Board in June 2010. Prior to her retirement in 1997, Ms. Page spent 27 years in the retail industry holding numerous merchandising, marketing and operating positions in women's, men's and children's apparel and footwear with Sears Roebuck & Company, (now Sears Holding company) serving as Group Vice President from 1992 to 1997. Ms. Page was a trustee of the Glimcher Realty Investment Trust from September 2001 until 2004 and was a director of the Kellwood Company from December 2000 until it was acquired in May 2008. Ms. Page has been a director of R.G. Barry Corporation since May 2000 and American Eagle Outfitters since June 2004.

Item 11.   Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation of our principal executive officer and our other named executive officers during 2010 and 2009:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Heath L. Golden	2010	370,307	—	270	370,577
President and Chief Executive Officer	2009	303,290	223,848	3,474	530,612
Howard L. Zwilling	2010	500,000	—	1,290	501,290
President, Women’s Division	2009	201,923	223,848	115	425,886
Eric G. Prengel(2)	2010	67,816	171,181	—	238,997
President, Men’s Division

(1)
These amounts represent the grant date fair value of stock awards granted to each named executive officer in the year ended December 31, 2010 or 2009 computed in accordance with Financial Accounting Standards Board Accounting Standard CodificationTM Topic 718, that considers the probability of meeting or exceeding the performance criteria as a pertinent factor in estimating the fair value of the performance-based stock awards. A discussion of the assumptions used in determining grant date fair value may be found in Note 1 and Note 12 to our consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Mr. Prengel was named President of our Men’s division on October 12, 2010, the date he became employee of the Company.

NARRATIVE DISCLOSURE RELATING TO SUMMARY COMPENSATION TABLE

Golden Employment Agreement

Mr. Golden’s employment with us during 2010 was governed by the terms of an employment agreement dated April 3, 2007, pursuant to which he served as our Vice President of Administration, General Counsel and Secretary. On May 4, 2009, as part of a reduction in executive compensation under a cost reduction plan, Mr. Golden's base salary was decreased to $261,250. Upon Mr. Golden’s July 29, 2009 appointment as our President and Chief Executive Officer, his annual salary was increased to $350,000. On October 20, 2010, the Board approved an increase to Mr. Golden’s annual salary to $450,000 effective immediately. Upon a termination of employment by the Company other than for cause, Mr. Golden is entitled to severance equal to half of his annual base salary plus a pro rata portion of the bonus he would have been entitled to receive pursuant to the employment agreement if his employment had not terminated, payable after the end of that year. In addition, within 30 days after a change of control of the Company and regardless of whether Mr. Golden continues to be employed by us, he is entitled to receive a lump-sum amount equal to two (2) times the sum of (i) his annual base salary in effect immediately prior to the change of control plus (ii) the total bonus amount paid or payable by us to him for services performed entirely during the year prior to the year in which the change of control occurs. If the employment of Mr. Golden continues after a change of control, he will not be entitled to any other severance payments and his employment will be on an “at-will” basis.

Zwilling Employment Agreement

Mr. Zwilling’s employment with us during 2010 was governed by the terms of an employment agreement dated July 24, 2009, pursuant to which Mr. Zwilling serves as President of our Women’s division. Under the agreement, Mr. Zwilling is entitled to an annual base salary of $500,000. Upon a termination of employment by the Company other than for cause, Mr. Zwilling is entitled to severance equal to half of his annual base salary.

Prengel Employment Agreement

Mr. Prengel’s employment with us during 2010 was governed by the terms of an employment agreement dated October 12, 2010, pursuant to which Mr. Prengel serves as President of our Men’s division. Under the agreement, Mr. Prengel is entitled to an annual base salary of $300,000. Upon a termination of employment by the Company other than for cause, Mr. Prengel is entitled to severance equal to half of his annual base salary.

Annual Incentive Bonus

In October 2009, we adopted the Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which we may grant annual performance-based bonuses to approximately 30 employees, managers, and named executive officers for fiscal years subsequent to 2009. The goal of the Bonus Plan is to align the annual interests of our management and other key employees with those of the Company and our stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. The Company did not meet the annual performance goals for 2010, and therefore, the Compensation Committee did not approve bonus payments under the Bonus Plan for 2010.

Stock Plan

On October 21, 2009, we adopted a stock and cash incentive compensation plan (the “Stock Plan”), which is designed to assist us in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders. The Stock Plan, which is administered by the Board or a committee appointed by the Board, permits us to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards.

Mr. Prengel was granted 100,000 shares under the Stock Plan on November 2, 2010 as described in the footnotes to the schedule in the “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END” section following herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unvested stock awards, all granted under the Stock Plan, outstanding on the last day of the fiscal year ended December 31, 2010, including both awards subject to performance conditions and non-performance based awards, to each of the executive officers named in the Summary Compensation Table.

Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

Heath L. Golden	7,500	28,125	90,000	337,500
Howard L. Zwilling	7,500	28,125	90,000	337,500
Eric G. Prengel	10,000	37,500	90,000	337,500

(1)
Initial grant of 10,000 time-based vesting shares for Mr. Golden and Mr. Zwilling, with 25% vesting on March 31 of each of 2010, 2011, 2012, and 2013, subject to employment as of the vesting date. Mr. Prengel’s 10,000 shares consist of time-based vesting shares, with 25% vesting on March 31 of each 2011, 2012, 2013, and 2014, subject to employment as of the vesting date.

(2)
Each of our named executive officers were granted 90,000 performance-based vesting shares (the “Performance-Vested Shares”), with 22,500 of the Performance-Vested Shares vesting on March 31 of each of 2011, 2012, 2013, and 2014, provided that as of each such vesting date our consolidated return on operating income for the preceding fiscal year as a percent of average working capital (excluding discontinued operations) is equal to or greater than 6%, with respect to the 2010 and 2011 fiscal years, and 8%, with respect to the 2012 and 2013 fiscal years. In the event the performance target is not met in a given year, the shares that would otherwise have vested in that year will be rolled forward to the next year and will vest simultaneously with the shares already allocated for that subsequent year should we exceed that year’s target by an amount sufficient to cover the prior year’s or years’ cumulative shortfall. This rollover mechanism will permit shares to be carried forward over multiple years until the expiration of the plan. The 2010 target was not met, and therefore, 22,500 of the Performance-Vested Shares were rolled forward to the next year.

(3)
The market value of the stock award is determined by multiplying the number of shares times $3.75, the closing price of our common stock on the OTC Markets (formerly known as “Pink Sheets”) under the symbol “HAMP.PK” on December 31, 2010, the last day of our fiscal year.

DIRECTOR COMPENSATION

The following table sets forth a summary of our non-employee Directors’ compensation in 2010:

Name	Fees Earned or Paid in Cash ($)	Non-Employee Stock Awards ($)(1)	Total ($)
Herbert Elish	60,000	—	60,000
Richard A. Mandell	76,850	—	76,850
Peter H. Woodward	62,913	—	62,913
Janice E. Page(2)	34,950	41,938	76,888
Robert C. Siegel(2)	34,950	41,938	76,888
Harvey L. Sperry	33,150	—	33,150
Irwin W. Winter	32,500	—	32,500

(1)
These amounts represent the grant date fair value of stock awards granted to each director in the year ended December 31, 2010 computed in accordance with Financial Accounting Standards Board Accounting Standard CodificationTM Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 1 and Note 12 to our consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
Stock award of 20,000 shares based on the $5.50 per share fair market value on June 11, 2010, when the stock compensation was granted, all of which remain outstanding at December 31, 2010. At the highest level of performance, the fair market value of the stock award is $110,000.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

During 2010, annualized director fees paid as cash compensation were $60,000 for those non-employee directors, other than the Chairman of the Board and the Chairman of the Audit Committee. The Chairman of the Board received annualized director fees of $80,000 in 2010 compensation and the Chairman of the Audit Committee of the Board received annualized director fees of $65,000. Such fees were paid quarterly and were earned pro rata based on the period that the respective positions were held during 2010. No fees were paid to employee directors.

Each non-employee director who was elected to the board during 2010 was also awarded 20,000 shares of restricted stock under the Stock Plan as defined herein. Ten percent or 2,000 shares of each award of restricted stock are subject to time-based vesting (the “Time-Vested Shares”), with 500 shares of the Time-Vested Shares vesting on March 31 of each of 2011, 2012, 2013, and 2014 subject to the director’s continuous service through the vesting date. The remaining 18,000 shares of each award of restricted stock are subject to performance-based vesting (the “Performance-Vested Shares”), with 4,500 of the Performance-Vested Shares vesting on March 31 of each of 2011, 2012, 2013, and 2014, provided that as of each such vesting date our consolidated return on operating income for the preceding fiscal year as a percent of average working capital (excluding discontinued operations) is equal to or greater than 6%, with respect to the 2010 and 2011 fiscal years, and 8%, with respect to the 2012 and 2013 fiscal years. In the event we miss the target in a given year, the shares that would otherwise have vested in that year will be rolled forward to the next year and will vest simultaneously with the shares already allocated for that subsequent year should we exceed that year’s target by an amount sufficient to cover the prior year’s or years’ cumulative shortfall. This rollover mechanism will permit shares to be carried forward over multiple years until the expiration of the plan. The 2010 target was not met, and therefore, 4,500 of the Performance-Vested Shares were rolled forward to the next year.

Mr. Mandell became Chairman of the Board effective February 2010 and Mr. Woodward became Chairman of the Audit Committee in June 2010. Both Mr. Mandell and Mr. Woodward earned fees in proportion to the period during 2010 in which they served as Chairman of Board and Audit Committee, respectively. In June 2010, Ms. Page and Mr. Siegel were elected to the Board of Directors, replacing Messrs. Sperry and Winter due to their resignation. These non-employee directors earned fees approximately in proportion to the time they served as non-employee directors in 2010.

We reimburse our directors for out-of-pocket expenses associated with attendance at the meetings of the Board and its Committees.

See Item 13. Certain Relationships and Related Transactions and Director Independence for additional information relating to director compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning (i) those persons known by our management to own beneficially more than 5% of our outstanding common stock, (ii) our directors, (iii) our Named Executive Officers and (iv) all of our current directors and executive officers as a group. Such information is provided as of April 8, 2011. The number of shares of common stock issued and outstanding as of April 8, 2011 was 6,231,444. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. Unless otherwise indicated, the address of each beneficial owner is 114 W. 41st Street, New York, New York 10036.

Stockholder	Shares(1)	Percent
Richard A. Mandell(2)	20,000	*
Janice E. Page(3)	20,000	*
Robert C. Siegel(3)	20,000	*
Herbert Elish(2)	20,000	*
Peter H. Woodward(2)	80,128	1.3
Heath L. Golden(4)	100,000	1.6
Jonathan W. Norwood(4)	100,000	1.6
Howard L. Zwilling(4)	100,000	1.6
Eric G. Prengel(5)	100,000	1.6
All directors and current executive officers as a group (9 persons)	560,128	9.0

Other Stockholders
Fidelity Low Price Stock Fund – 82 Devonshire Street, Boston, MA 02109 (7)	920,000	14.8
Heartland Advisors, Inc. – 789 North Water Street, Milwaukee, WI 53202 (8)	600,000	9.6
Invesco Investment Funds – 11 Greenway Plaza, Suite 2500, Houston, TX 77046(6)	592,824	9.5
Norman H. Pessin – 366 Madison Avenue, 14th Floor, New York, NY 10017 (9)	398,000	6.4
Peter W. Woodworth – 902 East Second Street, Suite 100,Winona, MN 55987 (10)	272,052	5.3
Joyce Woodworth – 902 East Second Street, Suite 100,Winona, MN 55987 (11)	60,929	5.3
* - Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Attached to each share of common stock is a preferred share purchase right to acquire one-thousandth of a share of the Company’s series A Junior Participating Preferred Stock, par value $0.01 per share, which preferred share purchase rights are not presently exercisable. A discussion of the preferred share purchase rights may be found in Note 8 to our consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
Includes 20,000 shares of Common Stock, held directly, granted under the Stock Plan, of which 500 shares vested on March 31, 2010 and 2011 and 19,000 shares remain subject to vesting and forfeiture in certain circumstances. See “DIRECTOR COMPENSATION.”

(3)
Includes 20,000 shares of Common Stock, held directly, granted under the Stock Plan, of which 500 shares vested on March 31, 2011 and 19,500 shares are subject to vesting and forfeiture in certain circumstances. See “DIRECTOR COMPENSATION.”

(4)
Includes 100,000 shares of Common Stock, held directly, granted under the Stock Plan, of which 2,500 shares vested on each of March 31, 2010 and 2011 and 95,000 remain subject to vesting and forfeiture in certain circumstances.

(5)
Includes 100,000 shares of Common Stock, held directly, granted under the Stock Plan, of which 2,500 shares vested on March 31, 2011 and 97,500 shares remain subject to vesting and forfeiture in certain circumstances. See “EXECUTIVE OFFICER COMPENSATION.”

(6)
Based upon a Form N-CSR filed with the SEC on January 7, 2011 by AIM Investment Funds (Invesco Investment Funds). According to the Schedule 13D filed with the SEC on December 24, 2009 by Invesco Ltd, sole voting and dispositive power for the shares belongs to Invesco Trimark Ltd.

(7)
Based upon a Form N-CSR filed with the SEC on March 28, 2011, which stated 920,000 shares were held as of January 31, 2011. According to the Schedule 13G/A filed September 10, 2008, Edward C. Johnson III and FMR LLC, through their control of Fidelity Management & Research Company, each have sole power to dispose of the shares owned by FMR LLC Funds, which includes Fidelity Low Price Stock Fund, but do not have or share voting power with respect to the shares, which resides with the Funds’ Board of Trustees.

(8)
Based upon a Schedule 13G/A filed with the SEC on February 10, 2011 by Heartland Advisors, Inc. and William J. Nasgovitz. According to the Schedule 13G/A, each of Heartland Advisors, Inc. and William J. Nasgovitz were deemed to have or share sole voting and disposition power and therefore beneficially own 600,000 shares of common stock as of December 31, 2010.

(9)
Based upon a Schedule 13D filed with the SEC on December 8, 2009 by Norman H. Pessin. According to the Schedule 13D, Norman H. Pessin possessed sole voting power with respect to 398,000 shares of Common Stock as of December 8, 2009.

(10)
Based upon a Schedule 13D/A filed with the SEC on April 20, 2010. According to the Schedule 13D/A, Mr. Woodworth filed as the “Woodworth Reporting Persons,” which also includes Joyce Woodworth. The Reporting Persons held a total of 332,981 shares or 5.3% of the shares outstanding. Includes 272,052 shares of Common Stock held directly.

(11)
Based upon a Schedule 13D/A filed with the SEC on April 20, 2010. According to the Schedule 13D/A, Ms. Woodworth filed as the “Woodworth Reporting Persons,” which also includes Peter W. Woodworth. The Reporting Persons held a total of 332,981 shares or 5.3% of the shares outstanding. Includes 60,929 shares of Common Stock held directly.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

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

Mr. Richard Mandell, a Director of the Company, was, at the request and with the approval of the Board, paid $25,000 during 2009, as he earned $12,500 in monthly consulting fees during February 2009 and March 2009 for assisting management with various matters.

On August 30, 2005, the Company entered into a twelve-year, triple net lease for 100% of the space in a building located in Anderson, South Carolina with a company in which Mr. Ludwig Kuttner and Mr. Charles Clayton, former executives whose employment was terminated in 2006, are the beneficial owners. Commencing February 1, 2006, the Company started utilizing the building as its administrative offices. The Company occupies approximately 40% of the building, but under terms of the lease it is required to pay for 100% of the space and may sublease any unused space. During 2006, the Company entered into a sublease for a portion of this unused space and took a charge of approximately $47,000 due to the fact that the economic terms of the sublease were less favorable than the lease. In 2007, the Company leased the remaining unused space at comparable terms to the original lease. During 2009, the Company recorded a charge for approximately $0.2 million reflected in Restructuring charges in the statement of operations for unused space it plans to sublease. Lease payments made by the Company related to this facility were approximately $0.4 million and $0.3 million during the years ended December 31, 2010 and 2009, respectively.

The Audit Committee Charter provides that the Audit Committee must approve all related party transactions entered into by the Company with any of our directors or executive officers. The transactions noted above, including the lease described between the Company and another company in which Mr. Kuttner and Mr. Clayton are beneficial owners, were approved by the Audit Committee.

Director Independence

The Board of Directors is comprised of a majority of “independent directors” as such term is defined below. Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Hampshire Group, Limited, either directly or indirectly. Based upon this review, our Board has determined that as of December 31, 2010, the following members of the Board are “independent directors” as defined under NASDAQ listing standards and the rules and regulations of the Securities and Exchange Commission: Mr. Elish, Ms. Page, Mr. Siegel, and Mr. Woodward. Subsequent to the end of the fiscal year, the Company engaged Mr. Siegel to provide limited consulting services and Mr. Siegel resigned from the Audit Comittee.

Audit Committee

This committee currently has three members: Mr. Woodward (Chairman), Ms. Page, and Mr. Elish. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accounting firm, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Audit Committee is also responsible for discussing the Corporation’s major financial risk exposures with management and the monitoring steps management has taken to monitor and control such risks, including the Corporation’s risk assessment and risk management policies. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ Stock Market LLC, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Woodward is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on our website at www.hamp.com.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer, chief financial officer, and directors. The text of the code of conduct and ethics is posted on our website at www.hamp.com and is filed as an exhibit to our Annual Report on Form 10-K, and will be made available to stockholders without charge, upon request in writing to the Corporate Secretary at 114 W. 41st Street, New York, New York 10036. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors and principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 14.   Principal Accountant Fees and Services.

AUDIT FEES

The Audit Committee appointed and shareholders ratified BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2009, and BDO commenced providing services for the quarterly period ended September 26, 2009. Deloitte & Touche LLP (“Deloitte”) served as the independent registered public accounting firm through to the appointment of BDO, including for the quarterly periods ended March 28, 2009 and June 27, 2009.

The aggregate fees for professional services rendered for the Company by the Company’s auditors for the years ended December 31, 2010 and 2009 were:

	2010	2009
Audit	$255,670	$309,477
Audit related	—	32,200
All other	—	—

Total	$255,670	$341,677

Audit Fees
The aggregate fees of BDO for professional services for the audit of our annual consolidated financial statements as of and for the year ended December 31, 2010 and for the review of our unaudited consolidated financial statements for the first, second and third quarters of 2010 was approximately $239,000 and expenses related thereto were $16,305. In addition, Deloitte billed approximately $83,000 for audit services rendered in 2009 and expenses related thereto were $1,415, primarily related to the review of the first and second quarter financial statements, while engaged as the Company’s independent registered accounting firm.

Audit Related Fees
There were no audit related services for 2010. The aggregate fees of BDO for audit related services rendered for 2009 were $2,200 and were for BDO’s review of the Company’s October 2009 S-8 filing related to compensation plans. The aggregate fees of Deloitte for audit related services rendered for 2009 were $30,000 and were for Deloitte’s review of, among other things, the Company’s October 2009 S-8 filing related to compensation plans.

Tax Fees
There were no tax related services rendered by BDO or Deloitte for 2010 and 2009.

All Other Fees
There were no other fees billed by BDO or Deloitte for 2010 and 2009.

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

Prior to engagement, the Audit Committee obtains detailed information as to the particular services to be provided, and then completes its pre-approval process. The fees are budgeted and the Audit Committee requires the independent registered accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

All work performed by BDO and Deloitte as described in the “Audit Fees” section under the captions Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees was approved or pre-approved by the Audit Committee in accordance with the policies and procedures set forth above.

PART IV.

Item 15.   Exhibits and Financial Statement Schedules.

(a)	(1) - (2) The financial statements and the required financial statement schedules are included in the Original Filing. (3).Exhibits:

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

10.15^
Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated August 15, 2003 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

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

10.33^
Credit Agreement among HSBC Bank USA as agent, the Banks named therein and Hampshire Group, Limited, dated February 15, 2008 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

10.34*
Hampshire Group, Limited Long-Term Bonus Plan, dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

10.35^
Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation, and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

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

10.38^
Second Amended and Restated Credit Agreement and Guaranty, dated as of August 7, 2009, by and among Hampshire Group, Limited, Hampshire Designers, Inc., and Item-Eyes, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

10.39^
Amendment No. 1, dated as of May 7, 2010, to that certain Second Amended and Restated Credit Agreement and Guaranty, dated as of August 7, 2009, by and among Hampshire Group, Limited, Hampshire Designers, Inc., and Item-Eyes, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

10.40^+
Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., and Scott James, LLC and Wells Fargo Capital Finance, LLC, as agent and lender (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

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

10.44*^
Employment Agreement by and between Hampshire Group, Limited and Michael S. Culang, dated July 30, 2008 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

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

10.48*^+
Hampshire Group, Limited Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

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

10.51	Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Janice E. Page.

10.52	Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Robert C. Siegel.

10.53	Indemnification Agreement, dated April 13, 2011, between Hampshire Group, Limited and Timothy L. Walsh.

10.54	Employment Agreement, dated as of October 12, 2010, by and between Hampshire Group, Limited and Eric G. Prengel.

10.55	Letter Agreement, dated July 16, 2009 by and between Howard L. Zwilling and Hampshire Group, Limited.

11.0
Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated by reference to Note 15 to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

23.1	Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Company compensatory plan or management contract.
^	Filed concurrently with the Original Filing in accordance with the Company’s correspondence to the SEC dated
December 1, 2010.
+	Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested for the omitted portions of the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: April 14, 2011	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 14, 2011.

Signature	Title

/s/ Richard A. Mandell	Chairman of the Board
Richard A. Mandell

/s/ Heath L. Golden	President and Chief Executive Officer
Heath L. Golden	(principal executive officer)

/s/ Jonathan W. Norwood	Vice President, Chief Financial Officer, and Treasurer
Jonathan W. Norwood	(principal financial officer and principal accounting officer)

/s/ Robert C. Siegel	Director
Robert C. Siegel

/s/ Janice E. Page	Director
Janice E. Page

/s/ Herbert Elish	Director
Herbert Elish

/s/ Peter H. Woodward	Director
Peter H. Woodward

EXHIBIT INDEX

10.51	Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Janice E. Page.

10.52	Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Robert C. Siegel.

10.53	Indemnification Agreement, dated April 13, 2011, between Hampshire Group, Limited and Timothy L. Walsh.

10.54	Employment Agreement, dated as of October 12, 2010, by and between Hampshire Group, Limited and Eric G. Prengel.

10.55	Letter Agreement, dated July 16, 2009 by and between Howard L. Zwilling and Hampshire Group, Limited.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002