Form 10-Q
period 2011-04-02
HAMPSHIRE GROUP LTD
filed 2011-05-12
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from U                    U to U                    U

Commission File Number: 000-20201

HAMPSHIRE GROUP, LIMITEDU
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 2, 2011: 6,231,354

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended April 2, 2011

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee,” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties, and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

ii

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	April 2, 2011	December 31, 2010
(In thousands, except par value and shares)
Current assets:
Cash and cash equivalents	$36,482	$33,720
Restricted cash	1,813	2,725
Accounts receivable, net	1,495	13,529
Other receivables	447	679
Inventories, net	4,668	4,128
Other current assets	4,053	2,338
Assets of discontinued operations	8,747	9,528

Total current assets	57,705	66,647
Fixed assets, net	9,115	9,495
Goodwill	1,204	1,204
Other assets	1,160	1,207

Total assets	$69,184	$78,553

Current liabilities:
Current portion of long-term debt	$72	$36
Accounts payable	972	3,210
Accrued expenses and other liabilities	7,016	5,773
Liabilities of discontinued operations	2,866	6,182

Total current liabilities	10,926	15,201

Long-term debt less current portion	33	43
Deferred rent	7,245	7,210
Other long-term liabilities	6,514	6,697

Total liabilities	24,718	29,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at April 2, 2011 and December 31, 2010, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at April 2, 2011 and December 31, 2010, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at April 2, 2011 and December 31, 2010	824	824
Additional paid-in capital	30,866	30,098
Retained earnings	27,556	32,553
Treasury stock, 2,012,430 and 1,914,549 shares at cost at April 2, 2011 and December 31, 2010, respectively	(14,780)	(14,073)

Total stockholders’ equity	44,466	49,402

Total liabilities and stockholders’ equity	$69,184	$78,553

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	April 2, 2011	April 3, 2010
Net sales	$3,511	$2,559
Cost of goods sold	2,780	2,305

Gross profit	731	254
Selling, general, and administrative expenses	4,277	4,073
Special costs	—	541

Loss from operations	(3,546)	(4,360)
Other income (expense):
Interest income	1	18
Interest expense	(77)	(108)
Other, net	(4)	(24)

Loss from continuing operations before income taxes	(3,626)	(4,474)

Income tax provision	69	39

Loss from continuing operations	(3,695)	(4,513)
Loss from discontinued operations, net of taxes	(1,302)	(507)

Net loss	$(4,997)	$(5,020)

Basic loss per share:
Loss from continuing operations	$(0.67)	$(0.81)
Loss from discontinued operations, net of taxes	(0.23)	(0.09)

Net loss	$(0.90)	$(0.90)

Diluted loss per share:
Loss from continuing operations	$(0.67)	$(0.81)
Loss from discontinued operations, net of taxes	(0.23)	(0.09)

Net loss	$(0.90)	$(0.90)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,554	5,553

Diluted weighted average number of common shares outstanding	5,554	5,553

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
(In thousands, except shares)
Balance at December 31, 2010	8,243,784	$824	$30,098	$32,553	1,914,549	$(14,073)	$49,402
Net loss	—	—	—	(4,997)	—	—	(4,997)
Restricted stock forfeitures	—	—	698	—	95,000	(698)	—
Stock based compensation	—	—	70	—	—	—	70
Purchase of treasury shares	—	—	—	—	2,881	(9)	(9)

Balance at April 2, 2011	8,243,784	$824	$30,866	$27,556	2,012,430	$(14,780)	$44,466

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net loss	$(4,997)	$(5,020)
Less: Loss from discontinued operations, net of taxes	(1,302)	(507)

Loss from continuing operations	(3,695)	(4,513)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	512	618
Stock based compensation	70	147
Changes in operating assets and liabilities:
Receivables, net	12,266	14,124
Inventories, net	(540)	688
Other assets	(1,714)	(758)
Liabilities	(1,143)	(1,039)

Net cash provided by (used in) continuing operating activities	5,756	9,267
Net cash provided by (used in) discontinued operations	(3,837)	(2,053)

Net cash provided by (used in) operating activities	1,919	7,214
Cash flows from investing activities:
Capital expenditures	(86)	(38)

Net cash provided by (used in) continuing investing activities	(86)	(38)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) investing activities	(86)	(38)
Cash flows from financing activities:
Decrease in cash restricted for the collateralization of letters of credit	912	—
Proceeds from line of credit	1,266	—
Repayment of line of credit	(1,230)	—
Purchase of treasury stock	(9)	(5)
Repayment of long-term debt	(10)	(12)

Net cash provided by (used in) financing activities	929	(17)

Net increase (decrease) in cash and cash equivalents	2,762	7,159
Cash and cash equivalents at beginning of period	33,720	33,365

Cash and cash equivalents at end of period	$36,482	$40,524

See accompanying notes to the financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2010.

The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2011, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions. In addition, the Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but more than 90% of its annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general.

In May 2011, the Company sold certain assets of its women’s businesses, Hampshire Designers, Inc. (“Hampshire Designers”) and Item-Eyes, Inc. (“Item-Eyes”), in separate transactions. In accordance with GAAP, the financial position and results from operations for the women’s businesses have been presented as discontinued operations. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. See Note 7 – Dispositions and Discontinued Operations.

The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as disclosed in Note 2 – Credit Facility and Note 7 – Dispositions and Discontinued Operations.

Special Costs
In 2006, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) commenced an investigation related to members of the Company’s former management (the “Audit Committee Investigation”). The Company reported certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation. All litigation related to the Audit Committee Investigation was resolved, and thus, the Company has not incurred significant expenses associated with the Audit Committee Investigation since August 2010 and does not expect to going forward.

Accounting Standard Updates
The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2011:

In December 2010, the FASB issued ASU 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is therefore effective for the Company’s fiscal year ending December 31, 2011 and the adoption did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after the beginning of the Company’s fiscal year 2011. ASU 2010-29 may impact the Company’s disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

Note 2 – Credit Facility

The Company has a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

At April 2, 2011, there was less than $0.1 million of outstanding borrowings and approximately $12.5 million outstanding under letters of credit. Borrowing availability was approximately $2.7 million at April 2, 2011 and the Company had approximately $36.5 million of cash that is not included in the availability calculation.

On May 5, 2011, the Company entered into a Consent to Certain Asset Sales (the “Consent”) with certain of its subsidiaries and WFCF. Pursuant to the Consent, WFCF, as agent under the Credit Facility consented to the asset sales of Hampshire Designers and Item-Eyes. See Note 7 – Dispositions and Discontinued Operations.

Note 3 – Inventories

Inventories at April 2, 2011 and December 31, 2010 consisted of the following:

(In thousands)	April 2, 2011	December 31, 2010
Finished goods	$4,231	$3,660
Raw materials and supplies	778	802

Total cost	5,009	4,462
Less: reserves	(341)	(334)

Inventories, net	$4,668	$4,128

Note 4 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended April 2, 2011:
Basic loss from continuing operations	$(3,695)	5,554	$(0.67)

Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—

Diluted loss from continuing operations	$(3,695)	5,554	$(0.67)

Three months ended April 3, 2010:
Basic loss from continuing operations	$(4,513)	5,553	$(0.81)

Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—

Diluted loss from continuing operations	$(4,513)	5,553	$(0.81)

For the quarters ended April 2, 2011 and April 3, 2010, potentially dilutive shares of 681,750 and 762,750, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 5 - Commitments and Contingencies

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

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the landlord of the New York Office; (i) for a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The motion was heard on March 31, 2011 and no judgment has been rendered since that time.

On February 23, 2011, the receiver of the New York Office commenced a non-payment proceeding in the Civil Court of the City of New York against the Company.  The receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease.  The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above.  That motion was also heard on March 31, 2011 and no judgment has been rendered since that time.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.

Note 6 – Taxes

The Company’s provision for income taxes for the quarters ended April 2, 2011 and April 3, 2010 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

As of April 2, 2011, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of $5.5 million, including $2.0 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.1 million, including interest and penalties of approximately $0.2 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has U.S. net operating loss carryforwards and has utilized net operating loss carrybacks. Upon examination, one or more of these net operating loss carryforwards or carrybacks may be limited or disallowed.

The Company has a full valuation allowance on all of the net deferred tax assets due to the weight of significant negative evidence as of April 2, 2011 and December 31, 2010. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.4 million or an effective tax rate of 38.1% due to the losses incurred in the quarter ended April 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.8 million or an effective tax rate of 40.2% due to the losses incurred in the quarter ended April 3, 2010.

Note 7 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On May 5, 2011, in separate transactions, the Company sold certain assets of Hampshire Designers for a total purchase price of $12.0 million, plus inventory valued at approximately $2.4 million and certain assets of Item-Eyes for a total purchase price of $0.3 million, plus inventory valued at approximately $0.8 million, both subject to post closing adjustments to third-party buyers. Inventory in transit, valued at $1.6 million and $0.4 million for Hampshire Designers and Item-Eyes, respectively, was also purchased by each buyer and will be payable upon delivery. As part of the sale transactions, the Company transferred and assigned certain assets, primarily the divisions’ trademark labels, to each respective buyer.

As part of the sale transactions, the Company will provide transitional services for a set fee and limited period of time and continue to occupy the leased New York office space related to those services. Once the provision of these services has ceased, the Company will evaluate the need to record a potentially material non-cash charge for the lease expense associated with any excess leased real estate. Further, in connection with the sale transactions, the Company entered into a separation and release agreement with the president of the Company’s now former women’s division, effective May 6, 2011, that entitles him to separation pay of $0.6 million.

In addition, each buyer assumed outstanding vendor and customer purchase orders and outstanding orders for shipments of goods-in-transit and the Item-Eyes buyer assumed certain open letters of credit. The Company retained ownership of its accounts receivable relating to the inventory sales made prior to the closing date and accounts payable relating to the inventory sold.  The Company estimates that it will recognize a pre-tax gain in total ranging from $10.2 million to $10.7 million due to, among other things, severance and transaction related costs. The Company believes its net operating loss carryforwards will offset any tax liability resulting from this gain. These funds from the sale of assets and the liquidation of the remaining assets will be used to provide additional funds for operations and other general corporate purposes.

In accordance with GAAP, these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the aforementioned divisions separately as discontinued operations. The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations.

The underlying assets and liabilities of the discontinued operations at April 2, 2011 and December 31, 2010 were as follows:

(In thousands)	April 2, 2011	December 31, 2010
Accounts receivable, net	$4,484	$2,881
Inventories, net	2,998	4,837
Other receivables	932	1,438
Other current assets	333	372
Assets of discontinued operations	$8,747	$9,528

Accounts payable	$1,893	$5,328
Accrued expenses and other liabilities	973	854
Liabilities of discontinued operations	$2,866	$6,182

At April 2, 2011 and December 31, 2010, approximately $0.5 million remains accrued in Accrued expenses and other liabilities in the table above relating to divisions disposed and discontinued prior to 2010.

The operating results for the discontinued operations for the three month periods ended April 2, 2011 and April 3, 2010 were as follows:

(In thousands)	April 2, 2011	April 3, 2010
Net sales	$13,322	$17,891

Gross profit	$2,806	$3,984

Loss on discontinued operations before income taxes	$(1,302)	$(507)
Income tax benefit	—	—
Loss from discontinued operations, net of taxes	$(1,302)	$(507)

Note 8 – Restructuring Charges

In April 2009, the Company initiated a restructuring and cost reduction plan designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency, and better position itself for the long term. At April 2, 2011, $0.4 million of deferred loss on sublease is included in Accrued expenses and other liabilities and Other long-term liabilities of the unaudited condensed consolidated balance sheet and is reflected in “Other Costs” in the table below. A reconciliation of the beginning and ending liability balances for restructuring charges is shown below:

	Three Months Ended
	April 2, 2011			April 3, 2010
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$447	$447	$32	$1,210	$1,242
Costs charged to expense	—	—	—	—	—	—
Costs paid or settled	—	(27)	(27)	(32)	(107)	(139)
End of period	$—	$420	$420	$—	$1,103	$1,103

Note 9 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of April 2, 2011, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of April 2, 2011.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which may constitute ‘forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,”  “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee,” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2010 under Item 1A - Risk Factors and in Part II, Item 1A – Risk Factors in this Form 10-Q, and include the following risk factors:

●	A prolonged period of depressed consumer spending;
●	Lack of an established public trading market for our common stock;
●	Decreases in business from or the loss of any one of our key customers;
●	Financial instability experienced by our customers;
●	Chargebacks and margin support payments;
●	Loss of or inability to renew certain licenses;
●	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
●	Use of foreign suppliers for raw materials and manufacture of our products and the increase of related costs;
●	Failure of our manufacturers to use acceptable ethical business practices;
●	Failure to deliver quality products in a timely manner;
●	Problems with our distribution system and our ability to deliver products;
●	Labor disruptions at port, our suppliers, manufacturers, or distribution facilities;
●	Failure, inadequacy, interruption, or security lapse of our information technology;
●	Failure to compete successfully in a highly competitive and fragmented industry;
●	Challenges integrating any business we have acquired or may acquire;
●	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
●	Loss of certain key personnel which could negatively impact our ability to manage our business;
●	Our stockholders’ rights plan potentially adversely affects existing stockholders; and
●	Risks related to the global economic, political and social conditions.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions, or circumstances on which any forward looking statement is based.

OVERVIEW

We are a provider of men’s sweaters, wovens and knits, and a designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiary, Hampshire Brands. We were established in 1976 and are incorporated in the state of Delaware.

On May 6, 2011, we announced a significant shift in our growth strategy to focus on leveraging Hampshire’s operating platform in the men’s business and active pursuit of strategic opportunities. In connection with this new strategic direction, we sold our women’s businesses, Hampshire Designers and Item-Eyes in separate transactions for a total purchase price of $12.3 million plus inventory before consideration of certain transaction costs and assets and liabilities that were not sold. (See Dispositions of Women’s Businesses)

Our business is comprised of Hampshire Brands and scott james™. We offer sweaters under the licensed names of Geoffrey Beene® and Dockers®, as well as the private labels of our customers. In Fall 2009, in an exclusive arrangement with J. C. Penney Company, Inc. (“JC Penney”), we launched a full sportswear line under the licensed JOE Joseph Abboud® label, which includes sweaters, knits, woven tops, blazers, and a range of men’s bottoms, as well as a tops line under the licensed Alexander Julian Colours® label, which includes sweaters, knits and woven tops. In addition, we introduced our own brand, Spring+Mercer®, for men during 2006, which is a more modern line featuring sweaters and knit and woven tops.  scott james™ is a men’s specialty retailer and wholesale provider of apparel that operates one store, located in Boston, Massachusetts.

Our product mix has a high concentration of sweaters, which causes seasonality in our business as approximately 95% of our 2010 menswear net sales occurred in the third and fourth quarter. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and may require draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

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

We source the manufacture of our product with factories primarily located in Southeast Asia. Our products are subject to price increases, which we try to offset by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers in U.S. dollars.

Disposition of Women’s Businesses
On May 6, 2011, we announced the sale of our women’s businesses in separate transactions to LF USA INC., a subsidiary of Hong Kong-headquartered multinational Li & Fung Limited, and KBL Group International Ltd., for a total purchase price of $12.3 million plus the value of the inventory being sold in the transaction. As part of the agreements, LF USA INC. acquired our Hampshire Designers business, whose brands include Designers Originals®, Mercer Street Studio® and Hampshire Studio®. KBL Group International acquired the Company’s Item-Eyes business, whose brands include Requirements® and RQT®.

As a part of the transactions, we sold the related inventory, as well as customer and production purchase orders and certain other assets.  We estimate that, after transaction costs, the combined proceeds from the purchase price and the sale of inventory for the transactions to be in the range of $15.9 million to $16.4 million.  Further, severance costs resulting from the transactions are estimated to be approximately $0.8 million. In both cases, we retained ownership of our accounts receivable relating to the shipments prior to the closing date.  Excluding production purchase orders, liabilities incurred prior to the sale remain with us.  (See Note 7 - Dispositions and Discontinued Operations to the financial statements)

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended April 2, 2011 and April 3, 2010

Net Sales
Net sales increased by 37.2% to $3.5 million for the three months ended April 2, 2011 compared with $2.6 million for the same period last year. The $0.9 million increase resulted primarily from an increase in average selling prices. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2010
Net sales quarter ended April 3, 2010	$2,559	100.0%
Volume	(31)	(1.2%)
Average net selling prices	983	38.4%
Net sales quarter ended April 2, 2011	$3,511	137.2%

The increase in average selling prices was due primarily to a decrease in customer allowances. The first quarter 2010 included a non-recurring allowance with a particular customer in the amount of $0.5 million. The volume or total menswear units sold was comparable to the same period in the prior year. In addition, average sales price per unit increased from the prior year due to the addition of the scott james™ brand in May 2010, which has a higher price point than Hampshire Brands.

Gross Profit
Gross profit for the three months ended April 2, 2011 was $0.7 million compared with $0.3 million for the same period last year, which reflected an increase in net sales as well as an increase in gross profit percentage, which was 20.8% of net sales for the three months ended April 2, 2011 compared with 9.9% of net sales for the same period last year. The increase in the gross profit percentage was primarily due to a decrease in customer returns and allowances as described above. In addition, cost of goods sold increased 20.6% to $2.8 million for the three months ended April 2, 2011 from $2.3 million for the three months ended April 3, 2010. This increase reflected the higher costs associated with the scott james™ product and rising costs in transportation, labor, and materials. If these costs continue to increase and to the extent they are not offset by higher margin product sales, our gross profit may be adversely affected through the remainder of fiscal 2011.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended April 2, 2011 were $4.3 million compared with $4.1 million for the same period last year. The increase in 2011 as compared to 2010 was primarily due to $0.4 million in transaction costs incurred during the current period. (See Note 7 – Dispositions and Discontinued Operations to the financial statements)

Special Costs
Special costs were higher in the prior period due to activity that led to the resolution of the Audit Committee Investigation in August 2010. The Company did not incur significant expenses associated with the Audit Committee Investigation since that time and does not expect to going forward. (See Note 1 – Basis of Presentation to the financial statements)

Income Taxes
The Company’s provision for income taxes for the quarters ended April 2, 2011 and April 3, 2010 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

The Company evaluates its deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of the Company’s net deferred tax assets due to the weight of significant negative evidence. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.4 million or an effective tax rate of 38.1% due to the losses incurred in the quarter ended April 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.8 million or an effective tax rate of 40.2% due to the losses incurred in the quarter ended April 3, 2010.  (See Note 6 – Taxes to the financial statements)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. Due to the seasonality of the business, borrowing under our revolving credit facility generally may occur during the third and fourth quarters of the year. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

We have a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WCFC”). The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all of our assets and those of our domestic subsidiaries. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

At April 2, 2011, there was less than $0.1 million of outstanding borrowings and approximately $12.5 million outstanding under letters of credit. Borrowing availability was approximately $2.7 million at April 2, 2011 and we had approximately $36.5 million of cash that is not included in the availability calculation.

On May 5, 2011, we entered into a Consent to Certain Asset Sales (the “Consent”) with certain of our subsidiaries and WFCF. Pursuant to the Consent, WFCF, as agent under the Credit Facility consented to the asset sales of Hampshire Designers and Item-Eyes. (See Note 7 – Dispositions and Discontinued Operations to the financial statements)

We believe that cash on hand, borrowings available to us under the Credit Facility, proceeds from the dispositions of the women’s businesses and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2010. See Note 1 – Basis for Presentation to the financial statements regarding Recent Accounting Pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first quarter of fiscal year 2011, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2010, which was filed with the SEC on March 21, 2011, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three months ended April 2, 2011 due to the fact that there were insignificant short-term borrowings on our Credit Facility during the period.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Under the supervision and with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of April 2, 2011. Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES COMMON STOCK, $0.10 PAR VALUE

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 – January 29, 2011	—		$—	—		841,489
January 30, 2011 – February 26, 2011	—		—	—		841,489
February 27, 2011 – April 2, 2011	2,881	(1)	3.62	2,881	(1)	727,936
Total	2,881		$3.62	2,881		727,936

(1)
Represents shares turned in by employees of the Company to cover personal tax obligations on shares of common stock that vested on March 31, 2011. The vested shares were awarded to certain employees under The Hampshire Group, Limited 2009 Stock Incentive Plan, adopted on October 21, 2009 (the “Plan”), which allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock. 727,936 shares that have been granted pursuant to the Plan remain subject to vesting conditions and are outstanding as of April 2, 2011.

Item 5.    Other Information.

On May 11, 2011, the Company and Howard L. Zwilling entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Zwilling agreed to separate from his employment with the Company as the President of the Company’s Women’s Division, effective as of May 6, 2011. As consideration for Mr. Zwilling’s general release of all claims in favor of the Company and its affiliates, Mr. Zwilling will be entitled to receive a cash payment of $0.6 million, payable within ten business days of the effective date of the Separation Agreement.

The description of the Separation Agreement contained herein is qualified in its entirety by reference to the actual Separation Agreement filed herewith.

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

10.1 Separation and Release Agreement, dated as of May 11, 2011, by and between Hampshire Group, Limited and Howard L. Zwilling

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

Hampshire Group, Limited

Date: May 12, 2011	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy L. Walsh
Timothy L. Walsh
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Separation and Release Agreement, dated as of May 11, 2011, by and between Hampshire Group, Limited and Howard L. Zwilling

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002