Form 10-Q
period 2011-07-02
HAMPSHIRE GROUP LTD
filed 2011-08-11
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from U                    U to U                    U

Commission File Number: 000-20201

UHAMPSHIRE GROUP, LIMITEDU
 (Exact name of registrant as specified in its charter)

Delaware	06-0967107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 W. 41st Street, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 840-5666
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §233.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of August 8, 2011: 6,129,479

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended July 2, 2011

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

ii

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	July 2, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$29,378	$33,720
Restricted cash	12,651	2,725
Accounts receivable, net	1,070	13,529
Other receivables	336	679
Inventories, net	16,454	4,128
Other current assets	4,606	2,338
Assets of discontinued operations	6,603	9,528
Total current assets	71,098	66,647
Fixed assets, net	8,720	9,495
Goodwill	—	1,204
Other assets	1,112	1,207
Total assets	$80,930	$78,553

Current liabilities:
Current portion of long-term debt	$36	$36
Accounts payable	10,120	3,210
Accrued expenses and other liabilities	6,456	5,773
Liabilities of discontinued operations	3,029	6,182
Total current liabilities	19,641	15,201
Long-term debt less current portion	24	43
Deferred rent	7,271	7,210
Other long-term liabilities	6,510	6,697
Total liabilities	33,446	29,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at July 2, 2011 and December 31, 2010, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at July 2, 2011 and December 31, 2010, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at July 2, 2011 and December 31, 2010	824	824
Additional paid-in capital	31,522	30,098
Retained earnings	30,669	32,553
Treasury stock, 2,114,305 and 1,914,549 shares at cost at July 2, 2011 and December 31, 2010, respectively	(15,531)	(14,073)
Total stockholders’ equity	47,484	49,402
Total liabilities and stockholders’ equity	$80,930	$78,553

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$3,467	$2,333	$6,978	$4,892
Cost of goods sold	3,494	2,348	6,274	4,653
Gross profit (loss)	(27)	(15)	704	239
Selling, general, and administrative expenses	5,948	3,659	10,225	7,733
Goodwill impairment loss	1,204	—	1,204	—
Special costs	—	3,874	—	4,415
Loss from operations	(7,179)	(7,548)	(10,725)	(11,909)
Other income (expense):
Interest income	—	26	1	44
Interest expense	(108)	(95)	(185)	(166)
Other, net	(13)	(54)	(17)	(80)
Loss from continuing operations before income taxes	(7,300)	(7,671)	(10,926)	(12,111)

Income tax (benefit) provision	(27)	83	42	121
Loss from continuing operations	(7,273)	(7,754)	(10,968)	(12,232)
Income (loss) from discontinued operations, net of taxes	10,386	(85)	9,084	(627)
Net income (loss)	$3,113	$(7,839)	$(1,884)	$(12,859)

Basic income (loss) per share:
Loss from continuing operations	$(1.30)	$(1.40)	$(1.96)	$(2.20)
Income (loss) from discontinued operations, net of taxes	1.85	(0.01)	1.62	(0.12)
Net income (loss)	$0.55	$(1.41)	$(0.34)	$(2.32)

Diluted income (loss) per share:
Loss from continuing operations	$(1.30)	$(1.40)	$(1.96)	$(2.20)
Income (loss) from discontinued operations, net of taxes	1.85	(0.01)	1.62	(0.12)
Net income (loss)	$0.55	$(1.41)	$(0.34)	$(2.32)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,611	5,554	5,582	5,553

Diluted weighted average number of common shares outstanding	5,611	5,554	5,582	5,553

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)	Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2010	8,243,784	$824	$30,098	$32,553	1,914,549	$(14,073)	$49,402
Net loss	—	—	—	(1,884)	—	—	(1,884)
Restricted stock grants	—	—	(734)	—	(100,000)	734	—
Restricted stock forfeitures	—	—	2,183	—	296,875	(2,183)	—
Stock based compensation	—	—	(25)	—	—	—	(25)
Purchase of treasury shares	—	—	—	—	2,881	(9)	(9)
Balance at July 2, 2011	8,243,784	$824	$31,522	$30,669	2,114,305	$(15,531)	$47,484

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net loss	$(1,884)	$(12,859)
Less: Gain (loss) from discontinued operations, net of taxes	9,084	(627)
Loss from continuing operations	(10,968)	(12,232)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,019	1,239
Loss on goodwill impairment	1,204	—
Stock based compensation	(25)	256
Loss on disposal of fixed assets	4	34
Changes in operating assets and liabilities:
Receivables, net	12,802	14,251
Inventories, net	(12,326)	(10,218)
Other assets	(2,266)	209
Liabilities	7,467	6,684
Net cash provided by (used in) continuing operating activities	(3,089)	223
Net cash provided by (used in) discontinued operations	8,856	(624)

Net cash provided by (used in) operating activities	5,767	(401)
Cash flows from investing activities:
Acquisition of a business	—	(1,210)
Capital expenditures	(155)	(98)
Net cash provided by (used in) investing activities	(155)	(1,308)
Cash flows from financing activities:
Increase in restricted cash	(9,926)	—
Proceeds from line of credit	2,276	—
Repayment of line of credit	(2,276)	—
Purchase of treasury stock	(9)	(5)
Repayment of long-term debt	(19)	(21)
Net cash provided by (used in) financing activities	(9,954)	(26)
Net increase (decrease) in cash and cash equivalents	(4,342)	(1,735)
Cash and cash equivalents at beginning of period	33,720	33,365
Cash and cash equivalents at end of period	$29,378	$31,630

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

In May 2011, the Company sold certain assets of its women’s businesses, Hampshire Designers, Inc. (“Hampshire Designers”) and Item-Eyes, Inc. (“Item-Eyes”), in two separate transactions. In accordance with GAAP, the financial position and results from operations for the women’s businesses have been presented as discontinued operations. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. See Note 8 – Dispositions and Discontinued Operations.

The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as disclosed in Note 6 – Commitments and Contingencies.

Special Costs
In 2006, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) commenced an investigation related to members of the Company’s former management (the “Audit Committee Investigation”). The Company reported certain costs as Special Costs including, but not limited to, the costs associated with the Audit Committee Investigation. All litigation related to the Audit Committee Investigation was resolved, and thus, the Company has not incurred significant expenses associated with the Audit Committee Investigation since August 2010 and does not expect to do so going forward.

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

Note 2 – Acquisitions

On June 13, 2011, the Company, RG Merger Sub S.A. (a wholly owned subsidiary of the Company), Rio Garment S. de R.L. (“Rio”), the Rio equity holders, and BGY II, LLC entered into a merger agreement (the “Merger Agreement”) pursuant to which the Company will acquire Rio by way of a merger of Rio with and into RG Merger Sub S.A., (the “Merger”) for an aggregate purchase price equal to the product of (i) three (3) and (ii) “2011 EBITDA” (calculated as net income (or loss) plus the sum of interest expense net of interest income, federal income tax expense, if any, depreciation and amortization, for the 12 months ending December 31, 2011, subject to certain adjustments), adjusted for any working capital deficiency or excess at the closing of the Merger less $2 million that will be contributed to Rio by the Company at the closing for the payment of certain trade payables. The consideration payable by the Company, subject to certain adjustments provided in the Merger Agreement, is 50% in cash and 50% in the Company’s common stock, par value $0.10 per share, such number of shares to be determined by reference to a 90-day weighted average price, but in no event less than $3.50 or greater than $4.00 per share. In no event would the Company be obligated to pay an amount in excess of $23 million.

The Merger Agreement provides that the aggregate purchase price be reduced by Rio’s indebtedness as of the closing date and Rio’s transaction expenses, paid directly by the Company to such debt holders and advisors at closing. In addition to consideration to be paid upon closing, the Company will deposit $3.5 million in cash into an escrow account and hold back and reserve for issuance $6.5 million of shares of the Company’s common stock. Of the cash escrow, $1.75 million will be set aside in escrow for any post-closing purchase price adjustment to be made in respect of working capital, closing indebtedness and transaction expenses; such adjustment is expected to be made within 60 days of closing. The remaining $1.75 million of the cash escrow and $2.75 million of the stock holdback amount will be set aside in escrow or held back, as applicable, for a post-closing purchase price adjustment in respect of any shortfall between actual 2011 EBITDA and 2011 EBITDA as estimated at closing; such adjustment is expected to be made in connection with the completion of the 2011 audit of Rio. The remaining $3.75 million of the stock holdback amount will be held back for potential indemnification claims under the Merger Agreement.

In order to comply with Article 350 of Chapter XI of the Commercial Code of Honduras (“Article 350”), which provides for an expedited process to close a merger in Honduras, the Company transferred $8.1 million of cash into one of its deposit accounts during the second quarter 2011 as security for payment of certain of Rio’s liabilities. As of July 2, 2011, $8.1 million of cash relating to Article 350 was classified as Restricted cash in the unaudited condensed consolidated balance sheet. Upon the consummation of the Merger, such funds will become unrestricted.

In connection with the Merger, the Company incurred approximately $1.1 million of acquisition related costs during the six month period ended July 2, 2011. These costs were recorded in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations.

The Merger is expected to close during the third quarter 2011.

On May 20, 2010, the Company consummated the acquisition of certain assets of S. Kuhlman, LLC and S Kuhlman Wholesale LLC (collectively, “scott james™”) for total consideration of $1.4 million. scott james™ is a men’s specialty retailer and wholesale provider of apparel. scott james™ operates one store and a wholesale business that sells primarily to upscale specialty stores. The Company acquired scott james™ to broaden its customer base, diversify its sales channels and grow its gross margin. See Note 10 – Fair Value Measurements.

Note 3 – Credit Facility

The Company has a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all the domestic assets of the Company and each of its domestic subsidiaries. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

At July 2, 2011, there were no outstanding borrowings and approximately $17.0 million outstanding under letters of credit. Borrowing availability under the Credit Facility was approximately $1.1 million at July 2, 2011 and the Company had approximately $29.4 million of unrestricted cash that was not included in the availability calculation.

On May 5, 2011, the Company entered into a Consent to Certain Asset Sales (the “Consent”) with WFCF. Pursuant to the Consent, WFCF, as agent under the Credit Facility consented to the asset sales of Hampshire Designers and Item-Eyes. See Note 8 – Dispositions and Discontinued Operations.

Note 4 – Inventories

Inventories at July 2, 2011 and December 31, 2010 consisted of the following:

(In thousands)	July 2, 2011	December 31, 2010
Finished goods	$16,172	$3,660
Raw materials and supplies	852	802
Total cost	17,024	4,462
Less: reserves	(570)	(334)
Inventories, net	$16,454	$4,128

Note 5 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended July 2, 2011:
Basic loss from continuing operations	$(7,273)	5,611	$(1.30)

Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(7,273)	5,611	$(1.30)

Three months ended July 3, 2010:
Basic loss from continuing operations	$(7,754)	5,554	$(1.40)

Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(7,754)	5,554	$(1.40)

Six months ended July 2, 2011:
Basic loss from continuing operations	$(10,968)	5,582	$(1.96)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(10,968)	5,582	$(1.96)
Six months ended July 3, 2010:
Basic loss from continuing operations	$(12,232)	5,553	$(2.20)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(12,232)	5,553	$(2.20)

For the three and six-month periods ended July 2, 2011 and July 3, 2010, potentially dilutive shares of 590,500 and 785,250, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 6 - Commitments and Contingencies

In July 2007, the Company entered into a lease (the “New York Lease”) for corporate office space located at 114 West 41st Street, New York, NY 10036 (the “New York Office”). As part of the New York Lease, the landlord agreed to commence and substantially complete major capital improvements to the common areas of the New York Office by June 2008. After June 2008, if the landlord has not made such progress on the capital improvements, the New York Lease provides, among other things, for a reduction in rent by one half, until substantial completion of the capital improvements.

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

On February 23, 2011, the receiver of the New York Office commenced a non-payment proceeding in the Civil Court of the City of New York against the Company.  The receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease.  The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action by Notice of Motion dated June 16, 2011. The motion and subsequent cross-motion by Petitioner were argued before the court on July 18, 2011. No decision has been rendered as of the date hereof.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.

Note 7 – Taxes

The Company’s provision for income taxes for the quarters ended July 2, 2011 and July 3, 2010 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

As of July 2, 2011, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of approximately $5.5 million, including approximately $2.1 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.1 million, including interest and penalties of approximately $0.2 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has U.S. net operating loss carryforwards and has utilized net operating loss carrybacks. Upon examination, one or more of these net operating loss carryforwards or carrybacks may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the weight of significant negative evidence as of July 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $2.9 million or an effective tax rate of 40.2% due to the losses incurred in the quarter ended July 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $3.1 million or an effective tax rate of 40.4% due to the losses incurred in the quarter ended July 3, 2010.

Note 8 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On May 5, 2011, in two separate transactions, the Company sold certain assets of Hampshire Designers for a total purchase price of $12.0 million, plus inventory valued at approximately $2.4 million, and certain assets of Item-Eyes for a total purchase price of $0.3 million, plus inventory valued at approximately $0.8 million, both subject to post closing adjustments to third-party buyers. Inventory in transit, valued at $1.6 million and $0.4 million for Hampshire Designers and Item-Eyes, respectively, was also purchased by each buyer and will be payable upon delivery. As part of the sale transactions, the Company transferred and assigned certain assets, primarily the divisions’ trademark labels, to each respective buyer.

As part of the sale transactions, the Company agreed to provide to each respective buyer certain transitional services for fixed fees and for a limited period of time following closing. In light of the disposition of the women’s businesses, the Company will evaluate the need to record a potentially material non-cash charge for the lease expense associated with any excess leased real estate. Further, in connection with the sale transactions, the Company entered into a separation and release agreement with the president of the Company’s now former women’s division, effective May 6, 2011, that entitled him to separation pay of $0.6 million.

In addition, each buyer assumed outstanding vendor and customer purchase orders and outstanding orders for shipments of goods-in-transit and the Item-Eyes buyer assumed certain open letters of credit. In each case, the Company retained ownership of its accounts receivable relating to the inventory sales made prior to the closing date and accounts payable relating to the inventory sold. The Company recognized a pre-tax gain of $11.2 million on the sale of Hampshire Designers and a pre-tax loss of $0.3 million on the sale of Item-Eyes net of, among other things, severance and transaction related costs. The Company believes its net operating loss carryforwards will offset any tax liability resulting from the net gain. The funds from the sale of assets and the liquidation of the remaining assets are being used to fund operations and other general corporate purposes.

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

The underlying assets and liabilities of the discontinued operations at July 2, 2011 and December 31, 2010 were as follows:

(In thousands)	July 2, 2011	December 31, 2010
Accounts receivable, net	$—	$2,881
Inventories, net	—	4,837
Other receivables	6,596	1,438
Other current assets	7	372
Assets of discontinued operations	$6,603	$9,528

Accounts payable	$559	$5,328
Accrued expenses and other liabilities	2,470	854
Liabilities of discontinued operations	$3,029	$6,182

At July 2, 2011, approximately $5.1 million classified in Other receivables relate to inventory purchased from factories by the Company during the transition period for each respective buyer.

At July 2, 2011 and December 31, 2010, approximately $0.2 million and $0.5 million, respectively, remains accrued in Accrued expenses and other liabilities relating to divisions disposed and discontinued prior to 2010.

The operating results for the discontinued operations for the three and six month periods ended July 2, 2011 and July 3, 2010 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$2,989	$12,419	$16,311	$30,309

Gross profit (loss)	$(497)	$3,644	$(3,303)	$7,628

Gain on sale of discontinued operations	$10,848	$—	$10,848	$—

Income (loss) on discontinued operations before income taxes	$10,386	$(85)	$9,084	$(627)

Income tax provision	$—	$—	$—	$—

Income (loss) from discontinued operations, net of taxes	$10,386	$(85)	$9,084	$(627)

Note 9 – Restructuring Charges

In April 2009, the Company initiated a restructuring and cost reduction plan designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency, and better position itself for the long term. At July 2, 2011, $0.4 million of deferred loss related to certain subleased space is included in Accrued expenses and other liabilities and Other long-term liabilities of the unaudited condensed consolidated balance sheet and is reflected in “Other Costs” in the table below. A reconciliation of the beginning and ending liability balances for restructuring charges is shown below:

	Three Months Ended
	July 2, 2011			July 3, 2010
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$420	$420	$—	$1,103	$1,103
Costs charged to expense	—	—	—	—	—	—
Costs paid or settled	—	(29)	(29)	—	(384)	(384)
End of period	$—	$391	$391	$—	$719	$719

	Six Months Ended
	July 2, 2011			July 3, 2010
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$447	$447	$32	$1,210	$1,242
Costs charged to expense	—	—	—	—	—	—
Costs paid or settled	—	(56)	(56)	(32)	(491)	(523)
End of period	$—	$391	$391	$—	$719	$719

Note 10 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of July 2, 2011, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

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

The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. As of July 2, 2011, the Company determined that based on the operating results of scott jamestm for the first six months of 2011, an indicator of impairment was present. The impairment test involves a comparison of the fair value of its reporting unit as defined under GAAP to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. Based upon present value tests performed during the second quarter, the Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott jamestm.

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

OVERVIEW

We are a provider of men’s sweaters, wovens and knits, and a designer and marketer of branded apparel in the United States. As a holding company, we operate through our wholly-owned subsidiary, Hampshire Brands, Inc. We were established in 1976 and are incorporated in the state of Delaware.

In May 2011, we announced a significant shift in our growth strategy to focus on leveraging our operating platform in the men’s business and actively pursue other strategic opportunities. On May 5, 2011, in connection with this new strategic direction, we sold our women’s businesses, Hampshire Designers and Item-Eyes, in two separate transactions for a total purchase price of $12.3 million plus inventory before consideration of certain transaction costs and assets and liabilities that were not sold. (See Dispositions of Women’s Businesses)

On June 13, 2011, we reached a significant milestone with the execution of an agreement to purchase Rio Garment S. de R.L (“Rio”). The acquisition is expected to be accretive to our 2011 operating results and we believe it will be a major contributor to our drive to achieve profitability and build shareholder value. Founded in 2006, Rio is a Honduras-based apparel manufacturer, designing, sourcing and producing knit tops for retailers and distributors in the United States. We believe the acquisition will provide a significant opportunity to grow our core business into the fast-growing specialty store channel and also allow us to leverage our existing operating platforms to expand Rio’s business into the department and chain store channels. The merger is expected to close during the third quarter 2011. (See Acquisition of Rio)

Our men’s business is comprised of Hampshire Brands and scott james™. We offer sweaters under the licensed names of Geoffrey Beene® and Dockers®, as well as the private labels of our customers. In Fall 2009, in an exclusive arrangement with J. C. Penney Company, Inc. (“JC Penney”), we launched a full sportswear line under the licensed JOE Joseph Abboud® label, which includes sweaters, knits, woven tops, blazers, and a range of men’s bottoms. In addition, we introduced our own brand, Spring+Mercer®, for men during 2006, which is a more modern line featuring sweaters and knit and woven tops. scott james™ is a men’s specialty retailer and wholesale provider of apparel that operates one store, located in Boston, Massachusetts.

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

Acquisition of Rio
On June 13, 2011, we entered into a merger agreement to acquire Rio (the “Merger Agreement”), for an aggregate purchase price in the amount equal to the product of (i) three (3) and (ii) “2011 EBITDA” (calculated as net income (or loss) plus the sum of interest expense net of interest income, federal income tax expense, if any, depreciation and amortization, for the 12 months ending December 31, 2011, subject to certain adjustments), adjusted for any working capital deficiency or excess at the closing of the merger less $2 million that will be contributed to Rio at the closing for the payment of certain trade payables. The consideration payable, subject to certain adjustments provided in the Merger Agreement, is 50% in cash and 50% in our common stock, par value $0.10 per share, such number of shares to be determined by reference to a 90-day weighted average price, but in no event less than $3.50 or greater than $4.00 per share. In no event would we be obligated to pay an amount in excess of $23 million.

In addition to consideration to be paid upon closing, we will deposit $3.5 million in cash into an escrow account and hold back and reserve for issuance $6.5 million of shares of our common stock. Of the cash escrow, $1.75 million will be set aside in escrow for any post-closing purchase price adjustment to be made in respect of working capital, closing indebtedness and transaction expenses; such adjustment is expected to be made within 60 days of closing. The remaining $1.75 million of the cash escrow and $2.75 million of the stock holdback amount will be set aside in escrow or held back, as applicable, for a post-closing purchase price adjustment in respect of any shortfall between actual 2011 EBITDA and 2011 EBITDA as estimated at closing; such adjustment is expected to be made in connection with the completion of the 2011 audit of Rio. The remaining $3.75 million of the stock holdback amount will be held back for potential indemnification claims under the Merger Agreement. The merger is expected to close during the third quarter 2011. (See Note 2 – Acquisitions to the financial statements)

In order to comply with Article 350 of Chapter XI of the Commercial Code of Honduras (“Article 350”), which provides for an expedited process to close a merger in Honduras, the Company transferred $8.1 million of cash into one of its deposit accounts during the second quarter 2011 as security for payment of certain of Rio’s liabilities. As of July 2, 2011, $8.1 million of cash relating to Article 350 was classified as Restricted cash in the unaudited condensed consolidated balance sheet. Upon the consummation of the merger, such funds will become unrestricted.

Disposition of Women’s Businesses
On May 5, 2011, we completed the sale of our women’s businesses in two separate transactions to LF USA Inc., a subsidiary of Hong Kong-headquartered multinational Li & Fung Limited, and KBL Group International Ltd., for a total purchase price of $12.3 million plus the value of the inventory being sold in the transaction. As part of the agreements, LF USA INC. acquired our Hampshire Designers business, whose brands include Designers Originals®, Mercer Street Studio® and Hampshire Studio®. KBL Group International acquired the Company’s Item-Eyes business, whose brands include Requirements® and RQT®.

As a part of the transactions, we sold the related inventory, as well as customer and production purchase orders and certain other assets. Further, severance costs resulting from the transactions were approximately $0.9 million. In both cases, we retained ownership of our accounts receivable relating to the shipments prior to the closing date. Excluding production purchase orders, liabilities incurred prior to the sale remain with us. Net of severance and transaction costs, among other things, we recognized a $10.9 million gain on the sale of the women’s businesses. (See Note 8 – Dispositions and Discontinued Operations to the financial statements)

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended July 2, 2011 and July 3, 2010

Net Sales
Net sales increased by 48.6% to $3.5 million for the three months ended July 2, 2011 compared with $2.3 million for the same period last year. The $1.2 million increase resulted primarily from an increase in average net selling prices and volume. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2010
Net sales quarter ended July 3, 2010	$2,333	100.0%
Volume	758	32.5%
Average net selling prices	376	16.1%
Net sales quarter ended July 2, 2011	$3,467	148.6%

The increase in average net selling prices was due to a significant decrease in customer allowances from 2010 to 2011. The second quarter 2010 included a non-recurring allowance with a particular customer in the amount of $0.6 million. The volume of total menswear units sold increased from the same period last year primarily as a result of the sale of discounted prior season goods. Due to the seasonality of the menswear business, a significant portion of our menswear net sales occur in the third and fourth quarters.

Gross Loss
Gross loss for the three months ended July 2, 2011 and July 3, 2010 was less than $0.1 million, or 0.8% and 0.6% of net sales, respectively. This was due primarily to the significant increase in cost of goods sold due to rising costs in transportation, labor, and materials, which was offset by a decrease in customer allowances in 2011. If the cost of goods sold continue to increase and to the extent it is not offset by higher margin product sales, our gross profit for the menswear business may continue to be adversely affected through the remainder of fiscal 2011.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the three months ended July 2, 2011 increased by 62.6% to $5.9 million compared with $3.7 million for the same period last year. The increase in 2011 as compared to 2010 was due to $1.1 million of overhead costs classified in continuing operations for the current quarter, but were absorbed by the women’s businesses during the second quarter 2010, and now reflected in discontinued operations and $1.0 million in transaction costs relating to the acquisition of Rio that were incurred during the current three month period. (See Acquisition of Rio and Disposition of the Women’s Businesses)

Loss on Goodwill Impairment
Goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting unit as defined under GAAP to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. Based upon tests performed during the second quarter, we recorded an impairment charge of $1.2 million in connection with the goodwill related to scott jamestm. (See Note 10 - Fair Value Measurements to the financial statements)

Special Costs
Special costs were higher in the prior period due to activity that led to the resolution of the Audit Committee Investigation in August 2010. The Company has not incurred significant expenses associated with the Audit Committee Investigation since that time and does not expect to going forward. (See Note 1 – Basis of Presentation to the financial statements)

Income Taxes
The Company’s provision for income taxes for the quarters ended July 2, 2011 and July 3, 2010 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

The Company evaluates its deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of the Company’s net deferred tax assets due to the weight of significant negative evidence. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $2.9 million or an effective tax rate of 40.2% due to the losses incurred in the quarter ended July 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $3.1 million or an effective tax rate of 40.4% due to the losses incurred in the quarter ended July 3, 2010. (See Note 7 – Taxes to the financial statements)

Year to Date Comparison – Six Months Ended July 2, 2011 and July 3, 2010

Net Sales
Net sales increased by $2.1 million to $7.0 million for the six months ended July 2, 2011 compared with $4.9 million for the same period last year. The 42.6% increase resulted primarily from an increase in our average net selling prices due to reduced customer allowances. The reconciliation of net sales is outlined in the table below:

	Year to Date Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2010
Net sales six months ended July 3, 2010	$4,892	100.0%
Volume	7	0.1%
Average net selling prices	2,079	42.5%
Net sales six months ended July 2, 2011	$6,978	142.6%

The first six months of 2010 included non-recurring allowances with a particular customer in the amount of $1.1 million. The volume of total menswear units sold was comparable to the same period in the prior year. In the absence of the non-recurring allowances in 2010, net sales increased due to more favorable customer allowances over the prior year. In addition, the average sales price per unit increased from the prior year partially due to the addition of the scott james™ brand in May 2010, which has a higher price point than Hampshire Brands. Due to the seasonality of the menswear business, a significant portion of our menswear net sales occur in the third and fourth quarters.

Gross Profit
Gross profit for the six months ended July 2, 2011 was $0.7 million compared with $0.2 million for the same period last year, which reflected an increase in net sales as well as an increase in gross profit percentage, which was 10.1% of net sales for the six months ended July 2, 2011 compared with 4.9% of net sales for the same period last year. The increase in the gross profit percentage was primarily due to a decrease in customer returns and allowances as described above. In addition, cost of goods sold increased 34.8% to $6.3 million for the six months ended July 2, 2011 from $4.7 million for the six months ended July 3, 2010. This increase reflected the higher costs and lack of profitable margin support associated with the scott james™ product and rising costs in transportation, labor, and materials. If these costs continue to increase and to the extent it is not offset by higher margin product sales, our gross profit for the menswear business may be adversely affected through the remainder of 2011.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by 32.2% to $10.2 million for the six months ended July 2, 2011 compared with $7.7 million for the same period last year. The increase in 2011 as compared to 2010 was due to $1.1 million of overhead costs classified in continuing operations for the current period, but were absorbed by the women’s businesses during the six month period ending July 3, 2010, reflected in discontinued operations and $1.1 million in transaction costs relating to the acquisition of Rio that were incurred during the current period. (See Disposition of the Women’s Businesses and Acquisition of Rio)

Income Taxes
The Company’s provision for income taxes for the six months ended July 2, 2011 and July 3, 2010 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

The Company evaluates its deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of the Company’s net deferred tax assets due to the weight of significant negative evidence. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $4.3 million or an effective tax rate of 39.5% due to the losses incurred in the six months ended July 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $4.9 million or an effective tax rate of 40.5% due to the losses incurred in the six months ended July 3, 2010.  (See Note 7 – Taxes to the financial statements)

LIQUIDITY AND CAPITAL RESOURCES

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

At July 2, 2011, there were no outstanding borrowings and approximately $17.0 million of outstanding letters of credit. Borrowing availability under the Credit Facility was approximately $1.1 million at July 2, 2011 and we had approximately $29.4 million of unrestricted cash that was not included in the availability calculation.

On May 5, 2011, we entered into a Consent to Certain Asset Sales (the “Consent”) with WFCF. Pursuant to the Consent, WFCF, as agent under the Credit Facility consented to the asset sales of Hampshire Designers and Item-Eyes. (See Note 8 – Dispositions and Discontinued Operations to the financial statements)

Restricted cash increased by approximately $9.9 million during the six months ended July 2, 2011. This was primarily due to the deposit of $8.1 million into a separate account classified as restricted cash during the second quarter 2011 in connection with the acquisition of Rio. Additionally, $3.5 million was restricted to collateralize letters of credit in accordance with our Credit Facility, which was offset by $1.7 million of cash released from our previous bank. As we move into the second half of 2011, our needs for restricted cash are expected to significantly decline.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first six months of fiscal year 2011, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2010, which was filed with the SEC on March 21, 2011, and amended on April 14, 2011, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three and six-month periods ended July 2, 2011 due to the fact that there were insignificant short-term borrowings on our Credit Facility during the period.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of July 2, 2011. Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2011.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of litigation and certain related matters, please see Note 6 of Part I, Item 1, entitled Commitments and Contingencies.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES COMMON STOCK, $0.10 PAR VALUE

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2011 – April 30, 2011	—	$—	—	727,936
May 1, 2011 – May 28, 2011	—	—	—	621,875	(1)
May 29, 2011 – July 2, 2011	—	—	—	621,875
Total	—	—	—	621,875

(1)
521,875 shares that have been granted to certain employees under The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Plan”) are outstanding as of July 2, 2011 and remain subject to vesting conditions. 100,000 shares were granted separate from the Plan during the quarter ended July 2, 2011 that are subject to time-vesting conditions and outstanding as of July 2, 2011.

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

31.1 Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101     The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 2, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the quarter and six months ended July 2, 2011 and July 3, 2010; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended July 2, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**      XBRL information hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: August 10, 2011	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy L. Walsh
Timothy L. Walsh
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 2, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the quarter and six months ended July 2, 2011 and July 3, 2010; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended July 2, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**      XBRL information hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.