Form 10-K/A
period 2010-12-31
HAMPSHIRE GROUP LTD
filed 2011-10-26
CIK 887150

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock outstanding as of October 24, 2011:  7,126,987

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the fiscal year ended December 31, 2010, filed by the Company on March 21, 2011 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A, filed by the Company on April 14, 2011 ( “Amendment No. 1”).  We are filing this Amendment solely for the following reasons:

(i)
To include, as Exhibit 10.40 to this Amendment, a revised copy of the Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., and Scott James, LLC and Wells Fargo Capital Finance, LLC, as agent and lender (the “Credit Agreement”). The copy of the Credit Agreement filed with the Original Filing omitted certain portions of the agreement pursuant to a request for confidential treatment. In response to comments from the staff of the Securities and Exchange Commission (the “SEC”) on the request for confidential treatment, we are filing the revised copy to include certain of the previously omitted portions.

(ii)
To include, as Exhibit 10.48 to this Amendment, a revised copy of the Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009 (the “Plan”). The copy of the Plan filed with the Original Filing omitted certain portions of the agreement pursuant to a request for confidential treatment. In response to comments from the staff of the SEC on the request for confidential treatment, we are filing the revised copy to include certain of the previously omitted portions.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 15(a)(3) of our Original Filing and of Amendment No. 1 has been amended and restated in its entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing or Amendment No. 1. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing and Amendment No. 1.

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

10.40+
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

10.48*+	Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009

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

10.51
Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Janice E. Page. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011)

10.52
Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Robert C. Siegel. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011)

10.53
Indemnification Agreement, dated April 13, 2011, between Hampshire Group, Limited and Timothy L. Walsh. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011)

10.54
Employment Agreement, dated as of October 12, 2010, by and between Hampshire Group, Limited and Eric G. Prengel. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011)

10.55
Letter Agreement, dated July 16, 2009 by and between Howard L. Zwilling and Hampshire Group, Limited. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on April 14, 2011)

11.0
Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated by reference to Note 15 to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

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

Hampshire Group, Limited

Date: October 25, 2011	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on October 25, 2011.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Heath L. Golden	President and Chief Executive Officer
Heath L. Golden	(principal executive officer)

/s/ Maura M. Langley	Chief Financial Officer
Maura M. Langley	(principal financial officer and principal accounting officer)

/s/ Robert C. Siegel	Director
Robert C. Siegel

/s/ Hebert Elish	Director
Herbert Elish

/s/ Richard A. Mandell	Director
Richard A. Mandell

/s/ Paul M. Buxbaum	Director
Paul M. Buxbaum

/s/ Benjamin C. Yogel	Director
Benjamin C. Yogel

EXHIBIT INDEX

10.40 *
Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., and Scott James, LLC and Wells Fargo Capital Finance, LLC, as agent and lender.

10.48 *	Hampshire Group, Limited Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested for the omitted portions of the exhibit.