Form 10-Q
period 2011-10-01
HAMPSHIRE GROUP LTD
filed 2011-11-15
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §233.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 7, 2011: 7,126,987

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended October 1, 2011

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

ii

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	October 1, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$5,330	$33,720
Restricted cash	1	2,725
Accounts receivable, net	24,337	13,529
Other receivables	1,133	679
Inventories, net	30,689	4,128
Other current assets	2,798	2,338
Assets of discontinued operations	1,849	9,528
Total current assets	66,137	66,647
Fixed assets, net	9,535	9,495
Intangible assets, net	16,551	—
Goodwill	2,270	1,204
Other assets	3,044	1,207
Total assets	$97,537	$78,553

Current liabilities:
Current portion of long-term debt	$36	$36
Accounts payable	14,163	3,210
Accrued expenses and other liabilities	12,140	5,773
Liabilities of discontinued operations	4,409	6,182
Total current liabilities	30,748	15,201
Long-term debt less current portion	14	43
Deferred rent	7,297	7,210
Other long-term liabilities	10,970	6,697
Total liabilities	49,029	29,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at October 1, 2011 and December 31, 2010, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at October 1, 2011 and December 31, 2010, respectively; none issued	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 8,243,784 shares issued at October 1, 2011 and December 31, 2010	824	824
Additional paid-in capital	27,037	30,098
Retained earnings	28,845	32,553
Treasury stock, 1,116,796 and 1,914,549 shares at cost at October 1, 2011 and December 31, 2010, respectively	(8,198)	(14,073)
Total stockholders’ equity	48,508	49,402
Total liabilities and stockholders’ equity	$97,537	$78,553

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$33,492	$27,335	$40,470	$32,227
Cost of goods sold	27,853	21,169	34,127	25,822
Gross profit	5,639	6,166	6,343	6,405
Selling, general, and administrative expenses	8,726	4,907	18,951	12,640
Goodwill impairment loss	—	—	1,204	—
Special costs	—	65	—	4,480
Income (loss) from operations	(3,087)	1,194	(13,812)	(10,715)
Other income (expense):
Interest income	4	24	5	68
Interest expense	(135)	(92)	(320)	(256)
Other, net	(16)	(28)	(34)	(108)
Income (loss) from continuing operations before income Taxes	(3,234)	1,098	(14,161)	(11,011)
Income tax benefit	(1,056)	(2,295)	(1,013)	(2,173)
Income (loss) from continuing operations	(2,178)	3,393	(13,148)	(8,838)
Income (loss) from discontinued operations, net of taxes	356	(96)	9,440	(724)
Net income (loss)	$(1,822)	$3,297	$(3,708)	$(9,562)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.36)	$0.61	$(2.28)	$(1.59)
Income (loss) from discontinued operations, net of taxes	0.06	(0.02)	1.64	(0.13)
Net income (loss)	$(0.30)	$0.59	$(0.64)	$(1.72)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.36)	$0.61	$(2.28)	$(1.59)
Income (loss) from discontinued operations, net of taxes	0.06	(0.02)	1.64	(0.13)
Net income (loss)	$(0.30)	$0.59	$(0.64)	$(1.72)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	6,076	5,556	5,756	5,554
Diluted weighted average number of common shares outstanding	6,076	5,556	5,756	5,554

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Stockholders’ Equity
Balance at December 31, 2010	8,243,784	$824	$30,098	$32,553	1,914,549	$(14,073)	$49,402
Net loss	-	-	-	(3,708)	-	-	(3,708)
Restricted stock grants	-	-	(1,102)	-	(150,000)	1,102	-
Restricted stock forfeitures	-	-	2,326	-	316,375	(2,326)	-
Issuance of treasury stock for acquisition	-	-	(4,512)	-	(967,009)	7,108	2,596
Stock based compensation	-	-	227	-	-	-	227
Purchase of treasury shares	-	-	-	-	2,881	(9)	(9)
Balance at October 1, 2011	8,243,784	$824	$27,037	$28,845	1,116,796	$(8,198)	$48,508

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net loss	$(3,708)	$(9,562)
Less: Gain (loss) from discontinued operations, net of taxes	9,440	(724)
Loss from continuing operations	(13,148)	(8,838)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,650	1,858
Loss on goodwill impairment	1,204	—
Stock based compensation	227	363
Loss on disposal of fixed assets	4	34
Changes in operating assets and liabilities:
Receivables, net	(9,366)	(9,965)
Inventories, net	(14,640)	(12,805)
Other assets	411	(163)
Liabilities	(400)	7,927
Net cash provided by (used in) continuing operating activities	(34,058)	(21,589)
Net cash provided by (used in) discontinued operations	15,346	(8,634)
Net cash provided by (used in) operating activities	(18,712)	(30,223)
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(12,169)	(1,210)
Capital expenditures	(195)	(139)
Net cash provided by (used in) investing activities	(12,364)	(1,349)
Cash flows from financing activities:
Decrease in restricted cash	2,724	—
Proceeds from line of credit	13,017	—
Repayment of line of credit	(13,017)	—
Purchase of treasury stock	(9)	(5)
Capitalized credit facility costs	—	(183)
Repayment of long-term debt	(29)	(30)
Net cash provided by (used in) financing activities	2,686	(218)
Net increase (decrease) in cash and cash equivalents	(28,390)	(31,790)
Cash and cash equivalents at beginning of period	33,720	33,365
Cash and cash equivalents at end of period	$5,330	$1,575

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

In May 2011, the Company sold certain assets of its women’s businesses, Hampshire Designers, Inc. (“Hampshire Designers”) and Item-Eyes, Inc. (“Item-Eyes”), in two separate transactions. In accordance with GAAP, the financial position and results from operations for the women’s businesses have been presented as discontinued operations. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Continuing operations presented for the three and nine-month periods ended October 1, 2011 consists of wholly-owned subsidiaries, Hampshire Brands, Inc and Rio Garment S.A. (“Rio”). See Note 2 – Acquisitions and Note 8 – Dispositions and Discontinued Operations.

The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as disclosed in Note 6 – Commitments and Contingencies and the amendment to the Company’s Certificate of Incorporation filed October 18, 2011 to increase the authorized shares of the Company's common stock from 10,000,000 to 13,333,333.

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

Accounting Standard Updates
The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2011:

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, an entity is required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-08 will be effective for the Company’s fiscal year ending December 31, 2012 and the Company is currently evaluating the impact, if any, to the Company’s consolidated financial statements.

Note 2 – Acquisitions

On August 25, 2011, pursuant to a merger agreement, dated June 13, 2011 as amended (the “Merger Agreement”) by and among the Company, RG Merger Sub S.A. (a wholly owned subsidiary of the Company), Rio Garment S. de R.L. (“Rio”), the Rio equity holders, and BGY II, LLC, the Company completed its acquisition of Rio by way of a merger of Rio with and into RG Merger Sub S.A., (the “Merger”) for an aggregate purchase price of up to $21.4 million. Upon closing, pursuant to the Merger Agreement, the Company paid to the Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Approximately $0.5 million due from escrow relating to a purchase price adjustment is recorded in Other receivables as of October 1, 2011. Additionally, the Company issued to the Rio equity holders an aggregate of $2.6 million in Hampshire common stock, par value $0.10 (“Hampshire Common Stock”) (967,009 shares valued at a 90-day volume-weighted average price per share) and held back an additional $6.5 million of Hampshire Common Stock (1,781,798 shares) for potential post-closing purchase price adjustments and indemnification claims. The Company also paid in cash certain liabilities of Rio totaling approximately $5.9 million. The Company financed the cash portion of the acquisition with cash-on-hand.

The Company acquired Rio to diversify its distribution channels with the vertical specialty stores and improve its profitability and growth potential. The preliminary allocation of the purchase price used below is based upon preliminary estimates. These preliminary estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuations of the net tangible and intangible assets acquired in connection with our acquisition of Rio. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	August 25, 2011
Purchase price at acquisition date	$14,948
Additional installment of purchase price	6,500
Total	$21,448
Assets
Cash	$183
Accounts receivable	1,896
Inventories	11,921
Other current assets	872
Fixed assets	1,230
Indemnification asset	1,950
Goodwill	2,270
Intangible assets	16,681
Other assets	25
Total assets acquired	$37,028

Liabilities
Accounts payable	$9,098
Accrued expenses and other liabilities	6,482
Total liabilities assumed	$15,580

Purchase price (net assets acquired)	$21,448

Of the intangible assets, $16.4 million represents customer relationships that are being amortized over 7 to 11 years. The Company recognized approximately $2.3 million of goodwill in the acquisition based on the enhancement of the Company’s creative design and retail industry and sourcing relationships through the acquired employees and the resulting cross-selling opportunities for the Company divisions. The Company expects the entire amount of goodwill to be deductible for tax purposes. In addition, the Company recorded an indemnification asset in the amount of $2.0 million in relation to certain tax obligations that were assumed by the Company upon the acquisition.

The additional installment of purchase price includes contingent consideration in the amount of approximately $6.5 million to be paid to the sellers based on post-closing purchase price adjustments in accordance with the Merger Agreement. The contingent consideration is in the form of an earn-out based on the performance of Rio during 2011 and an indemnification period. If the performance target is met, then approximately $1.8 million in cash already paid to escrow will be released to the sellers and $2.8 million in the Company’s common stock will be paid to the sellers. Also, approximately $3.7 million of the Company’s common stock is expected to be paid to the sellers at the conclusion of the indemnification period eighteen months from the acquisition date. The recorded value of the contingent consideration approximates fair value as of October 1, 2011.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and Rio, on a pro forma basis, as though the Merger had occurred as of the first date of the twelve months ended December 31, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the three and nine months ended October 1, 2011 and October 2, 2010 combines the historical results for the Company and the historical results for Rio for the three and nine months ended October 1, 2011 and October 2, 2010.

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$41,312	$41,938	$76,442	$71,508
Net income (loss) from continuing operations	$(2,751)	$4,108	$(11,449)	$(7,080)
Basic income (loss) per share	$(0.39)	$0.55	$(1.71)	$(1.06)
Diluted income (loss) per share	$(0.39)	$0.55	$(1.71)	$(1.06)
Basic weighted average number of common shares outstanding	7,127	7,439	6,708	6,654
Diluted weighted average number of common shares outstanding	7,127	7,439	6,708	6,654

The Company is preparing Rio's audited financial statements for the fiscal year ended December 31, 2010, unaudited financial statements for the nine month periods ended October 1, 2011 and October 2, 2010 and unaudited pro forma financial information for the nine month periods ended October 1, 2011 and October 2, 2010, as required by Item 9.01(a) and Item 9.01(b) of Form 8-K, and will disclose such information promptly upon completion on an amendment to its Form 8-K, which was filed with the SEC on August 30, 2011.

In connection with the Merger, the Company incurred approximately $0.7 million and $1.7 million of acquisition related costs during the three and nine month periods ended October 1, 2011, respectively. These costs were recorded in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations. The Company's results of operations for the period ended October 1, 2011 include approximately $5.4 million attributable to the net sales of Rio since August 25, 2011, the date of the Merger.

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

Note 3 – Credit Facility

The Company has a $50.0 million asset based revolving credit facility (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). The Credit Facility has a term of four years, matures on October 28, 2014 and is secured by substantially all the domestic assets of the Company and each of its domestic subsidiaries. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

At October 1, 2011, there were no outstanding borrowings and approximately $6.3 million outstanding under letters of credit. Borrowing availability under the Credit Facility was approximately $19.1 million at October 1, 2011 and the Company had approximately $5.3 million of unrestricted cash that was not included in the availability calculation.

On August 15, 2011, the Company entered into a First Amendment to Credit Agreement and Consent (the “Amendment and Consent”) with WFCF. Pursuant to the Consent, WFCF, as agent under the Credit Facility consented to the Merger and also waived certain defaults that would otherwise have arisen under the Credit Facility as a result of the Merger. The Amendment and Consent also provides that upon satisfaction of certain conditions, certain provisions of the Credit Facility will be amended to permit, among other things, the financing of the operations by means of loans, advances or other cash investments, the purchase of accounts receivable and inclusion of such purchased receivables in the calculation of the borrowing base under the Credit Facility, certain transactions with affiliates and the existence of certain indebtedness and liens on the property of the acquired company that are not expected to be paid in full or terminated and released in connection with the Merger.

Note 4 – Inventories

Inventories at October 1, 2011 and December 31, 2010 consisted of the following:

(In thousands)	October 1, 2011	December 31, 2010
Raw materials and supplies	$5,523	$802
Work in process	2,952	—
Finished goods	23,406	3,660
Total cost	31,881	4,462
Less: reserves	(1,192)	(334)
Inventories, net	$30,689	$4,128

Note 5 – Income (Loss) Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (income (loss) from continuing operations) and the denominator (shares) for the computation of basic and diluted income (loss) from continuing operations per share:

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended October 1, 2011:
Basic loss from continuing operations	$(2,178)	6,076	$(0.36)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(2,178)	6,076	$(0.36)
Three months ended October 2, 2010:
Basic income from continuing operations	$3,393	5,556	$0.61
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Diluted income from continuing operations	$3,393	5,556	$0.61

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Nine months ended October 1, 2011:
Basic loss from continuing operations	$(13,148)	5,756	$(2.28)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(13,148)	5,756	$(2.28)
Nine months ended October 2, 2010:
Basic loss from continuing operations	$(8,838)	5,554	$(1.59)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(8,838)	5,554	$(1.59)

For the periods ended October 1, 2011 and October 2, 2010, potentially dilutive shares of 572,500 and 695,250, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the landlord of the New York Office; (i) for a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. An oral argument is scheduled for November 17, 2011.

On February 23, 2011, the receiver of the New York Office commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action by Notice of Motion dated June 16, 2011. The motion and subsequent cross-motion by Petitioner were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.

Note 7 – Taxes

The Company’s income tax benefits for the quarters ended October 1, 2011 and October 2, 2010 are due mostly to the recognition of tax benefits associated with the expiration of certain statutes of limitations.

As of October 1, 2011, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of approximately $4.5 million, including approximately $2.0 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.1 million, including interest and penalties of approximately $0.1 million, due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitations within the next twelve months. The Company currently has U.S. net operating loss carryforwards and has utilized net operating loss carrybacks. Upon examination, one or more of these net operating loss carryforwards or carrybacks may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the presence of significant negative evidence as of October 1, 2011. In addition, the Company acquired a subsidiary operating under a Honduran tax free regime during the quarter ended October 1, 2011. Excluding the valuation allowances on net deferred tax assets and the tax effect of the Honduran tax free regime, the Company would have recognized a tax benefit from continuing operations of $2.2 million or an effective tax rate of 69.2% due to the expiration of certain statutes of limitations and losses incurred in the quarter ended October 1, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $0.5 million or an effective tax rate of -45.3% due to the expiration of certain statutes of limitations offset by tax on income in the quarter ended October 2, 2010.  Excluding the valuation allowances on net deferred tax assets and the tax effect of the Honduran tax free regime, we would have recognized a tax benefit from continuing operations of $6.6 million or an effective tax rate of 46.3% due to the expiration of certain statutes of limitations and losses incurred in the nine months ended October 1, 2011.  Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $5.4 million or an effective tax rate of 49.0% due to the expiration of certain statutes of limitations and losses incurred in the nine months ended October 2, 2010.

Note 8 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines, and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On May 5, 2011, in two separate transactions, the Company sold certain assets of Hampshire Designers for a total purchase price of $12.0 million, plus inventory valued at approximately $2.4 million, and certain assets of Item-Eyes for a total purchase price of $0.3 million, plus inventory valued at approximately $0.8 million, both subject to post closing adjustments, to third-party buyers. Inventory in transit, valued at $1.6 million and $0.4 million for Hampshire Designers and Item-Eyes, respectively, was also purchased by each buyer and was payable upon delivery. As part of the sale transactions, the Company transferred and assigned certain assets, primarily the divisions’ trademark labels, to each respective buyer.

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

The underlying assets and liabilities of the discontinued operations at October 1, 2011 and December 31, 2010 were as follows:

(In thousands)	October 1, 2011	December 31, 2010
Accounts receivable, net	$—	$2,881
Inventories, net	—	4,837
Other receivables	1,835	1,438
Other current assets	14	372
Assets of discontinued operations	$1,849	$9,528

Accounts payable	$1,614	$5,328
Accrued expenses and other liabilities	2,795	854
Liabilities of discontinued operations	$4,409	$6,182

At October 1, 2011 and December 31, 2010, approximately $0.2 million and $0.5 million, respectively, remains accrued in Accrued expenses and other liabilities in the table above relating to divisions disposed and discontinued prior to 2010.

The operating results for the discontinued operations for the three and nine-month periods ended October 1, 2011 and October 2, 2010 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$—	$25,404	$16,311	$55,714

Gross loss	$—	$(4,416)	$(3,316)	$(12,044)

Gain on sale of discontinued operations	$—	$—	$10,848	$—

Income (loss) on discontinued operations before income taxes	$356	$(96)	$9,440	$(724)
Income tax provision	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$356	$(96)	$9,440	(724)

Note 9 – Restructuring Charges

In April 2009, the Company initiated a restructuring and cost reduction plan designed to significantly reduce its fixed cost structure, improve its return on invested capital, increase its operating efficiency, and better position itself for the long term. At October 1, 2011, $0.4 million of deferred loss related to certain subleased space is included in Accrued expenses and other liabilities and Other long-term liabilities of the unaudited condensed consolidated balance sheet and is reflected in “Other Costs” in the table below. A reconciliation of the beginning and ending liability balances for restructuring charges is shown below:

	Three Months Ended
	October 1, 2011			October 2, 2010
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$391	$391	$—	$719	$719
Costs charged to expense	—	—	—	—	—	—
Costs paid or settled	—	(27)	(27)	—	(144)	(144
End of period	$—	$364	$364	$—	$575	$575

	Nine Months Ended
	October 1, 2011			October 2, 2010
	Personnel	Other		Personnel	Other
(In thousands)	Reductions	Costs	Total	Reductions	Costs	Total
Beginning of period	$—	$447	$447	$32	$1,210	$1,242
Costs charged to expense	—	—	—	—	—	—
Costs paid or settled	—	(83)	(83)	(32)	(635)	(667)
End of period	$—	$364	$364	$—	$575	$575

Note 10 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of October 1, 2011, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

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

The Company’s goodwill is tested for impairment at least on an annual basis and otherwise when warranted. During the second quarter of 2011, the Company determined that based on the operating results of scott james™, an indicator of impairment was present. The impairment test involves a comparison of the fair value of its reporting unit as defined under GAAP to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. Based upon present value tests performed, the Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james™.

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

OVERVIEW

We are a provider of fashion apparel with a position in men’s sweaters, woven and knit categories. We design, manufacture and market branded apparel across a variety of owned, proprietary and licensed brands in the United States. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc and Rio Garment S.A. (“Rio”). We were established in 1976 and are incorporated in the state of Delaware.

In May 2011, we announced a significant shift in our growth strategy to focus on leveraging our operating platform in the men’s business and actively pursue other strategic opportunities. On May 5, 2011, in connection with this new strategic direction, we sold our women’s businesses, Hampshire Designers and Item-Eyes, in two separate transactions for a total purchase price of $12.3 million plus inventory before consideration of certain transaction costs and assets and liabilities that were not sold. (See Dispositions of Women’s Businesses)

On August 25, 2011, we reached a significant milestone with the acquisition of Rio. The acquisition is expected to be accretive to our 2011 operating results and we believe it will be a major contributor to our drive to achieve profitability and build shareholder value. Founded in 2006, Rio is a Honduras-based apparel manufacturer, designing, sourcing and producing knit tops for retailers and distributors in the United States. We believe the acquisition will provide a significant opportunity to grow our core business into the fast-growing specialty store channel and also allow us to leverage our existing operating platforms to expand Rio’s business into the department and chain store channels. (See Acquisition of Rio)

Our men’s business is comprised of Hampshire Brands and scott james™. We offer sweaters under the licensed names of Geoffrey Beene® and Dockers®, as well as the private labels of our customers. In Fall 2009, in an exclusive arrangement with J. C. Penney Company, Inc. (“JC Penney”), we launched a full sportswear line under the licensed JOE Joseph Abboud® label, which includes sweaters, knits, woven tops, blazers and a range of men’s bottoms. In addition, we introduced our own brand, Spring+Mercer®, for men during 2006, which is a more modern line featuring sweaters and knit and woven tops. scott james™ is a men’s specialty retailer and wholesale provider of apparel that operates one store, located in Boston, Massachusetts.

Our product mix has historically included a high concentration of sweaters, which causes seasonality in our business as approximately 95% of our 2010 menswear net sales occurred in the third and fourth quarter. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and may require draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters. Going forward, this seasonality is expected to level off as the acquisition of Rio has expanded the product mix and is expected to reduce seasonality for the Company.

Our products, both branded and private label, are marketed in the moderate and better markets through multiple channels of distribution, including national and regional department and chain stores. Our menswear division sources its product with what we believe are quality manufacturers, primarily located in Southeast Asia. Keynote Services, Limited, our subsidiary based in China, assists with our sourcing needs and provides quality control. Rio manufactures its product in Honduras.

Our products are subject to price increases, which we try to offset by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We purchase our products from international suppliers in U.S. dollars.

Acquisition of Rio
On August 25, 2011, we acquired Rio by way of a merger for an aggregate purchase price of up to $21.4 million (the “Merger”). Upon closing, we paid to the Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain adjustments. Approximately $0.5 million due from escrow relating to a purchase price adjustment is recorded in Other receivables as of October 1, 2011. Additionally, we issued to the Rio equity holders, an aggregate of $2.6 million in Hampshire common stock, par value, $0.10 (“Hampshire Common Stock”) (967,009 shares) and held back an additional $6.5 million of Hampshire Common Stock (1,781,798 shares) for potential post-closing purchase price adjustments and indemnification claims. We also paid in cash certain liabilities of Rio totaling approximately $5.9 million. We financed the cash portion of the acquisition with cash-on-hand. (See Note 2 – Acquisitions to the financial statements)

Disposition of Women’s Businesses
On May 5, 2011, we completed the sale of our women’s businesses in two separate transactions to LF USA Inc., a subsidiary of Hong Kong-headquartered multinational Li & Fung Limited, and KBL Group International Ltd., for a total purchase price of $12.3 million plus the value of the inventory being sold in the transaction. As part of the agreements, LF USA Inc. acquired our Hampshire Designers business, whose brands include Designers Originals®, Mercer Street Studio® and Hampshire Studio®. KBL Group International Ltd. acquired our Item-Eyes business, whose brands include Requirements® and RQT®.

As a part of the transactions, we sold the related inventory, as well as customer and production purchase orders and certain other assets. Further, severance costs resulting from the transactions were approximately $0.9 million. In both cases, we retained ownership of our accounts receivable relating to the shipments prior to the closing date. Excluding production purchase orders, liabilities incurred prior to the sale remained with us. Net of severance and transaction costs, among other things, we recognized a $10.9 million gain on the sale of the women’s businesses. (See Note 8 – Dispositions and Discontinued Operations to the financial statements)

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended October 1, 2011 and October 2, 2010

Net Sales
Net sales increased by 22.5% to $33.5 million for the three months ended October 1, 2011 compared with $27.3 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2010
Net sales quarter ended October 2, 2010	$27,335	100.0%
Volume	12,947	47.4%
Average net selling prices	(6,790)	(24.9)%
Net sales quarter ended October 1, 2011	$33,492	122.5%

The $6.2 million increase in net sales over the same period last year was due to the inclusion of Rio’s net sales of $5.4 million from August 25, 2011 to October 1, 2011. Rio sells a higher volume of units at a lower price point than Hampshire Brands. Hampshire Brands sold less units, but at a higher price per unit and therefore, its net sales remained comparable to the prior year period. Due to the seasonality of Hampshire Brands, a significant portion of our net sales occur in the third and fourth quarters. We do not expect Rio to experience high levels of seasonality.

Gross Profit
Gross profit for the three months ended October 1, 2011 was $5.6 million compared with $6.2 million for the same period last year, which reflected an increase in cost of goods sold due to rising costs in transportation, labor and materials, which was offset by the inclusion of Rio’s gross profit and a decrease in customer allowances in 2011. If the cost of goods sold continues to increase and to the extent it is not offset by higher margin product sales, our gross profit may continue to be adversely affected through the remainder of fiscal 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 1, 2011 increased by 77.8% to $8.7 million compared with $4.9 million for the same period last year. This increase is primarily the result of $1.7 million of overhead costs for the current quarter that were absorbed by the women’s division during the third quarter 2010 and are now reflected in discontinued operations, professional expense increased by $0.5 million due to increased legal and consulting fees from the prior year period and $0.7 million in transaction costs were incurred relating to the acquisition of Rio. In addition, Rio’s selling, general and administrative expense from August 25, 2011 to October 1, 2011 was $0.7 million. (See Acquisition of Rio and Disposition of the Women’s Businesses)

Special Costs
Special costs were higher in the prior period due to activity that led to the resolution of the Audit Committee Investigation in August 2010. The Company has not incurred significant expenses associated with the Audit Committee Investigation since that time and does not expect to going forward. (See Note 1 – Basis of Presentation to the financial statements)

Income Taxes
Our income tax benefits for the quarters ended October 1, 2011 and October 2, 2010 are due mostly to the recognition of tax benefits associated with the expiration of certain statutes of limitations.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the presence of significant negative evidence. In addition, we acquired a subsidiary operating under a Honduran tax free regime during the quarter ended October 1, 2011. Excluding the valuation allowances on net deferred tax assets and the tax effect of the Honduran tax free regime, we would have recognized a tax benefit from continuing operations of $2.2 million or an effective tax rate of 69.2% due to the expiration of certain statutes of limitations and losses incurred in the quarter ended October 1, 2011. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $0.5 million or an effective tax rate of -45.3% due to the expiration of certain statutes of limitations offset by tax on income in the quarter ended October 2, 2010. (See Note 7 – Taxes to the financial statements)

Year to Date Comparison – Nine Months Ended October 1, 2011 and October 2, 2010

Net Sales
Net sales increased by $8.2 million to $40.5 million for the nine months ended October 1, 2011 compared with $32.2 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Year to Date Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2010
Net sales nine months ended October 2, 2010	$32,227	100.0%
Volume	12,140	37.7%
Average net selling prices	(3,897)	(12.1)%
Net sales nine months ended October 1, 2011	$40,470	125.6%

The 25.6% increase in net sales over the same period last year was primarily due to the inclusion of Rio’s $5.4 million in net sales from August 25, 2011 to October 1, 2011. Rio sells a higher volume of units at a lower price point than Hampshire Brands. Hampshire Brands sold less units, but at a higher price per unit resulting in a $2.9 million increase in net sales from the prior year period. Due to the seasonality of Hampshire Brands, a significant portion of our net sales occur in the third and fourth quarters. Rio does not experience high levels of seasonality.

Gross Profit
Gross profit of $6.3 million for the nine months ended October 1, 2011 remained comparable to $6.4 million for the same period in the prior year. The slight decrease reflects gross profit earned by Rio since the acquisition on August 25, 2011 offset by a slight decrease in gross profit earned by menswear. The gross profit percentage of 15.7% of net sales for the nine months ended October 1, 2011 compared with 19.9% of net sales for the same period last year reflects an increase in cost of goods sold for the menswear division and an increase in off-price sales associated with the scott james™ product. Cost of goods sold increased 32.2% to $34.1 million for the nine months ended October 1, 2011 from $25.8 million for the nine months ended October 2, 2010. This increase reflected the higher volume of units sold and the rising costs in transportation, labor and materials. If these costs continue to increase and to the extent it is not offset by higher margin product sales, our gross profit may be adversely affected through the remainder of 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 49.9% to $18.9 million for the nine months ended October 1, 2011 compared with $12.6 million for the same period last year. This increase is the result of $2.8 million of overhead costs for the current quarter that were absorbed by the women’s division during the nine months ended October 2, 2010 and are now reflected in discontinued operations and $1.7 million in transaction costs relating to the acquisition of Rio that were incurred during the current period. In addition, professional expense increased by $0.7 million due to increase legal and consulting fees from the prior year period and Rio’s selling, general and administrative expense from August 25, 2011 to October 1, 2011 was $0.7 million. Advertising and marketing expense increased $0.2 million primarily due to increased marketing for scott james™.   (See Disposition of the Women’s Businesses and Acquisition of Rio)

Loss on Goodwill Impairment
Goodwill is tested for impairment at least on an annual basis and otherwise when warranted. We determined during the second quarter that an impairment test was triggered. The impairment test involves a comparison of the fair value of its reporting unit as defined under GAAP to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. Based upon tests performed, we recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james™. (See Note 10 – Fair Value Measurements to the financial statements)

Income Taxes
Our income tax benefits for the nine months ended October 1, 2011 and October 2, 2010 are due mostly to the recognition of tax benefits associated with the expiration of certain statutes of limitations.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the presence of significant negative evidence. In addition, we acquired a subsidiary operating under a Honduran tax free regime during the nine months ended October 1, 2011. Excluding the valuation allowances on net deferred tax assets and the tax effect of the Honduran tax free regime, we would have recognized a tax benefit from continuing operations of $6.6 million or an effective tax rate of 46.3% due to the expiration of certain statutes of limitations and losses incurred in the nine months ended October 1, 2011. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $5.4 million or an effective tax rate of 49.0% due to the expiration of certain statutes of limitations and losses incurred in the nine months ended October 2, 2010.  (See Note 7 – Taxes to the financial statements)

LIQUIDITY AND CAPITAL RESOURCES

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

At October 1, 2011, there were no outstanding borrowings and approximately $6.3 million of outstanding letters of credit. Borrowing availability under the Credit Facility was approximately $19.1 million at October 1, 2011 and we had approximately $5.3 million of unrestricted cash that was not included in the availability calculation.

On August 15, 2011, we entered into a First Amendment to Credit Agreement and Consent (the “Amendment and Consent”) with WFCF. Pursuant to the Consent, WFCF, as agent under the Credit Facility consented to the Merger and also waived certain defaults that would otherwise have arisen under the Credit Facility as a result of the Merger. The Amendment and Consent also provides that upon satisfaction of certain conditions, certain provisions of the Credit Facility will be amended to permit, among other things, the financing of the operations by means of loans, advances or other cash investments, the purchase of accounts receivable and inclusion of such purchased receivables in the calculation of the borrowing base under the Credit Facility, certain transactions with affiliates and the existence of certain indebtedness and liens on the property of the acquired company that are not expected to be paid in full or terminated and released in connection with the Merger.

Restricted cash decreased by approximately $2.7 million during the nine months ended October 1, 2011. This was primarily due to $1.7 million of cash released from our previous bank and an additional $1.0 million which had been restricted to collateralize letters of credit in accordance with our Credit Facility. As we continue toward the end of our fiscal year 2011, our needs for restricted cash are expected to remain low.

We believe that cash on hand, borrowings available to us under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

INFLATION

We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. We have historically managed to lessen the impact of inflation by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials. If these costs continue to rise at rates higher than those we have historically experienced, there can be no guarantee that we will be successful in passing a sufficient portion of such increases onto our customers to preserve our gross profit.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first nine months of fiscal year 2011, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2010, which was filed with the SEC on March 21, 2011, and amended on April 14, 2011 and October 25, 2011, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three and nine-month periods ended October 1, 2011 due to the fact that there were insignificant short-term borrowings on our Credit Facility during the period.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of October 1, 2011. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently evaluating the internal control over financial reporting at Rio.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES COMMON STOCK, $0.10 PAR VALUE
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 3, 2011 – July 30, 2011	—	$—	—	621,875
July 31, 2011 – August 27, 2011	—	—	—	702,375	(1)
August 28, 2011 – October 1, 2011	—	—	—	702,375
Total	—	—	—	702,375

(1)
502,375 shares that have been granted to certain employees under The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Plan”) are outstanding as of October 1, 2011 and remain subject to vesting conditions. 100,000 shares were granted separate from the Plan during the second quarter of 2011 that are subject to time-vesting conditions and outstanding as of October 1, 2011. An additional 100,000 shares were granted separate from the Plan during the third quarter of 2011 and are subject to time-vesting conditions and outstanding as of October 1, 2011.

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Hampshire Group, Limited

10.1	Amendment No. 2 to Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 30, 2010)

10.2^	First Amendment to Credit Agreement and Consent by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC, and Hampshire International, LLC, and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders.

10.3^+	Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., and Scott James, LLC and Wells Fargo Capital Finance, LLC, as agent and lender.

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 1, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the quarter and nine months ended October 1, 2011 and October 2, 2010; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended October 1, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2. 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

^	Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested for the omitted portions of the exhibit.
+	Exhibit filed herewith to include certain portions previously omitted from Exhibit 10.40 to the Form 10-K/A of Hampshire Group, Limited, filed on October 25, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: November 15, 2011	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Maura M. Langley
Maura M. Langley
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Hampshire Group, Limited

10.1	Amendment No. 2 to Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 30, 2010)

10.2^
First Amendment to Credit Agreement and Consent by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC, and Hampshire International, LLC, and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders.

10.3^+	Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., and Scott James, LLC and Wells Fargo Capital Finance, LLC, as agent and lender.

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 1, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the quarter and nine months ended October 1, 2011 and October 2, 2010; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended October 1, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2. 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**       XBRL information hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

^	Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested for the omitted portions of the exhibit.
+	Exhibit filed herewith to include certain portions previously omitted from Exhibit 10.40 to the Form 10-K/A of Hampshire Group, Limited, filed on October 25, 2011.