Form 10-K
period 2011-12-31
HAMPSHIRE GROUP LTD
filed 2012-03-19
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 2, 2011, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $21,363,386. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Markets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the Registrant has defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than ten percent of the Registrant’s Common Stock.

Number of shares of Common Stock outstanding as of March 5, 2012:  7,126,988

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement, relative to our 2012 Annual Meeting of Stockholders to be filed with the
Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAMPSHIRE GROUP, LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

ii

PART I.

Item 1.     Business.

Company Overview

General
Hampshire Group, Limited is a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc., Rio Garment S.A. and scott james, LLC. We were established in 1976 and are incorporated in the state of Delaware.

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands, our own proprietary brands and the private labels of our customers. Among others, we offer a full sportswear assortment under the JOE Joseph Abboud® brand (under an agreement that will terminate on December 31, 2012), sweaters under the Geoffrey Beene® brand, a full tops assortment under the Dockers® brand and a t-shirt and board short assortment under the Panama Jack® brand, all of which are licensed, as well as a full sportswear assortment under our proprietary Spring + Mercer® brand and a private label sweater offering to vertical specialty retailers under their private labels.

The scott james® brand is a designer apparel collection for men, which includes a full sportswear offering. It is sold primarily through upscale department and specialty stores, one owned retail location and online at www.scottjamesonline.com.

Rio, acquired August 25, 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States.

Recent Initiatives
The 2011 economic environment remained challenging and was characterized by, among other things, restrained consumer spending, weak credit market conditions and inflationary pressures on our cost of goods. These new economic realities reinforced the need for promotional pricing and led retailers to grow their own private label brands at the expense of national brands in an effort to preserve gross margin dollars in the face of rising costs of goods and stagnant out the door prices. We have taken significant steps to respond and align ourselves accordingly within the industry, including:

▪
Disposition of the women’s businesses. In May 2011, we announced a significant shift in our growth strategy to focus on leveraging our operating platform in the men’s business and actively pursue other strategic opportunities. On May 5, 2011, in connection with this new strategic direction, we sold our women’s businesses, Hampshire Designers and Item-Eyes, in two separate transactions for a total purchase price of $12.3 million plus inventory before consideration of certain transaction costs and assets and liabilities that were not sold.

▪
Acquisition of Rio. On August 25, 2011, we reached a significant milestone with the acquisition of Rio for an aggregate purchase price of approximately $21.6 million. The acquisition was accretive to our 2011 operating results and we believe it will be a major contributor to our goal of achieving profitability and building shareholder value.  We believe the acquisition will provide a significant opportunity to grow our core business into the fast-growing vertical specialty store channel and also allow us to leverage our existing operating platforms to expand Rio’s business into the department and chain store channels. We are already experiencing such benefits through the sale of sweaters into the vertical specialty store channel and t-shirts into the chain store channel.

▪
Expansion of Dockers® license to include all tops categories.  On January 9, 2012, we entered into a multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States. As part of this agreement, we oversee the production, sales and distribution of the line, beginning with Fall 2012, to certain chain and department stores including Kohl’s, JCPenney and Sears. The woven and knit line will include button down shirts, polos, fleece tops and t-shirts. We believe that these additional categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.

▪
Broadening our customer base and diversifying our sales channels. We continue to remain focused on exploring opportunities to grow our sales and expand our retail relationships, both domestically and internationally. The launch of scott james® in 2010 marked an important step in our ongoing mission to strengthen and deepen our retail relationships. We continued through 2011 to build brand recognition and market presence, as demonstrated by a new customer relationship with Bloomingdale’s and, as a step toward international growth, increasing our sales in Canada. Further, we have begun new customer relationships with Wal-Mart and Kmart through our Panama Jack business and through our private label offering have started new customer relationships with vertical specialty stores, such as Men’s Wearhouse and Buckle.

Our Products
We significantly enhanced and diversified our product lines in 2011. Our expanded product line and capabilities through the acquisition of Rio and development of scott james® permit us to supply many more departments of our existing customers and helps us attract new customers.

The emphasis with every garment we offer is a compelling product that features high quality and good value. The recent diversification and expansion of our product offerings allows us to participate in a range of retail price points from "main floor" traditional styles to fashion forward designer styles.

Our Strengths
We believe that we occupy a strong competitive position in a consolidating industry, which we plan to further solidify through:

Business Focus.  We continually review our portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. Thus far during 2012, we have expanded the product categories under our Dockers® license and entered into a Panama Jack® license. In 2011, we discontinued and sold the women’s businesses and acquired Rio. During 2010, upon the acquisition of certain assets, we launched the scott james® label.

Solid Infrastructure.  We are recognized by leading retailers for our compelling product design, high quality value proposition, sourcing expertise and commitment to customer service, all of which are important components for major retailers. Our international sourcing abilities permit us to deliver trend right, quality product to each of the tiers of distribution we supply, which are primarily located within the United States. The quality of our garments is assured in a variety of ways. Each garment is manufactured using fine quality yarns and undergoes rigorous quality assurance checks. We utilize our own personnel, as well as factory personnel, independent inspection agencies and independent test labs to ensure that our products meet the high quality standards required for our brands.

Extensive and Diverse Retail Relationships.  Our relationships with major retailers range from national and regional department stores such as Macy’s, Inc. and Belk, Inc., to national chain stores such as JC Penney and Kohl’s Department Stores, Inc., to vertical specialty stores such as Aeropostale, Inc., to off-price retailers such as TJ Maxx, a division of The TJX Companies, Inc., and Ross Stores, Inc. These relationships enable our products to reach a large consumer base both in number and in geographical area.

Our Strategy
Hampshire’s strategies for the future include leveraging our:

Experienced Design and Sourcing Capabilities.  We have and continue to invest in high quality design talent and resources, including designers with years of experience, state of the art design software and seamless, real time data and video connectivity to our China and Honduras locations. Each of these initiatives is aimed at further strengthening our design and sourcing efficiencies to ensure our brands fulfill the demand for high quality, value and trend right product.

Strong Competitive Position.  As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering such well known licensed brands as Geoffrey Beene®, Dockers® and JOE Joseph Abboud® lines. In addition, we are continuing to develop our owned scott james® brand. Also, Rio provides dependable and optimal pricing for the vertical specialty store customers. As we continue to integrate Rio into our business, we believe that we can benefit from considerable cross-selling opportunities and that our acquisition of Rio positions us well with respect to the strong industry trend toward migrating production to the western hemisphere.

Constant Improvement of our Infrastructure.  As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. As part of the Rio acquisition in 2011, we began the integration process by bringing Rio onto certain reporting and operating platforms. Rio is also in the process of implementing a state of the art enterprise resource planning system that will further enhance and improve Rio’s operating capabilities.

Growth Opportunities in Existing and New Channels.  We are focused both on growing our sales to retailers in the moderate department and chain store channel, as well as actively exploring new sales channels including international, vertical specialty stores and direct-to-consumer. Our efforts with scott james® and the acquisition of Rio mark an important starting point for us in this respect.

Organization
We have a long history of supplying men's branded and private label apparel to the department stores and national chains throughout the United States. We utilize our own sales force and contract third party salespersons to sell our product. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends. We believe that the acquisition of Rio will allow us to continue to build upon our product diversification, sales force and agility within the apparel industry.

Customers
We have long term relationships with many of our customers. Hampshire Brands sells products principally into the moderate price sector of most major department and chain stores in the United States. Over the past few years, we have seen a decrease in the number of our significant retail customers due to consolidation and bankruptcy filings by several customers. scott james® sells products primarily to upscale specialty stores. Rio sells primarily to the vertical specialty store channel. Sales for continuing operations to our three largest customers in 2011, Aeropostale, JC Penney and Kohl's represented 30%, 28% and 16%, respectively, of total annual sales. These same three customers represented 0%, 44% and 22%, respectively, of total sales during 2010. For each of the last two years, more than 99% of our sales from continuing operations were to customers located in the United States.

Suppliers
Hampshire Brands and scott james® primarily use foreign suppliers for their raw materials and product manufacturing. During 2011, the majority of our products were produced by independent manufacturers located in Southeast Asia. Keynote Services, Limited, our subsidiary based in China, assists with our sourcing needs and provides quality control. Rio primarily purchases raw materials, including yarn and fabric, from suppliers in the United States. Fabric is also purchased locally in Honduras. Purchased fabric is used in the manufacturing process at our facility located in Honduras. We outsource the yarn to fabric production to third party manufacturers.

Competition
The apparel market remains highly competitive. Competition is primarily based on design, price, quality and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from private label programs of the internal sourcing organizations of many of our customers and factories located in Southeast Asia.

Our ability to compete is enhanced by our in-house design capabilities and our international sourcing relationships. Our launches of both Dockers® in additional categories and of scott james®, as well as the acquisition of Rio are the most recent examples of our ongoing efforts to deploy our financial resources in a manner that helps develop a competitive advantage by broadening our apparel offerings and product lines to reach multiple tiers of distribution.

Seasonality
Our product mix has historically included a high concentration of sweaters, which causes seasonality in our business as approximately 92% of our 2011 net sales occurred in the third and fourth quarters. Inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and may require draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

In 2012, this degree of seasonality is expected to decline due to the acquisition of Rio which has typically had a more even distribution of sales throughout the year. Beyond 2012, we expect seasonality to decline even further due to our expanded Dockers® offering in multiple product categories.

Manufacturing
Rio’s manufacturing platform primarily supports the vertical specialty store channel. Our manufacturing operations begin with the purchase of fabric and other raw materials from third party suppliers. The fabrics are ultimately sewn into finished garments at our textile facility or at third party contractors located in Honduras. Rio also purchases yarn and outsources fabric production to third parties, where upon completion, the fabric returns to the Rio facility for production. Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers). For a description of risks associated with our operations located outside the United States, see Item 1A. Risk Factors.

Effects of Changing Prices
We are subject to increased prices for the products we source. We have historically managed our gross margin by achieving sourcing efficiencies, controlling costs in other parts of our operation and, when appropriate, passing along a portion of our cost increases to our customers through higher selling prices. We confront inflationary pressures in transportation costs, labor and materials.

Backlog
Our sales order backlog for continuing operations as of March 2, 2012 was approximately $67.7 million compared to approximately $61.7 million as of March 4, 2011. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year. The backlog as of March 2, 2012 is expected to be filled during 2012.

Trademarks and Licenses
We consider our owned trademarks to have significant value in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market apparel under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for three year terms. We do not own any patents.

Research and Development Activities
During the last two fiscal years, we did not spend any significant amounts on research and development activities.

Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers' distribution centers and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 64% of our customer orders for 2011 were received electronically. In some instances, our customers' computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.

Credit and Collection
We manage our credit and collection functions by approving and monitoring our customers' credit limits. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. The majority of high risk accounts are factored without recourse, if possible, with financial institutions to reduce our credit risk exposure. We believe that our review procedures and our credit and collection staff have contributed significantly toward minimizing our losses from bad debt.

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

Primary among the trade agreements existing between the United States and certain foreign countries is the World Trade Organization (“WTO”), which is the governing body for international trade among the 151 originating member countries, including the United States. Effective January 1, 2005, all such quota restrictions involving trade with WTO member countries were terminated. In addition to the WTO, apparel imports into the United States are affected by other trade agreements and legislation, including the Dominican Republic – Central American Free Trade Agreement and the North American Free Trade Agreement, which has eliminated all apparel tariffs and quotas between the member countries and legislation granting similar trade benefits to 23 Caribbean countries. Further, Congress passed the African Growth and Opportunity Act in 2000, which gave 38 countries in sub-Saharan Africa similar trade privileges on apparel and certain other products exported to the United States.

Rio is authorized to operate under the Honduran Free Trade Zone Regime (“FTZ”). Therefore, Rio qualifies for exemption from Honduran customs duties, charges and surcharges, internal consumption, production sales tax and other excise taxes on imported and exported goods. Rio is also exempt from municipal taxes, asset taxes and income taxes, provided that Rio does not benefit from income tax exemption granted in another country. In order to maintain the FTZ exemption, Rio must export at least 95% of its annual production. Rio currently exports 99% of its production.

Compliance with Environmental Laws
We believe that we are in compliance with applicable environmental laws and that such compliance will not have a major adverse financial impact on us. We further believe that there are no environmental matters that are likely to have a significant financial impact on us. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we are not currently aware of any violations, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition or liquidity.

Employees
As of March 8, 2012, we employed approximately 1,100 full-time employees in Honduras, 90 full-time employees in the United States and 25 full-time employees in China. We believe our relationship with our employees is good. We have invested significant time and resources in ensuring that the working conditions in our Honduras facility meet or exceed the standards imposed by the relevant governing laws. In addition, we have proactive programs to promote workplace safety, personal health and employee wellness.

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

We use foreign suppliers for our raw materials and the manufacture of products for our men’s division and our operations include a manufacturing facility based in Honduras, which poses risks to our business operations.
During 2011, the majority of our products were produced by independent manufacturers located outside the United States and an increasing portion of our production takes place in Honduras. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition and results of operations:

•	political or labor instability in countries where contractors and suppliers are located;
•	political or military conflict involving the United States;
•
heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	a significant decrease in availability or increase in cost of labor or raw materials, particularly in cotton or petroleum based synthetic fabrics;
•	impact of the global economic downturn on third party factories and their viability;
•	disease epidemics and health related concerns which could result in closed factories, reduced workforces and scrutiny or embargo of goods produced in infected areas;
•
imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost effective countries that have the labor force and expertise required;

•	any action that may change the foreign currency exchange rate against the dollar or permit the exchange rate to float; and
•	significant fluctuation of the value of the dollar as compared to other foreign currencies.

The occurrence of any, some, or all of these events could have a material adverse impact on our business, operating results and financial condition. There can be no assurance that if a disruption occurred we could replace its manufacturing capacity and/or find other manufacturing resources.

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
Aeropostale, JC Penney, Kohl’s and Macy’s account for a significant portion of our revenues. We do not have long term agreements with any of our customers and purchases generally occur on an order by order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our profitability.

The retail industry has, in the past several years, experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or re-position their stores' target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of customers, and decrease our negotiating strength with them.

Our business has been and could continue to be adversely affected by financial instability experienced by our customers.
During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. Over the last few years, several of our customers, including Goody’s, Mervyns, Gottschalks and Boscov’s, either reorganized or liquidated. We sell our product primarily to national and regional department stores, and vertical specialty stores in the United States on credit and evaluate each customer's financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.

Chargebacks and margin support payments may have a material adverse effect on our business.
Consistent with industry practice, we may allow customers to deduct agreed upon amounts from the purchase price for sales allowances, co-op advertising, new store opening discounts and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by uncontrollable factors, such as general economic conditions, changing fashion trends and weather conditions, as well as controllable factors, such as wholesale prices, design, merchandising and the quality of our goods. During recent years, we have experienced a significant increase in the annual amount of margin support needed for our department and chain store customers. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. If our efforts to reduce the trend in our margin support are unsuccessful, we will likely continue to experience significant levels of chargebacks and margin support payments, which may further reduce our profitability resulting in a material adverse effect on our business.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our net income.
We license brands from third parties for specific products. The term of each of our licenses is generally three years and we typically have the opportunity to renew or extend the licenses, which are sometimes conditioned upon our meeting certain sales targets. We may not be able to renew or extend these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.
Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be received successfully by retailers and consumers. If our products are not received successfully by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. If this occurs, our business, financial condition and results of operations could be materially adversely affected.

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
Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subject us to the risks associated with unaffiliated manufacturers, transportation, and other factors. If we do not comply with customer product requirements or meet their delivery requirements, our customers could seek reduced purchase prices, require significant margin support, reduce the amount of business they do with us or cease to do business with us, all of which would adversely affect our business.

If we encounter problems with our distribution system, our ability to deliver our products to the market would be adversely affected.
We rely on third party distribution facilities to warehouse and to ship product to our customers. Due to the fact that substantially all of our product is distributed from a relatively small number of locations, our operations could be interrupted by earthquakes, floods, fires or other natural disasters near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the loss of customers. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including transportation of product to and from distribution facilities. If we encounter problems with our distribution system, our inability to meet customer expectations on managing inventory, complete sales and achieve objectives for operating efficiencies could have a material adverse effect on our business.

Labor disruptions at ports or our suppliers’ facilities, manufacturers’ facilities or distribution facilities may adversely affect our business.
Our business depends on our ability to source and distribute product in a timely manner. As a result, we rely on the free flow of goods on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers, manufacturers, or our distribution facilities create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. An interruption in the flow of goods could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net sales and net income.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could adversely affect our ability to effectively operate our business.
Our ability to manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our internally developed enterprise resource planning system, as approximately 64% of our orders are received electronically. The failure of this system to operate effectively or to integrate with other systems or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remedy any such failure, problem or breach.

We operate in a highly competitive and fragmented industry and our failure to compete successfully could result in a loss of one or more significant customers.
The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, retailers, importers and licensors, many of which have greater financial and marketing resources than we possess. We believe that the principal competitive factors in the apparel industry are:

•	brand name and brand identity;
•	timeliness, reliability, and quality of product and services provided;
•	market share and visibility;
•	price; and
•	the ability to anticipate customer and consumer demands.

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

We may face challenges in the management of the sales and profitability of any acquisitions that we may make, as well as in integrating the acquired businesses, any of which may negatively impact our business.
As part of our growth strategy, we have acquired and licensed, and in the future, may acquire or license new brands and product categories. We may also make strategic acquisitions in addition to Rio. Acquisitions, including the acquisition of Rio, have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration of the acquired business is more costly and takes longer than anticipated, the risk of diversion of the attention and resources of management, risks associated with additional customer concentration and related credit risk, risks of retaining key personnel and risks associated with unanticipated events and unknown legal liabilities despite the due diligence efforts that we undertake. Any of these risks could have a material adverse effect on our business.

We may be subject to the impairment of acquired intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2011 and 2010, our goodwill and intangible assets were approximately $18.6 million and $1.2 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or other intangible assets are impaired, we would be required to write down the value of these assets. During 2011, we recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®.

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

Rio is authorized to operate under the Honduran Free Trade Zone Regime (“FTZ”). Therefore, Rio qualifies for exemption from Honduran customs duties, charges and surcharges, internal consumption, production sales tax and other excise taxes on imported and exported goods. Rio is also exempt from municipal taxes, asset taxes and income taxes, provided that Rio does not benefit from income tax exemption granted in another country. In order to maintain the FTZ exemption, Rio must export at least 95% of its annual production.  Rio currently exports 99% of its production. Although the FTZ is indefinite by nature, subsequent repeal or modification of the FTZ, or any failure to qualify for the aforementioned exemptions, could materially adversely affect our results of operations.

Significant changes to international trade regulations could adversely affect our results of operations.
A large portion of our products are manufactured in Honduras. We therefore benefit from the Dominican Republic – Central America Free Trade Agreement (“DR-CAFTA”). Our claims for duty free or reduced duty treatment under DR-CAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records, some of which are provided to us by third parties, about production processes and sources of raw materials. Subsequent repeal or modification of DR-CAFTA, or the inadequacy or unavailability of supporting records, could materially adversely affect our results of operations. In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business. In addition, any failure to comply with international trade regulations could cause us to become subject to investigation resulting in significant penalties or claims or an inability to conduct our business, adversely affecting our results of operations.

 We are dependent on certain key personnel, the loss of whom could negatively impact our ability to manage our business and thereby adversely affect our business.
Our future success depends to a significant extent on retaining the services of key executive officers, other key members of management and directors. The loss of the services of any one of these individuals, or any other key member of management, could have a material adverse effect on our business.

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

The price of purchased yarn and other raw materials used by us or our suppliers is prone to significant fluctuations and volatility.
Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture our products could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices for fabrics depend largely on the market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors. During the first quarter of 2011, we experienced significant upward pressure on each of the foregoing cost inputs, which resulted in pressure on our gross margin. Whenever possible, we pass along these cost increases to our customers through higher selling prices. Should our customers not accept such increases or should they accept them in the first instance, but fail to achieve higher average unit retails thereby increasing their need for margin support from us, our profitability may be materially adversely affected.

The price of energy and fuel costs are prone to significant fluctuations and volatility which could adversely affect our results of operations.
Our manufacturing operations and those of our suppliers require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant shipping and freight costs to transport goods from our offshore facility and suppliers’ offshore facilities to the United States. The cost of energy and fuel fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions. We continue to focus on manufacturing methods that will reduce the amount of energy used in the production of our products to mitigate risks of fluctuations in the cost of energy. However, significant increases in energy and fuel prices may make us less competitive as compared to others in the industry, which may have a material adverse effect on our results of operations.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.     Properties.

We lease our manufacturing facility, administrative offices, operations center, sales offices, sourcing offices, showrooms and a retail store. Our manufacturing facility is located in San Pedro Sula, Honduras. Our sales offices and showrooms are in New York, New York. Our retail store is in Boston, Massachusetts. We have administrative offices in Anderson, South Carolina, operations centers in New York, New York and Minneapolis, Minnesota, and sourcing offices in Dongguan, China and Hong Kong. We believe that all of our properties are well maintained and suitable for their intended use, with the exception of our New York office. See Item 3. Legal Proceedings.

Item 3.     Legal Proceedings.

New York Office Lease
In July 2007, the Company entered into a lease (the “New York Lease”) for corporate office space located at 114 West 41st Street, New York, NY 10036 (the “New York Office”). As part of the New York Lease, the landlord (“Landlord”) agreed to commence and substantially complete major capital improvements to the common areas of the New York Office by June 2008. After June 2008, if such capital improvements have not been substantially completed, the New York Lease provides, among other things, for a reduction in rent by one half for each day beyond June 30, 2008 that the capital improvements remain incomplete and are not being diligently prosecuted toward completion.

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the Landlord of the New York Office and the receiver of such property appointed in connection with a foreclosure action commenced against Landlord by its lender. The complain sought (i) a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The Supreme Court action was dismissed on December 16, 2011 without prejudice to renew the action if complete relief is not afforded in the Civil Court action.

On February 23, 2011, the court appointed Receiver of the subject propery commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The Receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action dated June 16, 2011. The motion and subsequent cross-motion were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery which remains in process. See Item 8. Financial Statements and Supplementary Data Note 7 – Accrued Expenses and Other Liabilities and Note 11 – Commitments and Contingencies to the audited consolidated financial statements.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Item 4.     Mine Safety Disclosures.

Not applicable.

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

As of March 5, 2012, the Company had 73 stockholders of record of our common stock, although we believe there are a significantly larger number of beneficial owners. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2011 and 2010 as reported by the OTC Markets:

	2011		2010
	Low	High	Low	High
First Quarter	$3.35	$5.00	$3.30	$4.60
Second Quarter	3.05	4.25	3.88	14.99	*
Third Quarter	2.26	3.93	3.85	4.75
Fourth Quarter	1.85	3.20	3.01	4.50
*Intraday sales price on May 7, 2010.

The closing stock price on March 5, 2012 was $2.25.

Any determination to pay dividends will be made by our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board may deem relevant. Our revolving credit facility contains restrictive covenants placing limitations on payment of cash dividends. We did not pay dividends on our outstanding stock during the years ended December 31, 2011 and 2010.

On March 31, 2011 and 2010, shares of Hampshire common stock in the amount of 2,881 and 1,305, respectively, were returned to the Hampshire Group, Limited 2009 Stock Incentive Plan which allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for information regarding our equity compensation plan.

Item 6.     Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, included herein in Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data under the captions Statement of Operations Data and Balance Sheet Data as of and for the end of each of the years in the five year period ended December 31, 2011 are derived from our consolidated financial statements. The statement of operations data includes results from continuing operations, which excludes the discontinued operations of Hampshire Designers, Item-Eyes, Marisa Christina, Shane Hunter and David Brooks in each year presented. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007

Statement of Operations Data:
Net sales	$86,148	$57,318	$64,820	$69,752	$66,147

Gross profit	14,560	9,879	15,030	15,147	17,625
Selling, general and administrative expenses	28,156	16,871	15,910	20,337	18,819
Loss on lease obligation	6,306	—	—	—	—
Restructuring charges	—	—	4,175	215	—
Goodwill impairment loss	1,204	—	—	—	—
Special costs	—	4,481	4,547	3,761	6,613
Tender offer related costs	—	—	2,053	386	—
Loss from operations	$(21,106)	$(11,473)	$(11,655)	$(9,552)	$(7,807)
Loss from continuing operations	$(20,301)	$(9,471)	$(5,826)	$(13,134)	$(5,822)
Basic loss per share from continuing operations	$(3.41)	$(1.70)	$(1.06)	$(1.91)	$(0.74)
Diluted loss per share from continuing operations	$(3.41)	$(1.70)	$(1.06)	$(1.91)	$(0.74)
Basic weighted average common shares outstanding	5,941	5,554	5,482	6,884	7,860
Diluted weighted average common shares outstanding	5,941	5,554	5,482	6,884	7,860

	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and short term investments	$25,801	$33,720	$33,365	$35,098	$48,431
Restricted cash	—	2,725	—	—	—
Working capital (1)	35,922	48,098	52,883	51,324	69,034
Total assets	91,060	78,553	86,929	98,706	156,468
Long-term liabilities (1)	23,439	13,948	14,656	14,076	13,304
Total stockholders’ equity	42,407	49,402	58,849	64,797	106,544
Book value per share outstanding	5.95	7.81	9.32	11.85	13.56

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

Due to the concentration of sweaters in our product mix and the acquisition of Rio in August 2011, our revenues were significant in the third and fourth quarters and accounted for approximately 92% of our 2011 net sales. Typically, for Hampshire Brands, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow the cycle as inventory is purchased, product is sold and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances, and may require draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

In 2012, this degree of seasonality is expected to decline due to the acquisition of Rio which has typically had a more even distribution of sales throughout the year. Beyond 2012, we expect seasonality to decline even further due to a multi-year licensing agreement, entered into in 2012 with Dockers®, that involves their woven and knit line which will include button down shirts, polos, fleece tops and tees.

We are a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc., Rio Garment S.A. and scott james, LLC. We were established in 1976 and are incorporated in the state of Delaware.

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands, our own proprietary brands and the private labels of our customers. Among others, we offer a full sportswear assortment under the JOE Joseph Abboud® brand (under an agreement that will terminate on December 31, 2012), sweaters under the Geoffrey Beene® brand, a full tops assortment under the  Dockers® brand and a t-shirt and board short assortment under the Panama Jack® brand, all of which are licensed, as well as a full sportswear assortment under our proprietary Spring + Mercer® brand and a private label sweater offering to vertical specialty retailers under their private labels.

The scott james® brand is a designer apparel collection for men, which includes a full sportswear offering. It is sold primarily through upscale department and specialty stores, one owned retail location and online at www.scottjamesonline.com.

Rio, acquired on August 25, 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States.

Our primary strength is our ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. Our diversification of product lines allows for vertical integration through Rio, multi-category licensing through Hampshire Brands and owned lifestyle ways through scott james®. We have developed international sourcing abilities that permit us to deliver quality merchandise at competitive prices to our customers.

The apparel market is highly competitive. Competition is primarily based on product design, price, quality and service. We face competition from apparel designers, manufacturers, importers, licensors and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us.

The 2011 economic environment remained challenging and was characterized by, among other things, restrained consumer spending, weak credit market conditions and inflationary pressures on our cost of goods. Additionally, these new economic realities reinforced the need for promotional pricing and led retailers to grow their own private label brands at the expense of national brands in an effort to preserve gross margin dollars in the face of rising costs of goods and stagnant out the door prices. We have taken significant steps to respond and align ourselves accordingly within the industry, including:

▪
Disposition of the women’s businesses. In May 2011, we announced a significant shift in our growth strategy to focus on leveraging our operating platform in the men’s business and actively pursue other strategic opportunities. On May 5, 2011, in connection with this new strategic direction, we sold our women’s businesses, Hampshire Designers and Item-Eyes, in two separate transactions for a total purchase price of $12.3 million plus inventory before consideration of certain transaction costs and assets and liabilities that were not sold.

▪
Acquisition of Rio. On August 25, 2011, we reached a significant milestone with the acquisition of Rio. The acquisition was accretive to our 2011 operating results and we believe it will be a major contributor with respect to our goal of achieving profitability and building shareholder value. We believe the acquisition will provide a significant opportunity to grow our core business into the fast-growing specialty store channel and also allow us to leverage our existing operating platforms to expand Rio’s business into the department and chain store channels. We are already experiencing such benefits through the sale of sweaters into the vertical specialty store channel and t-shirts into the chain store channel.

▪
Expansion of Dockers® license to include all tops categories.  On January 9, 2012, we entered into a multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States. As part of this agreement, we oversee the production, sales and distribution of the line, beginning with Fall 2012, to certain chain and department stores including Kohl’s, JCPenney and Sears. The woven and knit line will include button down shirts, polos, fleece tops and t-shirts. We believe that these additional categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.

▪
Broadening our customer base and diversifying our sales channels. We continue to remain focused on exploring opportunities to grow our sales and expand our retail relationships, both domestically and internationally. The launch of scott james® in 2010 marked an important step in our ongoing mission to strengthen and deepen our retail relationships. We continued through 2011 to build brand recognition and market presence, as demonstrated by a new customer relationship with Bloomingdale’s and, as a first step toward international growth, increasing sales to Canada. Further, we have begun new customer relationships with Wal-Mart and Kmart through our Panama Jack business, and, through our private label offering, have started new customer relationships with vertical specialty stores, such as Men’s Wearhouse and Buckle.

In addition, we believe the following initiatives will better position the Company for the long term.

In October 2010, we entered into an asset based revolving credit agreement that replaced our prior facility in its entirety. The facility provides greater flexibility in the operation of our business. The overall fee structure and interest rates under the facility are at rates comparable to or below the previous credit facility, such that we expect to recognize ongoing savings. See Liquidity and Capital Resources.

In connection with the Rio acquisition, the Board was expanded to seven members. Paul M. Buxbaum and Benjamin C. Yogel were appointed to, and Janice E. Page resigned from, the Board. Additionally, on October 17, 2011, Peter H. Woodward was appointed Chairman of the Board.

Stock and Compensation Plans
The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist us in attracting, retaining, motivating and rewarding key employees, officers, directors and consultants, and promoting the creation of long term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders. The Stock Plan permits us to award eligible persons nonqualified stock options, restricted stock and other stock-based awards. In connection with the adoption of the Stock Plan, the Board authorized 880,000 shares of restricted stock under the Stock Plan and initially approved grants totaling 862,500 shares, which consisted of grants to certain employees, managers, named executive officers and directors. Ten percent of each award of restricted stock is subject to time-based vesting with the remaining 90% of each award subject to performance-based vesting. As of December 31, 2011, the Company had approximately 502,000 shares of restricted stock awards outstanding. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for information regarding our equity compensation plan.

Separate from the Stock Plan, we granted to our chief executive officer 100,000 stock options (the “Options”) and 100,000 restricted stock units (“RSUs”), each on May 2, 2011, and 150,000 restricted shares of Hampshire Common Stock (the “Restricted Stock”) on August 25, 2011. The Options expire ten years from the grant date and vest ratably over two years following the grant date. One-third of the Options vested on the grant date and the remaining two-thirds were unvested as of December 31, 2011. Each RSU represents the right to receive one share of the Company’s common stock upon settlement. The RSUs will vest and settle ratably over two years following the grant date. The shares of Restricted Stock will vest ratably over two years following the grant date. Each of these stock awards are subject to the chief executive officer’s continued service through the applicable vesting dates.

In addition, we adopted the Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which we will grant annual performance-based bonuses to certain employees, managers and named executive officers. The goal of the Bonus Plan is to align the annual interests of our management and other key employees with those of the Company and our stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan will be a percentage of each participant’s base salary and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved.

See Item 8. Financial Statements and Supplementary Data Note 14 – Stock Plans, Compensation Plans and Retirement Savings Plan to the audited consolidated financial statements for additional discussion of these events.

Acquisition of Rio
On August 25, 2011, we acquired Rio by way of a merger for an aggregate purchase price of approximately $21.6 million (the “Merger”). Upon closing, we paid the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain adjustments. Approximately $0.4 million due from escrow relating to a purchase price adjustment is recorded in Other receivables as of December 31, 2011. Additionally, we issued to the former Rio equity holders, an aggregate of $2.6 million in Hampshire common stock, par value, $0.10, and held back an additional $6.5 million of Hampshire common stock, par value, $0.10, (1,781,798 shares) for potential post-closing purchase price adjustments and indemnification claims. We also paid in cash certain liabilities of Rio totaling approximately $5.9 million. We financed the cash portion of the acquisition with cash on hand. See Item 8. Financial Statements and Supplementary Data Note 2 – Acquisitions to the audited consolidated financial statements for additional discussion of this event.

Discontinued Operations
We continually review our portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. As a part of this review, we disposed and discontinued operations of certain divisions as outlined below.

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

As a part of the transactions, we sold the related inventory, as well as customer and production purchase orders and certain other assets. Further, severance costs resulting from the transactions were approximately $0.9 million. In both cases, we retained ownership of our accounts receivable relating to the shipments prior to the closing date. Excluding production purchase orders, liabilities incurred prior to the sale remained with us. Net of severance and transaction costs, among other things, we recognized a $11.8 million gain on the sale of the women’s businesses.

In accordance with accounting principles generally accepted in the United States (“GAAP”), our consolidated financial statements reflect discontinued operations separately on the results of operations and financial position. For the year ended December 31, 2011, we had income from discontinued operations, net of taxes, of $10.3 million compared to a loss of $0.2 million for the year ended December 31, 2010. See Item 8. Financial Statements and Supplementary Data Note 16 – Dispositions and Discontinued Operations to the audited consolidated financial statements for additional discussion of these events.

RESULTS OF CONTINUING OPERATIONS

Years ended December 31, 2011 and 2010

Net Sales
Net sales increased by 50.3% to $86.1 million in 2011 from $57.3 million in 2010. The reconciliation of net sales is outlined in the table below:

	Annual Rate/Volume
(In thousands)	Dollars	Percentage of 2010
Net sales for the year ended December 31, 2010	$57,318	100.0%
Volume	69,966	122.1%
Average selling prices	(41,136)	(71.8%)
Net sales for the year ended December 31, 2011	$86,148	150.3%

The $28.8 million increase in net sales over the same period last year was due to the inclusion of Rio’s net sales of $29.2 million from August 25, 2011 to December 31, 2011. Rio sells a higher volume of units at a lower price point than Hampshire Brands. Hampshire Brands sold less units, but at a higher price per unit, and therefore, its net sales remained comparable to $56.9 million in the prior year period. We believe the inclusion of Rio will continue to have an accretive impact to our net sales in 2012.

Gross Profit
Gross profit for 2011 was $14.6 million compared with $9.9 million for the same period last year, which reflected the increase in net sales. The overall gross profit percentage decreased slightly to 16.9% of net sales for 2011 compared with 17.2% for the same period last year, due to the addition of Rio, offset by slight decreases in the Hampshire Brands and scott james® gross profit percentages. Cost of goods sold increased 50.9% to $71.6 million for the year ended December 31, 2011 from $47.4 million for the year ended December 31, 2010. This increase reflected significantly higher volume of units sold due to the acquisition of Rio and the rising costs in transportation, labor and materials. Despite the likelihood of rising costs of transportation, labor or materials going forward, we believe Rio will continue to have a positive impact on our gross profit in 2012.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2011 were $28.2 million compared with $16.9 million for the same period last year. The $11.3 million increase is primarily the result of $4.9 million of overhead costs classified as continuing operations for the current year that were absorbed by the women’s division in the prior year and acquisition costs of $2.1 million incurred for Rio. In addition, professional expenses increased $1.1 million from the prior period due to increased legal fees associated with the New York office lease, consulting fees relating to scott james® branding and the integration of Rio’s operations. Also, shipping and freight costs and compensation costs increased by $1.3 million and $0.9 million, respectively, primarily related to Rio. We also received a one-time, non-cash benefit during the prior year in the amount of $1.0 million reflecting a favorable change in the New York office lease rent accrual.

Loss on Lease Obligation
In November 2011, Hampshire employees and office equipment were completely vacated from two of the five floors leased at the New York office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. We recorded a loss on lease charge of $6.3 million during the fourth quarter of 2011, net of the release of deferred rent attributable to the vacant space. A total loss on lease obligation for the New York office lease of $7.9 million was recorded on the balance sheet as of December 31, 2011. See Item 8. Financial Statements and Supplementary Data Note 8 – Other Long-term Liabilities.

Goodwill Impairment Loss
Goodwill is tested for impairment at least on an annual basis and otherwise when warranted. We determined during the second quarter of 2011 that an impairment test was triggered. The impairment test involves a comparison of the fair value of its reporting unit as defined under GAAP to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. Based upon tests performed, we recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. See Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data Note 6 – Goodwill and Intangible Assets and Note 13 – Fair Value Measurements.

Special Costs
In 2006, the Audit Committee of the Board commenced an investigation related to, among other things, the misuse and misappropriation of assets for personal benefit, certain related party transactions, tax reporting, internal control deficiencies, financial reporting and accounting for expense reimbursements, in each case involving certain members of our former management. Special costs were higher in the prior period due to activity that led to the resolution of the investigation in August 2010. We have not incurred significant expenses associated with the investigation since that time and do not expect to going forward. See Item 8. Financial Statements and Supplementary Data Note 1 – Organization and Summary of Significant Accounting Policies and Note 12 – Commitments and Contingencies to the audited consolidated financial statements for additional discussion of these events.

Income Taxes
Our income tax benefit for the year ended December 31, 2011 of $1.0 million was mostly due to the recognition of tax benefits associated with the expiration of certain statutes of limitations that were partially offset by the accrual of additional interest and penalties on remaining income tax reserves.

Our income tax benefit for the year ended December 31, 2010 of $2.4 million was the result of a $1.1 million net benefit that we recorded as a result of a change in U.S. tax laws during the fourth quarter of 2009, allowing us to carry back net operating losses to prior periods, and the net release of $1.3 million of certain tax reserves as a result of expiring statutes of limitations. The carryback extended to periods in which statutes had lapsed thereby re-opening those periods and leading us to re-establish income tax reserves that partially offset the benefit. See Item 8. Financial Statements and Supplementary Data Note 11 – Income Taxes.

INFLATION

We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. We have historically managed to lessen the impact of inflation by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials. If these costs continue to rise at rates higher than those we have historically experienced, there can be no assurance that we will be successful in passing a sufficient portion of such increases onto our customers to preserve our gross profit.

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

On October 28, 2010, we entered into a credit agreement (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”), which replaced our prior facility in its entirety.

On August 15, 2011, we entered into a First Amendment to Credit Agreement and Consent (the “Amendment and Consent”) with WFCF. Pursuant to the Amendment and Consent, WFCF, as agent under the Credit Facility consented to the Merger and also waived certain defaults that would otherwise have arisen under the Credit Facility as a result of the Merger.

The Credit Facility is a $50.0 million asset based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries. Revolving credit loans are limited to a borrowing base, which considers cash deposited into a restricted account, accounts receivable and inventory. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representation and warranties. The Credit Facility contains customary affirmative and negative covenants which include a fixed charge coverage covenant that takes effect only when and so long as we do not meet minimum liquidity requirements that adjust based on the seasonality of our business. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

We, at our discretion, may prepay outstanding principal, in whole or part, at any time. The Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including in the event the amount outstanding under the Credit Facility exceeds the borrowing base. The Credit Facility also contains customary provisions that enable WFCF to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of the fixed charge coverage ratio (which is applicable only so long as we do not meet minimum liquidity requirements), insolvency, bankruptcy, a change of control of the Company and failure to perfect certain liens on the collateral securing the obligations under the Credit Facility. We were in compliance with all covenants related to the Credit Facility as of December 31, 2011.

At December 31, 2011, there were no outstanding borrowings from the Credit Facility with approximately $4.9 million of availability and approximately $25.8 million of cash and cash equivalents that was not included in the availability calculation. The highest level of borrowings outstanding during 2011 was approximately $1.2 million. During 2011 and 2010, borrowings under the Credit Facility were generally repaid on the same day. At December 31, 2011, letters of credit outstanding were approximately $4.7 million as compared to $6.6 million at December 31, 2010, a decrease that is primarily the result of timing in product delivery. The highest balance of letters of credit outstanding during the year ended December 31, 2011 was approximately $18.0 million attained during July 2011, with an average balance outstanding for the year of $9.7 million.

We, in the normal course of business, issue binding purchase orders to secure product for future sales to our customers. At December 31, 2011, these open purchase orders amounted to approximately $20.4 million, of which approximately $1.3 million were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit will be received during the first six months of 2012. In addition, there were standby letters of credit for approximately $3.4 million related to other matters.

We believe that our cash on hand, borrowings available to us under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

CONTRACTUAL OBLIGATIONS

Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases, minimum royalty payments and other obligations at December 31, 2011 were as follows:

Payments Due By Period

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Long-term debt	$41	$36	$5	$-	$-
Operating leases	55,299	5,526	10,581	10,220	28,972
Royalty payments	7,021	3,086	2,296	1,639	-
Standby letters of credit	3,350	3,350	-	-	-
Open purchase orders	20,377	20,377	-	-	-
Other commitments	73	51	14	8	-
Total (1)	$86,161	$32,426	$12,896	$11,867	$28,972
(1) Contingent obligations such as those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay an amount less than $0.1 million related to uncertain tax positions, which includes an estimate for interest and penalties.

Net cash used in continuing operating activities was $12.4 million for the year ended December 31, 2011, as compared to $2.5 million of net cash provided by continuing operating activities in 2010. The increase in net cash used by continuing operating activities in 2011 as compared with 2010 was primarily the result of an increase in loss from continuing operations of $10.8 million. In addition, the decrease in the net change of trade accounts receivables of $6.3 million and the decrease in the net change of liabilities of $4.1 million primarily reflect investment in Rio working capital after the acquisition on August 25, 2011.

Net cash used in continuing investing activities was approximately $2.3 million for the year ended December 31, 2011, as compared to net cash used in continuing investing activities of $1.4 million in 2010. The 2011 activity primarily reflects the disposition of the women's businesses in May 2011 and the acquisition of Rio in August 2011. See Item 8. Financial Statements and Supplementary Data Note 2 - Acquisitions and Note 16 - Dispositions and Discontinued Operations.

Net cash provided by continuing financing activities in the year ended December 31, 2011 was $2.7 million and primarily reflects the decrease in cash collateralized with our previous issuing bank that was used to pay the related letters of credit as needed. In addition, approximately $8.1 million and $4.6 million of cash were restricted temporarily during 2011 in connection with the acquisition of Rio and to collateralize letters of credit in accordance with our Credit Facility, respectively. See Item 8. Financial Statements and Supplementary Data Note 9 - Borrowings.

We spent $0.4 million on capital expenditures during 2011, primarily for computer equipment and software for our reporting and operating infrastructure. During 2012, we expect capital expenditures of approximately $1.2 million for machinery, equipment and an enterprise resource planning system at Rio and to continue to support our infrastructure.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes. Management bases its estimates on historical information and experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of conditions, which differ from those assumed.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition
Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectability of the sale. The majority of Rio’s sales are shipped FOB destination point and revenue is recognized when the goods are received by the customer. The majority of Hampshire Brand’s sales are shipped FOB shipping point and revenue is recognized when the customer picks up the goods from our third party warehouse. Shipping and handling charges billed to our customers are not included in net revenue as the related costs are included in selling, general and administrative expenses. Revenues are reported on net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.

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

Intangible Assets
We recorded goodwill and intangibles with definite lives, including customer relationships and non-compete agreements, in conjunction with the acquisition of Rio. These intangible assets are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The annual impairment testing required by GAAP requires us to use our judgment and could require us to write down the carrying value of our goodwill using a two-step process. The first step requires comparing the fair value of the reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

We conducted our annual impairment analysis in the fourth quarter of 2011 and also evaluated impairment of other intangible assets when events or changes in circumstances indicate the recovery of the carrying amount should be addressed. To determine the fair value of the reporting unit we utilize discounted cash flows, using ten years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Allowances for Customer Returns and Adjustments
We reserve for customer returns, trade discounts, advertising allowances, customer chargebacks and for sales and markdown allowances granted to customers at the end of selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends and (c) specific agreements or negotiated amounts with customers.

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

Inventory Reserves
We analyze out of season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, we provide reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed our net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of our products are "classics" and remain saleable from one season to the next, and therefore, generally, no reserves are required on these products. Rio recognizes reserves on finished goods which are not considered to be first quality. An estimate is made of the market value, less expense to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

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

Discontinued Operations
We have reclassified from continuing operations the results of operations and financial position of the Hampshire Designers and Item-Eyes divisions separately as discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, an entity is required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-08 will be effective for our fiscal year ending December 31, 2012 and the adoption is not expected to have a material impact to our consolidated financial statements.

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

Our borrowings under the Credit Facility have variable rates based on, at our option, the prime interest rate of the lending institution, or the LIBOR rate. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the revolving Credit Facility and prior credit facility) would have been minimal in 2011 and 2010 due to the negligible short-term borrowings. During 2011 and 2010, borrowings under the Credit Facility were generally repaid on the same day.

In purchasing apparel in international markets, we initiate production orders that require the payment of U.S. dollars. Prices are fixed in U.S. dollars at the time the Company submits an order to a vendor; therefore, we do not have any reason to engage in derivative financial instruments to mitigate these market risks.

Item 8.     Financial Statements and Supplementary Data.

(a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hampshire Group, Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Group, Limited and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP

Charlotte, North Carolina
March 19, 2012

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010

(In thousands, except par value and shares)	2011	2010
Current assets:
Cash and cash equivalents	$25,801	$33,720
Restricted cash	—	2,725
Accounts receivable, net	13,150	13,529
Other receivables	823	679
Inventories, net	18,591	4,128
Other current assets	1,701	2,338
Assets of discontinued operations	174	9,528
Total current assets	60,240	66,647
Fixed assets, net	9,203	9,495
Goodwill	2,460	1,204
Intangible assets, net	16,161	—
Other assets	2,996	1,207
Total assets	$91,060	$78,553

Current liabilities:
Current portion of long-term debt	$36	$38
Accounts payable	11,534	3,210
Accrued expenses and other liabilities	12,574	5,773
Liabilities of discontinued operations	1,070	6,182
Total current liabilities	25,214	15,203
Long-term debt less current portion	5	41
Noncurrent income tax liabilities	4,849	5,703
Deferred rent	5,519	7,210
Other long-term liabilities	13,066	994
Total liabilities	48,653	29,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 8,243,784 shares issued at December 31, 2011 and 2010	824	824
Additional paid-in capital	31,700	30,098
Retained earnings	18,081	32,553
Treasury stock, 1,116,796 and 1,914,549 shares at cost at December 31, 2011 and 2010, respectively	(8,198)	(14,073)
Total stockholders’ equity	42,407	49,402
Total liabilities and stockholders’ equity	$91,060	$78,553

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2011 and 2010

(In thousands, except per share data)	2011	2010

Net sales	$86,148	$57,318
Cost of goods sold	71,588	47,439
Gross profit	14,560	9,879
Selling, general and administrative expenses	28,156	16,871
Loss on lease obligation	6,306	—
Goodwill impairment loss	1,204	—
Special costs	—	4,481
Loss from operations	(21,106)	(11,473)
Other income (expense):
Interest income	5	68
Interest expense	(400)	(329)
Other, net	228	(96)
Loss from continuing operations before income taxes	(21,273)	(11,830)
Income tax benefit	(972)	(2,359)
Loss from continuing operations	(20,301)	(9,471)
Income (loss) from discontinued operations, net of taxes	10,341	(222)
Net loss	$(9,960)	$(9,693)
Basic income (loss) per share:
Loss from continuing operations	$(3.41)	$(1.70)
Income (loss) from discontinued operations, net of taxes	1.74	(0.04)
Net loss	$(1.67)	$(1.74)
Diluted income (loss) per share:
Loss from continuing operations	$(3.41)	$(1.70)
Income (loss) from discontinued operations, net of taxes	1.74	(0.04)
Net loss	$(1.67)	$(1.74)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	5,941	5,554
Diluted weighted average number of common shares outstanding	5,941	5,554

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011 and 2010

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2009	8,243,784	$824	$29,948	$42,246	1,927,119	$(14,169)	$58,849
Net loss	—	—	—	(9,693)	—	—	(9,693)
Restricted stock grants	—	—	(1,213)	—	(165,000)	1,213	—
Restricted stock forfeitures	—	—	1,112	—	151,125	(1,112)	—
Purchase of treasury shares	—	—	—	—	1,305	(5)	(5)
Stock based compensation	—	—	251	—	—	—	251
Balance at December 31, 2010	8,243,784	824	30,098	32,553	1,914,549	(14,073)	49,402
Net loss	—	—	—	(9,960)	—	—	(9,960)
Restricted stock grants	—	—	(1,102)	—	(150,000)	1,102	—
Restricted stock forfeitures	—	—	2,326	—	316,375	(2,326)	—
Issuance of treasury stock for acquisition	—	—	—	(4,512)	(967,009)	7,108	2,596
Stock based compensation	—	—	378	—	—	—	378
Purchase of treasury shares	—	—	—	—	2,881	(9)	(9)
Balance at December 31, 2011	8,243,784	$824	$31,700	$18,081	1,116,796	$(8,198)	$42,407

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010

(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(9,960)	$(9,693)
Less: Income (loss) from discontinued operations, net of taxes	10,341	(222)
Loss from continuing operations	(20,301)	(9,471)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,606	2,726
Loss on goodwill impairment	1,204	—
Loss on lease obligation	6,306	—
Stock based compensation	378	251
Loss on sale or disposal of fixed assets	4	34
Changes in operating assets and liabilities:
Receivables, net	2,131	8,404
Inventories, net	(2,542)	(888)
Other assets	1,509	1,040
Liabilities	(3,734)	397
Net cash provided by (used in) continuing operating activities	(12,439)	2,493
Net cash provided by (used in) discontinued operations	(449)	2,751
Net cash provided by (used in) operating activities	(12,888)	5,244
Cash flows from investing activities:
Capital expenditures	(409)	(167)
Acquisition of a business, net of cash acquired	(12,332)	(1,210)
Proceeds from sale of businesses	15,032	—
Net cash provided by (used in) continuing investing activities	2,291	(1,377)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) investing activities	2,291	(1,377)
Cash flows from financing activities:
Increase in restricted cash	(12,732)	(9,199)
Decrease in restricted cash	15,457	6,474
Proceeds from line of credit	15,488	9,634
Repayment of line of credit	(15,488)	(9,634)
Purchase of treasury stock	(9)	(5)
Repayment of long-term debt	(38)	(39)
Capitalized credit facility costs	—	(743)
Net cash provided by (used in) continuing financing activities	2,678	(3,512)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) financing activities	2,678	(3,512)
Net increase (decrease) in cash and cash equivalents	(7,919)	355
Cash and cash equivalents at beginning of year	33,720	33,365
Cash and cash equivalents at end of year	$25,801	$33,720
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$62	$464
Cash paid during the year for interest	$418	$501

See accompanying notes to consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Hampshire Group, Limited ("Hampshire Group" or the "Company"), through its wholly-owned subsidiaries Hampshire Brands, Inc. ("Hampshire Brands"), Rio Garment S.A. ("Rio"), scott james, LLC (“scott james®”) and Keynote Services, Limited ("Keynote Services"), engages in the apparel business and operates as one segment as its subsidiaries have similar economic characteristics. The Company's corporate offices, sales and showrooms are in New York, NY with back office functions in Anderson, SC. Hampshire Brands source the manufacture of its products from manufacturers worldwide and their products are sold primarily in the United States to various national and regional department stores and mass merchant retailers. Rio, located in San Pedro Sula, Honduras, is an apparel manufacturer, designing, sourcing and producing knit tops for retailers and distributors primarily in the United States. scott james® is a men’s specialty retailer and wholesale provider. Keynote Services, based in China, assists with the sourcing and quality control needs of Hampshire Brands.

Summary of Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes. The Company’s revenues are highly seasonal, causing significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but more than 90% of its annual sales historically occur in the third and fourth quarters, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 11 – Income Taxes.

Allowances for Customer Returns and Adjustments
The Company reserves for customer returns, trade discounts, advertising allowances, customer chargebacks, and for sales and markdown allowances granted to customers at the end of the selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends and (c) specific agreements or negotiated amounts with customers.

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

Inventory Reserves
The Company analyzes out-of-season merchandise on an individual stock keeping unit or SKU basis, to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. The Company recognizes reserves on finished goods manufactured in its Honduran manufacturing facility that are not considered to be first quality. An estimate is made of the market value, less expense to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves may be reduced.

Other Operating Lease Obligations
The Company recognizes a liability for costs to terminate an operating lease obligation before the end of its term if the Company no longer derives economic benefit from the lease. The liability is recognized and measured at its fair value when the Company determines that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations. See Note 7 – Accrued Expenses and Other Liabilities and Note 8 – Other Long-term Liabilities.

Goodwill and Intangible Assets
The Company recorded goodwill and intangibles with definite lives, including customer relationships and non-compete agreements, in conjunction with the acquisition of Rio. These intangible assets are amortized based on their estimated economic lives, over a range of 5 to 11 years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The annual impairment testing required by GAAP requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill using a two-step process. The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, the Company must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

The Company performs its annual impairment test during the fourth quarter of each fiscal year and also evaluates impairment of other intangible assets when events or changes in circumstances indicate the recovery of the carrying amount should be addressed. During 2011, the Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. Management has evaluated the carrying value of intangible assets as of December 31, 2011 and has determined that no additional impairment to assets used in continuing operations was necessary. See Note 6 - Goodwill and Intangible Assets and Note 13 – Fair Value Measurements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The foreign currency translation gains or losses related to the Company’s foreign subsidiaries from its functional currency into U.S. dollars are not significant to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments
The Company's financial instruments primarily consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, and long-term debt. The fair value of long-term debt is disclosed in Note 9 – Borrowings. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2011 and 2010, due to the short-term nature of the items. See Note 13 – Fair Value Measurements.

Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.

Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less from the date of purchase. At December 31, 2011 and 2010 the Company did not have cash invested in interest bearing accounts.

Restricted cash consisted of cash collateralized that was used to pay letters of credit obtained from the Company’s previous issuing bank prior to obtaining the current credit facility. At December 31, 2010, approximately $2.7 million was classified as restricted cash. See Note 9 – Borrowings.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all purchased inventories and average cost for all raw materials, work-in-process and finished goods manufactured in the Honduran facility.

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

Revenue Recognition
The Company recognizes revenues from product sales upon transfer of title and risk of goods is transferred to the customer. At this point, the sales price is fixed and determinable, and the Company is reasonably assured of the collectability of the sale. The majority of Rio’s sales are shipped FOB destination point and revenue is recognized when the goods are received by the customer. The majority of Hampshire Brand’s sales are shipped FOB shipping point and revenue is recognized when the customer picks up the goods from a third party warehouse. Shipping and handling charges billed to customers are not included in net revenue as the related costs are included in selling, general and administrative expenses. Revenues are reported on net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. The Company estimates returns and allowances on an ongoing basis by considering historical and current trends.

Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Total advertising costs for continuing operations were approximately $0.7 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively.

Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in Selling, general and administrative expenses. These costs primarily consist of freight expenses, customs duties and fees incurred by third party shippers to transport product to our customers. Total shipping and freight costs for continuing operations were approximately $1.5 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

Special Costs
In 2006, the Audit Committee of the Board of Directors commenced an investigation involving certain members of the Company’s former management. The Company reported certain costs as Special Costs including, but not limited to, the costs associated with the investigation, the assessment and remediation of certain tax exposures, the restatement of the financial statements which resulted from the findings of the investigation, investigations by the Securities and Exchange Commission and the United States Attorney’s Office, a stockholder derivative suit, Nasdaq Global Market listing related costs, directors and officers insurance expense and other various legal expenses.

Special costs were higher in the prior period due to activity that led to the resolution of the Audit Committee’s investigation in August 2010. The Company has not incurred significant expenses associated with the investigation since that time and does not expect to going forward. See Note 12 – Commitments and Contingencies.

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding restricted stock grants or stock options, if applicable. The weighted-average number of shares outstanding and the weighted-average number of diluted shares outstanding are calculated in accordance with GAAP. See Note 17 – Loss Per Share.

Stock Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company awards market-based restricted stock or stock options to employees, managers, named executive officers and directors.

During the years ended December 31, 2011 and 2010, the Company incurred $0.4 million and $0.3 million in stock based compensation expense. The Company’s stock-based employee compensation plans are described more fully in Note 14 – Stock Plans, Compensation Plans and Retirement Savings Plan.

Treasury Stock
The Company accounts for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders' equity. The Company holds repurchased shares in treasury for general corporate purposes, including issuances under various employee compensation plans and consideration for acquisitions. When treasury shares are reissued, the Company uses a weighted average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price in excess of purchase costs is treated as additional paid-in capital.

Discontinued Operations
In accordance with GAAP, the accompanying consolidated financial statements present separately the results of operations and financial position of discontinued operations. See Note 16 – Dispositions and Discontinued Operations.

Recent Accounting Standards
In September 2011, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, an entity is required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-08 will be effective for the Company’s fiscal year ending December 31, 2012 and the adoption is not expected to have an impact to the Company’s consolidated financial statements.

Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the financial statements were issued.

Note 2 – Acquisitions

On August 25, 2011, pursuant to a merger agreement, dated June 13, 2011 as amended (the “Merger Agreement”) by and among the Company, RG Merger Sub S.A. (a wholly-owned subsidiary of the Company), Rio Garment S. de R.L., the Rio Garment S. de R.L. equity holders, and BGY II, LLC, the Company completed its acquisition of Rio Garment S. de R.L. by way of a merger of Rio Garment S. de R.L. with and into RG Merger Sub S.A., (the “Merger”) for an aggregate purchase price of approximately $21.6 million. RG Merger Sub S.A. was subsequently renamed Rio Garment S. A. (“Rio”). Upon closing, pursuant to the Merger Agreement, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Approximately $0.4 million due from escrow relating to a purchase price adjustment is recorded in Other receivables as of December 31, 2011. Additionally, the Company issued to the former Rio equity holders an aggregate of $2.6 million in Hampshire common stock, par value $0.10 (“Hampshire Common Stock”) and held back an additional $6.5 million of Hampshire Common Stock (1,781,798 shares) for potential post-closing purchase price adjustments and indemnification claims. The Company also paid in cash certain liabilities of Rio totaling approximately $5.9 million. The Company financed the cash portion of the acquisition with cash-on-hand.

The Company acquired Rio to diversify its distribution channels with the vertical specialty stores and improve its profitability and growth potential. The preliminary allocation of the purchase price used below is based upon estimates. These estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuations of the net tangible and intangible assets acquired in connection with the acquisition of Rio. The following table summarizes the estimated fair values of the assets acquired and liabilities, including purchase price adjustments, assumed at the acquisition date:

(In thousands)	August 25, 2011
Purchase price at acquisition date, adjusted	$15,111
Additional installment of purchase price	6,500
Total	$21,611
Assets
Cash	$183
Accounts receivable	1,896
Inventories	11,921
Other current assets	872
Fixed assets	1,203
Indemnification asset	1,950
Goodwill	2,460
Intangible assets	16,681
Other assets	25
Total assets acquired	$37,191

Liabilities
Accounts payable	$9,098
Accrued expenses and other liabilities	6,482
Total liabilities assumed	$15,580

Purchase price (net assets acquired)	$21,611

Intangible assets include approximately $16.4 million and $0.2 million attributable to customer relationships and a non-compete agreement, respectively, that are being amortized on a straight-line basis over a range of 5 to 11 years that reflects their estimated economic lives. The Company’s $2.5 million of goodwill represents the enhancement of the Company’s creative design and retail industry and sourcing relationships and the resulting cross-selling opportunities for the Company divisions. The Company does not expect goodwill to be deductible for tax purposes. In addition, the Company recorded an indemnification asset in the amount of approximately $2.0 million in relation to certain tax obligations that were assumed by the Company upon the acquisition.

The additional installment of purchase price includes contingent consideration in the amount of approximately $6.5 million to be paid to the sellers based on post-closing purchase price adjustments in accordance with the Merger Agreement. The contingent consideration is in the form of an earn-out based on the performance of Rio during 2011 and an indemnification period. The performance target was met, therefore, approximately $1.8 million in cash already paid to escrow will be released to the sellers and approximately $2.8 million of Hampshire Common Stock will be paid to the sellers subsequent to December 31, 2011. Also, approximately $3.7 million of Hampshire Common Stock is expected to be paid to the sellers at the conclusion of the indemnification period eighteen months from the acquisition date. The recorded value of the contingent consideration approximates fair value as of December 31, 2011.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and Rio, on a pro forma basis, as though the Merger had occurred as of the first date of the twelve months ended December 31, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the years ended December 31, 2011 and 2010 combines the historical results for the Company and the historical results for Rio for the years ended December 31, 2011 and 2010. The basic and diluted weighted average number of common shares outstanding assumes that the Company issued all shares of common stock consideration as contemplated by the Merger Agreement on January 1, 2010.

(In thousands except per share data)	December 31, 2011	December 31, 2010
Net sales	$121,708	$112,281
Net loss from continuing operations	$(19,334)	$(13,944)
Basic loss per share	$(2.29)	$(1.65)
Diluted loss per share	$(2.29)	$(1.65)
Basic weighted average number of common shares outstanding	8,426	8,433
Diluted weighted average number of common shares outstanding	8,426	8,433

In connection with the Merger, the Company incurred approximately $2.1 million of acquisition related costs during the year ended December 31, 2011. These costs were recorded in Selling, general and administrative expenses in the consolidated statement of operations. The Company’s results of operations for the year ended December 31, 2011 include approximately $29.2 million attributable to the net sales of Rio since August 25, 2011, the date of the Merger. Substantially all of Rio’s sales were to United States based customers. Approximately $1.3 million of the Company’s long lived assets are attributable to Rio and located in Honduras.

On May 20, 2010, the Company consummated the acquisition of certain assets of S. Kuhlman, LLC and S Kuhlman Wholesale LLC (collectively “scott james®”) for total consideration of $1.4 million. scott james® is a men’s specialty retailer and wholesale provider of apparel. scott james® operates one store and a wholesale business that sells primarily to upscale specialty stores. See Note 6 – Goodwill and Intangible Assets and Note 13 – Fair Value Measurements.

Note 3 - Receivables and Major Customers

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2011 and 2010 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs and for sales and markdown allowances of approximately $6.1 million and $8.7 million, respectively.

The Company sells principally to department stores, chain stores, specialty stores, mass merchants and other retailers located principally in the United States. The Company's sales to its three largest customers for the year ended December 31, 2011 represented 30%, 28% and 16% of total sales. For the year ended December 31, 2010, these three major customers represented 0%, 44% and 22% of total sales, respectively. At December 31, 2011 and 2010, 71% and 67%, respectively, of the total gross trade receivables were due from these major customers.

The major components of other receivables at December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Receivable from escrow	$370	$—
Income tax refunds receivable	86	206
Receivable from licensor	—	228
Other	367	245
Other receivables	$823	$679

Note 4 - Inventories

Inventories at December 31, 2011 and 2010 consisted of the following:

(In thousands)	2011	2010
Finished goods	$9,253	$3,660
Work in process	2,878	—
Raw materials and supplies	7,600	802
Total cost	19,731	4,462
Less: reserves	(1,140)	(334)
Inventories, net	$18,591	$4,128

Note 5 - Fixed Assets

Fixed assets at December 31, 2011 and 2010 consisted of the following:

(In thousands)	Estimated Useful Lives	2011	2010
Leasehold improvements	5 – 15 years	$7,821	$7,471
Machinery and equipment	3 – 7 years	4,094	3,846
Furniture and fixtures	3 – 7 years	3,691	3,981
Software	3 years	1,383	1,428
Vehicles	5 years	27	—
Construction in progress	—	387	19
Total cost		17,403	16,745
Less: accumulated depreciation		(8,200)	(7,250)
Fixed assets, net		$9,203	$9,495

Depreciation expense was approximately $1.9 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively.

Note 6 – Goodwill and Intangible Assets

GAAP specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. During the second quarter of 2011, the Company determined that based on the operating results of scott james®, an indicator of impairment was present and based upon present value tests performed, the Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. Management has evaluated the carrying value of intangible assets as of December 31, 2011 and has determined that no additional impairment was necessary.

In connection with the Merger, the Company recorded identifiable intangible assets. As of December 31, 2011, $16.4 million represents customer relationships that are being amortized on a straight-line basis over a range of 7 to 11 years and $0.2 million represents a non-compete agreement amortizable over 5 years. The Company also recorded an indemnification asset in the amount of approximately $2.0 million in relation to certain tax obligations that were assumed by the Company upon the acquisition. The indemnification asset is classified in Other Assets on the Consolidated Balance Sheet. The indemnification period expires in February 2013. See Note 2 – Acquisitions.

A reconciliation of the beginning and ending carrying balance for goodwill for the years ended December 31, 2011 and 2010 in the consolidated balance sheet is shown below:

(In thousands)
Goodwill acquired on May 20, 2010	$1,182
Purchase price adjustments	22
Goodwill as of December 31, 2010	$1,204

Goodwill as of December 31, 2010	$1,204
Impairment charge	(1,204)
Goodwill acquired on August 25, 2011	2,270
Purchase price adjustments	190
Goodwill as of December 31, 2011	$2,460

The following tables highlight the Company’s intangible assets as of December 31, 2011 and 2010:

	2011		2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Indemnification asset	$1,950	$—	$—	$—
Goodwill	2,460	—	1,204	—
Total	$4,410	$—	$1,204	$—
Amortized Intangibles:
Customer relationships	$16,441	$(504)	$—	$—
Non-compete agreement	240	(16)	—	—
Total	$16,681	$(520)	$—	$—

(In thousands)	2011	2010
Amortization expense	$520	$—

Amortization expense for intangible assets for each fiscal year ending December 31 for 2012 through 2015 is expected to be approximately $1.6 million. For the fiscal year ending on December 31, 2016, amortization expense is expected to be approximately $1.5 million.

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2011 and 2010 consisted of the following:

(In thousands)	2011	2010
Accrued rent	$5,487	$3,612
Earn-out liability	2,750	—
Current portion of loss on lease obligations	1,499	174
Compensation, benefits and related taxes	1,314	838
Royalties	150	21
Income tax reserves	46	109
Other	1,328	1,019
Accrued expenses and other liabilities	$12,574	$5,773

Accrued rent represents disputed unpaid rent for the Company’s New York, NY office. See Note 12 – Commitments and Contingencies.

The Company has short-term loss on subleases separate from the New York office lease of $0.3 million and $0.2 million that is classified in Current portion of loss on lease obligations at December 31, 2011 and 2010, respectively, in the table above.

Note 8 – Other Long-term Liabilities

Other long-term liabilities at December 31, 2011 and 2010 consisted of the following:

(In thousands)	2011	2010
Long-term portion of loss on lease obligations	$7,198	$555
Indemnification liability	3,750	—
Other	2,118	439
Accrued expenses and other liabilities	$13,066	$994

In November 2011, Hampshire employees and office equipment were completely vacated from two of the five floors leased at the New York office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. The Company recorded a loss on lease charge of $6.3 million during the fourth quarter 2011, net of the release of deferred rent attributable to the vacant space. A total loss on lease obligation for the New York office lease of $7.9 million was recorded on the balance sheet as of December 31, 2011.

The Company has long-term loss on subleases separate from the New York office lease of $0.5 million and $0.6 million that is classified in Long-term portion of loss on lease obligations at December 31, 2011 and 2010, respectively, in the table above.

Note 9 - Borrowings

Long-Term Debt
Long-term debt, which is collateralized by equipment, at December 31, 2011 and 2010 consisted of the following:

(In thousands)	2011	2010
Note payable in monthly installments of $4 including interest at 6.15%	$41	$79
Total long-term debt	41	79
Less: amount payable within one year	(36)	(38)
Amount payable after one year	$5	$41

The fair value of the long-term debt at December 31, 2011 and 2010, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.

Revolving Credit Facility
On October 28, 2010, the Company entered into a credit agreement (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”).

Approximately $0.5 million and $0.7 million of capitalized credit facility fees net of accumulated amortization are included in Other Assets in the consolidated balance sheet as of December 31, 2011 and 2010, respectively. Amortization expense for the Credit Facility costs for the years ended December 31, 2011 and 2010 was approximately $0.2 million and $0.7 million, respectively. For the year ended December 31, 2010, approximately $0.4 million and of amortization expense was incurred with the previous credit facility and $0.3 million of unamortized capitalized loan costs related to the previous credit facility was written off as of the date of termination. For each fiscal year ending on December 31 for 2012 through 2014, amortization expense relating to credit facility costs is expected to be approximately $0.2 million.

On August 15, 2011, we entered into a First Amendment to Credit Agreement and Consent (the “Amendment and Consent”) with WFCF. Pursuant to the Amendment and Consent, WFCF, as agent under the Credit Facility consented to the Merger and also waived certain defaults that would otherwise have arisen under the Credit Facility as a result of the Merger. The Amendment and Consent also provides that upon satisfaction of certain conditions, certain provisions of the Credit Facility will be amended to permit, among other things, the financing of the operations by means of loans, advances or other cash investments, the purchase of accounts receivable and inclusion of such purchased receivables in the calculation of the borrowing base under the Credit Facility, certain transactions with affiliates and the existence of certain indebtedness and liens on the property of the acquired company that were not expected to be paid in full or terminated and released in connection with the Merger.

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

The Company, at its discretion, may prepay outstanding principal, in whole or part, at any time. The Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including in the event the amount outstanding under the Credit Facility exceeds the borrowing base. The Credit Facility also contains customary provisions that enable WFCF to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of the fixed charge coverage ratio (which is applicable only so long as the Company does not meet minimum liquidity requirements), insolvency, bankruptcy, a change of control of the Company and failure to perfect certain liens on the collateral securing the obligations under the Credit Facility. The Company was in compliance with all covenants related to the Credit Facility as of December 31, 2011.

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

Interest accrues on outstanding indebtedness under revolving credit loans at an annual rate, equal to: (a) the LIBOR Rate (as defined in the Credit Facility) plus 2.50% for obligations with a LIBOR based interest rate, or (b) a base rate equal to 1.75% plus the greatest of (i) the Federal Funds Rate (as defined in the Credit Facility) plus 0.50%, (ii) one-month LIBOR rate plus 1.50%, and (iii) the prime rate of interest announced, from time to time, by WFCF at its principal office. All interest is calculated on the basis of actual number of days elapsed based on a 360 day year. In addition, the Credit Facility requires the Company to pay certain customary fees, costs and expenses of WFCF.

At December 31, 2011, there were no outstanding borrowings and approximately $4.7 million outstanding under letters of credit. Borrowing availability was approximately $4.9 million at December 31, 2011 and the Company had approximately $25.8 million of cash and cash equivalents not included in the availability calculation.

Note 10 - Stockholder Rights Plan

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

Each Right will entitle stockholders, in certain circumstances, to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $33.00. The Rights will be exercisable and transferable apart from the common stock only if a person or group acquires beneficial ownership of 15% or more of the common stock (such person or group, an “Acquiring Person”) (except, subject to certain limitations, for stockholders who, together with their affiliates and associates, in excess of 15% of the common stock) as of August 13, 2008 or commences a tender or exchange offer upon consummation of which a person or group would own 15% or more of the outstanding common stock. In accordance with the Merger Agreement dated June 13, 2011, the Rights Plan was amended to permit the issuance of Hampshire Common Stock to the former Rio equity holders in connection with the Merger.

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

The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time until a person or group has become an Acquiring Person.

Note 11 - Income Taxes

The components of loss before income tax benefit for the years ended December 31, 2011 and 2010 consists of the following:

(In thousands)	2011	2010
US	$(13,558)	$(12,146)
Foreign	2,626	94
Loss before income tax benefit	$(10,932)	$(12,052)

The income tax benefit related to continuing operations for the years ended December 31, 2011 and 2010 consists of the following:

(In thousands)	2011	2010
Current:
Federal	$(813)	$(284)
Foreign	23	23
State and local	(182)	(2,098)
Total current	(972)	(2,359)
Deferred:
Federal	—	—
Foreign	—	—
State and local	—	—
Total deferred	—	—
Total tax benefit	$(972)	$(2,359)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Deferred tax assets:
Basis in intangible assets	$438	$647
Accounts receivable reserves	341	1,889
Inventory reserves	556	552
Unrecognized tax benefits	1,655	1,760
All other accrued expenses	2,862	2,434
Deferred compensation	205	81
Deferred rent	2,329	3,014
Loss on lease obligations	3,486	112
Net operating loss carryforwards	15,398	13,160
Foreign tax credit carryforwards	255	—
Charitable contributions carryforward	152	134
Capital loss and AMT credit carryforwards	164	164
Total deferred tax assets	27,841	23,947
Less: valuation allowances	(25,827)	(22,702)
Net deferred tax assets	$2,014	$1,245

Deferred tax liabilities:
Basis in fixed assets	$989	$1,245
Undistributed foreign earnings	1,025	—
Total deferred tax liabilities	$2,014	$1,245

GAAP requires companies to assess whether valuation allowances should be established against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current and/or previous losses are given more weight than its future projections. A cumulative loss position is considered a significant factor that is difficult to overcome.

The Company evaluates its deferred tax assets each reporting period, including assessment of its cumulative loss position, to determine if valuation allowances are required. A significant negative factor is the Company’s cumulative loss position. This, combined with uncertain near-term economic conditions, reduces the Company’s ability to rely on projections of future taxable income in establishing its deferred tax assets valuation allowance. Due to the weight of the significant negative evidence, GAAP requires that a valuation allowance be established on all of the Company’s net deferred tax assets.

The valuation allowances do not impact the Company’s cash position, nor do they preclude the Company from using net operating loss carryforwards and/or carrybacks, tax credits or other deferred tax assets in the future. Further, the valuation allowances are not the result of a significant change in the Company’s view of its long-term financial outlook.

The following table reconciles the income tax benefit from continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit for the years ended December 31, 2011 and 2010:

(In thousands except percentages)	2011	2010
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(7,233)	$(4,092)
State benefit, net of federal benefit	(1,272)	(742)
Changes in uncertain tax positions	(960)	(1,332)
Changes in valuation allowances	7,274	3,855
Changes in valuation allowances attributable to tax on foreign earnings	1,025	—
Changes in valuation allowances with no tax effect	373	—
Permanent differences, net	923	(97)
Differences between U.S. and foreign tax rates	(893)	—
Differences between current and deferred tax rates	83	61
Foreign taxes	23	23
Foreign tax credits	(255)	—
State tax refunds	(60)	—
Other, net	—	(35)
Income tax benefit	$(972)	$(2,359)

Consistent with GAAP, the Company determines whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be realized upon settlement with the taxing authority. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statements of operations.

The Company’s liability for unrecognized tax benefits was $4.5 million and $5.5 million as of December 31, 2011 and 2010, respectively.  The Company’s liability for unrecognized tax benefits as of December 31, 2011 and 2010 includes accrued interest of $1.8 million and $1.7 million, respectively, and penalties of $0.3 million and $0.3 million, respectively. If the Company were to recognize these benefits, the effective rate would reflect a favorable net impact of $1.6 million and $2.7 million, excluding interest and penalties, in 2011 and 2010, respectively. The Company recognized no net tax expense or benefit for interest during 2011 and a net tax benefit for interest of $0.5 million during 2010. The Company recognized no net tax expense or benefit for penalties during 2011 and 2010.

During 2012, the Company anticipates that total unrecognized tax benefits will decrease by approximately $0.1 million, including nominal amounts of interest and penalties, due primarily to the lapsing of statutes of limitations within 12 months of December 31, 2011.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2011	2010
Gross unrecognized tax benefits at January 1	$3,632	$4,510
Increases/(Decreases) in tax positions for prior years	(22)	930
Increases in tax positions for current year	—	85
Settlements	(1)	(203)
Lapse in statute of limitations	(936)	(1,690)
Gross unrecognized tax benefits at December 31	$2,673	$3,632

The Company elected to carry back its 2009 federal net operating loss to tax years 2004 and 2005. As a result, the statute of limitations with respect to the Company’s federal income tax returns is open for tax years 2004 and 2005, up to the amount of the 2009 federal net operating loss carryback. In addition, the Company’s federal statute of limitations is open for tax years 2008 and beyond. With limited exceptions, the statutes of limitations for state income tax returns remain open for tax years 2007 and beyond. The Company also files income tax returns in Hong Kong and Honduras. The statute of limitations for the Company’s Hong Kong income tax returns is open for tax years 2005 and beyond, and the statute of limitations for the Company’s Honduran income tax returns is open for tax years 2006 and beyond.

As of December 31, 2011, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $35.2 million, which expire in varying amounts from 2019 to 2031. Approximately $3.9 million of these federal net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006. The Company has state net operating loss carryforwards of $55.6 million as of December 31, 2011 expiring from 2013 to 2031. Approximately $0.7 million of these state net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.

Rio operates under a Honduran Free Trade Zone Regime. This regime exempts Rio from Honduran municipal taxes, asset taxes and income taxes. To maintain the exemption, Rio must export at least 95% of its annual production; currently, Rio exports 99% of its production.

Note 12 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to fifteen years and one month. At December 31, 2011, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year are as set forth in the table below:

Year	(In thousands)
2012	$5,526
2013	5,677
2014	4,904
2015	5,071
2016	5,149
Thereafter	28,972
$55,299

At December 31, 2011, future rental revenue to be received under non-cancellable subleases having an initial or remaining non-cancelable term in excess of one year are as set forth in the table below:

Year	(In thousands)
2012	$824
2013	741
2014	73
2015	72
2016	—
$1,710

For the years ended December 31, 2011 and 2010, rent expense for operating leases was approximately $4.1 million and $3.5 million, respectively.

The Company entered into a 15 year, one month lease of approximately 77,000 square feet of office space in New York, NY on July 11, 2007 (the “New York Lease”). The New York Lease provides for minimum payments of $63.7 million over the lease term. The Company’s possession of the space commenced in September 2007 and lease payments began in March 2008. The New York Lease includes guaranteed minimum consumer price index (“CPI”) increases that commenced in 2009 and tiered rent escalations commencing in 2010. The New York Lease and associated incentives are being amortized on a straight-line basis over the expected lease term, including any rent holidays, guaranteed minimum CPI increases and tiered rent escalations.

As part of the New York Lease, the landlord (“Landlord”) agreed to commence and substantially complete major capital improvements to the common areas of the New York Office by June 2008. After June 2008, if such capital improvements have not been substantially completed, the New York Lease provides, among other things, for a reduction in rent by one half for each day beyond June 30, 2008 that the capital improvements remain incomplete and are not being diligently prosecuted toward completion.

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the Landlord of the New York Office and the receiver of such property appointed in connection with a foreclosure action commenced against Landlord by its lender. The complain sought (i) a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The Supreme Court action was dismissed on December 16, 2011 without prejudice to renew the action if complete relief is not afforded in the Civil Court action.

On February 23, 2011, the court appointed Receiver of the subject propery commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The Receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action dated June 16, 2011. The motion and subsequent cross-motion were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery which remains in process through the date the financial statements were issued. See Note 7 – Accrued Expenses and Other Liabilities.

The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments as of December 31, 2011 are set forth in the table below:
Year	(In thousands)
2012	$3,086
2013	900
2014	1,396
2015	1,639
$7,021

For the years ended December 31, 2011 and 2010, royalty expenses for licensing for continuing operations were approximately $3.8 million and $4.0 million, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2011, these open purchase order commitments amounted to approximately $20.4 million, of which approximately $1.3 million were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2012, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $3.4 million related to other matters.

The Audit Committee's investigation was resolved in August 2010. The Company has not incurred significant expenses associated with the Audit Committee's investigation since that time and does not expect to going forward.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 13 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2011, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. See Note 6 – Goodwill and Intangible Assets.

Note 14 - Stock Plans, Compensation Plans and Retirement Savings Plan

Equity Plans
The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist the Company in attracting, retaining, motivating, and rewarding key employees, officers, directors, and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the Company’s stockholders, though the Company’s stockholder will experience dilution when such shares vest. The Stock Plan permits the Company to award eligible persons nonqualified stock options, restricted stock, and other stock-based awards. In connection with the adoption of the Stock Plan, the Board authorized 880,000 Stock Plan shares and approved grants of restricted stock under the Stock Plan to employees, managers, named executive officers and directors.

Ten percent of each award of restricted stock is subject to time-based vesting (the “Time-Vested Shares”), with 25% of the Time-Vested Shares vesting on March 31 of each of 2011, 2012, 2013 and 2014, subject to the respective grantee’s entry into the Stock Plan and continued service through the applicable vesting date. The remaining 90% of each award of restricted stock will be subject to performance-based vesting (the “Performance-Vested Shares”), with 25% of the Performance-Vested Shares vesting on March 31 of each of 2011, 2012, 2013 and 2014, provided that as of each such vesting date the Company’s consolidated return on operating income for the preceding fiscal year as a percent of average working capital (excluding discontinued operations) is equal to or greater than 6%, with respect to the 2010 and 2011 fiscal years, and 8%, with respect to the 2012 and 2013 fiscal years. In the event the Company misses its target in a given year, the shares that would otherwise have vested in that year will be rolled forward to the next year and will vest simultaneously with the shares already allocated for that subsequent year should the Company exceed that year’s target by an amount sufficient to cover the prior year’s or years’ cumulative shortfall. This rollover mechanism will permit shares to be carried forward over multiple years until the expiration of the Plan. No Performance-Vested Shares vested during 2011 and 2010 and were rolled forward to subsequent years.

The following summarizes the activity for the Stock Plan’s non-vested restricted stock for the years ended December 31, 2011 and 2010:

	2011		2010
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	840,184	$3.38	847,500	$3.01
Granted – restricted stock	—	—	165,000	4.89
Forfeited	(316,375)	3.15	(151,125)	3.00
Vested	(21,434)	3.37	(21,191)	3.01
Non-vested at end of period	502,375	$3.52	840,184	$3.38

Separate from the Stock Plan, the Company granted 100,000 stock options (the “Options”) on May 2, 2011 to the chief executive officer. The Options expire ten years from the grant date and vest ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates. One-third of the Options vested on the grant date and the remaining two-thirds were unvested as of December 31, 2011. The weighted average exercise price was $3.09 per option. During fiscal year 2011, no Options were exercised, forfeited or expired. The remaining contractual term for the Options is approximately 9.3 years. The weighted average per share grant date fair value of the Options was $1.92 per option. The Company used the Black-Scholes option pricing model to estimate the weighted average per share grant date fair value. The assumptions used in the Black-Scholes option pricing model included (1) a risk-free interest rate of 3% for the periods within the expected life of the option based on the U.S. Treasury yield curve in effect at the time of grant, (2) an expected life of options granted to be 5.5 years, the midpoint between the average vesting term and the contractual term, (3) an expected volatility of 70% for the periods of the expected life of the option determined using historical volatilities based on historical stock prices and (4) an expected dividend yield of 0% that is based on the Company’s historical practice and expected annual dividend.

The Company also granted 100,000 restricted stock units (“RSUs”) on May 2, 2011 to the chief executive officer. Each RSU represents the right to receive one share of the Company’s common stock upon settlement. The RSUs will vest and settle ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates.

The following summarizes the activity for the non-vested RSUs granted on May 2, 2011 for the year ended December 31, 2011:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	—	$—
Granted	100,000	3.09
Forfeited	—	—
Vested	—	—
Non-vested at end of period	100,000	$3.09

On August 25, 2011 the Company granted 150,000 restricted shares of the Hampshire Common Stock (the “Restricted Stock”) to the chief executive officer. The shares of Restricted Stock will vest ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates.

The following summarizes the activity for the non-vested Restricted Stock granted on August 25, 2011 for the year ended December 31, 2011:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	—	$—
Granted	150,000	2.74
Forfeited	—	—
Vested	(50,000)	2.74
Non-vested at end of period	100,000	$2.74

Compensation expense related to the equity plans is recorded in the Selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting periods. During the years ended December 31, 2011 and 2010, the Company incurred $0.4 million and $0.3 million in compensation cost related to all stock awards and was reflected as non-cash equity compensation on the Consolidated Statements of Cash Flows. At December 31, 2011, there was $0.4 million in unrecognized compensation expense related to the stock awards to be recognized over a period of approximately two years.

Cash Incentive Plan
The Company adopted The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which the Company will grant annual performance-based bonuses to certain of its employees. The goal of the Bonus Plan is to align the annual interests of management and other key employees with those of the Company and its stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan are a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved. The Company did not grant a bonus under the Bonus Plan for fiscal years 2011 and 2010.

Long-Term Bonus Plan
The Executive Committee of the Board adopted the Hampshire Group, Limited Long-Term Bonus Plan (the “Long-Term Bonus Plan”) on February 28, 2008. Due to the separation from employment of several award recipients, only $0.2 million remained accrued as of December 31, 2010. The Compensation Committee terminated the Long-Term Bonus Plan on March 17, 2010.

Retirement Savings Plan
The Company and certain subsidiaries have a 401(k) retirement savings plan under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company's matching contribution is determined annually at the discretion of the Board. All Company matching contributions vest fully after six years of employment. The Board suspended matching contributions in May 2009 and resumed matching contributions effective January 1, 2012.

Note 15 - Related Party Transactions

Upon closing on August 25, 2011, pursuant to the Merger Agreement, the Company paid to the equityholders of Rio, which include two current directors, Mr. Buxbaum and Mr. Yogel and the current president of Rio, Mr. Gren (the “Equityholders”) a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Approximately $0.4 million due from escrow relating to a purchase price adjustment is recorded in Other receivables as of December 31, 2011. Additionally, the Company issued to the Equityholders an aggregate of $2.6 million of Hampshire Common Stock and held back an additional $6.5 million of Hampshire Common Stock for potential post-closing purchase price adjustments and indemnification claims.

The additional installment of purchase price includes contingent consideration in the amount of approximately $6.5 million to be paid to the sellers based on post-closing purchase price adjustments in accordance with the Merger Agreement. The contingent consideration is in the form of an earn-out based on the performance of Rio during 2011 and an indemnification period. The performance target was met, therefore, approximately $1.8 million in cash already paid to escrow will be released to the sellers and $2.8 million of Hampshire Common Stock will be paid to the sellers subsequent to December 31, 2011. Also, approximately $3.7 million of Hampshire Common Stock is expected to be paid to the sellers at the conclusion of the indemnification period eighteen months from the acquisition date. The recorded value of the contingent consideration approximates fair value as of December 31, 2011.

 In addition, pursuant to the Merger Agreement, at closing the Company repaid to Buxbaum Company, LLC, an entity affiliated with, and controlled by, Mr. Buxbaum, indebtedness of Rio totaling $2.2 million, YIH III, LLC, an entity affiliated with, and controlled by, Mr. Yogel, indebtedness of Rio totaling $0.8 million, and repaid to David Gren indebtedness of Rio totaling $0.1 million. In addition, Buxtradefina, LLC (“BTF”), an entity affiliated with, and controlled by, Mr. Buxbaum, was a co-obligor of a promissory note issued by Rio to a third party; in connection with the Merger Agreement, the Company agreed to indemnify BTF for any amounts required to be paid by BTF under the terms of such note. The promissory note issued by Rio was fully paid as of December 31, 2011.

During 2011, the Company paid approximately $0.2 million for screen printing services to a vendor affiliated with Mr. Gren. At December 31, 2011, accounts payable to this vendor was approximately $0.1 million.

Note 16 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On May 5, 2011, in two separate transactions, the Company sold certain assets of Hampshire Designers for a total purchase price of $12.0 million, plus inventory valued at approximately $2.4 million, of which $0.6 million remains unpaid as of December 31, 2011, and certain assets of Item-Eyes for a total purchase price of $0.3 million, plus inventory and factory advances valued at approximately $0.9 million, both subject to post closing adjustments, to third party buyers. Inventory in transit, valued at $1.6 million and $0.4 million for Hampshire Designers and Item-Eyes, respectively, was also purchased by each buyer and was payable upon delivery. As part of the sale transactions, the Company transferred and assigned certain assets, primarily the divisions’ trademark labels, to each respective buyer.

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

In addition, each buyer assumed outstanding vendor and customer purchase orders and outstanding orders for shipments of goods-in-transit and the Item-Eyes buyer assumed certain open letters of credit. In each case, the Company retained ownership of its accounts receivable relating to the inventory sales made prior to the closing date and accounts payable relating to the inventory sold. The Company recognized a pre-tax gain of $12.1 million on the sale of Hampshire Designers and a pre-tax loss of $0.3 million on the sale of Item-Eyes net of, among other things, severance and transaction related costs. The Company believes its net operating loss carryforwards will offset any tax liability resulting from the net gain. The funds from the sale of assets and the liquidation of the remaining assets are being used to fund operations and other general corporate purposes.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations for the years ended December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Accounts receivable, net	$—	$2,881
Inventories, net	—	4,837
Other receivables	170	1,438
Other current assets	4	372
Assets of discontinued operations	$174	$9,528

Accounts payable	$237	$5,328
Accrued expenses and other liabilities	833	854
Liabilities of discontinued operations	$1,070	$6,182

At December 31, 2011 and 2010, approximately $0.2 million and $0.5 million, respectively, remains accrued in Accrued expenses and other liabilities in the table above relating to divisions disposed and discontinued prior to 2010.

The operating results for the discontinued operations for the years ended December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Net sales	$16,311	$77,164

Gross loss	$(2,455)	$(16,558)

Gain on sale of discontinued operations	$11,814	$—

Income (loss) on discontinued operations before income taxes	$10,341	$(222)
Income tax provision	—	—
Income (loss) from discontinued operations, net of taxes	$10,341	$(222)

Note 17 –Loss Per Share

Set forth in the table below is the reconciliation by year of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss per share ("EPS"):

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
2011:
Basic loss from continuing operations	$(20,301)	5,941	$(3.41)
Effect of dilutive securities:
Preferred stock rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(20,301)	5,941	$(3.41)
2010:
Basic loss from continuing operations	$(9,471)	5,554	$(1.70)
Effect of dilutive securities:
Preferred stock rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(9,471)	5,554	$(1.70)

For the years ended December 31, 2011 and 2010, potentially dilutive shares of 622,500, and 771,750, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. These shares consist of Performance Vested Shares and RSUs. See Note 14 - Stock Plans, Compensation Plans and Retirement Savings Plan.

Note 18 – Restructuring and Cost Reduction Plans

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

	Twelve Months Ended
	December 31, 2011			December 31, 2010
(In thousands)	Personnel Reductions	Other Costs	Total	Personnel Reductions	Other Costs	Total
Beginning of period	$—	$447	$447	$32	$1,210	$1,242
Costs charged to expense	—	—	—	—	—	—
Costs paid or settled	—	(111)	(111)	(32)	(763)	(795)
End of period	$—	$336	$336	$—	$447	$447

(b) Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2011 and 2010 quarterly statements of operations.

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2011 quarters ended:

(In thousands, except per share data)	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Net sales	$3,511	$3,467	$33,492	$45,678
Gross profit (loss)	731	(27)	5,639	8,217
Selling, general and administrative expenses	4,277	5,948	8,726	9,205
Loss on lease obligation	—	—	—	6,306
Goodwill impairment loss	—	1,204	—	—
Loss from operations	(3,546)	(7,179)	(3,087)	(7,294)
Loss from continuing operations before income taxes	(3,626)	(7,300)	(3,234)	(7,113)
Provision (benefit) for income taxes	69	(27)	(1,056)	42
Loss before discontinued operations	(3,695)	(7,273)	(2,178)	(7,155)
Income (loss) from discontinued operations, net of taxes	(1,302)	10,386	356	901
Net income (loss)	$(4,997)	$3,113	$(1,822)	$(6,254)

Basic income (loss) per share:
Loss from continuing operations	$(0.67)	$(1.30)	$(0.36)	$(1.08)
Income (loss) from discontinued operations, net of taxes	(0.23)	1.85	0.06	0.14
Net income (loss)	$(0.90)	$0.55	$(0.30)	$(0.94)

Diluted income (loss) per share:
Loss from continuing operations	$(0.67)	$(1.30)	$(0.36)	$(1.08)
Income (loss) from discontinued operations, net of taxes	(0.23)	1.85	0.06	0.14
Net income (loss)	$(0.90)	$0.55	$(0.30)	$(0.94)

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2010 quarters ended:

(In thousands, except per share data)	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$2,559	$2,333	$27,335	$25,091
Gross profit (loss)	254	(15)	6,166	3,474
Selling, general and administrative expenses	4,073	3,659	4,907	4,232
Special costs	541	3,874	65	1
Income (loss) from operations	(4,360)	(7,548)	1,194	(759)
Income (loss) from continuing operations before income taxes	(4,474)	(7,671)	1,098	(783)
Provision (benefit) for income taxes	39	83	(2,295)	(186)
Income (loss) before discontinued operations	(4,513)	(7,754)	3,393	(597)
Income (loss) from discontinued operations, net of taxes	(507)	(85)	(96)	466
Net income (loss)	$(5,020)	$(7,839)	$3,297	$(131)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.81)	$(1.40)	$0.61	$(0.10)
Income (loss) from discontinued operations, net of taxes	(0.09)	(0.01)	(0.02)	0.08
Net income (loss)	$(0.90)	$(1.41)	$0.59	$(0.02)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.81)	$(1.40)	$0.61	$(0.10)
Income (loss) from discontinued operations, net of taxes	(0.09)	(0.01)	(0.02)	0.08
Net income (loss)	$(0.90)	$(1.41)	$0.59	$(0.02)

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

(a) Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with filing this Annual Report, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011.

In making its assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has determined that no material weaknesses in its internal control over financial reporting existed as of December 31, 2011, and based on the criteria noted above, concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as provided herein, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

The following table provides information as of December 31, 2011 with respect to shares of the Company’s common stock that may be issued under equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	None	N/A	None
Equity Compensation Plans Not Approved by Stockholders	702,375	$3.40	339,186
Total	702,375	$3.40	339,186

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans and Item 8. Financial Statements and Supplementary Data Note 14 – Stock Plans, Compensation Plans and Retirement Savings Plan to the audited consolidated financial statements for additional discussion.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

Item 14.   Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

The following consolidated financial statements of Hampshire Group, Limited for each of the years ended December 31, 2011 and 2010 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statement Schedules:

The following consolidated financial statement schedule of Hampshire Group, Limited is included on page 58 of this report.

II — Valuation and Qualifying Accounts and Reserves

All schedules for which provision is made in the applicable accounting regulation of the SEC, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.2	Certificate of Amendment and Restatement of the Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

3.3	Amended and Restated By-Laws of Hampshire Group, Limited (incorporated by reference to Exhibit 3.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K on August 15, 2008).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on November 15, 2011).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 15, 2008).

4.1	Registration statement on Form S-8 filed by Hampshire Group, Limited to register 880,000 shares of the Company’s common stock, par value $0.10 per share, which may be issued under the Company’s 2009 Stock Incentive Plan (incorporated by reference to the Current Report (File No. 000-20201) on Form S-8 on November 4, 2009).

4.2	Rights Agreement, dated as of August 13, 2008, between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K on August 15, 2008).

4.3	First Amendment to Rights Agreement, dated as of February 23, 2009, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K on February 24, 2009).

4.4	Second Amendment to Rights Agreement, dated as of June 13, 2011 by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2011).

10.1*	Form of Hampshire Group, Limited and Subsidiaries 401(k) Retirement Savings Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.2*	Form of Hampshire Group, Limited Stock Option Plan Amended and Restated effective June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.3*	Form of Hampshire Group, Limited and Affiliates Common Stock Purchase Plan for Directors and Executives Amended June 7, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

10.4*	Form of Hampshire Group, Limited Management Incentive Bonus Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed October 21, 2002).

10.5*	Employment Agreement, dated April 3, 2007, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.6*	Employment Agreement, dated April 3, 2007, by and between Heath Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on April 3, 2007).

10.7*	Indemnification Agreement, dated as of August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.8*	Letter Agreement, dated August 21, 2006, by and between Jonathan Norwood and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 24, 2006).

10.9*	Indemnification Agreement, dated as of September 11, 2006, by and between Heath L. Golden and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on September 12, 2006).

10.10*	Form of Hampshire Group, Limited Stock Option Plan amended and restated effective February 8, 2000(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on August 8, 2005).

10.11	Lease Agreement between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited, dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on July 13, 2007).

10.12	Lease Agreement between CK Holdings LLC and Hampshire Designers, Inc., dated as of March 20, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report (File No. 000-20201) on Form 10-K filed on March 13, 2006).

10.13*	Indemnification Agreement, dated as of January 4, 2007, by and between Harvey L. Sperry and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.14*	Indemnification Agreement, dated as of January 4, 2007, by and between Irwin W. Winter and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 5, 2007).

10.15	Credit Agreement among HSBC Bank USA, as agent, the Banks named therein and Hampshire Group, Limited, dated February 15, 2008 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

10.16*	Hampshire Group, Limited Long-Term Bonus Plan, dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on March 4, 2008).

10.17	Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.35 to the Company’s Current Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

10.18	Amendment No. 1, dated as of April 15, 2008, to that certain Amended and Restated Credit Agreement and Guaranty, dated as of February 15, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., SB Corporation, and Shane Hunter, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Israel Discount Bank of New York, Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on April 22, 2008).

10.19	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty, dated as of August 4, 2008, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc., Shane Hunter, Inc. SB Corporation, the Banks party thereto and HSBC Bank USA, National Association, as Agent for the Banks (incorporated by reference to Exhibit 10.2 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on August 5, 2008).

10.20	Second Amended and Restated Credit Agreement and Guaranty, dated as of August 7, 2009, by and among Hampshire Group, Limited, Hampshire Designers, Inc., and Item-Eyes, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.38 to the Company’s Current Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

10.21	Amendment No. 1, dated as of May 7, 2010, to that certain Second Amended and Restated Credit Agreement and Guaranty, dated as of August 7, 2009, by and among Hampshire Group, Limited, Hampshire Designers, Inc., and Item-Eyes, Inc.; HSBC Bank USA, National Association (“HSBC”), JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank Leumi USA and Sovereign Bank, as Banks; and HSBC, as Letter of Credit Issuing Bank and as Agent for the Banks (incorporated by reference to Exhibit 10.39 to the Company’s Current Report (File No. 000-20201) on Form 10-K filed on March 21, 2011).

10.22+	Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc. and Scott James, LLC and Wells Fargo Capital Finance, LLC, as agent and lender (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on November 15, 2011).

10.23*	Indemnification Agreement, dated as of April 29, 2008, by and between Richard A. Mandell and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.24*	Indemnification Agreement, dated as of April 29, 2008, by and between Herbert Elish and Hampshire Group, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 5, 2008).

10.25*	Letter Agreement with Richard A. Mandell dated as of April 15, 2009. (incorporated by reference to Exhibit 99.1 to the Company's Current Report (File No. 000-20201) on Form 8-K filed on April 21, 2009).

10.26*	Hampshire Group, Limited Hampshire Group, Limited 2009 Stock Incentive Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on October 27, 2009).

10.27*+	Hampshire Group, Limited Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report (File No. 000-20201) on Form 10-K/A filed on October 26, 2011).

10.28	Letter Agreement, dated December 2, 2009, among Hampshire Group, Limited, Peter H. Woodward and MHW Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 7, 2009).

10.29	Indemnification Agreement, dated December 2, 2009, between Hampshire Group, Limited and Peter H. Woodward (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on December 7, 2009).

10.30*	Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Janice E. Page (incorporated by reference to Exhibit 10.51 to the Company’s Current Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011).

10.31*	Indemnification Agreement, dated March 16, 2011, between Hampshire Group, Limited and Robert C. Siegel (incorporated by reference to Exhibit 10.52 to the Company’s Current Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011).

10.32*	Indemnification Agreement, dated April 13, 2011, between Hampshire Group, Limited and Timothy L. Walsh (incorporated by reference to Exhibit 10.53 to the Company’s Current Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011).

10.33*	Employment Agreement, dated as of October 12, 2010, by and between Hampshire Group, Limited and Eric G. Prengel (incorporated by reference to Exhibit 10.54 to the Company’s Current Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011).

10.34*	Letter Agreement, dated July 16, 2009 by and between Howard L. Zwilling and Hampshire Group, Limited (incorporated by reference to Exhibit 10.55 to the Company’s Current Report (File No. 000-20201) on Form 10-K/A filed on April 14, 2011).

10.35	Asset Purchase Agreement, dated May 5, 2011, by and between Hampshire Group Limited, Hampshire Designers, Inc. and LF USA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 6, 2011).

10.36	Asset Purchase Agreement, dated May 5, 2011, by and between Hampshire Group Limited, Item-Eyes, Inc. and KBL International Group Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 6, 2011).

10.37*	Amended and Restated Employment Agreement with Heath L. Golden, dated May 2, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 6, 2011).

10.38*	Equity Award Agreement with Heath L. Golden, dated May 2, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 6, 2011).

10.39*	Separation and Release Agreement, dated as of May 11, 2011, by and between Hampshire Group, Limited and Howard L. Zwilling (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report (File No. 000-20201) on Form 10-Q filed on May 12, 2011).

10.40	Agreement and Plan of Merger, dated June 13, 2011, by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L., the Equityholders of Rio and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 17, 2011).

10.41	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 17, 2011).

10.42	Form of Stockholder Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on June 17, 2011).

10.43	Amendment to Agreement and Plan of Merger, dated as of August 15, 2011, between Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 17, 2011).

10.44*	Employment Agreement, dated July 17, 2011, by and between Hampshire Group, Limited and Maura M. Langley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 17, 2011).

10.45	Amendment No. 2 to Agreement and Plan of Merger by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L. and BGY II, LLC, dated as of August 25, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 30, 2011).

10.46*	Equity Award Agreement with Heath L. Golden, dated August 25, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on August 30, 2011).

10.47+	First Amendment to Credit Agreement and Consent by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC, Hampshire International, LLC and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report (File No. 000-20201) on Form 10-Q filed on November 15, 2011).

10.48*	Indemnification Agreement, dated March 7, 2012, between Hampshire Group, Limited and Maura M. Langley.

10.49*	Indemnification Agreement, dated March 15, 2012, between Hampshire Group, Limited and Benjamin C. Yogel.

10.50*	Indemnification Agreement, dated March 13, 2012, between Hampshire Group, Limited and Paul M. Buxbaum.

10.51	Form of Option Grant Notice and Agreement pursuant to the 2009 Stock Incentive Plan.

11.0	Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated by reference to Note 17 to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report).

14.1	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

14.2	Complaint Procedures for Accounting and Audit Matters (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20201) on March 15, 2005).

21.1	Subsidiaries of the Company

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the year ended December 31, 2011 and December 31, 2010; (iii) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011 and December 31, 2010; (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2011 and December 31, 2010; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text**

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
XBRL information hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Company compensatory plan or management contract.

+
Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

Schedule II
Hampshire Group, Limited

(a) Allowance for Doubtful Accounts, Allowance for Returns, Discounts and Adjustments, Allowance for Inventory Reserves and Deferred Tax Valuation Allowances.

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (Acquisitions)	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2010	$195	$17	$—	$(42)	$170
Year ended December 31, 2011	$170	$44	$—	$(204)	$10

Allowance for returns, discounts, and adjustments:
Year ended December 31, 2010	$9,608	$12,527	$—	$(13,573)	$8,562
Year ended December 31, 2011	$8,562	$10,256	$—	$(12,724)	$6,094

Inventory reserves:
Year ended December 31, 2010	$137	$258	$—	$(61)	$334
Year ended December 31, 2011	$334	$747	$—	$59	$1,140

Deferred tax valuation allowances:
Year ended December 31, 2010	$18,847	$3,774	$81	$—	$22,702
Year ended December 31, 2011	$22,702	$3,125	$—	$—	$25,827

(b) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: March 19, 2012	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 19, 2012.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Heath L. Golden	President and Chief Executive Officer
Heath L. Golden	(principal executive officer)

/s/ Maura M. Langley	Vice President, Chief Financial Officer, and Treasurer
Maura M. Langley	(principal financial officer and principal accounting officer)

/s/ Robert C. Siegel	Director
Robert C. Siegel

/s/ Paul M. Buxbaum	Director
Paul M. Buxbaum

/s/ Herbert Elish	Director
Herbert Elish

/s/ Richard A. Mandell	Director
Richard A. Mandell

/s/ Benjamin C. Yogel	Director
Benjamin C. Yogel

EXHIBIT INDEX

10.48	Indemnification Agreement, dated March 7, 2012, between Hampshire Group, Limited and Maura M. Langley.

10.49	Indemnification Agreement, dated March 15, 2012, between Hampshire Group, Limited and Benjamin C. Yogel.

10.50	Indemnification Agreement, dated March 13, 2012, between Hampshire Group, Limited and Paul M. Buxbaum.

10.51	Form of Option Grant Notice and Agreement pursuant to the 2009 Stock Incentive Plan.

21.1	Subsidiaries of the Company

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the year ended December 31, 2011 and December 31, 2010; (iii) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011 and December 31, 2010; (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2011 and December 31, 2010; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text**

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