Form 10-Q
period 2012-03-31
HAMPSHIRE GROUP LTD
filed 2012-05-15
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of common stock outstanding as of May 4, 2012: 7,434,767

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2012

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties, and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions, or circumstances on which any forward looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we” and “us” are used to refer to Hampshire Group, Limited and its wholly-owned subsidiaries.

ii

PART I–FINANCIAL INFORMATION
Item 1.    Financial Statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	March 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$26,307	$25,801
Accounts receivable, net	3,611	13,150
Other receivables	365	823
Inventories, net	18,727	18,591
Other current assets	5,246	1,701
Assets of discontinued operations	152	174
Total current assets	54,408	60,240
Fixed assets, net	8,985	9,203
Goodwill	2,460	2,460
Intangible assets, net	15,771	16,161
Other assets	996	2,996
Total assets	$82,620	$91,060

Current liabilities:
Current portion of long-term debt	$31	$36
Accounts payable	8,092	11,534
Accrued expenses and other liabilities	14,195	12,574
Liabilities of discontinued operations	643	1,070
Total current liabilities	22,961	25,214
Long-term debt less current portion	—	5
Other long-term liabilities	19,325	23,434
Total liabilities	42,286	48,653

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 8,243,784 shares issued at March 31, 2012 and December 31, 2011	824	824
Additional paid-in capital	36,948	36,804
Retained earnings	8,459	12,977
Treasury stock, 809,017 and 1,116,796 shares at cost at March 31, 2012 and December 31, 2011, respectively	(5,897)	(8,198)
Total stockholders’ equity	40,334	42,407
Total liabilities and stockholders’ equity	$82,620	$91,060

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	March 31, 2012	April 2, 2011
Net sales	$22,592	$3,511
Cost of goods sold	18,764	2,780
Gross profit	3,828	731
Selling, general and administrative expenses	9,071	4,277
Loss from operations	(5,243)	(3,546)
Other income (expense):
Interest income	—	1
Interest expense	(71)	(77)
Other, net	20	(4)
Loss from continuing operations before income taxes	(5,294)	(3,626)
Income tax provision	46	69
Loss from continuing operations	(5,340)	(3,695)
Income (loss) from discontinued operations, net of taxes	386	(1,302)
Net loss	$(4,954)	$(4,997)
Basic loss per share:
Loss from continuing operations	$(0.80)	$(0.67)
Income (loss) from discontinued operations, net of taxes	0.06	(0.23)
Net loss	$(0.74)	$(0.90)
Diluted loss per share:
Loss from continuing operations	$(0.80)	$(0.67)
Income (loss) from discontinued operations, net of taxes	0.06	(0.23)
Net loss	$(0.74)	$(0.90)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	6,671	5,554
Diluted weighted average number of common shares outstanding	6,671	5,554

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2011	8,243,784	$824	$36,804	$12,977	1,116,796	$(8,198)	$42,407
Net loss	—	—	—	(4,954)	—	—	(4,954)
Restricted stock forfeitures	—	—	—	3,472	472,875	(3,472)	—
Issuance of treasury stock for employee grant	—	—	—	(245)	(33,334)	245	—
Issuance of treasury stock for contingent consideration	—	—	—	(2,791)	(753,838)	5,541	2,750
Stock based compensation	—	—	144	—	—	—	144
Purchase of treasury shares	—	—	—	—	6,518	(13)	(13)
Balance at March 31, 2012	8,243,784	$824	$36,948	$8,459	809,017	$(5,897)	$40,334

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net loss	$(4,954)	$(4,997)
Less: Income (loss) from discontinued operations, net of taxes	386	(1,302)
Loss from continuing operations	(5,340)	(3,695)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	926	512
Stock based compensation	144	70
Changes in operating assets and liabilities:
Receivables, net	9,997	12,266
Inventories, net	(136)	(540)
Other assets	(1,591)	(1,714)
Liabilities	(3,180)	(1,143)
Net cash provided by (used in) continuing operating activities	820	5,756
Net cash provided by (used in) discontinued operations	(19)	(3,837)
Net cash provided by (used in) operating activities	801	1,919
Cash flows from investing activities:
Capital expenditures	(272)	(86)
Net cash provided by (used in) investing activities	(272)	(86)
Cash flows from financing activities:
Decrease in cash restricted for the collateralization of letters of credit	—	912
Proceeds from line of credit	1,175	1,266
Repayment of line of credit	(1,175)	(1,230)
Purchase of treasury stock	(13)	(9)
Repayment of long-term debt	(10)	(10)
Net cash provided by (used in) financing activities	(23)	929
Net increase (decrease) in cash and cash equivalents	506	2,762
Cash and cash equivalents at beginning of period	25,801	33,720
Cash and cash equivalents at end of period	$26,307	$36,482
Supplemental disclosure of cash flow information:
Non-cash issuance of stock for contingent consideration	$2,750	$—

See accompanying notes to the financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2011.

The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2012, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions. In addition, the Company’s revenues are subject to the seasonality of the apparel industry and may exhibit fluctuations in financial results for interim periods.

In May 2011, the Company sold certain assets of its women’s businesses, Hampshire Designers, Inc. (“Hampshire Designers”) and Item-Eyes, Inc. (“Item-Eyes”), in separate transactions. In accordance with GAAP, the financial position and results from operations for the women’s businesses have been presented as discontinued operations. See Note 9 – Dispositions and Discontinued Operations.

The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as disclosed in Note 6 - Credit Facility and Note 13 - Cost Savings Plan.

Reclassifications
Certain reclassifications have been made to prior period amounts between Retained earnings and Additional paid-in capital to conform to the current period financial statement presentation.

Accounting Standard Updates
In September 2011, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, an entity is required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-08 is effective for the Company’s fiscal year ending December 31, 2012, and the adoption did not have an impact to the Company’s consolidated financial statements.

Note 2 – Acquisitions

On August 25, 2011, the Company, through its wholly owned subsidiary, RG Merger Sub S.A., completed its acquisition of Rio Garment S. de R.L. (“Rio”) for an aggregate purchase price of approximately $21.6 million to diversify its distribution channels with vertical specialty stores and improve its profitability and growth potential.

Upon closing, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, the Company issued to the former Rio equity holders an aggregate of $2.6 million in Hampshire common stock, par value $0.10 (“Hampshire Common Stock”) and held back an additional $6.5 million of Hampshire Common Stock for potential post-closing purchase price adjustments and indemnification claims.

During the first quarter 2012, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative in respect of a net working capital purchase price adjustment, and approximately $1.8 million of the escrowed amount was paid to the former Rio equityholders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement. In connection with the Adjusted EBITDA, in March 2012, the Company issued to a representative of the former Rio equityholders $2.75 million of Hampshire Common Stock. The Company continues to hold back an additional $3.75 million of Hampshire Common Stock until the conclusion of the indemnification holdback period 18 months from the closing date.

The following table summarizes the fair values of the assets acquired and liabilities, including purchase price adjustments, assumed at the acquisition date:

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

Intangible assets included approximately $16.4 million and $0.2 million attributable to customer relationships and a non-compete agreement, respectively, that are being amortized on a straight-line basis over a range of 5 to 11 years which reflects their estimated economic lives. In addition, the Company recorded an indemnification asset in the amount of approximately $2.0 million in relation to certain tax obligations that were assumed by the Company upon the acquisition, which remains accrued as of March 31, 2012 and is classified in Other long-term liabilities on the unaudited condensed consolidated balance sheets.

Note 3 –Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Indemnification asset	$1,950	$—	$1,950	$—
Goodwill	2,460	—	2,460	—
Total	$4,410	$—	$4,410	$—
Amortized Intangibles:
Customer relationships	$16,441	$(882)	$16,441	$(504)
Non-compete agreement	240	(28)	240	(16)
Total	$16,681	$(910)	$16,681	$(520)

The indemnification asset is classified in Other current assets on the unaudited condensed consolidated balance sheets. See Note 2 – Acquisitions.

(In thousands)	March 31, 2012	April 2, 2011
Amortization expense	$390	$—

Amortization expense for intangible assets for each year ending December 31 for 2012 through 2015 is expected to be approximately $1.6 million. For the year ending December 31, 2016, amortization expense is expected to be approximately $1.5 million.

Note 4 – Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

(In thousands)	March 31, 2012	December, 31 2011
Finished goods	$8,963	$9,253
Work in process	2,746	2,878
Raw materials and supplies	8,022	7,600
Total cost	19,731	19,731
Less: reserves	(1,004)	(1,140)
Inventories, net	$18,727	$18,591

Note 5 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended March 31, 2012:
Basic loss from continuing operations	$(5,340)	6,671	$(0.80)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(5,340)	6,671	$(0.80)

Three months ended April 2, 2011:
Basic loss from continuing operations	$(3,695)	5,554	$(0.67)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(3,695)	5,554	$(0.67)

For the quarters ended March 31, 2012 and April 2, 2011, potentially dilutive shares of 608,000 and 681,750, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 6 – Credit Facility

The Company has a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). The Credit Facility matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

On August 15, 2011, WFCF consented to the acquisition of Rio and also waived certain defaults that would otherwise have arisen under the Credit Facility as a result of the acquisition of Rio.

On April 30, 2012, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with WFCF to better align certain Credit Facility covenants to the Company’s go-forward business model. The Second Amendment provides for, among other things, amendments to the fixed charge coverage ratio and liquidity covenants, and the inclusion of certain accounts receivable in the calculation of the borrowing base under the Credit Facility. The Second Amendment also provides for an increase in the amount of intercompany advances that are permitted under the Credit Facility.

At March 31, 2012, there were no outstanding borrowings and approximately $5.9 million outstanding under letters of credit. Borrowing availability was approximately $0.7 million at March 31, 2012 and the Company had approximately $26.3 million of cash that is not included in the availability calculation.

Note 7 - Commitments and Contingencies

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

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the Landlord of the New York Office and the receiver of such property appointed in connection with a foreclosure action commenced against Landlord by its lender. The complaint sought (i) a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The Supreme Court action was dismissed on December 16, 2011 without prejudice to renew the action if complete relief is not afforded in the Civil Court action.

On February 23, 2011, the court appointed Receiver of the subject property commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The Receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action dated June 16, 2011. The motion and subsequent cross-motion were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery which remains in process through the date the financial statements were issued.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 8 – Taxes

The Company’s provision for income taxes for the quarters ended March 31, 2012 and April 2, 2011 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

As of March 31, 2012, the Company’s unaudited condensed consolidated balance sheet reflects a liability for unrecognized tax benefits of $4.5 million, including $2.1 million of accrued interest and penalties. The Company anticipates that total unrecognized tax benefits will decrease only negligibly due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has U.S. net operating loss carryforwards and has utilized net operating loss carrybacks. Upon examination, one or more of these net operating loss carryforwards or carrybacks may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of March 31, 2012 and April 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.8 million or an effective tax rate of 34.7% due to the losses incurred in the quarter ended March 31, 2012. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.4 million or an effective tax rate of 38.1% due to the losses incurred in the quarter ended April 2, 2011.

Note 9 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On May 5, 2011, in separate transactions, the Company sold certain assets of Hampshire Designers and Item-Eyes. In accordance with GAAP, these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the aforementioned divisions separately as discontinued operations. The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations.

The underlying assets and liabilities of the discontinued operations at March 31, 2012 and December 31, 2011 were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Other receivables	$144	$170
Other current assets	8	4
Assets of discontinued operations	$152	$174

Accounts payable	$—	$237
Accrued expenses and other liabilities	643	833
Liabilities of discontinued operations	$643	$1,070

At March 31, 2012 and December 31, 2011, approximately $0.2 million remains accrued in Accrued expenses and other liabilities in the table above relating to divisions disposed and discontinued prior to 2011.

The operating results for the discontinued operations for the three month periods ended March 31, 2012 and April 2, 2011 were as follows:

(In thousands)	March 31, 2012	April 2, 2011
Net sales	$—	$13,322

Gross profit	$—	$2,806

Income (loss) on discontinued operations before income taxes	$386	$(1,302)
Income tax benefit	—	—
Income (loss) from discontinued operations, net of taxes	$386	$(1,302)

Note 10 – Loss on Lease Obligations

In November 2011, the Company completely vacated two of the five floors leased at the New York Office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. The Company recorded a loss on lease charge of $6.3 million during the fourth quarter 2011, net of the release of deferred rent attributable to the vacant space.

At March 31, 2012, $1.5 million and $6.8 million of deferred loss on lease obligations is included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, of the unaudited condensed consolidated balance sheet. The Company has loss on lease obligations separate from the New York Office lease of $0.7 million and $0.8 million at March 31, 2012 and December 31, 2011, respectively. A reconciliation of the beginning and ending liability balances for the total loss on lease obligations is shown in the table below:

	Three Months Ended
	March 31, 2012			April 2, 2011
	New York			New York
(In thousands)	Office	Other	Total	Office	Other	Total
Beginning of period	$7,871	$826	$8,697	$—	$566	$566
Costs charged to expense	97	12	109	—	3	3
Costs paid or settled	(383)	(116)	(499)	—	(30)	(30)
End of period	$7,585	$722	$8,307	$—	$539	$539

Note 11 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2012, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of March 31, 2012.

Note 12 - Stock Plan

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist the Company in attracting, retaining, motivating and rewarding key employees, officers, directors and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the Company’s stockholders, though the Company’s stockholder will experience dilution if and when such shares are ultimately issued. The Stock Plan permits the Company to award eligible persons nonqualified stock options, restricted stock and other stock-based awards.

On March 30, 2012, 459,000 shares of non-vested restricted stock previously granted to certain employees who are participants in the Stock Plan were surrendered for cancellation by such employees pursuant to transactions that, with respect to each such employee, provided that such employee would be granted options to purchase Hampshire Common Stock in consideration for the cancellation of such shares of restricted stock held by it. In connection with such transactions, a total of 331,250 options were granted.

In addition, on March 30, 2012, certain other employees who are participants in the Stock Plan were granted, in the aggregate, 276,750 options to purchase Hampshire Common Stock such that, together with the options granted in the transactions described above, a total of 608,000 options to purchase Hampshire Common Stock were granted on March 30, 2012. Twenty-five percent (25%) of such options will vest and become exercisable on December 31st of each of 2012, 2013, 2014 and 2015, and the options will expire on March 30, 2022. The exercise price of the options is $2.05, which represents the price of Hampshire Common Stock, as quoted on the OTC Markets, at the end of the trading day on March 30, 2012. No compensation expense related to these options was recorded during the three months ended March 31, 2012.

The following summarizes the activity for the Stock Plan’s non-vested restricted stock for the quarter ended March 31, 2012:

	2012
	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	502,375	$3.52
Granted – restricted stock	—	—
Forfeited	(472,875)	3.51
Vested	(29,500)	3.67
Non-vested at end of period	—	$—

Note 13 – Cost Savings Plan

On May 14, 2012, the Company announced a cost savings plan primarily related to workforce reduction. Subsequent to the first quarter, the Company accrued for severance costs of approximately $0.3 million that are expected to be paid during 2012.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which may constitute ‘forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,”  “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2011 under Item 1A - Risk Factors and in Part II, Item 1A – Risk Factors in this Form 10-Q, and include the following risk factors:

●	A prolonged period of depressed consumer spending;
●	Use of foreign suppliers for raw materials and manufacture of our products including a manufacturing facility based in Honduras;
●	Lack of an established public trading market for our common stock;
●	Decreases in business from or the loss of any one of our key customers;
●	Financial instability experienced by our customers;
●	Chargebacks and margin support payments;
●	Loss of or inability to renew certain licenses;
●	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
●	Failure of our manufacturers to use acceptable ethical business practices;
●	Failure to deliver quality products in a timely manner;
●	Problems with our distribution system and our ability to deliver products;
●	Labor disruptions at ports, our suppliers, manufacturers or distribution facilities;
●	Failure, inadequacy, interruption or security lapse of our information technology;
●	Failure to compete successfully in a highly competitive and fragmented industry;
●	Challenges integrating any business we have acquired or may acquire;
●	Potential impairment of acquired intangible assets;
●	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
●	Significant adverse changes to international trade regulations;
●	Loss of certain key personnel which could negatively impact our ability to manage our business;
●	Our stockholders’ rights plan potentially adversely affecting existing stockholders;
●	Risks related to the global economic, political and social conditions;
●	Fluctuation in the price of raw materials adversely affecting our results of operations; and
●	Energy and fuel costs are subject to adverse fluctuations and volatility.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

OVERVIEW

Hampshire Group, Limited is a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc., Rio Garment S.A. and scott james, LLC. We were established in 1976 and are incorporated in the state of Delaware.

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands, our own proprietary brands and the private labels of our customers. Among others, we offer a full sportswear assortment under the JOE Joseph Abboud® brand and sweaters under the Geoffrey Beene® brand (both under an agreement through December 31, 2012), a full tops assortment under the Dockers® brand and a t-shirt and board short assortment under the Panama Jack® brand, all of which are licensed, as well as private label t-shirt and sweater offerings to retailers under their private labels.

Rio, acquired on August 25, 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States. Rio’s manufacturing platform primarily supports the vertical specialty store channel. Our manufacturing operations begin with the purchase of fabric and other raw materials from third party suppliers. The fabrics are ultimately sewn into finished garments at our textile facility or at the facilities of third party contractors located in Honduras. Rio also purchases yarn and outsources fabric production to third parties, where upon completion, the fabric returns to the Rio facility for production. Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers).

The scott james® brand is a designer apparel collection for men, which includes a full sportswear offering. It is sold primarily through upscale department and specialty stores, scott james® retail shops and online at www.scottjamesonline.com.

Our relationships with major retailers range from national and regional department stores such as Macy’s, Inc. and Belk, Inc., to national chain stores such as JC Penney and Kohl’s Department Stores, Inc., to vertical specialty stores such as Aeropostale, Inc., to off-price retailers such as TJ Maxx, and Ross Stores, Inc. These relationships enable our products to reach a large consumer base both in number and in geographical area.

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

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended March 31, 2012 and April 2, 2011

Net Sales
Net sales increased to $22.6 million for the three months ended March 31, 2012 compared with $3.5 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2011
Net sales quarter ended April 2, 2011	$3,511	100%
Volume	58,234	1,658%
Average net selling prices	(39,153)	(1,115%	)
Net sales quarter ended March 31, 2012	$22,592	643%

The $19.1 million increase in net sales over the same period last year was primarily due to the inclusion of Rio’s net sales of $18.8 million for the three months ended March 31, 2012. Rio sells a higher volume of units at a lower price point than Hampshire Brands. Hampshire Brands net sales remained comparable to the prior year period. Due to the seasonality of Hampshire Brands, a significant portion of our net sales are expected to occur in the third and fourth quarters of 2012. We do not expect Rio to experience high levels of seasonality.

Gross Profit
Gross profit for the three months ended March 31, 2012 was $3.8 million compared with $0.7 million for the same period last year, which reflected an increase in net sales attributable to Rio, offset by lower average selling prices for Hampshire Brands and scott james® due to off priced prior season goods sold in the current period. In addition, cost of goods sold increased to $18.8 million for the three months ended March 31, 2012 from $2.8 million for the three months ended April 2, 2011 commensurate with the acquisition of Rio. We confront inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials. To the extent we cannot pass these increases onto our customers, our future results will be adversely affected.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2012 were $9.1 million compared with $4.3 million for the same period last year. This increase is primarily the result of the addition of Rio’s selling, general and administrative expenses for the first quarter of $3.1 million and $1.7 million of residual overhead costs incurred during the current quarter that remained after the sale of the women’s division in 2011.

Subsequent to the first quarter of 2012, and based on the knowledge gained through operating under our new business model over the last two quarters, we announced a cost savings plan primarily related to workforce reduction. We expect this plan will provide annualized savings of approximately $1.0 million in compensation costs. In addition to the workforce reduction, we have identified other cost savings that are designed to streamline our operations and to better align our operations with our go-forward business strategy.

Income Taxes
Our provision for income taxes for the quarters ended March 31, 2012 and April 2, 2011 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all our net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.8 million or an effective tax rate of 34.7% due to the losses incurred in the quarter ended March 31, 2012. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.4 million or an effective tax rate of 38.1% due to the losses incurred in the quarter ended April 2, 2011. See Item I. Financial Statements Note 8 – Taxes.

STOCK PLAN

On March 30, 2012, 459,000 shares of non-vested restricted stock previously granted to certain employees who are participants in the Hampshire Group, Limited 2009 Stock Incentive Plan were surrendered for cancellation by such employees, pursuant to transactions that, with respect to each employee, provided that such employee would be granted options to purchase shares of our common stock in consideration for the cancellation of such shares of restricted stock. In connection with such transactions, a total of 331,250 options were granted. An additional 276,750 options to purchase our common stock were granted to certain other employees under the Hampshire Group, Limited 2009 Stock Incentive Plan. An aggregate total of 608,000 options to purchase Hampshire Common Stock were granted on March 30, 2012. See Item I. Financial Statements Note 12 – Stock Plan.

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

We have a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). The Credit Facility matures on October 28, 2014, and is secured by substantially all of our assets and those of our domestic subsidiaries. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

On August 15, 2011, WFCF consented to the acquisition of Rio and also waived certain defaults that would otherwise have arisen under the Credit Facility as a result of the acquisition of Rio.

On April 30, 2012, we entered into a second amendment to our credit agreement with WFCF to properly align our Credit Facility with our business model going forward. This amendment provides for, among other things, amendments to the fixed charge coverage ratio and liquidity covenants, and the inclusion of certain accounts receivable in the calculation of the borrowing base under the Credit Facility. The Second Amendment also provides for an increase in the amount of intercompany advances that are permitted under the Credit Facility.

At March 31, 2012, there were no outstanding borrowings from the Credit Facility with approximately $0.7 million of availability and approximately $26.3 million of cash and cash equivalents that was not included in the availability calculation. The highest level of borrowings outstanding during the first quarter of 2012 was approximately $0.2 million. Borrowings under the Credit Facility were generally repaid on the same day. At March 31, 2012, letters of credit outstanding was approximately $5.9 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2011. See Item I. Financial Statements Note 1 – Basis for Presentation to the financial statements regarding Recent Accounting Pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first quarter of fiscal year 2012, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2011, which was filed with the SEC on March 19, 2012, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three months ended March 31, 2012 due to the fact that there were insignificant short-term borrowings on our Credit Facility during the period.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of March 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of litigation and certain related matters, see Note 7 of Part I, Item 1, entitled Commitments and Contingencies.

In addition, the Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES COMMON STOCK, $0.10 PAR VALUE
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 – January 28, 2012	—		$—		—	—
January 29, 2012 – February 25, 2012	—		—		—	—
February 26, 2012 – March 31, 2012	459,000	(1)	—	(1)	—	—
	6,518	(2)	2.05		—	—
Total	465,518		$2.05		—	—

(1)
Represents the aggregate number of shares of restricted stock previously granted to certain employees of the Company under the Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) that were surrendered for cancellation by such employees pursuant to transactions that, with respect to each employee, provided that such employee would be granted options to purchase shares of common stock in consideration for cancellation of such shares of restricted stock held by it.

(2)
Represents shares returned by employees of the Company to cover personal tax obligations on shares of common stock that vested on March 31, 2012. The vested shares were awarded to certain employees under the Stock Plan, which allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock.

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

10.1	Indemnification Agreement, dated August 25, 2011, by and between Hampshire Group, Limited and David L. Gren.

10.2	Employment Agreement, dated June 13, 2011, between Hampshire Group, Limited and David L. Gren

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS** XBRL Instance

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

Hampshire Group, Limited

Date: May 15, 2012	By:	/s/ Heath L. Golden
Heath L. Golden
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Maura M. Langley
Maura M. Langley
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Indemnification Agreement, dated August 25, 2011, by and between Hampshire Group, Limited and David L. Gren.

10.2	Employment Agreement, dated June 13, 2011, between Hampshire Group, Limited and David L. Gren

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS** XBRL Instance

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