Form 10-Q
period 2012-06-30
HAMPSHIRE GROUP LTD
filed 2012-08-10
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of common stock outstanding as of August 3, 2012: 7,434,767

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2012

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

ii

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
(In thousands, except par value and shares)
Current assets:
Cash and cash equivalents	$10,336	$25,801
Restricted cash	2,750	—
Accounts receivable, net	5,744	13,150
Other receivables	280	823
Inventories, net	30,881	18,591
Other current assets	5,841	1,701
Assets of discontinued operations	143	174
Total current assets	55,975	60,240
Fixed assets, net	8,593	9,203
Goodwill	2,460	2,460
Intangible assets, net	15,381	16,161
Other assets	730	2,996
Total assets	$83,139	$91,060

Current liabilities:
Current portion of long-term debt	$21	$36
Accounts payable	13,004	11,534
Accrued expenses and other liabilities	14,679	12,574
Liabilities of discontinued operations	356	1,070
Total current liabilities	28,060	25,214

Long-term debt less current portion	—	5
Other long-term liabilities	18,287	23,434
Total liabilities	46,347	48,653

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 8,243,784 shares issued at June 30, 2012 and December 31, 2011	824	824
Additional paid-in capital	37,172	36,804
Retained earnings	4,693	12,977
Treasury stock, 809,017 and 1,116,796 shares at cost at June 30, 2012 and December 31, 2011, respectively	(5,897)	(8,198)
Total stockholders’ equity	36,792	42,407
Total liabilities and stockholders’ equity	$83,139	$91,060

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$18,149	$3,467	$40,741	$6,978
Cost of goods sold	13,886	3,494	32,650	6,274
Gross profit (loss)	4,263	(27)	8,091	704
Selling, general and administrative expenses	8,269	5,948	17,340	10,225
Goodwill impairment loss	—	1,204	—	1,204
Loss from operations	(4,006)	(7,179)	(9,249)	(10,725)
Other income (expense):
Interest income	1	—	1	1
Interest expense	(92)	(108)	(163)	(185)
Other, net	4	(13)	24	(17)
Loss from continuing operations before income taxes	(4,093)	(7,300)	(9,387)	(10,926)
Income tax (benefit) provision	46	(27)	92	42
Loss from continuing operations	(4,139)	(7,273)	(9,479)	(10,968)
Income from discontinued operations, net of taxes	373	10,386	759	9,084
Net income (loss)	$(3,766)	$3,113	$(8,720)	$(1,884)

Basic income (loss) per share:
Loss from continuing operations	$(0.56)	$(1.30)	$(1.34)	$(1.96)
Income from discontinued operations, net of taxes	0.05	1.85	0.10	1.62
Net income (loss)	$(0.51)	$0.55	$(1.24)	$(0.34)

Diluted income (loss) per share:
Loss from continuing operations	$(0.56)	$(1.30)	$(1.34)	$(1.96)
Income from discontinued operations, net of taxes	0.05	1.85	0.10	1.62
Net income (loss)	$(0.51)	$0.55	$(1.24)	$(0.34)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,434	5,611	7,056	5,582

Diluted weighted average number of common shares outstanding	7,434	5,611	7,056	5,582

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)	Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2011	8,243,784	$824	$36,804	$12,977	1,116,796	$(8,198)	$42,407
Net loss	—	—	—	(8,720)	—	—	(8,720)
Restricted stock forfeitures	—	—	—	3,472	472,875	(3,472)	—
Issuance of treasury stock for employee grant	—	—	—	(245)	(33,334)	245	—
Issuance of treasury stock for contingent consideration	—	—	—	(2,791)	(753,838)	5,541	2,750
Stock based compensation	—	—	368	—	—	—	368
Purchase of treasury shares	—	—	—	—	6,518	(13)	(13)
Balance at June 30, 2012	8,243,784	$824	$37,172	$4,693	809,017	$(5,897)	$36,792

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net loss	$(8,720)	$(1,884)
Less: Income from discontinued operations, net of taxes	759	9,084
Loss from continuing operations	(9,479)	(10,968)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,872	1,019
Loss on goodwill impairment	—	1,204
Stock based compensation	368	(25)
Loss on disposal of fixed assets	—	4
Changes in operating assets and liabilities:
Receivables, net	7,949	12,802
Inventories, net	(12,290)	(12,326)
Other assets	(1,967)	(2,266)
Liabilities	1,178	7,467
Net cash used in continuing operating activities	(12,369)	(3,089)
Net cash provided by (used in) discontinued operations	76	(6,176)
Net cash used in operating activities	(12,293)	(9,265)
Cash flows from investing activities:
Capital expenditures	(389)	(155)
Proceeds from sale of businesses	—	15,032
Net cash provided by (used in) investing activities	(389)	14,877
Cash flows from financing activities:
Increase in restricted cash	(2,750)	(9,926)
Proceeds from line of credit	1,722	2,276
Repayment of line of credit	(1,722)	(2,276)
Purchase of treasury stock	(13)	(9)
Repayment of long-term debt	(20)	(19)
Net cash used in financing activities	(2,783)	(9,954)
Net decrease in cash and cash equivalents	(15,465)	(4,342)
Cash and cash equivalents at beginning of period	25,801	33,720
Cash and cash equivalents at end of period	$10,336	$29,378

Supplemental disclosure of cash flow information:
Non-cash issuance of stock for contingent consideration	$2,750	$—
Non-cash restricted stock forfeitures	$3,472	$—
Non-cash issuance of treasury stock for employee grant	$245	$—

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

Note 2 – Acquisitions

On August 25, 2011, the Company, through its wholly owned subsidiary, RG Merger Sub S.A., completed its acquisition of Rio Garment S. de R.L. (“Rio”) for an aggregate purchase price of approximately $21.6 million to diversify its distribution channels with vertical specialty stores and improve its growth potential.

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

During the six months ended June 30, 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company.  An additional $1.8 million of the escrowed amount was paid to the former Rio equityholders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement. In connection with the Adjusted EBITDA, during the six months ended June 30, 2012, the Company issued to a representative of the former Rio equityholders $2.75 million of Hampshire Common Stock. The Company continues to hold back an additional $3.75 million of Hampshire Common Stock until the conclusion of the indemnification holdback period 18 months from the closing date.

Note 3 –Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Intangible assets not subject to amortization:
Indemnification asset	$1,950	$—	$1,950	$—
Goodwill	2,460	—	2,460	—
Total	$4,410	$—	$4,410	$—
Intangible assets subject to amortization:
Customer relationships	$16,441	$(1,260)	$16,441	$(504)
Non-compete agreement	240	(40)	240	(16)
Total	$16,681	$(1,300)	$16,681	$(520)

The indemnification asset is classified in Other current assets as of June 30, 2012 and in Other assets as of December 31, 2011 on the unaudited condensed consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
(In thousands)
Amortization expense	$390	$—	$780	$—

Amortization expense for intangible assets for each year ending December 31 for 2012 through 2015 is expected to be approximately $1.6 million. For the year ending December 31, 2016, amortization expense is expected to be approximately $1.5 million.

Note 4 – Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
(In thousands)
Finished goods	$17,765	$9,253
Work in process	2,982	2,878
Raw materials and supplies	11,174	7,600
Total cost	31,921	19,731
Less: reserves	(1,040)	(1,140)
Inventories, net	$30,881	$18,591

Note 5 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

	Numerator Income (Loss)	Denominator Shares	Per Share Amount
(In thousands, except per share data)
Three months ended June 30, 2012:
Basic loss from continuing operations	$(4,139)	7,434	$(0.56)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(4,139)	7,434	$(0.56)

Three months ended July 2, 2011:
Basic loss from continuing operations	$(7,273)	5,611	$(1.30)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(7,273)	5,611	$(1.30)

Six months ended June 30, 2012:
Basic loss from continuing operations	$(9,479)	7,056	$(1.34)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(9,479)	7,056	$(1.34)

Six months ended July 2, 2011:
Basic loss from continuing operations	$(10,968)	5,582	$(1.96)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(10,968)	5,582	$(1.96)

For the three and six months ended June 30, 2012 and July 2, 2011, potentially dilutive shares of 583,500 and 590,500, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

At June 30, 2012, there were no outstanding borrowings and approximately $10.8 million outstanding under letters of credit. Borrowing availability was approximately $5.6 million at June 30, 2012 which includes restricted cash of approximately $2.8 million.  The Company had approximately $10.3 million of cash that is not included in the availability calculation.

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

On February 23, 2011, the court appointed Receiver of the subject property commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The Receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action dated June 16, 2011. The motion and subsequent cross-motion were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery, and on July 30, 2012 the Civil Court commenced a trial on the matter.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 8 – Taxes

The Company’s provision for income taxes for the quarters ended June 30, 2012 and July 2, 2011 is comprised primarily of state minimum income taxes and interest and penalties on income tax reserves.

As of June 30, 2012, unrecognized tax benefits of approximately $4.5 million, including approximately $2.1 million of accrued interest and penalties, is included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will decrease only negligibly due to the settlement of certain state and local income tax liabilities or the expiration of statutes of limitation within the next twelve months. The Company currently has U.S. net operating loss carryforwards and has utilized net operating loss carrybacks. Upon examination, one or more of these net operating loss carryforwards or carrybacks may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of June 30, 2012 and July 2, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.0 million or an effective tax rate of 24.5% and a tax benefit from continuing operations of $2.8 million or an effective tax rate of 30.4% due to the losses incurred in the three and six months ended June 30, 2012, respectively. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $2.9 million or an effective tax rate of 40.2% and a tax benefit from continuing operations of $4.3 million or an effective tax rate of 39.5% due to the losses incurred in the three and six months ended July 2, 2011, respectively.

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

The underlying assets and liabilities of the discontinued operations at June 30, 2012 and December 31, 2011 were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Other receivables	$143	$170
Other current assets	—	4
Assets of discontinued operations	$143	$174

Accounts payable	$—	$237
Accrued expenses and other liabilities	356	833
Liabilities of discontinued operations	$356	$1,070

At June 30, 2012 and December 31, 2011, approximately $0 and $0.2 million, respectively, remains accrued in Accrued expenses and other liabilities in the table above relating to divisions disposed and discontinued prior to 2011.

The operating results for the discontinued operations for the three and six months ended June 30, 2012 and July 2, 2011 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$—	$2,989	$—	$16,311

Gross loss	$—	$(497)	$—	$(3,303)

Gain on sale of discontinued operations	$—	$10,848	$—	$10,848

Income from discontinued operations before income taxes	$373	$10,386	$759	$9,084
Income tax provision	—	—	—	—
Income from discontinued operations, net of taxes	$373	$10,386	$759	$9,084

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

At June 30, 2012, $2.1 million and $5.8 million of deferred loss on lease obligations is included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, of the unaudited condensed consolidated balance sheet. The Company has loss on lease obligations separate from the New York Office lease of $0.6 million and $0.8 million at June 30, 2012 and December 31, 2011, respectively. A reconciliation of the beginning and ending liability balances for the total loss on lease obligations is shown in the tables below:

	Three Months Ended
	June 30, 2012			July 2, 2011
	New York			New York
(In thousands)	Office	Other	Total	Office	Other	Total
Beginning of period	$7,585	$722	$8,307	$—	$539	$539
Costs charged to expense	94	11	105	—	10	10
Costs paid or settled	(388)	(114)	(502)	—	(53)	(53)
End of period	$7,291	$619	$7,910	$—	$496	$496

	Six Months Ended
	June 30, 2012			July 2, 2011
	New York			New York
(In thousands)	Office	Other	Total	Office	Other	Total
Beginning of period	$7,871	$826	$8,697	$—	$572	$572
Costs charged to expense	191	21	212	—	13	13
Costs paid or settled	(771)	(228)	(999)	—	(89)	(89)
End of period	$7,291	$619	$7,910	$—	$496	$496

Note 11 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2012, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of June 30, 2012.

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

In addition, on March 30, 2012, certain other employees who are participants in the Stock Plan were granted, in the aggregate, 276,750 options to purchase Hampshire Common Stock such that, together with the options granted in the transactions described above, a total of 608,000 options to purchase Hampshire Common Stock were granted on March 30, 2012. Twenty-five percent (25%) of such options will vest and become exercisable on December 31st of each of 2012, 2013, 2014 and 2015, and the options will expire on March 30, 2022. The exercise price of the options is $2.05, which represents the price of Hampshire Common Stock, as quoted on the OTC Markets, at the end of the trading day on March 30, 2012. Compensation expense of approximately $0.1 million for the three and six months ended June 30, 2012 related to these options is recorded in Selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which may constitute ‘forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,”  “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2011 under Item 1A - Risk Factors and in Part II, Item 1A – Risk Factors in this Form 10-Q, and include the following risk factors:

•	A prolonged period of depressed consumer spending;
•	Use of foreign suppliers for raw materials and manufacture of our products including a manufacturing facility based in Honduras;
•	Lack of an established public trading market for our common stock;
•	Decreases in business from or the loss of any one of our key customers;
•	Financial instability experienced by our customers;
•	Chargebacks and margin support payments;
•	Loss of or inability to renew certain licenses;
•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
•	Failure of our manufacturers to use acceptable ethical business practices;
•	Failure to deliver quality products in a timely manner;
•	Problems with our distribution system and our ability to deliver products;
•	Labor disruptions at ports, our suppliers, manufacturers or distribution facilities;
•	Failure, inadequacy, interruption or security lapse of our information technology;
•	Failure to compete successfully in a highly competitive and fragmented industry;
•	Challenges integrating any business we have acquired or may acquire;
•	Potential impairment of acquired intangible assets;
•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
•	Significant adverse changes to international trade regulations;
•	Loss of certain key personnel which could negatively impact our ability to manage our business;
•	Our stockholders’ rights plan potentially adversely affecting existing stockholders;
•	Risks related to the global economic, political and social conditions;
•	Fluctuation in the price of raw materials adversely affecting our results of operations; and
•	Energy and fuel costs are subject to adverse fluctuations and volatility.

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

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands, our own proprietary brands and the private labels of our customers. Among others, we offer a full sportswear assortment under the JOE Joseph Abboud® brand and sweaters under the Geoffrey Beene® brand (both under an agreement through December 31, 2012), a full tops assortment under the Dockers® brand and a full tops and board short assortment under the Panama Jack® brand, all of which are licensed, as well as private label t-shirt and sweater offerings to retailers under their private labels.

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

Our relationships with major retailers range from national and regional department stores such as Macy’s, Inc. and Belk, Inc., to upscale department stores such as Bloomingdale’s, to national chain stores such as JC Penney and Kohl’s Department Stores, Inc., to vertical specialty stores such as Aeropostale, Inc., to off-price retailers such as TJ Maxx, and Ross Stores, Inc. These relationships enable our products to reach a large consumer base both in number and in geographical area.

Our expanded product line and capabilities through the acquisition of Rio and development of scott james® permit us to supply more departments of our existing customers and helps us attract new customers. The emphasis with every garment we offer is a compelling product that features high quality and good value. The recent diversification and expansion of our product offerings allows us to participate in a range of retail price points from "main floor" traditional styles to fashion forward designer styles.

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

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended June 30, 2012 and July 2, 2011

Net Sales
Net sales increased to $18.1 million for the three months ended June 30, 2012 compared with $3.5 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2011
Net sales quarter ended July 2, 2011	$3,467	100%
Volume	28,550	823%
Average net selling prices	(13,868)	(400%)
Net sales quarter ended June 30, 2012	$18,149	523%

The $14.6 million increase in net sales over the same period last year was primarily due to the inclusion of Rio’s net sales of $15.4 million for the three months ended June 30, 2012. Hampshire Brands net sales decreased by $0.8 million compared to the same period last year due to lower volume primarily associated with the winddown of the JOE Joseph Abboud® licensing agreement. Rio sells a higher volume of units at a lower price point than Hampshire Brands, and we do not expect Rio to experience high levels of seasonality. Due to the seasonality of Hampshire Brands and its launch during the fourth quarter of Dockers® tops, a significant portion of its net sales are expected to occur in the third and fourth quarters of 2012.

Gross Profit (Loss)
Gross profit for the three months ended June 30, 2012 was $4.3 million compared to gross loss of less than $0.1 million for the same period last year.  The 2012 increase over 2011 reflected an increase in net sales attributable to Rio, an increase in the average selling price per unit for Hampshire Brands and increases in volume and the average selling price per unit for scott james®. In addition, cost of goods sold increased to $13.9 million for the three months ended June 30, 2012 from $3.5 million for the three months ended July 2, 2011 primarily due to the acquisition of Rio. The increase in cost of goods sold as a result of Rio was $11.6 million, which was somewhat offset by a volume driven decrease in cost of goods sold at Hampshire Brands of $0.9 million.  We confront inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials. To the extent we cannot pass these increases onto our customers, our future results will be adversely affected.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2012 were $8.3 million compared with $5.9 million for the same period last year. This increase is primarily the result of the addition of Rio’s selling, general and administrative expenses for the second quarter of $2.6 million.

During the three months ended June 30, 2012 we announced a cost savings plan primarily related to workforce reduction. We expect this plan will provide annualized savings of approximately $1.0 million in compensation costs.

Income Taxes
Our provision for income taxes for the quarters ended June 30, 2012 and July 2, 2011 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.0 million or an effective tax rate of 24.5% due to the losses incurred in the quarter ended June 30, 2012. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $2.9 million or an effective tax rate of 40.2% due to the losses incurred in the quarter ended July 2, 2011. (See Item 1. Financial Statements Note 8 – Taxes)

Year to Date Comparison – Six Months Ended June 30, 2012 and July 2, 2011

Net Sales
Net sales increased to $40.7 million for the six months ended June 30, 2012 compared with $7.0 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Year to Date Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2011
Net sales six months ended July 2, 2011	$6,978	100%
Volume	95,197	1,364%
Average net selling prices	(61,434)	(880%)
Net sales six months ended June 30, 2012	$40,741	584%

The $33.7 million increase in net sales over the same period last year was primarily due to the inclusion of Rio’s net sales of $34.2 million for the six months ended June 30, 2012. Hampshire Brands net sales decreased by $0.8 million compared to the same period last year due to lower prices and lower volume primarily associated with the winddown of the JOE Joseph Abboud® licensing agreement. Rio sells a higher volume of units at a lower price point than Hampshire Brands, and we do not expect Rio to experience high levels of seasonality. Due to the seasonality of Hampshire Brands and its launch during the fourth quarter of Dockers® tops, a significant portion of its net sales are expected to occur in the third and fourth quarters of 2012.

Gross Profit
Gross profit for the six months ended June 30, 2012 was $8.1 million compared to gross profit of $0.7 million for the same period last year. The 2012 improvement over 2011 reflected an increase in net sales attributable to Rio and an increase in volume for scott james®. In addition, cost of goods sold increased to $32.7 million for the six months ended June 30, 2012 from $6.3 million for the six months ended July 2, 2011 primarily due to the acquisition of Rio. The increase in cost of goods sold as a result of Rio was $27.1 million, which was somewhat offset by a volume driven decrease in cost of goods sold at Hampshire Brands of $0.7 million.  We confront inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials. To the extent we cannot pass these increases onto our customers, our future results will be adversely affected.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2012 were $17.3 million compared with $10.2 million for the same period last year. This increase is primarily the result of the addition of Rio’s selling, general and administrative expenses for the six months ended June 30, 2012 of $5.7 million and $1.7 million of residual overhead costs incurred during the first quarter of 2012 that remained after the sale of the women’s division in 2011.

During the six months ended June 30, 2012 we announced a cost savings plan primarily related to workforce reduction. We expect this plan will provide annualized savings of approximately $1.0 million in compensation costs.

Loss on Goodwill Impairment
Goodwill is tested for impairment at least on an annual basis or more frequently if events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. Based upon tests performed during the six months ended July 2, 2011, we recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. No impairment test was considered necessary as of June 30, 2012.

Income Taxes
Our provision for income taxes for the six months ended June 30, 2012 and July 2, 2011 is comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $2.8 million or an effective tax rate of 30.4% due to the losses incurred in the six months ended June 30, 2012. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $4.3 million or an effective tax rate of 39.5% due to the losses incurred in the six months ended July 2, 2011.  (See Item 1. Financial Statements Note 8 – Taxes)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances.  Due to the seasonality of our business, cash used in operations typically exceeds cash provided by operations during the first six months of the year.  Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

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

On April 30, 2012, we entered into a second amendment to our credit agreement with WFCF to properly align our Credit Facility with our business model going forward (“second amendment”). This amendment provides for, among other things, amendments to the fixed charge coverage ratio and liquidity covenants, and the inclusion of certain accounts receivable in the calculation of the borrowing base under the Credit Facility. The Second Amendment also provides for an increase in the amount of intercompany advances that are permitted under the Credit Facility.

At June 30, 2012, there were no outstanding borrowings from the Credit Facility with approximately $5.6 million of availability that included approximately $2.8 million in restricted cash and approximately $10.3 million of cash and cash equivalents that was not included in the availability calculation. The highest level of borrowings outstanding during the second quarter of 2012 was approximately $0.5 million. Borrowings under the Credit Facility were generally repaid on the same day. At June 30, 2012, letters of credit outstanding was approximately $10.9 million.

We believe that cash on hand, borrowings available to us under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

INFLATION

We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. We have historically managed to lessen the impact of inflation by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We confront increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials, particularly cotton. If these costs rise at rates higher than those we have historically experienced, there can be no guarantee that we will be successful in passing a sufficient portion of such increases onto our customers to preserve our gross profit.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2011. See Item 1. Financial Statements Note 1 – Basis for Presentation regarding Recent Accounting Pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first six months of fiscal year 2012, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2011, which was filed with the SEC on March 19, 2012, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three and six months ended June 30, 2012 due to the fact that there were insignificant short-term borrowings on our Credit Facility during the period.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of June 30, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of litigation and certain related matters, please see Note 7 of Part I, Item 1, entitled Commitments and Contingencies.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES COMMON STOCK, $0.10 PAR VALUE

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2012 – April 28, 2012	—	$—	—	—
April 29, 2012 – May 26, 2012	—	—	—	—
May 27, 2012 – June 30, 2012	—	—	—	—
Total	—	—	—	—

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS**   XBRL Instance

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

Hampshire Group, Limited

Date: August 10, 2012	By:	/s/ Heath L. Golden
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

101
The following materials from our Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS**   XBRL Instance

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