Form 10-Q
period 2012-09-29
HAMPSHIRE GROUP LTD
filed 2012-11-08
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Number of shares of common stock outstanding as of November 3, 2012: 7,517,903

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 29, 2012

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

ii

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	September 29, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$2,229	$25,801
Accounts receivable, net	22,589	13,150
Other receivables	388	823
Inventories, net	37,121	18,591
Other current assets	3,031	1,701
Assets of discontinued operations	132	174
Total current assets	65,490	60,240
Fixed assets, net	8,406	9,203
Goodwill	2,559	2,559
Intangible assets, net	14,990	16,161
Other assets	683	1,046
Total assets	$92,128	$89,209

Current liabilities:
Current portion of long-term debt	$10	$36
Borrowings under credit facility	14,086	—
Accounts payable	10,796	11,534
Accrued expenses and other liabilities	15,471	12,574
Liabilities of discontinued operations	357	1,070
Total current liabilities	40,720	25,214
Long-term debt less current portion	—	5
Other long-term liabilities	15,721	21,583
Total liabilities	56,441	46,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at September 29, 2012 and December 31, 2011, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at September 29, 2012 and December 31, 2011, respectively; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 8,243,784 shares issued at September 29, 2012 and December 31, 2011	824	824
Additional paid-in capital	37,371	36,804
Retained earnings	2,951	12,977
Treasury stock, 748,759 and 1,116,796 shares at cost at September 29, 2012 and December 31, 2011, respectively	(5,459)	(8,198)
Total stockholders’ equity	35,687	42,407
Total liabilities and stockholders’ equity	$92,128	$89,209

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$36,309	$33,492	$77,050	$40,470
Cost of goods sold	29,102	27,853	61,752	34,127
Gross profit	7,207	5,639	15,298	6,343
Selling, general and administrative expenses	8,349	8,667	25,548	18,818
Restructuring costs	259	59	400	133
Goodwill impairment loss	—	—	—	1,204
Loss from operations	(1,401)	(3,087)	(10,650)	(13,812)
Other income (expense):
Interest income	1	4	2	5
Interest expense	(167)	(135)	(330)	(320)
Other, net	154	(16)	178	(34)
Loss from continuing operations before income taxes	(1,413)	(3,234)	(10,800)	(14,161)
Income tax (benefit) provision	10	(1,056)	102	(1,013)
Loss from continuing operations	(1,423)	(2,178)	(10,902)	(13,148)
Income (loss) from discontinued operations, net of taxes	(99)	356	660	9,440
Net loss	$(1,522)	$(1,822)	$(10,242)	$(3,708)
Basic income (loss) per share:
Loss from continuing operations	$(0.19)	$(0.36)	$(1.52)	$(2.28)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.06	0.10	1.64
Net loss	$(0.20)	$(0.30)	$(1.42)	$(0.64)
Diluted income (loss) per share:
Loss from continuing operations	$(0.19)	$(0.36)	$(1.52)	$(2.28)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.06	0.10	1.64
Net loss	$(0.20)	$(0.30)	$(1.42)	$(0.64)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,451	6,076	7,190	5,756
Diluted weighted average number of common shares outstanding	7,451	6,076	7,190	5,756

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Stockholders’ Equity
Balance at December 31, 2011	8,243,784	$824	$36,804	$12,977	1,116,796	$(8,198)	$42,407
Net loss	—	—	—	(10,242)	—	—	(10,242)
Restricted stock forfeitures	—	—	—	3,472	472,875	(3,472)	—
Issuance of treasury stock for employee grant	—	—	—	(245)	(33,334)	245	—
Issuance of treasury stock for contingent consideration	—	—	—	(3,011)	(814,096)	5,979	2,968
Stock based compensation	—	—	567	—	—	—	567
Purchase of treasury shares	—	—	—	—	6,518	(13)	(13)
Balance at September 29, 2012	8,243,784	$824	$37,371	$2,951	748,759	$(5,459)	$35,687

See accompanying notes to the financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net loss	$(10,242)	$(3,708)
Less: Income from discontinued operations, net of taxes	660	9,440
Loss from continuing operations	(10,902)	(13,148)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,819	1,650
Loss on goodwill impairment	—	1,204
Stock based compensation	567	227
Loss on disposal of fixed assets	2	4
Changes in operating assets and liabilities:
Receivables, net	(9,004)	(9,366)
Inventories, net	(18,530)	(14,640)
Other assets	(1,106)	411
Liabilities	(735)	(400)
Net cash used in continuing operating activities	(36,889)	(34,058)
Net cash (used in) provided by discontinued operations	(11)	314
Net cash used in operating activities	(36,900)	(33,744)
Cash flows from investing activities:
Capital expenditures	(714)	(195)
Acquisition of a business, net of cash acquired	—	(12,169)
Proceeds from sale of businesses	—	15,032
Net cash provided by (used in) investing activities	(714)	2,668
Cash flows from financing activities:
Decrease in restricted cash	—	2,724
Proceeds from line of credit	20,572	13,017
Repayment of line of credit	(6,486)	(13,017)
Purchase of treasury stock	(13)	(9)
Repayment of long-term debt	(31)	(29)
Net cash provided by financing activities	14,042	2,686
Net decrease in cash and cash equivalents	(23,572)	(28,390)
Cash and cash equivalents at beginning of period	25,801	33,720
Cash and cash equivalents at end of period	$2,229	$5,330
Supplemental disclosure of cash flow information:
Non-cash issuance of stock for contingent consideration	$2,968	$—
Non-cash restricted stock forfeitures	$3,472	$—
Non-cash issuance of treasury stock for employee grant	$245	$—

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

The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as disclosed in Note 13 – Restructuring and Cost Savings Plan.

Reclassifications
Certain reclassifications have been made to prior period amounts between Retained earnings and Additional paid-in capital to conform to the current period financial statement presentation.

Accounting Standard Updates
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, an entity is required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-08 is effective for the Company’s fiscal year ending December 31, 2012, and the adoption did not have an impact to the Company’s consolidated financial statements.

Note 2 – Acquisitions

On August 25, 2011, the Company, through its wholly owned subsidiary, RG Merger Sub S.A., completed its acquisition of Rio Garment S. de R.L. (“Rio”) for an aggregate purchase price of approximately $21.6 million to diversify its distribution channels with vertical specialty stores and improve its growth potential.

Upon closing, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, upon the closing, the Company issued to the former Rio equity holders an aggregate of $2.6 million in Hampshire common stock, par value $0.10 (“Hampshire Common Stock”) and held back an additional $6.5 million of Hampshire Common Stock for potential post-closing purchase price adjustments and indemnification claims.

During the nine months ended September 29, 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement.  An additional $1.8 million of the escrowed amount was paid to the former Rio equityholders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement.

As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during the nine months ended September 29, 2012, the Company issued to a representative of the former Rio equityholders a total of $3 million of Hampshire Common Stock pursuant to the terms of the merger agreement. The Company continues to hold back an additional $3.5 million of Hampshire Common Stock until the conclusion of all indemnification holdback periods which may be up to 24 months from the closing date.

The following table summarizes the fair values of the assets acquired and liabilities, including purchase price adjustments, assumed at the acquisition date:

(In thousands)	August 25, 2011
Purchase price at acquisition date, adjusted	$15,111
Additional installment of purchase price	6,500
Total	$21,611
Assets
Cash	$183
Accounts receivable	1,896
Inventories	11,921
Other current assets	872
Fixed assets	1,203
Goodwill	2,559
Intangible assets	16,681
Other assets	25
Total assets acquired	$35,340

Liabilities
Accounts payable	$9,098
Accrued expenses and other liabilities	4,631
Total liabilities assumed	$13,729
Purchase price (net assets acquired)	$21,611

During the quarter ended September 29, 2012, we retrospectively adjusted our previously reported preliminary purchase price allocation for changes to our original estimates. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. During the quarter ended September 29, 2012, the Company received a favorable tax ruling on certain tax obligations that were assumed by the Company upon the acquisition of Rio.  As a result, Accrued expenses and other liabilities decreased by approximately $1.9 million.  Also, an indemnification asset related primarily to the tax withholding obligations decreased by approximately $2.0 million.  Among other revisions, goodwill increased by approximately $0.1 million as an offset to the above-mentioned changes.

Note 3 –Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of September 29, 2012 and December 31, 2011:

	September 29, 2012		December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets not subject to amortization:
Goodwill	$2,559	—	$2,559	—
Intangible assets subject to amortization:
Customer relationships	$16,441	$(1,639)	$16,441	$(504)
Non-compete agreement	240	(52)	240	(16)
Total	$16,681	$(1,691)	$16,681	$(520)

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Amortization expense	$391	$130	$1,171	$130

During the quarter ended September 29, 2012, we retrospectively adjusted the balance in goodwill as a result of finalizing our previously reported preliminary purchase price allocation for the acquisition of Rio.   See Note 2 – Acquisitions for further details.

Amortization expense for intangible assets for each year ending December 31 for 2012 through 2015 is expected to be approximately $1.6 million. For the year ending December 31, 2016, amortization expense is expected to be approximately $1.5 million.

Note 4 – Inventories

Inventories at September 29, 2012 and December 31, 2011 consisted of the following:

(In thousands)	September 29, 2012	December 31, 2011
Finished goods	$24,311	$9,253
Work in process	3,555	2,878
Raw materials and supplies	10,411	7,600
Total cost	38,277	19,731
Less: reserves	(1,156)	(1,140)
Inventories, net	$37,121	$18,591

Note 5 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

Three months ended September 29, 2012:
Basic loss from continuing operations	$(1,423)	7,451	$(0.19)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(1,423)	7,451	$(0.19)
Three months ended October 1, 2011:
Basic loss from continuing operations	$(2,178)	6,076	$(0.36)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(2,178)	6,076	$(0.36)

Nine months ended September 29, 2012:
Basic loss from continuing operations	$(10,902)	7,190	$(1.52)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(10,902)	7,190	$(1.52)
Nine months ended October 1, 2011:
Basic loss from continuing operations	$(13,148)	5,756	$(2.28)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(13,148)	5,756	$(2.28)

For the three and nine months ended September 29, 2012 and October 1, 2011, potentially dilutive shares of 581,000 and 572,500, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 6 – Credit Facility

The Company has a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). The Credit Facility matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries with the exception of internationally held inventory. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

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

At September 29, 2012, there were approximately $14.1 million in outstanding borrowings and approximately $8.4 million outstanding under letters of credit. Borrowing availability was approximately $7.0 million at September 29, 2012.  The Company had approximately $2.2 million of cash that is not included in the availability calculation.

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

On February 23, 2011, the court appointed Receiver of the subject property commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The Receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action dated June 16, 2011. The motion and subsequent cross-motion were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery, and on July 30, 2012 the Civil Court commenced a trial on the matter.  As of the date of issuance of the financial statements, the trial was still ongoing.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 8 – Taxes

The Company’s provision for income taxes for the quarters ended September 29, 2012 and October 1, 2011 is comprised primarily of state minimum income taxes and interest and penalties on income tax reserves.

As of September 29, 2012, unrecognized tax benefits of approximately $4.5 million, including approximately $2.1 million of accrued interest and penalties, is included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.2 million, including interest and penalties of approximately $0.8 million, due to the expiration of statutes of limitation within the next twelve months. The Company currently has U.S. net operating loss carryforwards and has utilized net operating loss carrybacks. Upon examination, one or more of these net operating loss carryforwards or carrybacks may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of September 29, 2012 and October 1, 2011. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized an insignificant tax expense from continuing operations in the three months ended September 29, 2012 and a tax benefit from continuing operations of $2.8 million or an effective tax rate of 26.0% due to the losses incurred in the nine months ended September 29, 2012. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $2.2 million or an effective tax rate of 69.2% and a tax benefit from continuing operations of $6.6 million or an effective tax rate of 46.3% due to the losses incurred in the three and nine months ended October 1, 2011, respectively.

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

The underlying assets and liabilities of the discontinued operations at September 29, 2012 and December 31, 2011 were as follows:
(In thousands)	September 29, 2012	December 31, 2011
Other receivables	$122	$170
Other current assets	10	4
Assets of discontinued operations	$132	$174

Accounts payable	$—	$237
Accrued expenses and other liabilities	357	833
Liabilities of discontinued operations	$357	$1,070

At September 29, 2012 and December 31, 2011, approximately $0 and $0.2 million, respectively, remains accrued in Accrued expenses and other liabilities in the table above relating to divisions disposed and discontinued prior to 2011.

The operating results for the discontinued operations for the three and nine months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$—	$—	$—	$16,311

Gross loss	$—	$—	$—	$(3,316)

Gain on sale of discontinued operations	$—	$—	$—	$10,848

Income (loss) from discontinued operations before income taxes	$(99)	$356	$660	$9,440
Income tax provision	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$(99)	$356	$660	$9,440

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

At September 29, 2012, $2.2 million and $4.9 million of deferred loss on lease obligations is included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, of the unaudited condensed consolidated balance sheet. The Company has loss on lease obligations separate from the New York Office lease of $0.6 million and $0.8 million at September 29, 2012 and December 31, 2011, respectively. A reconciliation of the beginning and ending liability balances for the total loss on lease obligations is shown in the tables below:

	Three Months Ended
	September 29, 2012			October 1, 2011
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$7,291	$619	$7,910	$—	$496	$496
Charges (credits) to expense	(363)	9	(354)	—	7	7
Costs paid or settled	(387)	(70)	(457)	—	(42)	(42)
End of period	$6,541	$558	$7,099	$—	$461	$461

	Nine Months Ended
	September 29, 2012			October 1, 2011

(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$7,871	$826	$8,697	$—	$572	$572
Charges (credits) to expense	(172)	30	(142)	—	20	20
Costs paid or settled	(1,158)	(298)	(1,456)	—	(131)	(131)
End of period	$6,541	$558	$7,099	$—	$461	$461

Note 11 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 29, 2012, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of September 29, 2012.

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

The following table summarizes the activity for the Stock Plan’s unvested option grants for the nine months ended September 29, 2012:

	2012
	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	—	$—
Granted	707,000	1.54
Forfeited	(126,000)	1.40
Vested	—	—
Non-vested at end of period	581,000	$1.57

Compensation expense of approximately $0.1 million and $0.2 million for the three and nine months ended September 29, 2012, respectively, related to the Company’s stock options is recorded in Selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

Note 13 – Restructuring and Cost Savings Plan

During the current year the Company initiated a cost savings plan primarily related to workforce reduction. The Company has incurred approximately $0.3 million and $0.4 million in severance costs related to personnel reductions for the three and nine months ended September 29, 2012, respectively.  Severance costs are included in Restructuring costs in the unaudited consolidated statement of operations.  Approximately $0.1 million in accrued severance costs is classified in Accrued expenses and other liabilities as of September 29, 2012 on the unaudited condensed consolidated balance sheets.

Subsequent to the end of the third quarter, the Company is finalizing plans to expand the cost savings plan and expects to incur additional severance costs before the end of 2012.

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

Our relationships with major retailers range from national and regional department stores such as Macy’s, Inc. and Belk, Inc., to upscale department stores such as Bloomingdale’s, to national chain stores such as J.C. Penney Company, Inc. and Kohl’s Department Stores, Inc., to vertical specialty stores such as Aeropostale, Inc., to off-price retailers such as TJX Companies, Inc., and Ross Stores, Inc. These relationships enable our products to reach a large consumer base both in number and in geographical area.

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

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended September 29, 2012 and October 1, 2011

Net Sales
Net sales increased to $36.3 million for the three months ended September 29, 2012 compared with $33.5 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2011
Net sales quarter ended October 1, 2011	$33,492	100%
Volume	11,041	33%
Average net selling prices	(8,224)	(25%)
Net sales quarter ended September 29, 2012	$36,309	108%

The $2.8 million increase in net sales over the same period last year was primarily a result of the inclusion of a full quarter of Rio’s net sales for the three months ended September 29, 2012, which accounted for an increase in net sales of $5.7 million.  This was offset by a decrease in net sales of Hampshire Brands of $3.0 million compared to the same period last year due to lower volume primarily associated with the winddown of the JOE Joseph Abboud® licensing agreement. Rio sells a higher volume of units at a lower price point than Hampshire Brands. Due to the seasonality of Hampshire Brands and its launch during the third quarter of Dockers® tops, a significant portion of its net sales are occurring during the second half of 2012.

Gross Profit
Gross profit for the three months ended September 29, 2012 was $7.2 million compared to gross profit of $5.6 million for the same period last year, which, as a percentage of net sales, represented an increase from 16.8% to 19.8%.  The 2012 increase over 2011 was primarily due to the current quarter including a full quarter of operations for Rio and increases in volume and the average selling price per unit for scott james® as a result of expansion in the upscale department store market.  In addition, cost of goods sold increased to $29.1 million for the three months ended September 29, 2012 from $27.9 million for the three months ended October 1, 2011 primarily due to the acquisition of Rio. The increase in cost of goods sold as a result of Rio was $3.5 million, which was somewhat offset by a volume driven decrease in cost of goods sold at Hampshire Brands of $2.2 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 29, 2012 was $8.3 million compared to $8.7 million for the same period last year, which, as a percentage of net sales, represented a decrease from 25.9% to 23.0%. The decrease as a percentage of net sales is due to cost savings measures we have implemented in the past year.

Restructuring Costs
During the current year, we announced a cost savings plan primarily related to a workforce reduction. We incurred approximately $0.3 million in severance costs for the quarter ended September 29, 2012, and we are finalizing plans to expand our cost savings plan and expect to incur additional severance costs before the end of 2012. We expect that this plan will result in annualized savings of approximately $2.2 million in compensation costs.

Income Taxes
Our provision for income taxes for the quarters ended September 29, 2012 and October 1, 2011 was comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized an insignificant tax expense from continuing operations in the quarter ended September 29, 2012. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $2.2 million or an effective tax rate of 69.2% due to the losses incurred in the quarter ended October 1, 2011. (See Item 1. Financial Statements Note 8 – Taxes)

Year to Date Comparison – Nine Months Ended September 29, 2012 and October 1, 2011

Net Sales
Net sales increased to $77.1 million for the nine months ended September 29, 2012 compared with $40.5 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Year to Date Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2011
Net sales nine months ended October 1, 2011	$40,470	100%
Volume	93,767	231%
Average net selling prices	(57,187)	(141%)
Net sales nine months ended September 29, 2012	$77,050	190%

The $36.6 million increase in net sales over the same period last year was primarily due to an increase in Rio’s net sales of $39.9 million as a result of owning Rio for the entire nine months ended September 29, 2012 as compared to owning Rio for less than one quarter of the comparable period in the prior year. Hampshire Brands net sales decreased by $3.9 million compared to the same period last year due to lower volume primarily associated with the winddown of the JOE Joseph Abboud® licensing agreement. Rio sells a higher volume of units at a lower price point than Hampshire Brands. Due to the seasonality of Hampshire Brands and its launch during the third quarter of Dockers® tops, a significant portion of its net sales are occurring during the second half of 2012.

Gross Profit
Gross profit for the nine months ended September 29, 2012 was $15.3 million compared to gross profit of $6.3 million for the same period last year, which as a percentage of net sales, represented an increase from 15.7% to 19.9%. The 2012 improvement over 2011 was primarily due to the current period including nine months of operations for Rio.  In addition, cost of goods sold increased to $61.8 million for the nine months ended September 29, 2012 from $34.1 million for the nine months ended October 1, 2011 primarily due to the acquisition of Rio. The increase in cost of goods sold as a result of Rio was $30.6 million, which was somewhat offset by a volume driven decrease in cost of goods sold at Hampshire Brands of $2.9 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 29, 2012 were $25.5 million compared with $18.8 million for the same period last year, which as a percentage of net sales, represented a decrease from 46.5% to 33.2%. The decrease as a percentage of net sales is due to a combination of factors including increased sales volume as compared to fixed expenses and overall reductions in expense as a result of cost savings measures we have implemented.

Restructuring Costs
During the current year, we announced a cost savings plan primarily related to a workforce reduction. We incurred approximately $0.4 million in severance costs for the nine months ended September 29, 2012, and we are finalizing plans to expand our cost savings plan and expect to incur additional severance costs before the end of 2012. We expect that this plan will provide annualized savings of approximately $2.2 million in compensation costs.

Loss on Goodwill Impairment
Goodwill is tested for impairment at least on an annual basis or more frequently if events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. Based upon tests performed during the nine months ended October 1, 2011, we recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. No impairment test was considered necessary as of September 29, 2012.

Income Taxes
Our provision for income taxes for the nine months ended September 29, 2012 and October 1, 2011 was comprised mostly of state minimum income taxes and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $2.8 million or an effective tax rate of 26.0% due to the losses incurred in the nine months ended September 29, 2012. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $6.6 million or an effective tax rate of 46.3% due to the losses incurred in the nine months ended October 1, 2011.  (See Item 1. Financial Statements Note 8 – Taxes)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances.  During the current year we have expanded the conversion cycle in our manufacturing processes and have more working capital in raw materials inventory.  Due to the seasonality of our business, cash used in operations typically exceeds cash provided by operations during the first nine months of the year, and as such borrowing under our revolving credit facility, if any, will generally occur during the third and fourth quarters of the year.  Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

We have a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). The Credit Facility matures on October 28, 2014, and is secured by substantially all of our assets and those of our domestic subsidiaries with the exception of internationally held inventory. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

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

At September 29, 2012, there was approximately $14.1 million in borrowings outstanding under the Credit Facility with approximately $7.0 million of availability and approximately $2.2 million of cash and cash equivalents that was not included in the availability calculation. The highest level of borrowings outstanding during the third quarter of 2012 was the balance at September 29, 2012 of approximately $14.1 million.  At September 29, 2012, letters of credit outstanding was approximately $8.4 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first nine months of fiscal year 2012, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2011, which was filed with the SEC on March 19, 2012, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three and nine months ended September 29, 2012 due to the short term nature of borrowings on our Credit Facility during these periods.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, as of September 29, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK, $0.10 PAR VALUE

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 – July 28, 2012	—	$—	—	—
July 29, 2012 – August 25, 2012	—	—	—	—
August 26, 2012 – September 29, 2012	—	—	—	—
Total	—	—	—	—

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 29, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

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

Hampshire Group, Limited

Date: November 8, 2012	By:	/s/ Heath L. Golden
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

101
The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 29, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS** XBRL Instance

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