Form 10-K
period 2012-12-31
HAMPSHIRE GROUP LTD
filed 2013-03-18
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant was $15,209,466. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Markets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the Registrant has defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than ten percent of the Registrant’s Common Stock.

Number of shares of Common Stock outstanding as of March 2, 2013:  7,472,457

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement, relative to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAMPSHIRE GROUP, LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we” and “us” are used to refer to Hampshire Group, Limited and our wholly-owned subsidiaries.

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

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands, our own proprietary brands and the private labels of our customers. Among others, we offer a full tops assortment under the Dockers® brand and a t-shirt and board short assortment under the Panama Jack® brand, both of which are licensed, as well as private label t-shirt and sweater offerings to retailers under their private labels.

The scott james® brand is a designer apparel collection for men, which includes a full sportswear offering. It is sold primarily through upscale department and specialty stores, scott james® retail shops and online at www.scottjamesonline.com.

Rio Garment S.A. (“Rio”), acquired August 25, 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States. Rio’s manufacturing platform primarily supports the vertical specialty store channel. Our manufacturing operations begin with the purchase of fabric and other raw materials from third party suppliers. The fabrics are ultimately sewn into finished garments at our textile facility or at the facilities of third party contractors located in Honduras. Rio also purchases yarn and outsources fabric production to third parties, where upon completion, the fabric returns to the Rio facility for production. Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers).

Recent Initiatives
The economic environment over the past several years has been challenging and has been characterized by, among other things, restrained consumer spending, weak credit market conditions and inflationary pressures on our cost of goods. In an effort to preserve gross margin dollars in the face of rising costs of goods and stagnant out the door prices, during the past two years we have taken significant steps to reposition our Company for growth and profitability, including:

▪
Disposition of the women’s businesses. In May 2011, we announced a significant shift in our growth strategy with the disposition of our underperforming women’s businesses. The disposition of these businesses allowed us to focus on leveraging our operating platform in the men’s business and actively pursue other strategic opportunities. On May 5, 2011, in connection with this new strategic direction, we sold our women’s businesses, Hampshire Designers and Item-Eyes, in two separate transactions for a total purchase price of $12.3 million plus inventory before consideration of certain transaction costs and assets and liabilities that were not sold.

▪
Integration of Rio. On August 25, 2011, we reached a significant milestone with the acquisition of Rio. Rio has provided us an opportunity to grow our core business into the fast-growing vertical specialty store channel and has allowed us to leverage our existing operating platforms to expand Rio’s business into the department and chain store channels.  Rio has the ability to produce for a variety of apparel categories including performance and fashion.  Since completing the acquisition we have augmented Rio’s infrastructure in place to support growth. We are realizing the benefits of our strategy for Rio as we continue to develop a more robust product offering, grow its capacity within its current physical footprint and improve the efficiency of its operations.

▪
Added Dockers® and Panama Jack® licenses while phasing out legacy licenses with declining sales.  We entered into a multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States. As part of this agreement, we oversee the design, production, sales and distribution of the line, to certain chain and department stores including Kohl’s Department Stores, Inc., J.C. Penney Company, Inc. and Sears Holding Corporation. The woven and knit line includes button down shirts, polos, fleece tops and t-shirts. We believe that these additional categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.  We also entered into a licensing agreement with Panama Jack® to provide a new line of lifestyle apparel for men, including a full tops and board short assortment.  The Dockers® and Panama Jack® licenses are well-recognized growing brands that have allowed us to phase out legacy licenses with declining sales.

▪
Broadening and diversifying our customer base. We remain focused on exploring opportunities to grow our sales and expand our retail relationships. We continued through 2012 to build brand recognition and market presence, as demonstrated by a new customer relationship with Bloomingdale’s. Further, we have begun new customer relationships with Wal-Mart and Kmart through our Panama Jack business.

▪	Restructuring and cost savings plan. In 2012, we implemented a cost savings plan, primarily through workforce reduction, that has allowed us to operate our business more efficiently and reduce costs.

▪
Reorganization plan. On January 15, 2013 Heath L. Golden resigned as chief executive officer of the Company.  At the time of the resignation the Board of Directors of the Company (the “Board”) appointed Paul Buxbaum to serve as the Company’s new chief executive officer.  Additionally, on January 28, 2013, the Company entered into an agreement with Buxbaum Group to provide certain restructuring and advisory consulting services. Pursuant to the agreement, Buxbaum Group is tasked with providing specific recommendations to the Board concerning the organization, operations and expenses to better support the Company’s business model and sales levels. Additionally, under the agreement Buxbaum Group is responsible for the implementation of such recommendations to the extent adopted by the Board.

Our Products
We have continued to enhance and diversify our product lines in 2012. Our expanded product line and capabilities through the acquisition of Rio and development of scott james® permit us to supply many more departments of our existing customers and helps us attract new customers.

The emphasis with every garment we offer is a compelling product that features high quality and good value. The recent diversification and expansion of our product offerings allows us to participate in a range of retail price points from "main floor" traditional styles to fashion forward designer styles.

Our Strengths
We believe that we occupy a strong competitive position in a consolidating industry.  We plan to further solidify our position through:

Business Focus.  We continually review our portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business focus. During 2012, we expanded the product categories under our Dockers® license and entered into a Panama Jack® license. In 2011, we discontinued and sold the women’s businesses and acquired Rio.

Solid Infrastructure.  We are recognized by leading retailers for our compelling product design, high quality value proposition, sourcing expertise and commitment to customer service. Our international sourcing abilities permit us to deliver trend right, quality product to each of the tiers of distribution we supply, which are primarily located within the United States. The quality of our garments is assured in a variety of ways. Each garment is manufactured using fine quality yarns and undergoes rigorous quality assurance checks. We utilize our own personnel, as well as factory personnel, independent inspection agencies and independent test labs to ensure that our products meet the high quality standards required for our brands.

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

Our Strategy
Hampshire’s strategies for the future include leveraging our:

Experienced Design and Sourcing Capabilities.  We have and continue to invest in high quality design talent and resources. Our investments are aimed at further strengthening our design and sourcing efficiencies to ensure our brands fulfill the demand for high quality, value and trend right product.

Strong Competitive Position.  As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering such well known licensed brands as Dockers® and Panama Jack® lines. In addition, we are continuing to develop our owned scott james® brand. Also, Rio provides dependable and optimal pricing for the vertical specialty store customers. As we continue to integrate Rio into our business, we believe that we can benefit from considerable cross-selling opportunities and that our acquisition of Rio positions us well with respect to the strong industry trend toward migrating production to the western hemisphere.

Constant Improvement of our Infrastructure.  As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. During 2012 we were able to successfully integrate Rio onto certain reporting and operating platforms.  Also, the Company is in the process of implementing a state-of-the-art production and planning system that will further enhance and improve Rio’s operating capabilities.

Growth Opportunities in Existing and New Channels.  We are focused both on growing our sales to retailers in the moderate department and chain store channel, as well as actively exploring new sales channels including international, vertical specialty stores and direct-to-consumer. Our efforts with scott james® and Rio have been critical to achieving growth in this respect.

Organization
We have a long history of supplying men's branded and private label apparel to the department stores and national chains throughout the United States. We utilize our own sales force and contract third party salespersons to sell our products. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends. Our acquisition of Rio has allowed us to continue to build upon our product diversification, sales force and agility within the apparel industry.

Customers
We have long term relationships with many of our customers. Hampshire Brands sells products principally into the moderate price sector of most major department and chain stores in the United States.  scott james® sells products primarily to upscale specialty stores. Rio sells primarily to the vertical specialty store channel. Sales to our three largest customers in 2012, Aeropostale, Kohl's Department Stores, Inc. and J.C. Penney Company, Inc.  represented 52%, 14% and 12%, respectively, of total annual sales. These same three customers represented 30%, 16% and 28%, respectively, of total sales during 2011. The growth in sales from Aeropostale from 2011 to 2012 was primarily due to a full year of sales in 2012 as compared to 2011 as Rio was acquired on August 25, 2011 and represents sales from that date forward.  For each of the last two years, more than 99% of our sales from continuing operations were to customers located in the United States.

Suppliers
Hampshire Brands and scott james® primarily use foreign suppliers for their raw materials and product manufacturing. During 2012, the majority of our products were produced by independent manufacturers located in Southeast Asia. Keynote Services, Limited, our subsidiary based in China, assists with our sourcing needs and provides quality control. Rio primarily purchases raw materials, including yarn and fabric, from suppliers in the United States. Fabric is also purchased locally in Honduras. Purchased fabric is used in the manufacturing process at our facility located in Honduras. We outsource the fabric production to third party manufacturers.

Competition
The apparel market remains highly competitive. Competition is primarily based on design, price, quality and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from private label programs of the internal sourcing organizations of many of our customers and factories located in Southeast Asia.

Our ability to compete is enhanced by our in-house design capabilities and our international sourcing relationships. Our launches of both Dockers® and Panama Jack® in additional categories and of scott james®, as well as the acquisition of Rio are the most recent examples of our ongoing efforts to deploy our financial resources in a manner that helps develop a competitive advantage by broadening our apparel offerings and product lines to reach multiple tiers of distribution.

Seasonality
In the past our business was highly seasonal as a result of our product mix including a high concentration of sweaters.  Although not as significant as in prior years, our business continues to maintain a fairly high degree of seasonality with approximately 65% of our sales during 2012 occurring in the third and fourth quarters.  As a result of such seasonality, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold, and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and may require draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

Seasonality in 2012 declined largely as a result of Rio’s more even distribution of sales throughout the year as compared to our other subsidiaries.  In 2013 and beyond, we expect this seasonality to decline further as a result of the Dockers® and Panama Jack® licenses which we believe will increase our sales during the spring season.

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

Backlog
Our sales order backlog as of March 2, 2013 was approximately $71.5 million compared to approximately $67.7 million as of March 2, 2012. The sales order backlog as of March 2, 2012 included $20.4 million of orders related to license agreements that expired in 2012. The timing of the placement of seasonal orders by customers affects the backlog; accordingly, a comparison of backlog from year to year is not necessarily indicative of a trend in sales for the year. The backlog as of March 2, 2013 is expected to be filled during 2013.

Trademarks and Licenses
We consider our owned trademarks to have significant value in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market apparel under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for three year terms. We do not own any patents.

Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers' distribution centers and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 40% of our customer orders for 2012 were received electronically. In some instances, our customers' computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.

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

Compliance with Environmental Laws
We believe that we are in compliance with applicable environmental laws and that such compliance will not have a major adverse financial impact on us. We further believe that there are no environmental matters that are likely to have a significant financial impact on us. There can be no assurance, however, that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we are not currently aware of any violations, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition or liquidity.

Employees
As of March 2, 2013, we employed approximately 979 full-time employees in Honduras, 76 full-time employees in the United States and 18 full-time employees in China. We believe our relationship with our employees is good. We have invested significant time and resources in ensuring that the working conditions in our Honduras facility meet or exceed the standards imposed by the relevant governing laws. In addition, we have proactive programs to promote workplace safety, personal health and employee wellness.

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
During 2012, the majority of our production took place in Honduras, and a significant portion of our products were also produced by independent manufacturers located outside the United States. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition and results of operations:

•	political or labor instability in countries where contractors and suppliers are located;
•	political or military conflict involving the United States;
•
heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	a significant decrease in availability or increase in cost of labor or raw materials, particularly in petroleum based synthetic fabrics;
•	impact of the global economic downturn on third party factories and their viability;
•	disease epidemics and health related concerns which could result in closed factories, reduced workforces and scrutiny or embargo of goods produced in infected areas;
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

The occurrence of any, some, or all of these events could have a material adverse impact on our business, operating results and financial condition. There can be no assurance that if a disruption occurred we could replace our manufacturing capacity and/or find other manufacturing resources.

There may not be an established public trading market for the Company’s common stock.
There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets (formerly known as “Pink Sheets”) under the symbol “HAMP”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Currently, we are not actively seeking to become listed on the Nasdaq Global Market or any other exchange. There can be no assurance that our common stock will again be listed on a national exchange, or that a trading market for our common stock will be established.

We rely on our key customers, and a significant decrease in business from or the loss of any one of these key customers would substantially reduce our revenues and adversely affect our business.
Aeropostale, Kohl’s Department Stores, Inc. and J.C. Penney Company Inc. account for a significant portion of our revenues. We do not have long term agreements with any of our customers and purchases generally occur on an order by order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our profitability.

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
Consistent with industry practice, we may allow customers to deduct agreed upon amounts from the purchase price for sales allowances, co-op advertising, new store opening discounts and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by uncontrollable factors, such as general economic conditions, changing fashion trends and weather conditions, as well as controllable factors, such as wholesale prices, design, merchandising and the quality of our goods. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. If our efforts to reduce our margin support are unsuccessful, we will likely continue to experience significant levels of chargebacks and margin support payments, which may further reduce our profitability resulting in a material adverse effect on our business.

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
Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subject us to the risks associated with unaffiliated manufacturers, transportation and other factors. If we do not comply with customer product requirements or meet their delivery requirements, our customers could seek reduced purchase prices, require significant margin support, reduce the amount of business they do with us or cease to do business with us, all of which would adversely affect our business.

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
Our business depends on our ability to source and distribute product in a timely manner. As a result, we rely on the free flow of goods on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers, manufacturers or our distribution facilities create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. An interruption in the flow of goods could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net sales and net income.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could adversely affect our ability to effectively operate our business.
Our ability to manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our internally developed enterprise resource planning system, as approximately 40% of our orders are received electronically. The failure of this system to operate effectively or to integrate with other systems or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remedy any such failure, problem or breach.

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
The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, retailers, importers and licensors, many of which have greater financial and marketing resources than we possess. We believe that the principal competitive factors in the apparel industry are:

•	brand name and brand identity;
•	timeliness, reliability and quality of product and services provided;
•	market share and visibility;
•	price; and
•	the ability to anticipate customer and consumer demands.

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. At December 31, 2012 and 2011, our goodwill and intangible assets were approximately $17.2 million and $18.6 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or other intangible assets are impaired, we would be required to write down the value of these assets.

The ultimate resolution of income and other possible tax liabilities may require us to incur expense beyond amounts reserved on our balance sheet or make cash payments beyond those that we anticipated.
The ultimate resolution of income and other possible tax liabilities may require us to incur expense beyond amounts reserved on our balance sheet or make cash payments beyond those that we anticipated. Our historic income and other tax positions may be challenged by the appropriate taxing authorities. We believe that we have provided adequate reserves for these tax positions for all periods open under the applicable statutes of limitations, but a challenge by a taxing authority could prove costly to defend as well as to resolve. If the actual liability for taxes exceeds our reserves, earnings could be materially adversely affected, and we may be required to make cash payments beyond what we anticipated.

Utilization of our net operating losses and tax credit carry-forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code (the “Code”) Section 382. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period. Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity of Section 382 of the Code and because of limitations on a publicly-traded company's knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. Our ability to fully utilize our net operating losses could be limited if there are future ownership changes that, together with certain ownership changes in our common stock that have occurred during any prior three year period (including, as of the date hereof, any shares issued in connection with the Rio transaction),  result in a “change of control” for the purposes of Section 382.

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
Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture our products could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices for fabrics depend largely on the market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors. At times in the past we have experienced significant upward pressure on each of the foregoing cost inputs, which resulted in pressure on our gross margin. Whenever possible, we pass along these cost increases to our customers through higher selling prices. Should our customers not accept such increases or should they accept them in the first instance, but fail to achieve higher average unit retails thereby increasing their need for margin support from us, our profitability may be materially adversely affected.

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

We may be restricted in our ability to borrow under our revolving credit facility.
Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. Our ability to borrow under the credit facility depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases and transactions with affiliates. An event of default under the credit facility could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit facility’s lenders, and in our inability to borrow additional amounts under the credit facility.

We may be unable to realize expected benefits from our restructuring and cost savings plan
In order to operate more efficiently and control costs, we announce from time to time restructuring and cost savings plans, such as our ongoing cost savings plan implemented in 2012, which may include workforce reductions and other cost reduction initiatives. These plans are intended to generate operating expense savings through selling, general and administrative expense reductions as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include delays in implementation of anticipated workforce reductions, additional unexpected costs and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.     Properties.

We lease our manufacturing facility, administrative offices, operations center, sales offices, sourcing offices, showrooms and a retail store. Rio’s manufacturing facility is located in San Pedro Sula, Honduras. Our sales offices and showrooms are in New York, New York. Our scott james®  retail store is in Boston, Massachusetts, and our scott james®  outlet store is in Minneapolis, Minnesota. We have administrative offices in Anderson, South Carolina, operations centers in New York, New York and Minneapolis, Minnesota, and sourcing offices in Dongguan, China and Hong Kong. We believe that all of our properties are well maintained and suitable for their intended use, with the exception of our New York office. See Item 3. Legal Proceedings.

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

On February 23, 2011, the court appointed Receiver of the subject property commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The Receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action dated June 16, 2011. The motion and subsequent cross-motion were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery.  On July 30, 2012 the Civil Court commenced a trial on the matter. The trial was concluded on December 19, 2012 and the respective parties filed post trial briefs and reply briefs with the Court on January 23 and February 5, 2013, respectively.  A decision by the trial court is expected during the second quarter of 2013.  See Item 8. Financial Statements and Supplementary Data Note 7 – Accrued Expenses and Other Liabilities and Note 13 – Commitments and Contingencies to the audited consolidated financial statements.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets under the symbol “HAMP”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 2, 2013, the Company had 37 stockholders of record of our common stock, although we believe there are a significantly larger number of beneficial owners. The following table sets forth the low and high sales prices of shares of our common stock for each of the quarters of 2012 and 2011 as reported by the OTC Markets:

	2012		2011
	Low	High	Low	High
First Quarter	$2.05	$2.69	$3.35	$5.00
Second Quarter	1.90	3.20	3.05	4.25
Third Quarter	2.65	3.50	2.26	3.93
Fourth Quarter	2.50	3.45	1.85	3.20

The closing stock price on March 2, 2013 was $3.00.

Any determination to pay dividends will be made by our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board may deem relevant. Our revolving credit facility contains restrictive covenants placing limitations on payment of cash dividends. We did not pay dividends on our outstanding stock during the years ended December 31, 2012 and 2011.

On March 31, 2012 and 2011, shares of Hampshire common stock in the amount of 6,518 and 2,881, respectively, were returned to the Hampshire Group, Limited 2009 Stock Incentive Plan which allows employees to satisfy their applicable withholding tax obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock.

In connection with the adoption of the Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”), the Board authorized 880,000 shares of common stock under the Stock Plan and initially approved grants totaling 862,500 shares, which consisted of grants to certain employees, managers, named executive officers and directors. Ten percent of each award of restricted stock was subject to time-based vesting with the remaining 90% of each award subject to performance-based vesting.  During 2012, 459,000 shares of non-vested restricted stock previously granted to certain employees who were participants in the Stock Plan were surrendered for cancellation by such employees pursuant to transactions that, with respect to each such employee, provided that such employee would be granted options to purchase Hampshire Common Stock in consideration for the cancellation of such shares of restricted stock held by it. In connection with such transactions, a total of 331,250 options were granted. In addition, during 2012, certain other employees who were participants in the Stock Plan were granted, in the aggregate, 375,750 options to purchase Hampshire Common Stock. Twenty-five percent (25%) of such options vested and became exercisable on December 31, 2012 and another twenty-five percent (25%) will vest and become exercisable on December 31st of each of 2013, 2014 and 2015, and the options will expire on March 30, 2022.

On October 1, 2012, 10,455 shares of Hampshire common stock were returned to the Company by Heath L. Golden pursuant to a net issuance in connection with the settlement of certain Restricted Stock Units in order to satisfy applicable withholding tax obligations.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for information regarding our equity compensation plan.

Item 6.     Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, included herein in Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data under the captions Statement of Operations Data and Balance Sheet Data as of and for the end of each of the years in the five year period ended December 31, 2012 are derived from our consolidated financial statements. The statement of operations data includes results from continuing operations, which excludes the discontinued operations of Hampshire Designers, Item-Eyes, Marisa Christina, Shane Hunter and David Brooks in each year presented. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008

Statement of Operations Data:
Net sales	$117,560	$86,148	$57,318	$64,820	$69,752

Gross profit	23,454	14,560	9,879	15,030	15,147
Selling, general and administrative expenses	33,965	27,977	16,871	15,910	20,337
Loss on lease obligation	—	6,306	—	—	—
Restructuring costs	644	179	—	4,175	215
Goodwill impairment loss	—	1,204	—	—	—
Special costs	—	—	4,481	4,547	3,761
Tender offer related costs	—	—	—	2,053	386
Loss from operations	$(11,155)	$(21,106)	$(11,473)	$(11,655)	$(9,552)
Loss from continuing operations	$(12,522)	$(20,301)	$(9,471)	$(5,826)	$(13,134)
Basic loss per share from continuing operations	$(1.72)	$(3.41)	$(1.70)	$(1.06)	$(1.91)
Diluted loss per share from continuing operations	$(1.72)	$(3.41)	$(1.70)	$(1.06)	$(1.91)
Basic weighted average common shares outstanding	7,271	5,941	5,554	5,482	6,884
Diluted weighted average common shares outstanding	7,271	5,941	5,554	5,482	6,884

	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and short term investments	$12,500	$25,801	$33,720	$33,365	$35,098
Restricted cash	—	—	2,725	—	—
Working capital (1)	24,926	35,922	48,098	52,883	51,324
Total assets (1)	72,085	89,035	78,553	86,929	98,706
Long-term liabilities	16,277	21,588	13,948	14,656	14,076
Total stockholders’ equity	34,339	42,407	49,402	58,849	64,797
Book value per share outstanding	4.57	5.95	7.81	9.32	11.85

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

In the past our business was highly seasonal as a result of our product mix including a high concentration of sweaters.  Although not as significant as in prior years, our business continues to maintain a fairly high degree of seasonality with approximately 65% of our sales during 2012 occurring in the third and fourth quarters.  As a result of such seasonality, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and may require draws from our revolving credit facility in the third or fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

Seasonality in 2012 declined as a result of Rio’s more even distribution of sales throughout the year as compared to our other subsidiaries.  In 2013 and beyond, we expect this seasonality to decline further as a result of the Dockers® and Panama Jack® licenses which we believe will increase our sales during the spring season.

We are a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc., Rio Garment S.A. and scott james, LLC. We were established in 1976 and are incorporated in the state of Delaware.

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands, our own proprietary brands and the private labels of our customers. Among others, we offer a full tops assortment under the Dockers® brand and a t-shirt and board short assortment under the Panama Jack® brand, both of which are licensed, as well as private label t-shirt and sweater offerings to retailers under their private labels.

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

The economic environment over the past several years has been challenging and has been characterized by, among other things, restrained consumer spending, weak credit market conditions and inflationary pressures on our cost of goods. In an effort to preserve gross margin dollars in the face of rising costs of goods and stagnant out the door prices, during the past two years we have taken significant steps to reposition our Company for growth and profitability, including:

▪
Disposition of the women’s businesses. In May 2011, we announced a significant shift in our growth strategy with the disposition of our underperforming women’s businesses. The disposition of these businesses allowed us to focus on leveraging our operating platform in the men’s business and actively pursue other strategic opportunities. On May 5, 2011, in connection with this new strategic direction, we sold our women’s businesses, Hampshire Designers and Item-Eyes, in two separate transactions for a total purchase price of $12.3 million plus inventory before consideration of certain transaction costs and assets and liabilities that were not sold.

▪
Integration of Rio. On August 25, 2011, we reached a significant milestone with the acquisition of Rio. Rio has provided us an opportunity to grow our core business into the fast-growing vertical specialty store channel and has allowed us to leverage our existing operating platforms to expand Rio’s business into the department and chain store channels.  Rio has the ability to produce for a variety of apparel categories including performance and fashion.  Since completing the acquisition we have augmented Rio’s infrastructure in place to support growth. We are realizing the benefits of our strategy for Rio as we continue to develop a more robust product offering, grow its capacity within its current physical footprint and improve the efficiency of its operations.

▪
Added Dockers® and Panama Jack® licenses while phasing out legacy licenses with declining sales.  We entered into a multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States. As part of this agreement, we oversee the design, production, sales and distribution of the line, to certain chain and department stores including Kohl’s Department Stores, Inc., J.C. Penney Company, Inc. and Sears Holding Corporation. The woven and knit line includes button down shirts, polos, fleece tops and t-shirts. We believe that these additional categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.  We also entered into a licensing agreement with Panama Jack® to provide a new line of lifestyle apparel for men, including a full tops and board short assortment.  The Dockers® and Panama Jack® licenses are well-recognized growing brands that have allowed us to phase out legacy licenses with declining sales.

▪
Broadening and diversifying our customer base. We remain focused on exploring opportunities to grow our sales and expand our retail relationships. We continued through 2012 to build brand recognition and market presence, as demonstrated by a new customer relationship with Bloomingdale’s. Further, we have begun new customer relationships with Wal-Mart and Kmart through our Panama Jack business.

▪	Restructuring and cost savings plan. In 2012, we implemented a cost savings plan, primarily through workforce reduction, that has allowed us to operate our business more efficiently and reduce costs.

▪
Reorganization plan. On January 15, 2013 Heath L. Golden resigned as chief executive officer of the Company.  At the time of the resignation the Board of Directors of the Company (the “Board”) appointed Paul Buxbaum to serve as the Company’s new chief executive officer. Additionally, on January 28, 2013, the Company entered into an agreement with Buxbaum Group to provide certain restructuring and advisory consulting services.  Pursuant to the agreement, Buxbaum Group is tasked with providing specific recommendations to the Board concerning the organization, operations and expenses to better support the Company’s business model and sales levels. Additionally under the agreement, Buxbaum Group is responsible for the implementation of such recommendations to the extent adopted by the Board.

Stock and Compensation Plans
The Hampshire Group, Limited 2009 Stock Incentive Plan (the “Stock Plan”) is designed to assist us in attracting, retaining, motivating and rewarding key employees, officers, directors and consultants, and promoting the creation of long term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders. The Stock Plan permits us to award eligible persons nonqualified stock options, restricted stock and other stock-based awards. In connection with the adoption of the Stock Plan, the Board authorized 880,000 shares of common stock under the Stock Plan and initially approved grants totaling 862,500 shares, which consisted of grants to certain employees, managers, named executive officers and directors. Ten percent of each award of restricted stock was subject to time-based vesting with the remaining 90% of each award subject to performance-based vesting.  During 2012, 459,000 shares of non-vested restricted stock previously granted to certain employees who were participants in the Stock Plan were surrendered for cancellation by such employees pursuant to transactions that, with respect to each such employee, provided that such employee would be granted options to purchase Hampshire Common Stock in consideration for the cancellation of such shares of restricted stock held by it. In connection with such transactions, a total of 331,250 options were granted. In addition, during 2012, certain other employees who were participants in the Stock Plan were granted, in the aggregate, 375,750 options to purchase Hampshire Common Stock. Twenty-five percent (25%) of such options vested and became exercisable on December 31, 2012 and another twenty-five percent (25%) will vest and become exercisable on December 31st of each of 2013, 2014 and 2015, and the options will expire on March 30, 2022.  See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for information regarding our equity compensation plan.

Separate from the Stock Plan, we granted to our previous chief executive officer 100,000 stock options (the “Options”) and 100,000 restricted stock units (“RSUs”), each on May 2, 2011, and 150,000 restricted shares of Hampshire Common Stock (the “Restricted Stock”) on August 25, 2011. The Options expire ten years from the grant date and vest ratably over two years following the grant date. One-third of the Options were unvested as of December 31, 2012. Each RSU represents the right to receive one share of the Company’s common stock upon settlement. The RSUs vest and settle ratably over two years following the grant date. One-third of the RSUs were unvested as of December 31, 2012. The shares of Restricted Stock vest ratably over two years following the grant date.  As of December 31, 2012, 50,000 shares of Restricted Stock were unvested.  Each of these stock awards were subject to the chief executive officer’s continued service through the applicable vesting dates.  As a result of the resignation of our previous chief executive officer on January 15, 2013, all of the remaining unvested Options, RSUs, and Restricted Stock were forfeited at that time.

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

See Item 8. Financial Statements and Supplementary Data Note 15 – Stock Plans, Compensation Plans and Retirement Savings Plan to the audited consolidated financial statements for additional discussion of these events.

Acquisition of Rio
On August 25, 2011, we acquired Rio by way of a merger for an aggregate purchase price of approximately $21.6 million (the “Merger”). Upon closing, we paid the former Rio equity holders a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain adjustments. We also paid in cash certain liabilities of Rio totaling approximately $5.9 million. We financed the cash portion of the acquisition with cash on hand. Of the $3.5 million deposited into the escrow account, we subsequently released $3.1 million to the equity holders with the remaining approximately $0.4 million released back to us pursuant to the terms of the merger agreement. Additionally, we issued to the former Rio equity holders an aggregate of $2.6 million in Hampshire common stock, par value, $0.10, and held back an additional $6.5 million of Hampshire common stock, par value, $0.10, (1,781,798 shares) for potential post-closing purchase price adjustments and indemnification claims. Of the $6.5 million that was held back, we have subsequently released to the equity holders approximately $3.0 million in Hampshire common stock during 2012. See Item 8. Financial Statements and Supplementary Data Note 2 – Acquisitions to the audited consolidated financial statements for additional discussion of this event.

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

In accordance with accounting principles generally accepted in the United States (“GAAP”), our consolidated financial statements reflect discontinued operations separately on the results of operations and financial position. For the year ended December 31, 2012, we had income from discontinued operations, net of taxes, of $0.8 million compared to income from discontinued operations of $10.3 million for the year ended December 31, 2011. See Item 8. Financial Statements and Supplementary Data Note 17 – Dispositions and Discontinued Operations to the audited consolidated financial statements for additional discussion of these events.

RESULTS OF CONTINUING OPERATIONS

Years ended December 31, 2012 and 2011

Net Sales
Net sales increased by 36.5% to $117.6 million in 2012 from $86.1 million in 2011. The reconciliation of net sales is outlined in the table below:

	Annual Rate/Volume
(In thousands)	Dollars	Percentage of 2011
Net sales for the year ended December 31, 2011	$86,148	100.0%
Volume	65,956	76.6%
Average selling prices	(34,544)	(40.1%)
Net sales for the year ended December 31, 2012	$117,560	136.5%

The $31.5 million increase in net sales over the prior year was primarily a result of the inclusion of a full year of Rio’s net sales for the year ended December 31, 2012, which accounted for an increase in net sales of $37.6 million.  This was offset by a decrease in net sales of Hampshire Brands of $9.0 million compared to the prior year due to lower volume primarily associated with the winddown of the JOE Joseph Abboud® licensing agreement.  Rio also sells a higher volume of units at a lower price point than Hampshire Brands which has contributed to the significant increase in volume over the prior year.  We believe that continued growth at Rio and the Dockers® and Panama Jack® licensing arrangements for Hampshire Brands will have an accretive impact to our net sales in 2013.

Gross Profit
Gross profit for 2012 was $23.5 million compared with $14.6 million for the prior year, which, as a percentage of net sales, represented an increase from 16.9% to 20.0%.  The 2012 improvement in gross profit over 2011 was primarily due to the current year including a full year of operations for Rio.  In addition cost of goods sold increased to $94.1 million for the year ended December 31, 2012 from $71.6 million for the year ended December 31, 2011 primarily due to the acquisition of Rio.  The increase in cost of goods sold as a result of Rio was $28.7 million which was somewhat offset by a volume driven decrease in cost of goods sold for Hampshire Brands of $5.5 million. We expect that increases in volume at Rio and the new licensing arrangements at Hampshire Brands will contribute to increasing gross profit in 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2012 were $34.0 million compared with $28.0 million for the year ended December 31, 2011, which as a percentage of net sales represented a decrease from 32.5% to 28.9%.  The decrease as a percentage of net sales is due to a combination of factors including increased sales volume as compared to fixed expenses and overall reductions in expense as a result of cost savings measures we have implemented.

Restructuring Costs
During the current year we announced a cost savings plan primarily related to a workforce reduction.  We incurred approximately $0.6 million in severance costs for the year ended December 31, 2012.  We expect that cost savings measures already implemented will result in annualized savings of $2.2 million in compensation costs. Additionally, during 2013 we have been and will continue to work with Buxbaum Group to develop and implement an overall plan to restructure the organization, operations and expenses to better support our Company’s business model and sales levels.

Loss on Lease Obligation
In November 2011, Hampshire employees and office equipment were completely vacated from two of the five floors leased at the New York office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. We recorded a loss on lease charge of $6.3 million during the fourth quarter of 2011, net of the release of deferred rent attributable to the vacant space. See Item 8. Financial Statements and Supplementary Data Note 9 – Loss on Lease Obligations.

Goodwill Impairment Loss
Goodwill is tested for impairment at least on an annual basis and otherwise when warranted. The impairment test involves a comparison of the fair value of its reporting unit as defined under GAAP to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its net assets. Based upon tests performed, we recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james® during the second quarter of 2011.  We have also evaluated the carrying value of goodwill as of December 31, 2012 and have determined that no impairment of goodwill was necessary. See Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data Note 6 – Goodwill and Intangible Assets and Note 14 – Fair Value Measurements.

Income Taxes
Our income tax expense for the year ended December 31, 2012 of $1.0 million was due to (i) the accrual of interest and penalties on income tax reserves, partially offset by the recognition of tax benefits associated with the expiration of certain statutes of limitations, (ii) foreign income taxes (iii) and minimum state and local income taxes.

Our income tax benefit for the year ended December 31, 2011 of $1.0 million was mostly due to the recognition of tax benefits associated with the expiration of certain statutes of limitations that were partially offset by the accrual of additional interest and penalties on remaining income tax reserves. See Item 8. Financial Statements and Supplementary Data Note 12 – Income Taxes.

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

On April 30, 2012, we entered into a second amendment to our credit agreement with WFCF to properly align our Credit Facility with our business model going forward (the “Second Amendment”). The Second Amendment provides for, among other things, amendments to the fixed charge coverage ratio and liquidity covenants, and the inclusion of certain accounts receivable in the calculation of the borrowing base under the Credit Facility. The Second Amendment also provides for an increase in the amount of intercompany advances that are permitted under the Credit Facility.

The Credit Facility is a $50.0 million asset based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries with the exception of internationally held inventory. Revolving credit loans are limited to a borrowing base, which considers cash deposited into a restricted account, eligible accounts receivable and eligible inventory. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representation and warranties. The Credit Facility contains customary affirmative and negative covenants which include a fixed charge coverage covenant that takes effect only when and so long as we do not meet minimum liquidity and availability requirements that adjust based on the seasonality of our business. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

We, at our discretion, may prepay outstanding principal, in whole or part, at any time. The Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including in the event the amount outstanding under the Credit Facility exceeds the borrowing base. The Credit Facility also contains customary provisions that enable WFCF to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of the fixed charge coverage ratio (which is applicable only so long as we do not meet minimum liquidity and availability requirements), insolvency, bankruptcy, a change of control of the Company and failure to perfect certain liens on the collateral securing the obligations under the Credit Facility. We were in compliance with all covenants related to the Credit Facility as of December 31, 2012.

At December 31, 2012, there were no outstanding borrowings under the Credit Facility with approximately $3.1 million of availability and approximately $12.5 million of cash and cash equivalents that was not included in the availability calculation. The highest level of borrowings outstanding during 2012 was approximately $17.9 million. At December 31, 2012, letters of credit outstanding were approximately $8.3 million as compared to $4.7 million at December 31, 2011, an increase that is primarily the result of an anticipated increase in spring 2013 deliveries. The highest balance of letters of credit outstanding during the year ended December 31, 2012 was approximately $11.2 million attained during June 2012, with an average balance outstanding for the year of $7.8 million.

We, in the normal course of business, issue binding purchase orders to secure product for future sales to our customers. At December 31, 2012, these open purchase orders amounted to approximately $12.3 million, of which approximately $6.3 million were covered by open letters of credit. The majority of the purchases made pursuant to open letters of credit will be received during the first six months of 2013. In addition, there were standby letters of credit for approximately $2.0 million related to other matters.

We believe that our cash on hand, borrowings available to us under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

CONTRACTUAL OBLIGATIONS

Future contractual obligations related to long-term debt, deferred compensation, non-cancelable operating leases, minimum royalty payments and other obligations at December 31, 2012 were as follows:

Payments Due By Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$50,597	$5,628	$9,926	$10,333	$24,710
Royalty payments	7,917	1,990	2,712	3,215	-
Standby letters of credit	2,000	2,000	-	-	-
Open purchase orders	12,261	12,261	-	-	-
Other commitments	22	14	8	-	-
Total (1)	$72,797	$21,893	$12,646	$13,548	$24,710
(1) Contingent obligations such as those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay an amount less than $0.1 million related to uncertain tax positions, which includes an estimate for interest and penalties.

Net cash used in continuing operating activities was $12.4 million for both years ended December 31, 2012 and 2011.  There was an overall decrease in the net change of operating assets and liabilities of approximately $2.6 million which was offset by a decrease in loss from continuing operations after adjustments for non-cash reconciling items.

Net cash used in continuing investing activities was approximately $0.8 million for the year ended December 31, 2012, as compared to net cash provided by continuing investing activities of $2.3 million in 2011. The 2012 activity was related to capital expenditures whereas the 2011 activity primarily reflects the disposition of the women’s businesses in May 2011 and the acquisition of Rio in August 2011. See Item 8. Financial Statements and Supplementary Data Note 2 – Acquisitions and Note – 17 Dispositions and Discontinued Operations.

Net cash used in continuing financing activities in the year ended December 31, 2012 was $0.1 million and primarily reflects the purchases of treasury stock and repayment of long-term debt. Additionally, approximately $2.7 million of cash was restricted temporarily during 2012 to collateralize letters of credit in accordance with our Credit Facility. During the year ended December 31, 2011, net cash provided by continuing financing activities was approximately $2.7 million which primarily reflected a decrease in cash collateralized with our previous issuing bank that was used to pay the related letters of credit as needed. In addition, approximately $8.1 million and $4.6 million of cash were restricted temporarily during 2011 in connection with the acquisition of Rio and to collateralize letters of credit in accordance with our Credit Facility, respectively. See Item 8. Financial Statements and Supplementary Data Note 10 - Borrowings.

We spent $0.8 million on capital expenditures during 2012, primarily for computer equipment and software for our reporting and operating infrastructure as well as leasehold improvements at our leased facilities. We currently are considering the implementation of an enterprise resource planning system to continue to support our infrastructure.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations and income taxes. We base our estimates on historical information and experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of conditions, which differ from those assumed.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition
Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectability of the sale. The majority of Rio’s sales are shipped FOB destination point and revenue is recognized when the goods are received by the customer. The majority of Hampshire Brand’s sales are shipped FOB shipping point and revenue is recognized when the customer picks up the goods from our third party warehouse. Shipping and handling charges billed to our customers are not included in net sales as the related costs are included in selling, general and administrative expenses. Revenues are reported on a net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.

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

GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred.  As part of the annual impairment test, we first have the option to make a qualitative assessment of goodwill for impairment.  If we are able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary.  For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, we then assess goodwill for impairment using a two-step process.  The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

We conducted our annual impairment analysis of goodwill on December 31, 2012, and based on our analysis, no impairment of goodwill was necessary during 2012.  We also noted no events or circumstances during 2012 indicating that the carrying value of intangible assets with definite lives was not recoverable, and as such no impairment of intangible assets was recorded during 2012.

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

Inventory Reserves
We analyze out of season merchandise to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, we provide reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed our net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of our products are "classics" and remain saleable from one season to the next, and therefore, generally, no reserves are required on these products. Rio recognizes reserves on finished goods which are not considered to be first quality. An estimate is made of the market value, less expense to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional losses will be recorded. Likewise, if these products are sold for more than estimated amounts, reserves and related losses may be reduced.

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

Commitments and Contingencies
Under GAAP we are required to establish reserves for loss contingencies when it is probable and we can reasonably estimate its financial impact. We are required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of reserves required, if any, for contingencies after carefully analyzing each individual item. We do not recognize gain contingencies until the contingency is resolved. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Given the nature of contingencies, the required reserves may change due to new developments in each issue.

The Company is currently a party in a trial in the Civil Court of the City of New York regarding the Company’s lease for corporate office space located at 114 West 41st Street, New York, NY 10036.   See Item 8. Financial Statements and Supplementary Data Note 7 – Accrued Expenses and Other Liabilities and Note 13 – Commitments and Contingencies to the audited consolidated financial statements.

Discontinued Operations
We have reclassified from continuing operations the results of operations and financial position of the Hampshire Designers and Item-Eyes divisions separately as discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, an entity is required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-08 was effective for the Company’s fiscal year ending December 31, 2012, and the adoption did not have an impact to the Company’s consolidated financial statements.

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

Our borrowings under the Credit Facility have variable rates based on, at our option, the prime interest rate of the lending institution, or the LIBOR rate. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the revolving Credit Facility and prior credit facility) would have been minimal in 2012 and 2011 due to the short-term nature of borrowings under our credit facility during these periods.

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

Item 8.     Financial Statements and Supplementary Data.

(a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hampshire Group, Limited
New York, New York

We have audited the accompanying consolidated balance sheet of Hampshire Group, Limited and Subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Group, Limited and Subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Elliott Davis, LLC
Elliott Davis, LLC

Greenville, South Carolina
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hampshire Group, Limited
New York, New York

We have audited the accompanying consolidated balance sheet of Hampshire Group, Limited and Subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2011 financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Group, Limited and Subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has applied the effect of a reclassification adjustment between retained earnings and additional paid-in capital to the consolidated financial statements for the year ended December 31, 2011.  As discussed in Note 2 to the financial statements, the Company has applied the effect of a retrospective adjustment related to purchase accounting to the consolidated financial statements for the year ended December 31, 2011.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP

Charlotte, North Carolina
March 19, 2012, except as to Notes 1 and 2 to the consolidated financial statements, as to which the date is March 18, 2013

Hampshire Group, Limited and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011

(In thousands, except par value and shares)	2012	2011
Current assets:
Cash and cash equivalents	$12,500	$25,801
Accounts receivable, net	8,134	13,150
Other receivables	338	823
Inventories, net	22,194	18,591
Other current assets	3,132	1,701
Assets of discontinued operations	123	174
Total current assets	46,421	60,240
Fixed assets, net	7,967	9,203
Goodwill	2,559	2,559
Intangible assets, net	14,624	16,161
Other assets	637	1,046
Total assets	$72,208	$89,209

Current liabilities:
Current portion of long-term debt	$—	$36
Accounts payable	5,741	11,534
Accrued expenses and other liabilities	15,631	12,574
Liabilities of discontinued operations	220	1,070
Total current liabilities	21,592	25,214
Long-term debt less current portion	—	5
Other long-term liabilities	16,277	21,583
Total liabilities	37,869	46,802

Commitments and contingencies – Note 13

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at December 31, 2012 and December 31, 2011, respectively; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 8,243,784 shares issued at December 31, 2012 and 2011	824	824
Additional paid-in capital	37,554	36,804
Retained earnings	1,211	12,977
Treasury stock, 725,881 and 1,116,796 shares at cost at December 31, 2012 and 2011, respectively	(5,250)	(8,198)
Total stockholders’ equity	34,339	42,407
Total liabilities and stockholders’ equity	$72,208	$89,209

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011

(In thousands, except per share data)	2012	2011

Net sales	$117,560	$86,148
Cost of goods sold	94,106	71,588
Gross profit	23,454	14,560
Selling, general and administrative expenses	33,965	27,977
Restructuring costs	644	179
Loss on lease obligation	—	6,306
Goodwill impairment loss	—	1,204
Loss from operations	(11,155)	(21,106)
Other income (expense):
Interest income	2	5
Interest expense	(532)	(400)
Other, net	204	228
Loss from continuing operations before income taxes	(11,481)	(21,273)
Income tax provision (benefit)	1,041	(972)
Loss from continuing operations	(12,522)	(20,301)
Income from discontinued operations, net of taxes	783	10,341
Net loss	$(11,739)	$(9,960)
Basic income (loss) per share:
Loss from continuing operations	$(1.72)	$(3.41)
Income from discontinued operations, net of taxes	0.11	1.74
Net loss	$(1.61)	$(1.67)
Diluted income (loss) per share:
Loss from continuing operations	$(1.72)	$(3.41)
Income from discontinued operations, net of taxes	0.11	1.74
Net loss	$(1.61)	$(1.67)
Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,271	5,941
Diluted weighted average number of common shares outstanding	7,271	5,941

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012 and 2011

(In thousands, except shares)	Common Stock		Additional		Treasury Stock		Total
			Paid-in	Retained			Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2010	8,243,784	$824	$35,202	$27,449	1,914,549	$(14,073)	$49,402
Net loss	—	—	—	(9,960)	—	—	(9,960)
Restricted stock grants	—	—	(1,102)	—	(150,000)	1,102	—
Restricted stock forfeitures	—	—	2,326	—	316,375	(2,326)	—
Issuance of treasury stock for acquisition	—	—	—	(4,512)	(967,009)	7,108	2,596
Stock based compensation	—	—	378	—	—	—	378
Purchase of treasury shares	—	—	—	—	2,881	(9)	(9)
Balance at December 31, 2011	8,243,784	$824	$36,804	$12,977	1,116,796	$(8,198)	$42,407
Net loss	—	—	—	(11,739)	—	—	(11,739)
Restricted stock forfeitures	—	—	—	3,472	472,875	(3,472)	—
Issuance of treasury stock for employee grant	—	—	—	(488)	(66,667)	488	—
Issuance of treasury stock for acquisition’s contingent consideration	—	—	—	(3,011)	(814,096)	5,979	2,968
Stock based compensation	—	—	750	—	—	—	750
Purchase of treasury shares	—	—	—	—	16,973	(47)	(47)
Balance at December 31, 2012	8,243,784	$824	$37,554	$1,211	725,881	$(5,250)	$34,339

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(11,739)	$(9,960)
Less: Income from discontinued operations, net of taxes	783	10,341
Loss from continuing operations	(12,522)	(20,301)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,750	2,606
Loss on goodwill impairment	—	1,204
Loss on lease obligation	—	6,306
Stock based compensation	750	378
Deferred income tax	890	—
Loss on sale or disposal of fixed assets	6	4
Changes in operating assets and liabilities:
Receivables, net	5,501	2,131
Inventories, net	(3,603)	(2,542)
Other assets	(997)	1,509
Liabilities	(6,175)	(3,734)
Net cash used in continuing operating activities	(12,400)	(12,439)
Net cash used in discontinued operations	(16)	(449)
Net cash used in operating activities	(12,416)	(12,888)
Cash flows from investing activities:
Capital expenditures	(797)	(409)
Acquisition of a business, net of cash acquired	—	(12,332)
Proceeds from sale of businesses	—	15,032
Net cash provided by (used in) investing activities	(797)	2,291
Cash flows from financing activities:
Increase in restricted cash	(2,750)	(12,732)
Decrease in restricted cash	2,750	15,457
Proceeds from line of credit	27,986	15,488
Repayment of line of credit	(27,986)	(15,488)
Purchase of treasury stock	(47)	(9)
Repayment of long-term debt	(41)	(38)
Net cash provided by (used in) financing activities	(88)	2,678
Net decrease in cash and cash equivalents	(13,301)	(7,919)
Cash and cash equivalents at beginning of year	25,801	33,720
Cash and cash equivalents at end of year	$12,500	$25,801
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$78	$62
Cash paid during the year for interest	$524	$418
Non-cash issuance of stock for acquisition’s contingent consideration	$2,968	$—
Non-cash restricted stock forfeitures	$3,472	$—
Non-cash issuance of treasury stock for employee grant	$488	$—

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

Summary of Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates including those related to allowances for markdowns, customer returns and adjustments, doubtful accounts, inventory reserves, discontinued operations, and income taxes. The Company’s revenues have a fairly high degree of seasonality which can cause significant fluctuations in financial results for interim periods. The Company sells apparel throughout the year but more than 65% of its annual sales occured in the third and fourth quarters of 2012, primarily due to the large concentration of sweaters in the product mix and seasonality of the apparel industry in general. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

Management evaluates the realizability of deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 12 – Income Taxes.

Allowances for Customer Returns and Adjustments
The Company reserves for customer returns, trade discounts, advertising allowances, customer chargebacks and for sales and markdown allowances granted to customers at the end of the selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including: (a) historical experience, (b) industry trends and (c) specific agreements or negotiated amounts with customers.

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

Inventory Reserves
The Company analyzes out-of-season merchandise on an individual stock keeping unit or SKU basis, to determine reserves, if any, that may be required to reduce the carrying value to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends and quantities on hand. Some of the Company's products are "classics" and remain saleable from one season to the next and therefore no reserves are generally required on these products. The Company recognizes reserves on finished goods manufactured in its Honduran manufacturing facility that are not considered to be first quality. An estimate is made of the market value, less expense to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required. Likewise, if these products are sold for more than estimated amounts, reserves and related losses may be reduced.

Other Operating Lease Obligations
The Company recognizes a liability for costs to terminate an operating lease obligation before the end of its term if the Company no longer derives economic benefit from the lease. The liability is recognized and measured at its fair value when the Company determines that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations. See Note 9 – Loss on Lease Obligations.

Goodwill and Intangible Assets
The Company recorded goodwill and intangible assets with definite lives, including customer relationships and non-compete agreements, in conjunction with the acquisition of Rio. These identifiable intangible assets are amortized based on their estimated economic lives, over a range of 5 to 11 years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired and is not amortized.

GAAP requires the Company to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred.  As part of the annual impairment test, the Company first has the option to make a qualitative assessment of goodwill for impairment.  If the Company is able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary.  For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, the Company then assesses goodwill for impairment using a two-step process.  The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, the Company must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

The Company reviews intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

The Company performs its annual impairment test of goodwill on December 31 of each fiscal year.  During 2011, the Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. Management has evaluated the carrying value of goodwill as of December 31, 2012 and has determined that no impairment of goodwill was necessary. The Company also noted no events or circumstances during 2012 indicating that the carrying value of the intangible assets was not recoverable, and as such no impairment of intangible assets was recorded during 2012.    See Note 6 - Goodwill and Intangible Assets and Note 14 – Fair Value Measurements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The foreign currency transactional gains or losses related to the Company’s foreign subsidiaries are not significant to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments
The Company's financial instruments primarily consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, and long-term debt. The fair value of long-term debt is disclosed in Note 10 – Borrowings. The carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value at December 31, 2012 and 2011, due to the short-term nature of the items. See Note 14 – Fair Value Measurements.

Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. See Note 3 – Receivables.

Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of ninety days or less from the date of purchase. At December 31, 2012 and 2011 the Company did not have cash invested in interest bearing accounts.

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

Revenue Recognition
The Company recognizes revenues from product sales upon transfer of title and risk of goods is transferred to the customer. At this point, the sales price is fixed and determinable, and the Company is reasonably assured of the collectability of the sale. The majority of Rio’s sales are shipped FOB destination point and revenue is recognized when the goods are received by the customer. The majority of the sales of Hampshire Brands and scott james® are shipped FOB shipping point and revenue is recognized when the customer picks up the goods from a third party warehouse. Shipping and handling charges billed to customers are not included in net sales as the related costs are included in selling, general and administrative expenses. Revenues are reported on a net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. The Company estimates returns and allowances on an ongoing basis by considering historical and current trends.

Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Total advertising costs for continuing operations were approximately $0.9 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.

Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in Selling, general and administrative expenses. These costs primarily consist of freight expenses, customs duties and fees incurred by third party shippers to transport product to our customers. Total shipping and freight costs for continuing operations were approximately $3.4 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively.

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding for the year. Diluted earnings per common share are computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding restricted stock grants or stock options, if applicable. The weighted-average number of shares outstanding and the weighted-average number of diluted shares outstanding are calculated in accordance with GAAP. See Note 18 – Loss Per Share.

Stock Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company awards market-based restricted stock or stock options to employees, managers, named executive officers and directors.

During the years ended December 31, 2012 and 2011, the Company incurred $0.8 million and $0.4 million in stock based compensation expense. The Company’s stock-based employee compensation plans are described more fully in Note 15 – Stock Plans, Compensation Plans and Retirement Savings Plan.

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

Discontinued Operations
In accordance with GAAP, the accompanying consolidated financial statements present separately the results of operations and financial position of discontinued operations. See Note 17 – Dispositions and Discontinued Operations.

Reclassifications
Certain reclassifications have been made to prior period amounts between Retained earnings and Additional paid-in capital to conform to the current period financial statement presentation.  There was no impact to the Company’s Net loss or Total stockholders’ equity as a result of such reclassifications.

Recent Accounting Standards
In September 2011, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, an entity is required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-08 was adopted by the Company for the fiscal year ending December 31, 2012.  The adoption of ASU 2011-08 did not have an impact to the Company’s consolidated financial statements.

Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the financial statements were issued. Other than those events identified in Note 2 – Acquisitions, Note 13 – Commitments and Contingencies and Note 20 – Subsequent Events, no material subsequent events were identified.

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

During 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement.  An additional $1.8 million of the escrowed amount was paid to the former Rio equityholders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement.

Also, an additional installment of purchase price which included contingent consideration in the amount of approximately $6.5 million was to be paid to the sellers based on post-closing purchase price adjustments in accordance with the Merger Agreement.  As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the former Rio equityholders a total of $3.0 million of Hampshire Common Stock pursuant to the terms of the merger agreement. The remaining recorded value of the contingent consideration of $3.5 million to be issued in the Company’s stock approximates fair value at December 31, 2012.

On March 7, 2013, the Company entered into a letter agreement with the former Rio equity holders amending the Merger Agreement such that the approximately $3.0 million of contingent consideration which was due to the former Rio equity holders within 5 days of 18 months of the closing date will be paid no later than the earlier of April 1, 2013 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382 (“Section 382”).  Under Section 382 the utilization of our net operating losses and tax credit carry-forwards may be subject to substantial annual limitations or expiration due to ownership changes.  The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change greater than 50% over a three year period.

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

During 2012 we retrospectively adjusted our previously reported preliminary purchase price allocation for changes to our original estimates.  These changes are the result of additional information obtained since the filing of our form 10-K for the year ended December 31, 2011.  During 2012 the Company received a favorable tax ruling on certain tax obligations that were assumed by the Company upon the acquisition of Rio.  As a result, Accrued expenses and other liabilities decreased by approximately $1.9 million.  Also, an indemnification asset related primarily to the tax withholding obligations decreased by approximately $2.0 million.  Among other revisions, goodwill increased by approximately $0.1 million as an offset to the above-mentioned changes.

Intangible assets include approximately $16.4 million and $0.2 million attributable to customer relationships and a non-compete agreement, respectively, that are being amortized on a straight-line basis over a range of 5 to 11 years that reflects their estimated economic lives. The Company’s $2.6 million of goodwill represents the enhancement of the Company’s creative design and retail industry and sourcing relationships and the resulting cross-selling opportunities for the Company divisions. The Company does not expect goodwill to be deductible for tax purposes.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and Rio, on a pro forma basis, as though the Merger had occurred as of the first date of the twelve months ended December 31, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the year ended December 31, 2011 combines the historical results for the Company and the historical results for Rio. The basic and diluted weighted average number of common shares outstanding assumes that the Company issued all shares of common stock consideration as contemplated by the Merger Agreement on January 1, 2011.

(In thousands except per share data)	December 31, 2012	December 31, 2011
Net sales	$117,560	$121,708
Net loss from continuing operations	$(12,522)	$(19,334)
Basic loss from continuing operations per share	$(1.57)	$(2.29)
Diluted loss from continuing operations per share	$(1.57)	$(2.29)
Basic weighted average number of common shares outstanding	7,994	8,426
Diluted weighted average number of common shares outstanding	7,994	8,426

In connection with the Merger, the Company incurred approximately $2.1 million of acquisition related costs during the year ended December 31, 2011. These costs were recorded in Selling, general and administrative expenses in the consolidated statement of operations. The Company’s results of operations for the year ended December 31, 2011 include approximately $29.2 million attributable to the net sales of Rio since August 25, 2011, the date of the Merger. Substantially all of Rio’s sales were to United States based customers. Approximately $1.4 million and $1.3 million of the Company’s long lived assets are attributable to Rio and located in Honduras as of December 31, 2012 and 2011, respectively.

Note 3 - Receivables and Major Customers

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains allowances for potential doubtful accounts. The accounts receivable at December 31, 2012 and 2011 are stated net of allowances for doubtful accounts, customer returns, co-op advertising, customer charge backs and for sales and markdown allowances of approximately $4.8 million and $6.1 million, respectively.

The Company sells principally to department stores, chain stores, specialty stores, mass merchants and other retailers located principally in the United States. The Company's sales to its three largest customers for the year ended December 31, 2012 represented 52%, 14% and 12% of total sales. For the year ended December 31, 2011, these three major customers represented 30%, 16% and 28% of total sales, respectively. The growth in sales from our largest customer from 2011 to 2012 was primarily due to a full year of sales in 2012 as compared to 2011 as Rio was acquired on August 25, 2011 and represents sales from that date forward. At December 31, 2012 and 2011, 60% and 71%, respectively, of the total gross trade receivables were due from these major customers.

The major components of other receivables at December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Receivable from escrow	$—	$370
Income tax refunds receivable	52	86
Other	286	367
Other receivables	$338	$823

Note 4 - Inventories

Inventories at December 31, 2012 and 2011 consisted of the following:

(In thousands)	2012	2011
Finished goods	$8,245	$9,253
Work in process	3,478	2,878
Raw materials and supplies	11,421	7,600
Total cost	23,144	19,731
Less: reserves	(950)	(1,140)
Inventories, net	$22,194	$18,591

Note 5 - Fixed Assets

Fixed assets at December 31, 2012 and 2011 consisted of the following:

(In thousands)	Estimated Useful Lives			2012	2011
Leasehold improvements (years)	5	–	15	$8,311	$7,821
Machinery and equipment (years)	3	–	7	4,484	4,094
Furniture and fixtures (years)	3	–	7	3,662	3,691
Software (years)		3		1,357	1,383
Vehicles (years)		5		27	27
Construction in progress		—		18	387
Total cost				17,859	17,403
Less: accumulated depreciation				(9,892)	(8,200)
Fixed assets, net				$7,967	$9,203

Depreciation expense was approximately $2.0 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively.

Note 6 – Goodwill and Intangible Assets

GAAP specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least on an annual basis. During the second quarter of 2011, the Company determined that based on the operating results of scott james®, an indicator of impairment was present and based upon present value tests performed, the Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james®. Management has evaluated the carrying value of goodwill as of December 31, 2012 and has determined that no impairment was necessary during 2012.

In connection with the Merger, the Company recorded identifiable intangible assets. As of December 31, 2012, $16.4 million represents customer relationships that are being amortized on a straight-line basis over 11 years and $0.2 million represents a non-compete agreement amortizable over 5 years. Management noted no events or circumstances during 2012 indicating that the carrying value of the intangible assets was not recoverable, and as such no impairment of intangible assets was recorded during 2012.

 The following tables highlight the Company’s intangible assets as of December 31, 2012 and 2011:

	2012		2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	2,559	—	2,559	—
Intangible assets subject to amortization:
Customer relationships	$16,441	$(1,993)	$16,441	$(504)
Non-compete agreement	240	(64)	240	(16)
Total	$16,681	$(2,057)	$16,681	$(520)

(In thousands)	2012	2011
Amortization expense	$1,537	$520

During 2012 we retrospectively adjusted the balance in goodwill as a result of finalizing our previously reported preliminary purchase price allocation for the acquisition of Rio.  See Note 2 – Acquisitions.

Amortization expense for intangible assets for each fiscal year ending December 31 for 2013 through 2017 is expected to be approximately $1.5 million.

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2012 and 2011 consisted of the following:

(In thousands)	2012	2011
Accrued Rent	$6,149	$5,487
Earn-out liability	3,500	2,750
Current portion of loss on lease obligations	2,061	1,499
Compensation, benefits and related taxes	1,610	1,314
Royalties	110	150
Income tax reserves	7	46
Other	2,194	1,328
Accrued expenses and other liabilities	$15,631	$12,574

Accrued rent represents disputed unpaid rent for the Company’s New York, NY office. See Note 13 – Commitments and Contingencies.

Earn-out liability represents contingent consideration to be issued in the Company’s stock to the former Rio equityholders.  See Note 2 – Acquisitions.

Note 8 – Other Long-term Liabilities

Other long-term liabilities at December 31, 2012 and 2011 consisted of the following:

(In thousands)	2012	2011
Long-term portion of loss on lease obligations	$4,661	$7,198
Deferred tax liability	1,492	391
Non-current income tax liabilities	4,556	4,458
Deferred rent	5,479	5,519
Earn-out liability	—	3,750
Other	89	267
Other long-term liabilities	$16,277	$21,583

Note 9 – Loss on Lease Obligations

In November 2011, the Company completely vacated two of the five floors leased at the New York Office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. The Company recorded a loss on lease charge of $6.3 million during the fourth quarter of 2011, net of the release of deferred rent attributable to the vacant space. The expense for 2011 is recorded in Loss on lease obligation in the consolidated statement of operations.  As of December 31, 2012, the assumptions used in the calculation of the loss on lease obligation include a discount rate of 5% and future sublease income based on the current market rate per square foot for the New York Office.

At December 31, 2012, $2.0 million and $4.7 million of deferred loss on lease obligations is included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, of the consolidated balance sheet. At December 31, 2011, $1.5 million and $7.2 million of deferred loss on lease obligations is included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, of the consolidated balance sheet. The Company had loss on lease obligations separate from the New York Office lease of $0.5 million and $0.8 million at December 31, 2012 and December 31, 2011, respectively. A reconciliation of the beginning and ending liability balances for the total loss on lease obligations is shown in the tables below:

	Year Ended
	December 31, 2012			December 31, 2011
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$7,871	$826	$8,697	$—	$572	$572
Charges (credits) to expense	(86)	38	(48)	7,965	475	8,440
Costs paid or settled	(1,551)	(376)	(1,927)	(94)	(221)	(315)
End of period	$6,234	$488	$6,722	$7,871	$826	$8,697

Note 10 - Borrowings

Long-Term Debt
Long-term debt, which was collateralized by equipment, consisted of a note payable that was payable in monthly installments of $4,000 including interest at 6.15%.  The total amount owed as of December 31, 2012 and 2011 was $0 and approximately $41,000, respectively.  Of the total amount owed, the amount included in current liabilities as of December 31, 2012 and 2011 was $0 and approximately $36,000, respectively.

The fair value of the long-term debt at December 31, 2011, based on current market interest rates discounted to present value, was approximately equal to the recorded amount.

Revolving Credit Facility
On October 28, 2010, the Company entered into a credit agreement (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“WFCF”).

Approximately $0.3 million and $0.5 million of capitalized credit facility fees net of accumulated amortization are included in Other Assets in the consolidated balance sheet as of December 31, 2012 and 2011, respectively. Amortization expense for the Credit Facility costs for both the years ended December 31, 2012 and 2011 was approximately $0.2 million. For each fiscal year ending on December 31, for 2013 and 2014, amortization expense relating to credit facility costs is expected to be approximately $0.2 million.

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

The Credit Facility is a $50.0 million asset based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The Credit Facility has a term of four years, matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries with the exception of internationally held inventory. Revolving credit loans are limited to a borrowing base, which considers cash deposited into a restricted account, eligible accounts receivable and eligible inventory. The Credit Facility contains customary conditions precedent to each borrowing, including absence of defaults and accuracy of representation and warranties. The Credit Facility contains customary affirmative and negative covenants, which include a fixed charge coverage covenant that takes effect only when and so long as the Company does not meet minimum liquidity and availability requirements that adjust based on the seasonality of the Company’s business. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

The Company, at its discretion, may prepay outstanding principal, in whole or part, at any time. The Credit Facility requires prepayment of outstanding obligations and accrued interest upon certain events, including in the event the amount outstanding under the Credit Facility exceeds the borrowing base. The Credit Facility also contains customary provisions that enable WFCF to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of the fixed charge coverage ratio (which is applicable only so long as the Company does not meet minimum liquidity and availability requirements), insolvency, bankruptcy, a change of control of the Company and failure to perfect certain liens on the collateral securing the obligations under the Credit Facility. Management believes the Company was in compliance with all covenants related to the Credit Facility as of December 31, 2012.

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

At December 31, 2012, there were no outstanding borrowings and approximately $8.3 million outstanding under letters of credit. Borrowing availability was approximately $3.1 million at December 31, 2012 and the Company had approximately $12.5 million of cash and cash equivalents not included in the availability calculation.

Note 11 - Stockholder Rights Plan

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

The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time until a person or group has become an Acquiring Person.

Note 12 - Income Taxes

The components of loss before income tax provision (benefit) for the years ended December 31, 2012 and 2011 consists of the following:

(In thousands)	2012	2011
US	$(16,049)	$(13,558)
Foreign	5,351	2,626
Loss before income tax provision (benefit)	$(10,698)	$(10,932)

The income tax provision (benefit) related to continuing operations for the years ended December 31, 2012 and 2011 consists of the following:

(In thousands)	2012	2011
Current:
Federal	$20	$(813)
Foreign	56	23
State and local	75	(182)
Total current	151	(972)
Deferred:
Federal	—	—
Foreign	890	—
State and local	—	—
Total deferred	890	—
Total income tax provision (benefit)	$1,041	$(972)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Basis in intangible assets	$390	$438
Accounts receivable reserves	521	341
Inventory reserves	317	556
Unrecognized tax benefits	1,618	1,655
All other accrued expenses	2,848	2,862
Deferred compensation	296	205
Deferred rent	2,303	2,329
Loss on lease obligations	2,678	3,486
Net operating loss carryforwards	21,346	15,398
Foreign tax credit carryforwards	890	255
Charitable contributions carryforwards	158	152
Capital loss and AMT credit carryforwards	83	164
Total deferred tax assets	33,448	27,841
Less: valuation allowances	(29,193)	(25,827)
Net deferred tax assets	$4,255	$2,014

Deferred tax liabilities:
Basis in fixed assets	$708	$989
Undistributed foreign earnings	3,547	1,025
Foreign tax withholding	890	—
Total deferred tax liabilities	$5,145	$2,014

GAAP requires companies to assess whether valuation allowances should be recorded to offset its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current and/or previous losses are given more weight than its future projections. A cumulative loss position is considered a significant factor that is difficult to overcome.

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

The following table reconciles the income tax expense (benefit) from continuing operations computed at the U.S. federal statutory tax rates to the income tax expense (benefit) for the years ended December 31, 2012 and 2011:

(In thousands except percentages)	2012	2011
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(3,857)	$(7,233)
State benefit, net of federal benefit	(834)	(1,272)
Changes in uncertain tax positions	73	(960)
Changes in valuation allowances	3,704	7,274
Changes in valuation allowances attributable to tax on foreign earnings	2,528	1,025
Changes in valuation allowances with no tax effect	221	373
Permanent differences, net	1,094	923
Differences between U.S. and foreign tax rates	(2,187)	(893)
Differences between current and deferred tax rates	(13)	83
Foreign taxes	56	23
Foreign tax credits	(634)	(255)
Foreign tax withholding	890	—
State tax refunds	—	(60)
Income tax provision (benefit)	$1,041	$(972)

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

The Company’s liability for unrecognized tax benefits was $4.6 million and $4.5 million as of December 31, 2012 and 2011, respectively.  The Company’s liability for unrecognized tax benefits as of December 31, 2012 and 2011 includes accrued interest of $1.9 million and $1.8 million, respectively, and penalties of $0.2 million and $0.3 million, respectively. If the Company were to recognize these benefits, the effective rate would reflect a favorable net impact of $1.5 million and $1.6 million, excluding interest and penalties, in 2012 and 2011, respectively. The Company recognized a net tax expense for interest of $0.1 million during 2012 and no net tax expense or benefit for interest during 2011. The Company recognized no net tax expense or benefit for penalties during 2012 and 2011.

During 2013, the Company anticipates that total unrecognized tax benefits will decrease by approximately $2.3 million, including interest of approximately $0.8 million and nominal penalties, due to the lapsing of statutes of limitations within 12 months of December 31, 2012.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2012	2011
Gross unrecognized tax benefits at January 1	$2,673	$3,632
Decreases in tax positions for prior years	(16)	(22)
Increases in tax positions for current year	—	—
Settlements	—	(1)
Lapse in statute of limitations	(118)	(936)
Gross unrecognized tax benefits at December 31	$2,539	$2,673

The Company elected to carry back its 2009 federal net operating loss to tax years 2004 and 2005. As a result, the statute of limitations with respect to the Company’s federal income tax returns is open for tax years 2004 and 2005, up to the amount of the 2009 federal net operating loss carryback. In addition, the Company’s federal statute of limitations is open for tax years 2009 and beyond. With limited exceptions, the statutes of limitations for state income tax returns remain open for tax years 2008 and beyond. The Company also files income tax returns in Hong Kong and Honduras. The statute of limitations for the Company’s Hong Kong income tax returns is open for tax years 2006 and beyond, and the statute of limitations for the Company’s Honduran income tax returns is open for tax years 2012 and beyond.

As of December 31, 2012, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $50.3 million, which expire in varying amounts from 2019 to 2032. Approximately $3.9 million of these federal net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006. The Company has state net operating loss carryforwards of $71.8 million as of December 31, 2012 expiring from 2013 to 2032. Approximately $0.7 million of these state net operating loss carryforwards were obtained in the acquisition of Marisa Christina in May 2006. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.

Rio operates under a Honduran Free Trade Zone Regime. This regime exempts Rio from Honduran municipal taxes, asset taxes and income taxes. To maintain the exemption, Rio must export at least 95% of its annual production; currently, Rio exports 99% of its production.  GAAP requires a presumption that all undistributed subsidiary earnings, including undistributed foreign earnings, will be transferred to the parent unless sufficient evidence shows that a subsidiary has invested or will invest the undistributed earnings indefinitely.  Currently, the Company cannot conclude that Rio’s undistributed foreign earnings will be invested indefinitely.  Thus, the Company has recorded $0.9 million in deferred foreign income tax expense, which represents a 10% Honduran dividend withholding tax on such undistributed foreign earnings, for the year ended December 31, 2012.

Note 13 - Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to fifteen years and one month. At December 31, 2012, future minimum lease payments under leases having an initial or remaining non-cancelable term in excess of one year are as set forth in the table below:

Year	(In thousands)
2013	$5,628
2014	4,888
2015	5,038
2016	5,139
2017	5,194
Thereafter	24,710
$50,597

At December 31, 2012, future rental revenue to be received under non-cancellable subleases having an initial or remaining non-cancelable term in excess of one year are as set forth in the table below:

Year	(In thousands)
2013	$763
2014	95
2015	96
2016	25
2017	25
$1,004

For the years ended December 31, 2012 and 2011, rent expense for operating leases was approximately $2.9 million and $4.1 million, respectively.

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

On February 23, 2011, the court appointed Receiver of the subject property commenced a non-payment proceeding in the Civil Court of the City of New York against the Company. The Receiver seeks payment of allegedly past due and unpaid rent and additional rent under the New York Lease. The Company vigorously denies that any rent or additional rent is due and owing under the New York Lease and has moved for an order removing this action to the Supreme Court, New York County, and consolidating it with the previously commenced action described above. The motion for removal and consolidation was denied by the Supreme Court and the matter has been proceeding in Civil Court. The Company has filed its answer, affirmative defenses and counterclaims and has moved for discovery in that action dated June 16, 2011. The motion and subsequent cross-motion were argued before the court on July 18, 2011. On October 5, 2011, that court granted the Company’s motion for discovery.  On July 30, 2012 the Civil Court commenced a trial on the matter. The trial was concluded on December 19, 2012 and the respective parties filed post trial briefs and reply briefs with the Court on January 23 and February 5, 2013, respectively.  A decision by the trial court is expected during the second quarter of 2013.  See Note 7 – Accrued Expenses and Other Liabilities.

The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments as of December 31, 2012 are set forth in the table below:

Year	(In thousands)
2013	$1,990
2014	2,712
2015	3,215
$7,917

For the years ended December 31, 2012 and 2011, royalty expenses for licensing for continuing operations were approximately $3.4 million and $3.8 million, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure product for future sales to its customers. At December 31, 2012, these open purchase order commitments amounted to approximately $12.3 million, of which approximately $6.2 million were covered by letters of credit. The majority of the product is scheduled to be received during the first six months of 2013, at which time these commitments will be fulfilled. In addition, there were standby letters of credit for approximately $2.0 million related to other matters.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 14 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2012, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

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
The Company recorded an impairment charge of $1.2 million in connection with the goodwill related to scott james® during 2011. See Note 6 – Goodwill and Intangible Assets.

Note 15 - Stock Plans, Compensation Plans and Retirement Savings Plan

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

In connection with the adoption of the Stock Plan, the Board authorized 880,000 Stock Plan shares and approved grants of restricted stock under the Stock Plan to employees, managers, named executive officers and directors. Ten percent of each award of restricted stock was subject to time-based vesting (the “Time-Vested Shares”), and the remaining 90% of each award of restricted stock was subject to performance-based vesting (the “Performance-Vested Shares”). No Performance-Vested Shares vested during 2011. During the year ended December 31, 2012, 459,000 shares of non-vested restricted stock previously granted to certain employees who were participants in the Stock Plan were surrendered for cancellation by such employees pursuant to transactions that, with respect to each such employee, provided that such employee would be granted options to purchase Hampshire Common Stock in consideration for the cancellation of such shares of restricted stock held by it. In connection with such transactions, a total of 331,250 options were granted.

The following summarizes the activity for the Stock Plan’s non-vested restricted stock for the years ended December 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	502,375	$3.52	840,184	$3.38
Granted – restricted stock	—	$—	—	$—
Forfeited	(472,875)	$3.51	(316,375)	$3.15
Vested	(29,500)	$3.67	(21,434)	$3.37
Non-vested at end of period	—	$—	502,375	$3.52

In addition, during 2012, certain other employees who were participants in the Stock Plan were granted, in the aggregate, 375,750 options to purchase Hampshire Common Stock such that. Twenty-five percent (25%) of such options vested and became exercisable on December 31, 2012 and another twenty-five percent (25%) will vest and become exercisable on December 31st of each of 2013, 2014 and 2015, and the options will expire on March 30, 2022.

For the 707,000 options issued during the year under the Stock Plan, the Company used the Black-Scholes option pricing model to estimate the weighted average per share grant date fair value. The weighted average assumptions used in the Black-Scholes option pricing models included (1) a risk-free interest rate of 1% for the periods within the expected life of the option based on the U.S. Treasury yield curve in effect at the time of grant, (2) an expected life of options granted to be 6.1 years, the midpoint between the average vesting term and the contractual term, (3) an expected volatility of 79% for the periods of the expected life of the option determined using historical volatilities based on historical stock prices and (4) an expected dividend yield of 0% that is based on the Company’s historical practice and expected annual dividend.

A summary of stock options under the Stock Plan is presented  in the table below:

	2012
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of period	—	$—
Granted during the period	707,000	$2.25
Exercised during the period	—	$—
Canceled, forfeited or expired during the period	(151,750)	$2.05
Outstanding, end of period	555,250	$2.30	9.33	$443,000
Vested and expected to vest at December 31, 2012	555,250	$2.30	9.33	$443,000
Exercisable, end of period	138,812	$2.30	9.33	$111,000

Exercise prices for options outstanding under the Stock Plan at December 31, 2012 ranged from $2.05 to $3.48.  The intrinsic value is based on the Company’s market price of stock at December 31, 2012 of $3.02.

The following table summarizes the stock options under the Stock Plan that are expected to vest is as follows:
	2012
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of period	—	$—	$—
Granted during the period	707,000	$2.25	$1.54
Vested during the period	(138,812)	$2.30	$1.58
Canceled , forfeited or expired during the period	(151,750)	$2.05	$1.40
Unvested, end of period	416,438	$2.30	$1.58

Separate from the Stock Plan, the Company granted 100,000 stock options (the “Options”) on May 2, 2011 to the chief executive officer. The Options expire ten years from the grant date and vest ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates. 33,333 of the Options vested on the grant date and an additional 33,333 of the Options vested on May 2, 2012.  As of December 31, 2012 33,334 of the Options were unvested.  The weighted average exercise price was $3.09 per option. During fiscal year 2012, no Options were exercised, forfeited or expired. The remaining contractual term for the Options is approximately 8.3 years. The weighted average per share grant date fair value of the Options was $1.92 per option. The Company used the Black-Scholes option pricing model to estimate the weighted average per share grant date fair value. The assumptions used in the Black-Scholes option pricing model included (1) a risk-free interest rate of 3% for the periods within the expected life of the option based on the U.S. Treasury yield curve in effect at the time of grant, (2) an expected life of options granted to be 5.5 years, the midpoint between the average vesting term and the contractual term, (3) an expected volatility of 70% for the periods of the expected life of the option determined using historical volatilities based on historical stock prices and (4) an expected dividend yield of 0% that is based on the Company’s historical practice and expected annual dividend. Subsequent to December 31, 2012, the Company’s chief executive officer resigned, and the remaining unvested options were forfeited at that time.  See Note 19 – Restructuring and Cost Savings Plan.

The Company also granted 100,000 restricted stock units (“RSUs”) on May 2, 2011 to the chief executive officer. Each RSU represents the right to receive one share of the Company’s common stock upon settlement. The RSUs will vest and settle ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates.  As previously noted, subsequent to December 31, 2012, the Company’s chief executive officer resigned, and the remaining unvested RSUs were forfeited at that time.

The following table summarizes the activity for the non-vested RSUs granted on May 2, 2011 for the years ended December 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	100,000	$3.09	—	$—
Granted	—	—	100,000	3.09
Forfeited	—	—	—	—
Vested	(66,667)	3.09	—	—
Non-vested at end of period	33,333	$3.09	100,000	$3.09

On August 25, 2011 the Company granted 150,000 restricted shares of the Hampshire Common Stock (the “Restricted Stock”) to the chief executive officer. The shares of Restricted Stock will vest ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates.  As noted above, the Company’s chief executive officer resigned subsequent to December 31, 2012 and the remaining unvested restricted shares were forfeited at that time.

The following table summarizes the activity for the non-vested Restricted Stock granted on August 25, 2011 for the year ended December 31, 2011:

	2012		2011
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	100,000	$2.74	—	$—
Granted	—	$—	150,000	$2.74
Forfeited	—	$—	—	$—
Vested	(50,000)	$2.74	(50,000)	$2.74
Non-vested at end of period	50,000	$2.74	100,000	$2.74

Compensation expense related to the equity plans is recorded in Selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting periods. During the years ended December 31, 2012 and 2011, the Company incurred $0.8 million and $0.4 million in compensation cost related to all stock awards and was reflected as non-cash equity compensation on the Consolidated Statements of Cash Flows. At December 31, 2012, there was $0.6 million in unrecognized compensation expense related to stock awards to be recognized over a period of approximately three years.

Cash Incentive Plan
The Company adopted The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which the Company will grant annual performance-based bonuses to certain of its employees. The goal of the Bonus Plan is to align the annual interests of management and other key employees with those of the Company and its stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan are a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved. The Company did not grant a bonus under the Bonus Plan for fiscal years 2012 and 2011.

Retirement Savings Plan
The Company and certain subsidiaries have a 401(k) retirement savings plan under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company's matching contribution is determined annually at the discretion of the Board. All Company matching contributions vest fully after six years of employment. The Board suspended matching contributions in May 2009 and resumed matching contributions effective January 1, 2012.  Matching contributions for the year ended December 31, 2012 were $0.1 million.

Note 16 - Related Party Transactions

Upon closing on August 25, 2011, pursuant to the Merger Agreement, the Company paid to the equityholders of Rio (the “Equityholders”) a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Approximately $0.4 million due from escrow relating to a purchase price adjustment is recorded in Other receivables as of December 31, 2011. Additionally, the Company issued to the Equityholders an aggregate of $2.6 million of Hampshire Common Stock and held back an additional $6.5 million of Hampshire Common Stock for potential post-closing purchase price adjustments and indemnification claims. The Equityholders include Mr. Buxbaum, a director of the Company who was appointed to the position of chief executive officer subsequent to December 31, 2012.  See Note 19 – Restructuring and Cost Savings Plan.   The Equityholders also include current director Mr. Yogel and the current president of Rio, Mr. Gren.

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

During 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement.  An additional $1.8 million of the escrowed amount was paid to the Equityholders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement.

Also, an additional installment of purchase price which included contingent consideration in the amount of approximately $6.5 million was to be paid to the sellers based on post-closing purchase price adjustments in accordance with the Merger Agreement.  As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the Equityholders a total of $3.0 million of Hampshire Common Stock pursuant to the terms of the merger agreement. The remaining recorded value of the contingent consideration of $3.5 million approximates fair value at December 31, 2012.

On March 7, 2013, the Company entered into a letter agreement with the former Rio equity holders amending the Merger Agreement such that the approximately $3.0 million of contingent consideration which was due to the former Rio equity holders within 5 days of 18 months of the closing date will be paid no later than the earlier of April 1, 2013 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382 (“Section 382”).  Under Section 382 the utilization of our net operating losses and tax credit carry-forwards may be subject to substantial annual limitations or expiration due to ownership changes.  The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change greater than 50% over a three year period.

The Company paid approximately $0.2 million for screen printing services to a vendor affiliated with Mr. Gren for each of the years ended December 31, 2012 and 2011. Accounts payable to this vendor was approximately $0 and $0.1 million at December 31, 2012 and 2011, respectively.

Note 17 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On May 5, 2011, in two separate transactions, the Company sold certain assets of Hampshire Designers for a total purchase price of $12.0 million, plus inventory valued at approximately $2.4 million, and certain assets of Item-Eyes for a total purchase price of $0.3 million, plus inventory and factory advances valued at approximately $0.9 million, to third party buyers. Inventory in transit, valued at $1.6 million and $0.4 million for Hampshire Designers and Item-Eyes, respectively, was also purchased by each buyer and was payable upon delivery. As part of the sale transactions, the Company transferred and assigned certain assets, primarily the divisions’ trademark labels, to each respective buyer.

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

In addition, each buyer assumed outstanding vendor and customer purchase orders and outstanding orders for shipments of goods-in-transit and the Item-Eyes buyer assumed certain open letters of credit. In each case, the Company retained ownership of its accounts receivable relating to the inventory sales made prior to the closing date and accounts payable relating to the inventory sold. The Company recognized a pre-tax gain of $12.1 million on the sale of Hampshire Designers and a pre-tax loss of $0.3 million on the sale of Item-Eyes net of, among other things, severance and transaction related costs. The Company believes its net operating loss carryforwards will offset any tax liability resulting from the net gain. The funds from the sale of assets and the liquidation of the remaining assets were used to fund operations and other general corporate purposes.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations for the years ended December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Other receivables	122	170
Other current assets	1	4
Assets of discontinued operations	$123	$174

Accounts payable	$—	$237
Accrued expenses and other liabilities	220	833
Liabilities of discontinued operations	$220	$1,070

At December 31, 2012 and 2011, approximately $0 and $0.2 million, respectively, remains accrued in Accrued expenses and other liabilities in the table above relating to divisions disposed and discontinued prior to 2011.

The operating results for the discontinued operations for the years ended December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Net sales	$—	$16,311

Gross loss	$—	$(2,455)

Gain on sale of discontinued operations	$—	$11,814

Income from discontinued operations before income taxes	$783	$10,341
Income tax provision	—	—
Income from discontinued operations, net of taxes	$783	$10,341

Note 18 –Loss Per Share

Set forth in the table below is the reconciliation by year of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss per share ("EPS"):

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
2012:
Basic loss from continuing operations	$(12,522)	7,271	$(1.72)
Effect of dilutive securities:
Preferred stock rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(12,522)	7,271	$(1.72)
2011:
Basic loss from continuing operations	$(20,301)	5,941	$(3.41)
Effect of dilutive securities:
Preferred stock rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(20,301)	5,941	$(3.41)

For the years ended December 31, 2012 and 2011, potentially dilutive shares of 688,583, and 622,500, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. These shares consist of stock options and RSUs at December 31, 2012.  At December 31, 2011, these shares consist of Performance Vested Shares and RSUs. See Note 14 - Stock Plans, Compensation Plans and Retirement Savings Plan.

Note 19 – Restructuring and Cost Savings Plan

During the current year the Company initiated a cost savings plan primarily related to workforce reduction. The Company has incurred approximately $0.6 million in severance costs related to personnel reductions for the year ended December 31, 2012.  Severance costs are included in Restructuring costs in the consolidated statement of operations.  A reconciliation of the beginning and ending liability balances for severance costs under the current year restructuring plan included in Accrued expenses and other liabilities on the consolidated balance sheet is shown below:

(In thousands)	Accrued Severance
Beginning of period	$—
Costs charged to expense	644
Costs paid or settled	(401)
End of period	$243

Note 20 – Subsequent Events

On January 15, 2013, Heath L. Golden resigned as chief executive officer of the Company.  In connection with the resignation, the Company entered into a separation and release agreement with Mr. Golden that entitled him to separation pay of approximately $0.7 million to be paid in several installments through a date no later than May 15, 2013.  At the time of the resignation, the Company’s Board of Directors (the “Board”) appointed Paul Buxbaum to serve as the Company’s new chief executive officer.

On January 28, 2013, the Company entered into a letter agreement (the “Agreement”) with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”). Pursuant to the Agreement, Buxbaum Group will provide certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s Chief Executive Officer, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending (unless extended by mutual agreement) on May 16, 2013 (the “Term”). Mr. Buxbaum will not be entitled to any direct compensation from the Company in respect of his service as its Chief Executive Officer.

During the Term, Buxbaum Group will be tasked with providing specific recommendations to the Board in order to restructure the organization, operations and expenses to better support the Company’s business model and sales levels. Additionally, Buxbaum Group will be responsible for the implementation of such recommendations to the extent adopted by the Board.

(b) Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2012 and 2011 quarterly statements of operations.

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2012 quarters ended:

(In thousands, except per share data)	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012
Net sales	$22,592	$18,149	$36,309	$40,510

Gross profit	3,828	4,263	7,207	8,156
Selling, general and administrative expenses	9,031	8,168	8,349	8,417
Restructuring costs	40	101	259	244
Loss from operations	(5,243)	(4,006)	(1,401)	(505)
Loss from continuing operations before income taxes	(5,294)	(4,093)	(1,413)	(681)
Provision for income taxes	46	46	10	939
Loss from continuing operations	(5,340)	(4,139)	(1,423)	(1,620)
Income (loss) from discontinued operations, net of taxes	386	373	(99)	123
Net loss	$(4,954)	$(3,766)	$(1,522)	$(1,497)

Basic income (loss) per share:
Loss from continuing operations	$(0.80)	$(0.56)	$(0.19)	$(0.22)
Income (loss) from discontinued operations, net of taxes	0.06	0.05	(0.01)	0.02
Net income (loss)	$(0.74)	$(0.51)	$(0.20)	$(0.20)

Diluted income (loss) per share:
Loss from continuing operations	$(0.80)	$(0.56)	$(0.19)	$(0.22)
Income (loss) from discontinued operations, net of taxes	0.06	0.05	(0.01)	0.02
Net income (loss)	$(0.74)	$(0.51)	$(0.20)	$(0.20)

The following tables set forth the Company’s unaudited condensed consolidated statement of operations for the 2011 quarters ended:

(In thousands, except per share data)	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Net sales	$3,511	$3,467	$33,492	$45,678

Gross profit (loss)	731	(27)	5,639	8,217
Selling, general and administrative expenses	4,277	5,875	8,667	9,158
Restructuring costs		73	59	47
Loss on lease obligation	—	—	—	6,306
Goodwill impairment loss	—	1,204	—	—
Loss from operations	(3,546)	(7,179)	(3,087)	(7,294)
Loss from continuing operations before income taxes	(3,626)	(7,300)	(3,234)	(7,113)
Provision (benefit) for income taxes	69	(27)	(1,056)	42
Loss from continuing operations	(3,695)	(7,273)	(2,178)	(7,155)
Income (loss) from discontinued operations, net of taxes	(1,302)	10,386	356	901
Net income (loss)	$(4,997)	$3,113	$(1,822)	$(6,254)

Basic income (loss) per share:
Loss from continuing operations	$(0.67)	$(1.30)	$(0.36)	$(1.08)
Income (loss) from discontinued operations, net of taxes	(0.23)	1.85	0.06	0.14
Net income (loss)	$(0.90)	$0.55	$(0.30)	$(0.94)

Diluted income (loss) per share:
Loss from continuing operations	$(0.67)	$(1.30)	$(0.36)	$(1.08)
Income (loss) from discontinued operations, net of taxes	(0.23)	1.85	0.06	0.14
Net income (loss)	$(0.90)	$0.55	$(0.30)	$(0.94)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 18, 2012, we dismissed BDO USA, LLP as our independent registered public accountants. Concurrently, and upon the recommendation and approval of the Audit Committee, we engaged Elliott Davis, LLC as our independent registered public accountants for the fiscal year ended December 31, 2012. See “Item 4.01 Changes in Registrant’s Certifying Accountant” in our Form 8-K filed with the SEC on September 21, 2012.

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

In connection with filing this Annual Report, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012.

In making its assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has determined that no material weaknesses in its internal control over financial reporting existed as of December 31, 2012, and based on the criteria noted above, concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as provided herein, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

The following table provides information as of December 31, 2012 with respect to shares of the Company’s common stock that may be issued under equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	None	N/A	None
Equity Compensation Plans Not Approved by Stockholders	688,583	$2.45	324,750
Total	688,583	$2.45	324,750

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock and Compensation Plans and Item 8. Financial Statements and Supplementary Data Note 15 – Stock Plans, Compensation Plans and Retirement Savings Plan to the audited consolidated financial statements for additional discussion.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

Item 14.   Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

The following consolidated financial statements of Hampshire Group, Limited for each of the years ended December 31, 2012 and 2011 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statement Schedules:

The following consolidated financial statement schedule of Hampshire Group, Limited is included on page 63 of this report.

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

10.48*
Indemnification Agreement, dated March 7, 2012, between Hampshire Group, Limited and Maura M. Langley (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report (File No. 000-20201) on Form 10-K filed on March 19, 2012).

10.49*
Indemnification Agreement, dated March 15, 2012, between Hampshire Group, Limited and Benjamin C. Yogel (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report (File No. 000-20201) on Form 10-K filed on March 19, 2012).

10.50*
Indemnification Agreement, dated March 13, 2012, between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report (File No. 000-20201) on Form 10-K filed on March 19, 2012).

10.51
Form of Option Grant Notice and Agreement pursuant to the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report (File No. 000-20201) on Form 10-K filed on March 19, 2012).

10.52
Second Amendment to Credit Agreement and Amendment to Other Loan Documents by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc., Scott James, LLC, Hampshire International, LLC and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.1to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on May 4, 2012)

10.53
Separation, Consulting and Release Agreement, dated as of January 18, 2013, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on January 22, 2013).

10.54
Proposal and engagement agreement for advisory services by and among Hampshire Group, Limited and Buxbaum Holdings, Inc. (also known as Buxbaum Group) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report (File No. 000-20201) on Form 8-K filed on February 1, 2013).

11.0
Hampshire Group, Limited Consolidated Earnings Per Share Computations (incorporated by reference to Note 18 to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report).

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

21.1	Subsidiaries of the Company

23.1	Consent of Elliott Davis, LLC

23.2	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the year ended December 31, 2012 and December 31, 2011; (iii) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2012 and December 31, 2011; (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2012 and December 31, 2011; and (v) the Notes to the Consolidated Financial Statements, that have been detail tagged**

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

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (Acquisitions)	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$170	$44	$—	$(204)	$10
Year ended December 31, 2012	$10	$23	$—	$(10)	$23

Allowance for returns, discounts and adjustments:
Year ended December 31, 2011	$8,562	$10,256	$—	$(12,724)	$6,094
Year ended December 31, 2012	$6,094	$7,568	$—	$(8,915)	$4,747

Inventory reserves:
Year ended December 31, 2011	$334	$747	$—	$59	$1,140
Year ended December 31, 2012	$1,140	$2,116	$—	$(2,306)	$950

Deferred tax valuation allowances:
Year ended December 31, 2011	$22,702	$3,125	$—	$—	$25,827
Year ended December 31, 2012	$25,827	$3,366	$—	$—	$29,193

(b) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: March 18, 2013	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 18, 2013.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Paul M. Buxbaum	President and Chief Executive Officer
Paul M. Buxbaum	(principal executive officer)

/s/ Maura M. Langley	Vice President, Chief Financial Officer, and Treasurer
Maura M. Langley	(principal financial officer and principal accounting officer)

/s/ Robert C. Siegel	Director
Robert C. Siegel

/s/ Richard A. Mandell	Director
Richard A. Mandell

/s/ Benjamin C. Yogel	Director
Benjamin C. Yogel

EXHIBIT INDEX

21.1	Subsidiaries of the Company

23.1	Consent of Elliott Davis, LLC

23.2	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulations S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the year ended December 31, 2012 and December 31, 2011; (iii) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2012 and December 31, 2011; (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2012 and December 31, 2011; and (v) the Notes to the Consolidated Financial Statements, that have been detail tagged**

101.INS**   XBRL Instance

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