Form 10-Q
period 2013-03-30
HAMPSHIRE GROUP LTD
filed 2013-05-09
CIK 887150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Number of shares of common stock outstanding as of April 30, 2013: 7,472,457

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 30, 2013

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

ii

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	March 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$5,478	$12,500
Restricted cash	676	—
Accounts receivable, net	6,773	8,134
Other receivables	289	338
Inventories, net	25,128	22,194
Other current assets	4,018	3,132
Assets of discontinued operations	132	123
Total current assets	42,494	46,421
Fixed assets, net	7,571	7,967
Goodwill	2,559	2,559
Intangible assets, net	14,238	14,624
Other assets	590	637
Total assets	$67,452	$72,208

Current liabilities:
Borrowings under credit facility	$17	$—
Accounts payable	7,453	5,741
Accrued expenses and other liabilities	14,766	15,631
Liabilities of discontinued operations	221	220
Total current liabilities	22,457	21,592
Other long-term liabilities	16,249	16,277
Total liabilities	38,706	37,869

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at March 30, 2013 and December 31, 2012, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at March 30, 2013 and December 31, 2012, respectively; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 8,243,784 shares issued at March 30, 2013 and December 31, 2012	824	824
Additional paid-in capital	37,354	37,554
(Accumulated deficit) retained earnings	(3,847)	1,211
Treasury stock, 771,327 and 725,881 shares at cost at March 30, 2013 and December 31, 2012, respectively	(5,585)	(5,250)
Total stockholders’ equity	28,746	34,339
Total liabilities and stockholders’ equity	$67,452	$72,208

See accompanying notes to the consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	March 30, 2013	March 31, 2012
Net sales	$19,920	$22,592
Cost of goods sold	16,297	18,764
Gross profit	3,623	3,828
Selling, general and administrative expenses	8,087	9,031
Contract terminations	729	40
Loss from operations	(5,193)	(5,243)
Other income (expense):
Interest income	1	—
Interest expense	(95)	(71)
Other, net	50	20
Loss from continuing operations before income taxes	(5,237)	(5,294)
Income tax provision	146	46
Loss from continuing operations	(5,383)	(5,340)
Income from discontinued operations, net of taxes	1	386
Net loss	$(5,382)	$(4,954)

Basic loss per share:
Loss from continuing operations	$(0.72)	$(0.80)
Income from discontinued operations, net of taxes	0.00	0.06
Net loss	$(0.72)	$(0.74)
Diluted loss per share:
Loss from continuing operations	$(0.72)	$(0.80)
Income from discontinued operations, net of taxes	0.00	0.06
Net loss	$(0.72)	$(0.74)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,479	6,671
Diluted weighted average number of common shares outstanding	7,479	6,671

See accompanying notes to the consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)	Common Stock			Retained	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Shares	Amount	Total Stockholders’ Equity

Balance at December 31, 2012	8,243,784	$824	$37,554	$1,211	725,881	$(5,250)	$34,339
Net loss	—	—	—	(5,382)	—	—	(5,382)
Stock based compensation, net of forfeitures	—	—	(200)	368	50,000	(368)	(200)
Net exercise of stock options	—	—	—	(44)	(4,554)	33	(11)
Balance at March 30, 2013	8,243,784	$824	$37,354	$(3,847)	771,327	$(5,585)	$28,746

See accompanying notes to the consolidated financial statements.

Hampshire Group, Limited and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(5,382)	$(4,954)
Less: Income from discontinued operations, net of taxes	1	386
Loss from continuing operations	(5,383)	(5,340)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	911	926
Stock based compensation	(200)	144
Deferred income tax	63	—
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Receivables, net	1,410	9,997
Inventories, net	(2,934)	(136)
Other assets	(876)	(1,591)
Liabilities	746	(3,180)
Net cash provided by (used in) continuing operating activities	(6,261)	820
Net cash (used in) discontinued operations	(7)	(19)
Net cash provided by (used in) operating activities	(6,268)	801
Cash flows from investing activities:
Capital expenditures	(84)	(272)

Net cash used in investing activities	(84)	(272)
Cash flows from financing activities:
Increase in restricted cash	(676)	—
Proceeds from line of credit	4,942	1,175
Repayment of line of credit	(4,925)	(1,175)
Net exercise of stock options	(11)	—
Purchase of treasury stock	—	(13)
Repayment of long-term debt	—	(10)
Net cash used in financing activities	(670)	(23)
Net increase (decrease) in cash and cash equivalents	(7,022)	506
Cash and cash equivalents at beginning of period	12,500	25,801
Cash and cash equivalents at end of period	$5,478	$26,307
Supplemental disclosure of cash flow information:
Non-cash restricted stock forfeitures	$368	$—
Non-cash issuance of stock for acquisition contingent consideration	$—	$2,750

See accompanying notes to the consolidated financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012.

The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2013, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions. In addition, the Company’s revenues are subject to the seasonality of the apparel industry and may exhibit fluctuations in financial results for interim periods.

In 2011, the Company sold certain assets of its women’s businesses, Hampshire Designers, Inc. (“Hampshire Designers”) and Item-Eyes, Inc. (“Item-Eyes”). In accordance with GAAP, the financial position and results from operations for the women’s businesses have been presented as discontinued operations. See Note 9 – Dispositions and Discontinued Operations.

Subsequent Events
The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as disclosed in Note 2- Acquisitions and Note 12 – Related Party Transactions.

Recent Accounting Standards
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

Note 2 – Acquisitions

In 2011, the Company, through its wholly owned subsidiary, RG Merger Sub S.A., completed its acquisition of Rio Garment S. de R.L. (“Rio”) to diversify its distribution channels with vertical specialty stores and improve its growth potential. Upon closing, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, upon the closing, the Company issued to the former Rio equity holders an aggregate of $2.6 million in Hampshire common stock, par value $0.10 (“Hampshire Common Stock”) and held back an additional $6.5 million of Hampshire Common Stock for potential post-closing purchase price adjustments and indemnification claims.

During 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement.  An additional $1.8 million of the escrowed amount was paid to the equity holders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement.

Also, an additional installment of purchase price which included contingent consideration in the amount of approximately $6.5 million was to be paid to the sellers based on post-closing purchase price adjustments. As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the Rio equity holders a total of $3.0 million of Hampshire Common Stock pursuant to the terms of the merger agreement. The remaining recorded value of the contingent consideration of $3.5 million to be issued in Hampshire Common Stock approximates fair value at March 30, 2013.

On April 5, 2013, the Company and the former Rio equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, approximately $3.0 million of contingent consideration which was originally due to the former Rio equity holders within 10 days of the 18 month anniversary of the closing date will be paid no later than the earlier of August 26, 2014 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382. The Amendment to the Agreement and Plan of Merger also provides that the release of an additional $0.5 million of consideration, which remains contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership changed as defined by Internal Revenue Code Section 382.

Note 3 –Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of March 30, 2013 and December 31, 2012:

	March 30, 2013		December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$2,559	—	$2,559	—
Intangible assets subject to amortization:
Customer relationships	$16,441	$(2,367)	$16,441	$(1,993)
Non-compete agreement	240	(76)	240	(64)
Total	$16,681	$(2,443)	$16,681	$(2,057)

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Amortization expense	$386	$390

Amortization expense for intangible assets for each year ending December 31 for 2013 through 2017 is expected to be approximately $1.5 million.

Note 4 – Inventories

Inventories at March 30, 2013 and December 31, 2012 consisted of the following:

(In thousands)	March 30, 2013	December 31, 2012
Finished goods	$14,579	$8,245
Work in process	2,789	3,478
Raw materials and supplies	9,110	11,421
Total cost	26,478	23,144
Less: reserves	(1,350)	(950)
Inventories, net	$25,128	$22,194

Note 5 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (loss from continuing operations) and the denominator (shares) for the computation of basic and diluted loss from continuing operations per share:

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended March 30, 2013:
Basic loss from continuing operations	$(5,383)	7,479	$(0.72)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(5,383)	7,479	$(0.72)
Three months ended March 31, 2012:
Basic loss from continuing operations	$(5,340)	6,671	$(0.80)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Diluted loss from continuing operations	$(5,340)	6,671	$(0.80)

For the quarters ended March 30, 2013 and March 31, 2012, potentially dilutive shares of 475,250 and 608,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

At March 30, 2013, there were less than $0.1 million in outstanding borrowings due only to the timing of a bank invoice charged to the Credit Facility at month-end and approximately $5.4 million outstanding under letters of credit. Borrowing availability, which is calculated using only certain domestic assets, was approximately $5.7 million at March 30, 2013.  The Company had approximately $5.5 million of cash that is not included in the availability calculation.

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

Note 8 – Taxes
The Company’s provision for income taxes for the quarters ended March 30, 2013 and March 31, 2012 is comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

As of March 30, 2013, the Company has recorded a deferred tax liability of approximately $1.0 million for foreign income tax, which represents a 10% Honduran dividend withholding tax on the undistributed earnings of its Honduran subsidiary. These foreign withholding taxes will generate income tax credits in the U.S. when such amounts are paid, but this tax credit benefit is not currently recognized due to a full valuation allowance on the Company’s deferred tax assets.

As of March 30, 2013, unrecognized tax benefits of approximately $4.6 million, including approximately $2.2 million of accrued interest and penalties, is included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.3 million, including interest and penalties of approximately $0.8 million, due to the expiration of statutes of limitation within the next twelve months. The Company currently has U.S. net operating loss carryforwards and has utilized net operating loss carrybacks. Upon examination, one or more of these net operating loss carryforwards or carrybacks may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of March 30, 2013 and March 31, 2012. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.9 million or an effective tax rate of 36.6% due to the losses incurred in the quarter ended March 30, 2013. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.8 million or an effective tax rate of 34.7% due to the losses incurred in the quarter ended March 31, 2012.

Note 9 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

In 2011, in separate transactions, the Company sold certain assets of Hampshire Designers and Item-Eyes. In accordance with GAAP, these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the aforementioned divisions separately as discontinued operations. The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations.

The underlying assets and liabilities of the discontinued operations at March 30, 2013 and December 31, 2012 were as follows:

(In thousands)	March 30, 2013	December 31, 2012
Other receivables	$122	$122
Other current assets	10	1
Assets of discontinued operations	$132	$123

Accrued expenses and other liabilities	221	220
Liabilities of discontinued operations	$221	$220

The operating results for the discontinued operations for the quarters ended March 30, 2013 and March 31, 2012 were as follows:
	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Income from discontinued operations before income taxes	$1	$386
Income tax provision	—	—
Income from discontinued operations, net of taxes	$1	$386

Note 10 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased at the New York Office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. The Company recorded a loss on lease charge of $6.3 million during 2011, net of the release of deferred rent attributable to the vacant space.

At March 30, 2013, approximately $1.8 million and approximately $4.5 million of deferred loss on lease obligations is included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, of the unaudited condensed consolidated balance sheet. The Company has loss on lease obligations separate from the New York Office lease of approximately $0.4 million and approximately $0.5 million at March 30, 2013 and December 31, 2012, respectively. A reconciliation of the beginning and ending liability balances for the total loss on lease obligations is shown in the tables below:

	Three Months Ended
	March 30, 2013			March 31, 2012
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$6,234	$488	$6,722	$7,871	$826	$8,697
Charges (credits) to expense	77	7	84	97	12	109
Costs paid or settled	(396)	(62)	(458)	(383)	(116)	(499)
End of period	$5,915	$433	$6,348	$7,585	$722	$8,307

Note 11 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 30, 2013, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of March 30, 2013.

Note 12 – Related Party Transactions

Acquisition of Rio

In 2011, the Company, through its wholly owned subsidiary, RG Merger Sub S.A., completed its acquisition of Rio Garment S. de R.L. (“Rio”) to diversify its distribution channels with vertical specialty stores and improve its growth potential. Upon closing, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, upon the closing, the Company issued to the former Rio equity holders an aggregate of $2.6 million in Hampshire common stock, par value $0.10 (“Hampshire Common Stock”) and held back an additional $6.5 million of Hampshire Common Stock for potential post-closing purchase price adjustments and indemnification claims.

During 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement.  An additional $1.8 million of the escrowed amount was paid to the equity holders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement.

Also, an additional installment of purchase price which included contingent consideration in the amount of approximately $6.5 million was to be paid to the sellers based on post-closing purchase price adjustments. As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the Rio equity holders a total of $3.0 million of Hampshire Common Stock pursuant to the terms of the merger agreement. The remaining recorded value of the contingent consideration of $3.5 million to be issued in the Company’s stock approximates fair value at March 30, 2013.

On April 5, 2013, the Company and the former Rio equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, approximately $3.0 million of contingent consideration which was originally due to the former Rio equity holders within 10 days of the 18 month anniversary of the closing date will be paid no later than the earlier of August 26, 2014 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382. The Amendment to the Agreement and Plan of Merger also provides that the release of an additional $0.5 million of consideration, which remains contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership changed as defined by Internal Revenue Code Section 382.

Buxbaum Group Consulting Agreement

On January 28, 2013, the Company entered into a letter agreement (the “Agreement”) with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”). Pursuant to the Agreement, Buxbaum Group is providing certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s Chief Executive Officer, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending (unless extended by mutual agreement) on May 16, 2013 (the “Term”). Mr. Buxbaum will not be entitled to any direct compensation from the Company in respect of his service as its Chief Executive Officer.  During the quarter ended March 30, 2013, the Company incurred $187,500 in advisory consulting services to Buxbaum Group.

During the Term, Buxbaum Group will be tasked with providing specific recommendations to the Company’s Board of Directors (the “Board”) in order to restructure the organization, operations and expenses to better support the Company’s business model and sales levels. Additionally, Buxbaum Group will be responsible for the implementation of such recommendations to the extent adopted by the Board.

Additionally, director fees are not paid to employee directors, and therefore Mr. Buxbaum did not receive any director fees subsequent to the first quarter of 2013.

Note 13 - Stock Plan

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

Separate from the Stock Plan, the Company granted 100,000 stock options (the “Options”) on May 2, 2011 to the then chief executive officer. The Options would have expired ten years from the grant date and vest ratably over two years following the grant date, subject to the then chief executive officer’s continued service through the applicable vesting dates.  On January 15, 2013, the Company’s then chief executive officer resigned, and the remaining unvested options were forfeited at that time.

The following table summarizes the activity for the quarter ended March 30, 2013 related to the stock options granted to the chief executive officer separate from the Stock Plan:
	Quarter Ended March 30, 2013
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair- Value
Unvested, beginning of period	33,334	$3.09	$1.92
Granted during the period	—	$—	$—
Vested during the period	—	$—	$—
Canceled , forfeited or expired during the period	(33,334)	$3.09	$1.92
Unvested, end of period	—	$—	$—

The Company also granted 100,000 restricted stock units (“RSUs”) on May 2, 2011 to the then chief executive officer. Each RSU represents the right to receive one share of the Company’s common stock upon settlement. The RSUs would have vested and settled ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates.  As previously noted, on January 15, 2013, the Company’s then chief executive officer resigned, and the remaining unvested RSUs were forfeited at that time.

The following table summarizes the activity for the non-vested RSUs granted on May 2, 2011 for the quarter ended March 30, 2013:
	Quarter Ended March 30, 2013
	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	33,333	$3.09
Granted	—	—
Forfeited	(33,333)	3.09
Vested	—	—
Non-vested at end of period	—	$—

On August 25, 2011 the Company granted 150,000 restricted shares of the Hampshire Common Stock (the “Restricted Stock”) to the then chief executive officer. The shares of Restricted Stock would have vested ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates.  As noted above, the Company’s then chief executive officer resigned on January 15, 2013 and the remaining unvested restricted shares were forfeited at that time.

The following table summarizes the activity for the non-vested Restricted Stock granted on August 25, 2011 for the quarter ended March 30, 2013:

	Quarter Ended March 30, 2013
	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	50,000	$2.74
Granted	—	—
Forfeited	(50,000)	2.74
Vested	—	—
Non-vested at end of period	—	$—

Compensation expense related to the Company’s equity plans is recorded in Selling, general and administrative expense in the consolidated statement of operations on a straight-line basis over the vesting periods.  As a result of the forfeiture of unvested stock options, RSUs and restricted shares, negative stock based compensation expense of approximately $0.2 million was recorded during the quarter ended March 30, 2013.  Stock based compensation expense was approximately $0.2 million for the quarter ended March 31, 2012.

Note 14 –Cost Savings Plan

On January 28, 2013, the Company entered into a letter agreement (the “Agreement”) with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”). Pursuant to the Agreement, Buxbaum Group is providing certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s Chief Executive Officer, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending (unless extended by mutual agreement) on May 16, 2013 (the “Term”). Mr. Buxbaum will not be entitled to any direct compensation from the Company in respect of his service as its Chief Executive Officer. Additionally, director fees are not paid to employee directors, and therefore Mr. Buxbaum did not receive any director fees subsequent to the first quarter of 2013.  During the quarter ended March 30, 2013, the Company incurred $187,500 in advisory consulting services to Buxbaum Group.

During the Term, Buxbaum Group will be tasked with providing specific recommendations to the Company’s Board of Directors (the “Board”) in order to restructure the organization, operations and expenses to better support the Company’s business model and sales levels. Additionally, Buxbaum Group will be responsible for the implementation of such recommendations.

During the quarter ended March 30, 2013, the Company incurred approximately $0.7 million in severance costs related to the resignation of Heath L. Golden, the Company’s former chief executive officer.  In connection with the resignation, the Company entered into a separation and release agreement with Mr. Golden that entitled him to separation pay to be paid in several installments through a date no later than May 15, 2013.  The entire amount of separation pay of approximately $0.7 million was recorded in the quarter ended March 30, 2013 when the resignation was communicated.

A reconciliation of the beginning and ending liability balances for accrued severance costs included in the Accrued Expenses and Other Liabilities section of the consolidated balance sheet is shown below:
(In thousands)	Accrued Severance
Beginning of period,	$243
Costs charged to expense	729
Costs paid or settled	(725)
End of period	$247

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which may constitute ‘forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,”  “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2012 under Item 1A - Risk Factors and in Part II, Item 1A – Risk Factors in this Form 10-Q, and include the following risk factors:

•	A prolonged period of depressed consumer spending;
•	Use of foreign suppliers for raw materials and manufacture of our products including a manufacturing facility based in Honduras;
•	Lack of an established public trading market for our common stock;
•	Decreases in business from or the loss of any one of our key customers;
•	Financial instability experienced by our customers;
•	Chargebacks and margin support payments;
•	Loss of or inability to renew certain licenses;
•	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
•	Failure of our manufacturers to use acceptable ethical business practices;
•	Failure to deliver quality products in a timely manner;
•	Problems with our distribution system and our ability to deliver products;
•	Labor disruptions at ports, our suppliers, manufacturers or distribution facilities;
•	Failure, inadequacy, interruption or security lapse of our information technology;
•	Failure to compete successfully in a highly competitive and fragmented industry;
•	Challenges integrating any business we have acquired or may acquire;
•	Potential impairment of acquired intangible assets;
•	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
•	Significant adverse changes to international trade regulations;
•	Loss of certain key personnel which could negatively impact our ability to manage our business;
•	Our stockholders’ rights plan potentially adversely affecting existing stockholders;
•	Risks related to the global economic, political and social conditions;
•	Fluctuation in the price of raw materials adversely affecting our results of operations; and
•	Energy and fuel costs are subject to adverse fluctuations and volatility.
•	Potential restrictions in our ability to borrow under our revolving credit facility
•	Failure to realize expected benefits from our cost savings plan

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

Rio, acquired in 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States. Rio’s manufacturing platform primarily supports the vertical specialty store channel. Our manufacturing operations begin with the purchase of fabric and other raw materials from third party suppliers. The fabrics are ultimately sewn into finished garments at our textile facility or at the facilities of third party contractors located in Honduras. Rio also purchases yarn and outsources fabric production to third parties, where upon completion, the fabric returns to the Rio facility for production. Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers).

The scott james® brand is a designer apparel collection for men, which includes a full sportswear offering. It is sold primarily through upscale department and specialty stores, scott james® retail shops and online at www.scottjamesonline.com.

Our relationships with major retailers range from national and regional department stores such as Belk, Inc., to upscale department stores such as Bloomingdale’s, to national chain stores such as J.C. Penney Company, Inc. and Kohl’s Department Stores, Inc., to vertical specialty stores such as Aeropostale, Inc., to off-price retailers such as TJ Maxx, a division of The TJX Companies, Inc., and Ross Stores, Inc. These relationships enable our products to reach a large consumer base both in number and in geographical area.

The emphasis with every garment we offer is a compelling product that features high quality and good value. The recent diversification and expansion of our product offerings allows us to participate in a range of retail price points from "main floor" traditional styles to fashion forward designer styles.

In the past our business was highly seasonal as a result of our product mix including a high concentration of sweaters.  Although not as significant as in prior years, our business continues to maintain a fairly high degree of seasonality with approximately 65% of our sales during 2012 occurring in the third and fourth quarters.  Our income or loss from continuing operations has generally been correlated with revenue.  As a result of our seasonality, a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended March 30, 2013 and March 31, 2012

Net Sales
Net sales decreased by 11.8% to $19.9 million for the three months ended March 30, 2013 from $22.6 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2012
Net sales quarter ended March 31, 2012	$22,592	100.0%
Volume	(4,957)	(21.9%)
Average net selling prices	2,285	10.1%
Net sales quarter ended March 30, 2013	$19,920	88.2%

The $2.7 million decrease in net sales over the same period last year was due to a decrease in Rio’s net sales of $4.8 million partially offset by an increase in net sales of Hampshire Brands of $1.7 million.  The decrease in Rio’s net sales was primarily due to a decrease in sales volume at Rio. The increase in net sales for Hampshire Brands is primarily due to a significant increase in volume of sales resulting from its new licensing arrangements with Dockers® for a tops offering and Panama Jack®.  Although not as significant as in prior years, our business maintains a high degree of seasonality and we expect a significant portion of our net sales to occur in the third and fourth quarters of 2013.

Gross Profit
Gross profit for the three months ended March 30, 2013 was $3.6 million compared to gross profit of $3.8 million for the same period last year, which, as a percentage of net sales, represented an increase from 16.9% to 18.2%.

The increase as a percentage of net sales for the three months ended March 30, 2013 as compared to the same period in the prior year was primarily due to higher average selling prices for Rio as a result of a more fashion oriented product offering that were partially offset by lower margins at Hampshire Brands as a result of the new mix of product offerings under Dockers® and Panama Jack® licensing arrangements.  In addition, cost of goods sold decreased to $16.3 million for the three months ended March 30, 2013 from $18.8 million for the three months ended March 31, 2012. The decrease in cost of goods sold was primarily due to a volume driven decrease for Rio of $4.3 million, which was somewhat offset by a volume driven increase in cost of goods sold at Hampshire Brands of $1.6 million as a result of the Dockers® and Panama Jack® licensing arrangements.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 30, 2013 was $8.1 million compared to $9.0 million for the same period last year, which, as a percentage of net sales, represented an increase from 40.0% to 40.6%. The $0.9 million year-over-year decrease in SG&A was achieved by cost savings measures implemented by the Company in 2012 offset slightly by $0.3 million in advisory consulting services during the current year quarter.

Additionally, during the quarter ended March 30, 2013, we entered into an agreement with Buxbaum Group to provide certain restructuring and advisory consulting services. Pursuant to the agreement, Buxbaum Group is tasked with providing specific recommendations to our Board of Directors concerning the organization, operations and expenses to better support the Company’s business model and sales levels.

Contract Terminations
During the quarter ended March 30, 2013, the Company incurred approximately $0.7 million in severance costs related to the resignation of Heath L. Golden, the Company’s former chief executive officer.

Income Taxes
Our provision for income taxes for the quarters ended March 30, 2013 and March 31, 2012 was comprised mostly of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, accounting principles generally accepted in the United States of America (“GAAP”) requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.9 million or an effective tax rate of 36.6% due to the losses incurred in the quarter ended March 30, 2013. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.8 million or an effective tax rate of 34.7% due to the losses incurred in the quarter ended March 31, 2012. (See Item 1. Financial Statements Note 8 – Taxes)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances.  During the past year we have expanded the conversion cycle in our manufacturing processes and have more working capital in raw materials inventory.  Due to the seasonality of our business, cash used in operations typically exceeds cash provided by operations during the first nine months of the year, and as such borrowing under our revolving credit facility, if any, will generally occur during the third and fourth quarters of the year.  Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

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

At March 30, 2013, there was less than $0.1 million in borrowings outstanding, due only to the timing of a bank invoice charged to the Credit Facility at month-end, with approximately $5.7 million of availability which is calculated using only certain domestic assets. We expect that our borrowing availability will increase late in the second quarter as our domestic inventory levels increase and remain higher throughout the balance of the year as this inventory is converted to accounts receivable.  Approximately $5.5 million of cash and cash equivalents was not included in the availability calculation. The highest level of borrowings outstanding during the first quarter of 2013 was less than $0.1 million.  At March 30, 2013, letters of credit outstanding was approximately $5.4 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2012. See Item 1. Financial Statements Note 1 – Basis for Presentation regarding Recent Accounting Pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first three months of fiscal year 2013, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the three months ended March 30, 2013 due to the short term nature of borrowings on our Credit Facility during these periods.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that were in place, asof March 30, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES COMMON STOCK, $0.10 PAR VALUE
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 – February 2, 2013	—	$—	—	—
February 3, 2013 – March 2, 2013	—	—	—	—
March 3, 2013 – March 30, 2013	—	—	—	—
Total	—	—	—	—

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

10.1	Employment Agreement, dated August 13, 2012, by and between Hampshire Group, Limited and Robert S. Stec

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the three months ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 30, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS** XBRL Instance

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

Hampshire Group, Limited

Date: May 9, 2013	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Maura A. McNerney
Maura A. McNerney
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Employment Agreement, dated August 13, 2012, by and between Hampshire Group, Limited and Robert S. Stec

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the three months ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 30, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS** XBRL Instance

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