Form 10-Q
period 2013-06-29
HAMPSHIRE GROUP LTD
filed 2013-08-13
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §233.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                                                                                              Accelerated filer ☐

Non-accelerated filer  ☐      (Do not check if smaller reporting company)           Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2013: 8,300,513

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 29, 2013

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

ii

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	June 29, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$2,546	$12,500
Restricted cash	—	—
Accounts receivable, net	11,452	8,124
Other receivables	182	262
Inventories, net	24,256	20,174
Other current assets	3,735	2,876
Assets of discontinued operations	1,880	2,485
Total current assets	44,051	46,421
Fixed assets, net	7,051	7,967
Goodwill	2,559	2,559
Intangible assets, net	13,853	14,624
Other assets	543	637
Total assets	$68,057	$72,208

Current liabilities:
Borrowings under credit facility	$—	$—
Accounts payable	11,846	5,680
Accrued expenses and other liabilities	9,460	15,495
Liabilities of discontinued operations	597	476
Total current liabilities	21,903	21,651
Other long-term liabilities	16,290	16,218
Total liabilities	38,193	37,869

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized at June 29, 2013 and December 31, 2012, respectively; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized at June 29, 2013 and December 31, 2012, respectively; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 8,243,784 shares issued at June 29, 2013 and December 31, 2012	824	824
Additional paid-in capital	37,327	37,554
(Accumulated deficit) retained earnings	(2,743)	1,211
Treasury stock, 765,639 and 725,881 shares at cost at June 29, 2013 and December 31, 2012, respectively	(5,544)	(5,250)
Total stockholders’ equity	29,864	34,339
Total liabilities and stockholders’ equity	$68,057	$72,208

See accompanying notes to the consolidated financial statements.

Hampshire Group, Limited and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$26,136	$17,639	$45,050	$39,610
Cost of goods sold	20,796	13,493	36,340	31,680
Gross profit	5,340	4,146	8,710	7,930
Selling, general and administrative expenses	8,474	6,902	15,996	14,489
Lease litigation settlement	(6,113)	—	(6,113)	—
Income (loss) from operations	2,979	(2,756)	(1,173)	(6,559)
Other income (expense):
Interest income	—	1	1	1
Interest expense	(84)	(92)	(179)	(163)
Other, net	16	4	54	21
Income (loss) from continuing operations before income taxes	2,911	(2,843)	(1,297)	(6,700)
Income tax provision	122	46	264	92
Income (loss) from continuing operations	2,789	(2,889)	(1,561)	(6,792)
Loss from discontinued operations, net of taxes	(1,655)	(877)	(2,687)	(1,928)
Net income (loss)	$1,134	$(3,766)	$(4,248)	$(8,720)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.37	$(0.39)	$(0.21)	$(0.97)
Loss from discontinued operations, net of taxes	(0.22)	(0.12)	(0.36)	(0.27)
Net income (loss)	$0.15	$(0.51)	$(0.57)	$(1.24)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.37	$(0.39)	$(0.21)	$(0.97)
Loss from discontinued operations, net of taxes	(0.22)	(0.12)	(0.36)	(0.27)
Net income (loss)	$0.15	$(0.51)	$(0.57)	$(1.24)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	7,474	7,434	7,476	7,056
Diluted weighted average number of common shares outstanding	7,580	7,434	7,476	7,056

See accompanying notes to the consolidated financial statements.

Hampshire Group, Limited and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)	Common Stock		Additional		Treasury Stock		Total
			Paid-In	Retained Earnings			Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Shares	Amount	Equity
Balance at December 31, 2012	8,243,784	$824	$37,554	$1,211	725,881	$(5,250)	$34,339
Net loss	—	—	—	(4,248)	—	—	(4,248)
Stock based compensation, net of forfeitures	—	—	(227)	368	50,000	(368)	(227)
Net exercise of stock options	—	—	—	(74)	(10,242)	74	—
Balance at June 29, 2013	8,243,784	$824	$37,327	$(2,743)	765,639	$(5,544)	$29,864

See accompanying notes to the consolidated financial statements.

Hampshire Group, Limited and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(4,248)	$(8,720)
Less: Loss from discontinued operations, net of taxes	(2,687)	(1,928)
Loss from continuing operations	(1,561)	(6,792)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,737	1,872
Stock based compensation	(227)	368
Deferred income tax	127	—
Loss on disposal of fixed assets	201	—
Changes in operating assets and liabilities:
Receivables, net	(3,248)	7,969
Inventories, net	(4,082)	(12,195)
Other assets	(681)	(1,770)
Liabilities	(102)	1,018
Net cash provided by (used in) continuing operating activities	(7,836)	(9,530)
Net cash (used in) discontinued operations	(1,961)	(2,763)
Net cash provided by (used in) operating activities	(9,797)	(12,293)
Cash flows from investing activities:
Capital expenditures	(157)	(389)
Net cash used in investing activities	(157)	(389)
Cash flows from financing activities:
Increase in restricted cash	—	(2,750)
Proceeds from line of credit	8,190	1,722
Repayment of line of credit	(8,190)	(1,722)
Purchase of treasury stock	—	(13)
Repayment of long-term debt	—	(20)
Net cash used in financing activities	—	(2,783)
Net increase (decrease) in cash and cash equivalents	(9,954)	(15,465)
Cash and cash equivalents at beginning of period	12,500	25,801
Cash and cash equivalents at end of period	$2,546	$10,336
Supplemental disclosure of cash flow information:
Non-cash restricted stock forfeitures	$368	$3,472
Non-cash issuance of stock for acquisition contingent consideration	$—	$2,750
Non-cash issuance of treasury stock for employee grant	$—	$245

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

Discontinued Operations

On June 7, 2013, the Company sold certain assets of the scott james clothing brand and line. In 2011, the Company sold certain assets of its women’s businesses, Hampshire Designers, Inc. (“Hampshire Designers”) and Item-Eyes, Inc. (“Item-Eyes”). In accordance with GAAP, the financial position and results from operations for these businesses have been presented as discontinued operations. See Note 9 – Dispositions and Discontinued Operations.

Lease Litigation Settlement

On June 10, 2013, the Civil Court of the City of New York ruled that the Company was entitled to rent abatement for all but approximately $0.2 million of the $7.1 million claim by the receiver of the landlord of the Company’s New York Office lease. The Company had accrued approximately $6.3 million for disputed unpaid rent and reversed approximately $6.1 million of the accrual in the quarter ended June 29, 2013, which is reflected in Lease litigation settlement on the Unaudited Condensed Consolidated Statements of Operations. See Note 7 - Commitments and Contingencies.

Subsequent Events

The Company has evaluated subsequent events from the date of the unaudited condensed consolidated balance sheet through the date that the financial statements were issued. During this period, no material recognizable subsequent events were identified, except as disclosed in Note 2 – Acquisitions, Note 8 – Taxes, Note 12 – Related Party Transactions and Note 13 - Stock Plan.

Recent Accounting Standards

No new accounting pronouncements, issued or effective during 2013, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

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

During 2012, in respect to a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement. An additional $1.8 million of the escrowed amount was paid to the equity holders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement.

Also, an additional installment of purchase price which included contingent consideration in the amount of approximately $6.5 million was to be paid to the sellers based on post-closing purchase price adjustments. As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the Rio equity holders a total of $3.0 million of Hampshire Common Stock pursuant to the terms of the merger agreement. The remaining recorded value of the contingent consideration of $3.5 million to be issued in Hampshire Common Stock approximates fair value at June 29, 2013.

On April 5, 2013, the Company and the former Rio equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, approximately $3.0 million of contingent consideration which was originally due to the former Rio equity holders within 10 days of the 18 months anniversary of the closing date will be paid no later than the earlier of August 26, 2014 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382. On July 15, 2013, following an examination of trading activity in the Company’s common stock and certain other corporate actions, the Company’s Board of Directors (“Board”) determined that on March 7, 2013 the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code. As a result, contingent consideration originally valued at $3.0 million will be issued to the Rio equity holders in the third quarter. The Amendment to the Agreement and Plan of Merger also provides that the release of an additional $0.5 million of consideration, which remains contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership change as defined by Internal Revenue Code Section 382.

Note 3 –Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of June 29, 2013 and December 31, 2012:

	June 29, 2013		December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets not subject to amortization:
Goodwill	$2,559	—	$2,559	—
Intangible assets subject to amortization:
Customer relationships	$16,441	$(2,740)	$16,441	$(1,993)
Non-compete agreement	240	(88)	240	(64)
Total	$16,681	$(2,828)	$16,681	$(2,057)

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Amortization expense	$385	$390	$771	$780

Amortization expense for intangible assets for each year ending December 31, 2013 through 2017 is expected to be approximately $1.5 million.

Note 4 – Inventories

Inventories at June 29, 2013 and December 31, 2012 consisted of the following:

(In thousands)	June 29, 2013	December 31, 2012
Finished goods	$10,914	$5,974
Work in process	2,919	3,478
Raw materials and supplies	10,423	10,722
Inventories, net	$24,256	$20,174

Note 5 – Income (Loss) Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (income or (loss) from continuing operations) and the denominator (shares) for the computation of basic and diluted income (loss) from continuing operations per share:

(In thousands, except per share data)	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended June 29, 2013:
Basic income from continuing operations	$2,789	7,474	$0.37
Effect of dilutive securities:
Preferred rights	—	—	—
Stock options	—	106	—
Diluted income from continuing operations	$2,789	7,580	$0.37
Three months ended June 30, 2012:
Basic loss from continuing operations	$(2,889)	7,434	$(0.39)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(2,889)	7,434	$(0.39)
Six months ended June 29, 2013:
Basic loss from continuing operations	$(1,561)	7,476	$(0.21)
Effect of dilutive securities:
Preferred rights	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(1,561)	7,476	$(0.21)
Six months ended June 30, 2012:
Basic loss from continuing operations	$(6,792)	7,056	$(0.97)
Effect of dilutive securities:
Preferred rights	—	—	—
Restricted stock	—	—	—
Stock options	—	—	—
Diluted loss from continuing operations	$(6,792)	7,056	$(0.97)

For the six months ended June 29, 2013, potentially dilutive shares of 105,900 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the loss from continuing operations. For the three and six month periods ended June 30, 2012, potentially dilutive shares of 583,500 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the loss from continuing operations.

Note 6 – Credit Facility

The Company has a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC. The Credit Facility matures on October 28, 2014, and is secured by substantially all assets of the Company and each of its domestic subsidiaries with the exception of internationally held inventory. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

June 29, 2013, borrowing availability under the Credit Facility was approximately $7.2 million, and there were no outstanding borrowings. Borrowing availability is calculated using only certain domestic assets and is net of outstanding letters of credit, which were approximately $4.3 million at June 29, 2013. The Company had approximately $2.5 million of cash at June 29, 2013 that is not included in the availability calculation.

On June 7, 2013, the Company entered into the third amendment “(Amendment”) to the Credit Facility in connection with the disposition of certain assets of scott james. (See Note 9 – Dispositions and Discontinued Operations) The Amendment, among other things, requires that the Company maintain at July 1, 2013 and all times thereafter, excess availability of no less than $5.0 million, and the Company’s fixed charge coverage ratio be at least 1.0 to 1.0 if its liquidity level falls below a predefined level. Had the amendment been in effect at June 29, 2013, the Company’s availability under the credit facility would have been $2.2 million compared to actual availability of $7.2 million.

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

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the Landlord of the New York Office and the receiver of such property appointed in connection with a foreclosure action commenced against Landlord by its lender. The complaint sought (i) a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The Supreme Court action was dismissed on December 16, 2011 without prejudice to renew the action if complete relief is not afforded in the Civil Court of the City of New York (“Court”) action described below.

On February 23, 2011, the Supreme Court appointed Receiver of the subject property commenced a non-payment proceeding in the Court against the Company. The Receiver sought payment of allegedly past due and unpaid rent and additional rent under the New York Lease, totaling $7.1 million. On July 30, 2012, the Court commenced a trial on the matter. The trial was concluded on December 19, 2012 and the respective parties filed post trial briefs and reply briefs with the Court on January 23 and February 5, 2013, respectively. On June 10, 2013, the Court ruled that the Company was entitled to rent abatement for all but approximately $0.2 million of the plaintiff’s claim. Additionally, the Court awarded the Company legal fees and expenses for their defense in this litigation. The Receiver has filed a Notice of Appeal of the Decision, Order and Judgment of the trial court but has not yet perfected that appeal (i.e. filed the record on appeal and appellate brief).  The Notice of Appeal automatically stays any hearing on the amount of legal fees and expenses due and owing to the Company until the appeal either has been decided in the Company’s favor on that issue or the appeal has been dismissed for failure to perfect within the nine month jurisdictional time limit.

The Company previously had accrued approximately $6.3 million for disputed unpaid rent. The Company believes that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the quarter ended June 29, 2013. The related legal expenses were not reversed due to the uncertainty of the separate hearing.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 8 – Taxes

The Company’s provision for income taxes for the quarters ended June 29, 2013 and June 30, 2012 is comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

As of June 29, 2013, the Company has recorded a deferred tax liability of approximately $1.0 million for foreign income tax, which represents a 10% Honduran dividend withholding tax on the undistributed earnings of its Honduran subsidiary. These foreign withholding taxes will generate income tax credits in the U.S. when such amounts are paid, but this tax credit benefit is not currently recognized due to a full valuation allowance on the Company’s deferred tax assets.

As of June 29, 2013, unrecognized tax benefits of approximately $4.6 million, including approximately $2.2 million of accrued interest and penalties, is included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.3 million, including interest and penalties of approximately $0.9 million, due to the expiration of statutes of limitation within the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of June 29, 2013 and June 30, 2012. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized tax expense from continuing operations of $1.3 million or an effective tax rate of 45.2% due to pre-tax income in the three months ended June 29, 2013, and tax expense from continuing operations of $0.2 million or a negative effective tax rate of 14.6% due to losses incurred for the six months ended June 29, 2013. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $0.5 million or an effective tax rate of 18.0% and a tax benefit from continuing operations of $1.3 million or an effective tax rate of 19.6% due to losses incurred in the three and six months ended June 30, 2012, respectively. The effective tax rates vary from the statutory rates due to foreign income taxes, interest and penalties on income tax reserves, losses, and certain non-deductible expenses.

As of December 31, 2012, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $50.3 million expiring from 2019 to 2032. The Company had state net operating loss carryforwards of $71.8 million as of December 31, 2012 expiring from 2013 to 2032. Valuation allowances were established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage. In July 2013, the Company’s Board of Directors, in consultation with management and the Company’s professional advisors, completed an examination of past trading and corporate actions that could affect the Company’s net operating loss carryforwards. As a result of this examination, the Board of Directors determined that on March 7, 2013, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, the Company will be significantly limited in its future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code.

Note 9 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On June 7, 2013, the Company sold assets relating to the scott james clothing brand and line, including trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman.

The purchasers will pay/provide the following to the Company: (i) $846,000 which represents the landed duty paid value of all fall 2013 production commitments, provided that such amounts shall be paid under a three party agreement between the purchaser, Company and Bibby Financial Services (CA), Inc. (“Bibby”), a financial services company that is providing accounts receivable funding to the purchasers, under which purchasers shall irrevocably direct Bibby to pay to Company all amounts that Bibby would otherwise remit or make available to purchaser with respect to the sale of accounts receivables to Bibby in connection with the sale of such fall 2013 productions; (ii) approximately $280,000 representing agreed values for inventory in the Boston and Minneapolis retail locations and certain non-inventory assets, to be paid through a surrender of 50% of retail sales revenues generated from such locations or any other locations that purchasers open, payable monthly; and (iii) $550,000 for the trademark and domain name assets, with $100,000 payable in a lump sum by April 1, 2014 and the remaining $450,000 payable over 54 equal monthly payments of $8,333.33 (beginning July 2013).

The purchasers assumed balance sheet liabilities of the business incurred on and after June 1, 2013, the contracts for the real estate leases in Boston and Minneapolis, liabilities in connection with certain international operations, any liabilities resulting from consignment inventory accounts and certain other liabilities relating to the software and website operations. The Company agreed to provide purchasers with access to and use of the New York showroom used by the business for a fee of $6,000 per month on a month to month basis. The Company will continue to have obligations under the Boston and Minneapolis store leases as a guarantor (and under any other contracts assumed where Company or any of its affiliates have provided a guaranty); the parties have covenanted to use commercially reasonable efforts to replace all such guarantees. The Company was granted a license to use the “sj by scott james” trademark in agreed upon defined channels.

Mr. Kuhlman was the founder of the scott james business, which was acquired by the Company in 2010. Prior to the current transaction, Mr. Kuhlman was employed by the Company as President and Creative Director of the scott james business since 2010. The terms of the transaction, including the consideration, were determined by the parties in arm’s length negotiations. In connection with the agreement, the Company recorded a loss of approximately $0.7 million.

Also included in discontinued operations are of Hampshire Designers and Item-Eyes, two businesses that were sold in separate transactions in 2011.

In accordance with GAAP, these unaudited condensed consolidated financial statements reflect the results of operations and financial position of the aforementioned divisions separately as discontinued operations. The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations at June 29, 2013 and December 31, 2012 were as follows:

(In thousands)	June 29, 2013	December 31, 2012
Trade and other receivables, net	$220	$209
Inventories, net	1,472	2,021
Other current assets	188	255
Assets of discontinued operations	$1,880	$2,485

Accrued expenses and other liabilities	597	476
Liabilities of discontinued operations	$597	$476

The operating results for the discontinued operations for the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$441	$510	$1,448	$1,131

Gross loss	$(987)	$(877)	$(2,019)	$(1,928)

Loss on sale of discontinued operations	$(668)	$—	$(668)	$—

Loss from discontinued operations before income taxes	$(1,655)	$(877)	$(2,687)	$(1,928)
Income tax provision	—	—	—	—
Loss from discontinued operations, net of taxes	$(1,655)	$(877)	$(2,687)	$(1,928)

Note 10 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased at the New York Office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. The Company recorded a loss on lease charge of $6.3 million during 2011, net of the release of deferred rent attributable to the vacant space. In the quarter ended June 29, 2013, the Company recorded an additional $0.5 million loss on lease charge related to the New York Office.

At June 29, 2013, approximately $2.0 million and approximately $4.5 million of deferred loss on lease obligations is included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, of the unaudited condensed consolidated balance sheet. The Company has loss on lease obligations separate from the New York Office lease of approximately $0.4 million and approximately $0.6 million at June 29, 2013 and December 31, 2012, respectively.

A reconciliation of the beginning and ending liability balances for the total loss on lease obligations is shown in the tables below:

	Three Months Ended
	June 29, 2013			June 30, 2012
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$5,915	$433	$6,348	$7,585	$722	$8,307
Costs charged to expense	592	3	595	94	11	105
Costs paid or settled	(412)	(58)	(470)	(388)	(114)	(502)
End of period	$6,095	$378	$6,473	$7,291	$619	$7,910

	Six Months Ended
	June 29, 2013			June 30, 2012
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$6,234	$488	$6,722	$7,871	$826	$8,697
Costs charged to expense	669	11	680	191	21	212
Costs paid or settled	(808)	(121)	(929)	(771)	(228)	(999)
End of period	$6,095	$378	$6,473	$7,291	$619	$7,910

The Company is actively seeking to sublease the New York Office and will vacate space if subleasing opportunities arise. Current market rates are below the rates in the Company’s lease, and subleasing the New York Office, in whole or in part, would likely result in a loss on lease charge material to the financial statements.

Note 11 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 29, 2013, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of June 29, 2013.

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

Also, an additional installment of purchase price which included contingent consideration in the amount of approximately $6.5 million was to be paid to the sellers based on post-closing purchase price adjustments. As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the Rio equity holders a total of $3.0 million of Hampshire Common Stock pursuant to the terms of the merger agreement. The remaining recorded value of the contingent consideration of $3.5 million to be issued in the Company’s stock approximates fair value at June 29, 2013.

On April 5, 2013, the Company and the former Rio equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, approximately $3.0 million of contingent consideration which was originally due to the former Rio equity holders within 10 days of the 18 month anniversary of the closing date will be paid no later than the earlier of August 26, 2014 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382. On July 15, 2013, following an examination of trading activity in the Company’s common stock and certain other corporate actions, the Board determined that on March 7, 2013 the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code. As a result, contingent consideration originally valued at $3.0 million will be issued to the Rio equity holders in the third quarter. The Amendment to the Agreement and Plan of Merger also provides that the release of an additional $0.5 million of consideration, which remains contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership change as defined by Internal Revenue Code Section 382.

Buxbaum Group Agreements

On January 28, 2013, the Company entered into a letter agreement (the “Letter Agreement”) with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”). Pursuant to the Letter Agreement, Buxbaum Group provided certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s Chief Executive Officer, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending (unless extended by mutual agreement) on May 16, 2013 (the “Term”). The agreement was extended until July 16, 2013. Mr. Buxbaum was not entitled to any direct compensation from the Company in respect of his service as its Chief Executive Officer. During the three and six month periods ended June 29, 2013, the Company incurred $225,000 and $412,500, respectively, in advisory consulting services to Buxbaum Group.

On July 18, 2013, the Company entered into a Management Agreement (the “Management Agreement”) with the Buxbaum Group (“Buxbaum Group”) dated as of July 16, 2013. The Management Agreement replaced the Letter Agreement.

Pursuant to the Management Agreement, Mr. Buxbaum will serve as President and Chief Executive Officer of the Company (together with such other position or positions consistent with Mr. Buxbaum’s title as the Board and Mr. Buxbaum agree from time to time) and will have such duties and responsibilities commensurate with such title. If requested, Mr. Buxbaum will serve as Chairman of the Board and a director of the Company and as an officer and/or director of any other member of the Company and its subsidiaries, in each case without additional compensation.

The term of the Management Agreement commenced on July 16, 2013 and, unless terminated sooner as provided in the Management Agreement, will continue during the period ending on the close of business on December 31, 2014. Thereafter, the term will be automatically extended, without further action by the Company or Buxbaum Group, by one additional year, first on the expiration of the initial term, and then on each subsequent anniversary thereafter, unless, not less than 60 days prior to the end of the term (including any extension thereof), either Buxbaum Group or the Company will have notified the other in writing of its intention not to further extend the term. The Management Agreement may be terminated by either party upon ten days notice, or immediately in the event of breach.

The Buxbaum Group will be paid an annual fee of $450,000. In addition, the Buxbaum Group will be eligible to receive an annual incentive fee determined in the sole discretion of the Compensation Committee of the Board and reimbursement for Mr. Buxbaum’s medical insurance benefits. Mr. Buxbaum is entitled to receive such equity awards as the Compensation Committee of the Board may determine in its sole discretion from time to time. On July 17, 2013, Mr. Buxbaum was granted 1,000,000 non-qualified options to purchase the Company’s common stock. See Note 13 – Stock Plan.

The Management Agreement also provides for a non-competition covenant and severance benefits (under certain circumstances) for three months after termination. The Company has a right of first refusal on all commercial and investment opportunities or offers presented or otherwise made available to Buxbaum Group or Mr. Buxbaum at any time during the term which relate to the business of the Company.

The Company will provide coverage to Mr. Buxbaum in his capacity as a director and officer under the Company’s directors and officers’ liability insurance policy. The Company will use its commercially reasonable efforts to have Buxbaum Group named as an insured under the policy.

The Company sold certain assets related to the scott james clothing brand and line to a former employee on June 7, 2013. See Note 9 – Dispositions and Discontinued Operations.

Additionally, director fees are not paid to employee directors, and therefore Mr. Buxbaum did not receive any director fees subsequent to the first quarter of 2013.

Note 13 – Stock Plan

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “2009 Plan”) is designed to assist the Company in attracting, retaining, motivating and rewarding key employees, officers, directors and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the Company’s stockholders, though the Company’s stockholder will experience dilution if and when such shares are ultimately issued. The 2009 Plan permits the Company to award eligible persons nonqualified stock options, restricted stock and other stock-based awards.

On July 17, 2013, the Board adopted an amendment to the 2009 Plan to increase the total number of shares of the Company’s common stock available for issuance under the 2009 Plan by 1,000,000 shares. As a result of the amendment, the total number of shares of the Company’s common stock authorized for issuance under the 2009 Plan is 1,880,000 shares.

Compensation expense related to the Company’s equity plans is recorded in Selling, general and administrative expense in the consolidated statement of operations on a straight-line basis over the vesting periods. As a result of the forfeiture of unvested stock options, RSUs and restricted shares, stock based compensation expense of approximately $0 and negative $0.2 million was recorded during the three and six month periods ended June 29, 2013. Stock based compensation expense was approximately $0.1 million for the three and six month periods ended June 30, 2012.

Forfeited Options and Restricted Stock Grants

Separate from the 2009 Plan, the Company granted 100,000 stock options (the “Options”) on May 2, 2011 to the then chief executive officer. The Options would have expired ten years from the grant date and vest ratably over two years following the grant date, subject to the then chief executive officer’s continued service through the applicable vesting dates.  On January 15, 2013, the Company’s then chief executive officer resigned, and the remaining unvested options were forfeited at that time.

The following table summarizes the activity for the three and six months ended June 29, 2013 related to the stock options granted to the chief executive officer separate from the Stock Plan:

	Three and Six Month Periods Ended June 29, 2013
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair-Value
Unvested, beginning of period	33,334	$3.09	$1.92
Granted during the period	—	$—	$—
Vested during the period	—	$—	$—
Canceled , forfeited or expired during the period	(33,334)	$3.09	$1.92
Unvested, end of period	—	$—	$—

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

The following table summarizes the activity for the non-vested RSUs granted on May 2, 2011 for the three and six month periods ended June 29, 2013:

	Three and Six Month Periods Ended June 29, 2013
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

The following table summarizes the activity for the non-vested Restricted Stock granted on August 25, 2011 for the three and six month periods ended June 29, 2013:

	Three and Six Month Periods Ended June 29, 2013
	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	50,000	$2.74
Granted	—	—
Forfeited	(50,000)	2.74
Vested	—	—
Non-vested at end of period	—	$—

Issuance of Stock Options

On July 17, 2013 (the “Date of Grant”), the Compensation Committee of the Board of Directors of the Company granted a total of 1,000,000 non-qualified options (“Options”) to purchase the Company’s common stock to Paul M. Buxbaum, the Company’s President and Chief Executive Officer, under the Company’s 2009 Plan pursuant to an Option Grant Notice and Agreement dated as of July 17, 2013 (the “Option Grant”). The exercise prices of the options under the Option Grant are as follows:

•     250,000 Options have an exercise price of $4.50 per Option;

•     250,000 Options have an exercise price of $6.75 per Option;

•     150,000 Options have an exercise price of $9.00 per Option;

•     125,000 Options have an exercise price of $11.25 per Option;

•     125,000 Options have an exercise price of $13.50 per Option; and

•     100,000 Options have an exercise price of $15.75 per Option.

The Options will expire on June 30, 2023, unless terminated sooner in accordance with the terms of the 2009 Plan. Unless terminated prior to vesting, the Options will vest on the following schedule. For clarity, each group of Options at a common exercise price is referred to herein as an “Option Group.”

●	20% of the Options in each Option Group will vest upon the first anniversary of the Date of Grant;

●

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the second anniversary of the Date of Grant or (ii) the achievement by the Company of at least $5 million of trailing twelve months Adjusted EBITDA;

●

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the third anniversary of the Date of Grant or (ii) the achievement by the Company of at least $7.5 million of trailing twelve months Adjusted EBITDA;

●

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the fourth anniversary of the Date of Grant or (ii) the achievement by the Company of at least $10 million of trailing twelve months Adjusted EBITDA; and

●

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the fifth anniversary of the Date of Grant or (ii) the achievement by the Company of at least $12.5 million of trailing twelve months Adjusted EBITDA.

For purposes of the Option Grant: (i) the phrase “trailing twelve months Adjusted EBITDA” means the (a) earnings before interest taxes depreciation and amortization (“EBITDA”) of the Company less (b) the amount of Acquired Base EBITDA (defined below), in each case, for the twelve full calendar months prior to the date such amount is being measured, as calculated by the Company on a monthly basis and (ii) the phrase “Acquired Base EBITDA” means an amount equal to the aggregate amount of EBITDA of the Company attributable to all businesses acquired by the Company (whether by asset purchase, equity purchase, merger or otherwise), since the Date of Grant, all as determined by the Company.

Note 14 –Severance

During the three and six months ended June 29, 2013, the Company incurred approximately $0.2 million and $0.9 million, respectively, in severance costs. In connection with the resignation of Heath L. Golden, the Company’s former chief executive officer, the Company entered into a separation and release agreement with Mr. Golden that entitled him to separation pay to be paid in several installments through a date no later than May 15, 2013. The entire amount of separation pay of approximately $0.7 million was recorded in the quarter ended March 30, 2013, when the resignation was communicated.

A reconciliation of the beginning and ending liability balances for accrued severance costs included in the Accrued Expenses and Other Liabilities section of the consolidated balance sheet is shown below:

	Periods Ended June 29, 2013
(In thousands)	Three Months	Six Months
Beginning of period	$247	$243
Costs charged to expense	153	895
Costs paid or settled	(322)	(1,060)
End of period	$78	$78

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words are meant to identify such forward looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2012 under Item 1A - Risk Factors and in Part II, Item 1A – Risk Factors in this Form 10-Q, and include the following risk factors:

●	A prolonged period of depressed consumer spending;
●	Use of foreign suppliers for raw materials and manufacture of our products including a manufacturing facility based in Honduras;
●	Lack of an established public trading market for our common stock;
●	Decreases in business from or the loss of any one of our key customers;
●	Financial instability experienced by our customers;
●	Chargebacks and margin support payments;
●	Loss of or inability to renew certain licenses;
●	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
●	Failure of our manufacturers to use acceptable ethical business practices;
●	Failure to deliver quality products in a timely manner;
●	Problems with our distribution system and our ability to deliver products;
●	Labor disruptions at ports, our suppliers, manufacturers or distribution facilities;
●	Failure, inadequacy, interruption or security lapse of our information technology;
●	Failure to compete successfully in a highly competitive and fragmented industry;
●	Challenges integrating any business we have acquired or may acquire;
●	Potential impairment of acquired intangible assets;
●	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
●	Significant adverse changes to international trade regulations;
●	Loss of certain key personnel which could negatively impact our ability to manage our business;
●	Our stockholders’ rights plan potentially adversely affecting existing stockholders;
●	Risks related to the global economic, political and social conditions;
●	Fluctuation in the price of raw materials adversely affecting our results of operations;
●	Energy and fuel costs are subject to adverse fluctuations and volatility;
●	Potential restrictions in our ability to borrow under our revolving credit facility; and
●	Our ability to structure our current or future credit facility to maximize our borrowing capacity.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

OVERVIEW

Hampshire Group, Limited is a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc. and Rio Garment S.A. We were established in 1976 and are incorporated in the state of Delaware.

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

DISPOSITION OF SCOTT JAMES ASSETS

On June 7, 2013, we sold assets relating to the scott james clothing brand and line, including trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman.

Mr. Kuhlman was the founder of the scott james business, which we acquired in 2010. Prior to the current transaction, Mr. Kuhlman was employed by us as President and Creative Director of the scott james business since 2010. The terms of the transaction, including the consideration, were determined by the parties in arm’s length negotiations.

The purchasers will pay/provide the following to us: (i) $846,000 which represents the landed duty paid value of all fall 2013 production commitments, provided that such amounts shall be paid under a three party agreement between the purchaser, us and Bibby Financial Services (CA), Inc. (“Bibby”), a financial services company that is providing accounts receivable funding to the purchasers, under which purchaser shall irrevocably direct Bibby to pay to us all amounts that Bibby would otherwise remit or make available to purchaser with respect to the sale of accounts receivables to Bibby in connection with the sale of such fall 2013 productions; (ii) approximately $280,000 representing agreed values for inventory in the Boston and Minneapolis retail locations and certain non-inventory assets, to be paid through a surrender of 50% of retail sales revenues generated from such locations or any other locations that purchasers open, payable monthly; and (iii) $550,000 for the trademark and domain name assets, with $100,000 payable in a lump sum by April 1, 2014 and the remaining $450,000 payable over 54 equal monthly payments of $8,333.33 (beginning July 2013).

The purchasers assumed balance sheet liabilities of the business incurred on and after June 1, 2013, the contracts for the real estate leases in Boston and Minneapolis, liabilities in connection with certain international operations, any liabilities resulting from the consignment inventory accounts and certain other liabilities relating to the software and website operations. We will provide purchasers with access to and use of the New York showroom used by the business for a fee of $6,000 per month on a month to month basis. We will continue to have obligations under the Boston and Minneapolis store leases as a guarantor (and under any other contracts assumed where we or any of its affiliates have provided a guaranty); the parties have covenanted to use commercially reasonable efforts to replace all such guarantees. We were granted a license to use the “sj by scott james” trademark in agreed upon defined channels.

In connection with the agreement, we recorded a loss of approximately $0.7 million. (See Note 9 – Dispositions and Discontinued Operations to the financial statements.)

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended June 29, 2013 and June 30, 2012

Net Sales

Net sales increased by 48.2% to $26.1million for the three months ended June 29, 2013 from $17.6 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2012
Net sales quarter ended June 30, 2012	$17,639	100.0%
Volume	5,137	29.2%
Average net selling prices	3,360	19.0%
Net sales quarter ended June 29, 2013	$26,136	148.2%

The $8.5 million increase in net sales over the same period last year was due to an increase in net sales of Hampshire Brands. The increase in net sales for Hampshire Brands was primarily due to a significant increase in volume of sales resulting from its new licensing arrangements with Dockers®, for a tops offering, and with Panama Jack®, which more than offset sales from certain brands we no longer carry that were offered in 2012. Sales from our Rio Garment division were up slightly compared to the same period last year. Although not as significant as in prior years, our business maintains a high degree of seasonality and we expect a significant portion of our net sales to occur in the third and fourth quarters of 2013.

Gross Profit
Gross profit for the three months ended June 29, 2013 was $5.3 million compared to gross profit of $4.1 million for the same period last year, which, as a percentage of net sales, represented a decrease from 23.5% to 20.4%. The decrease as a percentage of net sales for the three months ended June 29, 2013 as compared to the same period in the prior year was primarily due to a higher mix of Hampshire Brands products, which had a lower gross profit percentage.

In addition, cost of goods sold increased to $20.8 million for the three months ended June 29, 2013 from $13.5 million for the three months ended June 30, 2012. The increase in cost of goods sold was primarily due to a volume driven increase at Hampshire Brands as a result of the Dockers® and Panama Jack® licensing arrangements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 29, 2013 was $8.5 million compared to $6.9 million for the same period last year, which, as a percentage of net sales, represented a decrease from 39.1% to32.4%. The $1.6 million year-over-year increase in SG&A was primarily the result of a $0.5 million lease charge related to the New York Office and higher freight and warehouse charges in the current year quarter as compared to the same period in the prior year.

Lease Litigation Settlement

The Company had accrued approximately $6.3 million for disputed unpaid rent for its New York Office in connection with the litigation. On June 10, 2013, the Civil Court of the City of New York ruled that we were entitled to rent abatement for all but $0.2 million of the unpaid rent. Additionally, the Court awarded our legal fees and expenses for our defense in this litigation. We believe that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the quarter ended June 29, 2013. (See Item1. Financial Statements, Note 7 – Commitments and Contingencies)

Income Taxes
Our provision for income taxes for the quarters ended June 29, 2013 and June 30, 2012 was comprised mostly of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized tax expense from continuing operations of $1.3 million or an effective tax rate of 45.2% on income in the three months ended June 29, 2013. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $0.5 million or an effective tax rate of 18.0% due to losses incurred in the three month period ended June 30, 2012. The effective tax rates vary from the statutory rates due to foreign income taxes, interest and penalties on income tax reserves, losses, and certain non-deductible expenses.

In July 2013, our Board of Directors, in consultation with management and our professional advisors, completed an examination of past trading and corporate actions that could affect our net operating loss carryforwards. As a result of this examination, the Board of Directors determined that on March 7, 2013, we underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, we will be significantly limited in our future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. (See Item 1. Financial Statements, Note 8 – Taxes)

Year to Date Comparison – Six Months Ended June 29, 2013 and June 30, 2012

Net Sales

Net sales increased by 13.7% to $45.1 million for the six months ended June 29, 2013 from $39.6 million for the same period last year. The reconciliation of net sales is outlined in the table below:

	Quarterly Rate/Volume
(Dollars in thousands)	Dollars	Percentage of 2012
Net sales quarter ended June 30, 2012	$39,610	100.0%
Volume	200	0.5%
Average net selling prices	5,240	13.2%
Net sales quarter ended June 29, 2013	$45,050	113.7%

The $5.4 million increase in net sales over the same period last year was due to an increase in net sales of Hampshire Brands. The increase in net sales for Hampshire Brands was primarily due to a significant increase in volume of sales resulting from its new licensing arrangements with Dockers®, for a tops offering, and with Panama Jack®, which more than offset a $4.6 million decline in sales from our Rio Garment division related to fewer units sold in 2013 as compared to the same period last year.

Gross Profit
Gross profit for the six months ended June 29, 2013 was $8.7 million compared to gross profit of $7.9 million for the same period last year, which, as a percentage of net sales, represented a decrease from 20.0% to 19.3%. The decrease as a percentage of net sales for the six months ended June 29, 2013 as compared to the same period in the prior year was primarily due to a higher mix of Hampshire Brands products, which had a lower gross profit percentage.

In addition, cost of goods sold increased to $36.3 million for the six months ended June 29, 2013 from $31.7 million for the six months ended June 30, 2012. The increase in cost of goods sold was primarily due to a volume driven increase at Hampshire Brands as a result of the Dockers® and Panama Jack® licensing arrangements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 29, 2013 was $16.0 million compared to $14.5 million for the same period last year, which, as a percentage of net sales, represented a decrease from 36.6% to 35.5%. The $1.5 million year-over-year increase in SG&A was primarily the result of approximately $0.7 million in severance costs related to the resignation of Heath L. Golden, the Company’s former chief executive officer, a $0.5 million lease charge related to the New York Office and higher freight and warehouse charges in the current year quarter as compared to the same period in the prior year.

Lease Litigation Settlement

The Company had accrued approximately $6.3 million for disputed unpaid rent for its New York Office in connection with the litigation. On June 10, 2013, the Civil Court of the City of New York ruled that we were entitled to rent abatement for all but $0.2 million of the unpaid rent. Additionally, the Court awarded our legal fees and expenses for our defense in this litigation. We believe that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the quarter ended June 29, 2013. (See Item1. Financial Statements, Note 7 – Commitments and Contingencies)

Income Taxes
Our provision for income taxes for the six months ended June 29, 2013 and June 30, 2012 was comprised mostly of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized tax expense from continuing operations of $0.2 million or a negative effective tax rate of 14.6% due to losses incurred for the six months ended June 29, 2013. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.3 million or an effective tax rate of 19.6% due to losses incurred in the six months ended June 30, 2012. The effective tax rates vary from the statutory rates due to foreign income taxes, interest and penalties on income tax reserves, losses, and certain non-deductible expenses.

In July 2013, our Board of Directors, in consultation with management and our professional advisors, completed an examination of past trading and corporate actions that could affect our net operating loss carryforwards. As a result of this examination, the Board of Directors determined that on March 7, 2013, we underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, we will be significantly limited in our future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. (See Item 1. Financial Statements, Note 8 – Taxes)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. During the past two years we have expanded the conversion cycle in our manufacturing processes and have more working capital in raw materials inventory. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

We have a $50.0 million asset based revolving credit facility, (referred to as the “Credit Facility”) with Wells Fargo Capital Finance, LLC. The Credit Facility matures on October 28, 2014, and is secured by substantially all of our assets and those of our domestic subsidiaries with the exception of internationally held inventory. The Credit Facility is designed to provide working capital and letters of credit that will be used primarily for the purchase and importation of inventory and for general corporate purposes.

At June 29, 2013, borrowing availability under the Credit Facility was approximately $7.2 million, and there were no outstanding borrowings. The highest level of borrowings outstanding during the first six months of 2013 was less than $1.0 million. Borrowing availability is calculated using only certain domestic assets and is net of outstanding letters of credit, which were approximately $4.3 million at June 29, 2013. The Company had approximately $2.5 million of cash and cash equivalents at June 29, 2013 that is not included in the availability calculation.

On June 7, 2013, we entered into the third amendment “(Amendment”) to the Credit Facility in connection with the disposition of certain assets of scott james. The Amendment, among other things, requires that we maintain at July 1, 2013 and all times thereafter, excess availability of no less than $5.0 million, and our fixed charge coverage ratio be at least 1.0 to 1.0 if our liquidity level falls below a predefined level. Had the amendment been in effect at June 29, 2013, our availability under the credit facility would have been $2.2 million compared to actual availability of $7.2 million.

We are currently evaluating our financing requirements in order to maximize our ability to borrow against our assets in Honduras. However, we believe that cash on hand, borrowings available to us under the existing Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months if we are unable to obtain or restructure our credit facility to allow for borrowings against our assets in Honduras.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2012. See Item 1. Financial Statements Note 1 – Basis for Presentation regarding Recent Accounting Pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first six months of fiscal year 2013, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the Credit Facility) would have had no material effect in the six months ended June 29, 2013 due to the short term nature of borrowings on our Credit Facility during these periods.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that were in place as of June 29, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES COMMON STOCK, $0.10 PAR VALUE
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 31, 2013 – April 4, 2013	—	$—	—	—
April 5, 2013 – June 1, 2013	—	—	—	—
June 2, 2013 – June 29, 2013	—	—	—	—
Total	—	—	—	—

Item 5.    Other Information.

On June 7, 2013, the Company entered into the Third Amendment to Credit Agreement, Amendment to Other Loan Documents and Consent and Waiver (“Amendment”) with Wells Fargo Capital Finance, LLC in connection with the disposition of certain assets of scott james. The Amendment amends the Credit Agreement, dated as of October 28, 2010, with Wells Fargo Capital Finance, LLC. The Amendment, among other things, requires that the Company maintain at July 1, 2013 and at all times thereafter, excess availability of no less than $5.0 million, and the Company’s fixed charge coverage ratio be at least 1.0 to 1.0 if its liquidity level falls below a predefined level.

The description of the Amendment is qualified by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.    Exhibits.

(a)	The following exhibits are filed as part of this Report:

2.1

Asset Purchase Agreement, dated as of June 7, 2013, by and among Hampshire Group, Limited, Scott James Company, LLC, SJ Trademark, LLC and Scott Kuhlman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2013).

10.1	Third Amendment to Credit Agreement, Amendment to Other Loan Documents and Consent and Waiver dated June 7, 2013 with Wells Fargo Capital Finance, LLC. (filed herewith).

10.2

Separation, Consulting and Release Agreement, dated as of January 18, 2013, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2013).

10.3

Letter Agreement, dated as of January 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 1, 2013).

10.4

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of March 7, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2013).

10.5

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of April 5, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.6

Amended and Restated Voting Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, BGY II, LLC, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.7

Letter Agreement Amendment to the Stockholder Rights Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.8

Indemnification Agreement, dated as of April 23, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Bobby Melnick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.9

Indemnification Agreement, dated as of April 24, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Frank Tworecke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.10

Letter Agreement, dated as of May 15, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.11

Employment Agreement, dated as of May 20, 2013, by and between Hampshire Group, Limited and Trey A. Darwin (incorporated by reference to Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.12

Letter Agreement, dated as of May 31, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2013).

10.13

Letter Agreement, dated June 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.14

Amendment Number 1 to the Hampshire Group, Limited 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.15

Option Grant Notice and Agreement dated as of July 17, 2016 between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.16

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group, and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.17

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

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

101

The following materials from our Quarterly Report on Form 10-Q for the six months ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 29, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 29, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS** XBRL Instance

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

Hampshire Group, Limited

Date: August 13, 2013	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Trey A. Darwin
Trey A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer)

 INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1

Asset Purchase Agreement, dated as of June 7, 2013, by and among Hampshire Group, Limited, Scott James Company, LLC, SJ Trademark, LLC and Scott Kuhlman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2013).

10.1	Third Amendment to Credit Agreement, Amendment to Other Loan Documents and Consent and Waiver dated June 7, 2013 with Wells Fargo Capital Finance, LLC. (filed herewith).

10.2

Separation, Consulting and Release Agreement, dated as of January 18, 2013, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2013).

10.3

Letter Agreement, dated as of January 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 1, 2013).

10.4

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of March 7, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2013).

10.5

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of April 5, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.6

Amended and Restated Voting Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, BGY II, LLC, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.7

Letter Agreement Amendment to the Stockholder Rights Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.8

Indemnification Agreement, dated as of April 23, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Bobby Melnick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.9

Indemnification Agreement, dated as of April 24, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Frank Tworecke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.10

Letter Agreement, dated as of May 15, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.11

Employment Agreement, dated as of May 20, 2013, by and between Hampshire Group, Limited and Trey A. Darwin (incorporated by reference to Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.12

Letter Agreement, dated as of May 31, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2013).

10.13

Letter Agreement, dated June 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.14

Amendment Number 1 to the Hampshire Group, Limited 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.15

Option Grant Notice and Agreement dated as of July 17, 2016 between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.16

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group, and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.17

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

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

101                 The following materials from our Quarterly Report on Form 10-Q for the six months ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 29, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

101.INS** XBRL Instance

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