Form 10-Q
period 2013-09-28
HAMPSHIRE GROUP LTD
filed 2013-11-12
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of October 31, 2013: 8,452,657

HAMPSHIRE GROUP, LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 28, 2013

 i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as those made in other filings with the SEC.

Forward-looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited

Unaudited Consolidated Balance Sheets

(In thousands, except par value and shares)	September 28, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$1,998	$12,500
Accounts receivable, net	14,910	8,124
Other receivables	196	262
Inventories, net	32,184	20,174
Other current assets	8,075	2,876
Assets of discontinued operations	1,266	2,485
Total current assets	58,629	46,421
Fixed assets, net	7,071	7,967
Goodwill	2,559	2,559
Intangible assets, net	13,467	14,624
Other assets	954	637
Total assets	$82,680	$72,208

Current liabilities:
Borrowings under credit facility	$13,395	$—
Accounts payable	12,911	5,680
Accrued expenses and other liabilities	6,975	15,495
Liabilities of discontinued operations	487	476
Total current liabilities	33,768	21,651
Long-term debt	3,000	—
Other long-term liabilities	14,158	16,218
Total liabilities	50,926	37,869

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized as of both September 28, 2013 and December 31, 2012; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized as of both September 28, 2013 and December 31, 2012; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,203,213 and 8,243,784 shares issued as of September 28, 2013 and December 31, 2012, respectively	920	824
Additional paid-in capital	41,051	37,554
(Deficit) retained earnings	(4,708)	1,211
Treasury stock, 759,015 and 725,881 shares at cost as of September 28, 2013 and December 31, 2012, respectively	(5,509)	(5,250)
Total stockholders’ equity	31,754	34,339
Total liabilities and stockholders’ equity	$82,680	$72,208

See accompanying notes to the unaudited consolidated financial statements.

Hampshire Group, Limited

Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$25,025	$35,116	$70,075	$74,726
Cost of goods sold	19,631	28,145	55,971	59,825
Gross profit	5,394	6,971	14,104	14,901
Selling, general and administrative expenses	8,068	7,258	24,064	21,747
Lease litigation settlement (Note 6)	—	—	(6,113)	—
Loss from operations	(2,674)	(287)	(3,847)	(6,846)
Other income (expense):
Interest income	—	1	1	2
Interest expense	(139)	(167)	(318)	(330)
Other, net	126	147	180	168
Loss from continuing operations before income taxes	(2,687)	(306)	(3,984)	(7,006)
Income tax (benefit) provision	(1,289)	10	(1,025)	102
Loss from continuing operations	(1,398)	(316)	(2,959)	(7,108)
Loss from discontinued operations, net of taxes	(519)	(1,206)	(3,206)	(3,134)
Net loss	$(1,917)	$(1,522)	$(6,165)	$(10,242)

Basic loss per share:
Loss from continuing operations	$(0.18)	$(0.04)	$(0.39)	$(0.99)
Loss from discontinued operations, net of taxes	(0.07)	(0.16)	(0.43)	(0.43)
Net loss	$(0.25)	$(0.20)	$(0.82)	$(1.42)
Diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.04)	$(0.39)	$(0.99)
Loss from discontinued operations, net of taxes	(0.07)	(0.16)	(0.43)	(0.43)
Net loss	$(0.25)	$(0.20)	$(0.82)	$(1.42)

Weighted-average number of common shares outstanding:
Basic	7,738	7,451	7,564	7,190
Diluted	7,738	7,451	7,564	7,190

See accompanying notes to the unaudited consolidated financial statements.

Hampshire Group, Limited

Unaudited Consolidated Statement of Stockholders’ Equity

(In thousands, except shares)	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-In Capital	Earnings (Deficit)	Shares	Amount	Stockholders’ Equity

Balance as of December 31, 2012	8,243,784	$824	$37,554	$1,211	725,881	$(5,250)	$34,339
Net loss	—	—	—	(6,165)	—	—	(6,165)
Issuance of common stock for acquisition’s contingent consideration	959,429	96	3,404	—	—	—	3,500
Stock-based compensation, net of forfeitures	—	—	93	368	50,000	(368)	93
Net exercise of stock options	—	—	—	(122)	(16,866)	109	(13)
Balance as of September 28, 2013	9,203,213	$920	$41,051	$(4,708)	759,015	$(5,509)	$31,754

See accompanying notes to the unaudited consolidated financial statements.

Hampshire Group, Limited

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(6,165)	$(10,242)
Less: Loss from discontinued operations, net of taxes	(3,206)	(3,134)
Loss from continuing operations	(2,959)	(7,108)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,759	2,819
Stock-based compensation	93	567
Deferred income taxes	182	—
Loss on disposal of fixed assets	201	2
Changes in operating assets and liabilities:
Receivables, net	(6,720)	(8,430)
Inventories, net	(12,010)	(18,643)
Other assets	(5,645)	(861)
Liabilities	415	(990)
Net cash used in continuing operating activities	(23,684)	(32,644)
Net cash used in discontinued operations	(2,200)	(4,256)
Net cash used in operating activities	(25,884)	(36,900)

Cash flows from investing activities:
Capital expenditures	(567)	(714)
Proceeds from sale of business	224	—
Net cash used in investing activities	(343)	(714)

Cash flows from financing activities:
Proceeds from term loan financing	3,000	—
Proceeds from lines of credit	37,986	20,572
Repayments of lines of credit	(24,591)	(6,486)
Payments of credit facility fees	(657)	—
Net exercise of stock options	(13)	—
Purchase of treasury stock	—	(13)
Repayment of long-term debt	—	(31)
Net cash provided by financing activities	15,725	14,042
Net decrease in cash and cash equivalents	(10,502)	(23,572)
Cash and cash equivalents at beginning of period	12,500	25,801
Cash and cash equivalents at end of period	$1,998	$2,229

Supplemental disclosure of cash flow information:
Non-cash restricted stock forfeitures	$368	$3,472
Non-cash issuance of stock for acquisition’s contingent consideration	$3,500	$2,968
Non-cash issuance of treasury stock for employee grant	$—	$245

See accompanying notes to the unaudited consolidated financial statements.

 Hampshire Group, Limited

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2013, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions. In addition, the Company’s revenues are subject to the seasonality of the apparel industry, which may result in fluctuations in financial results for interim periods.

Discontinued Operations

On June 7, 2013, the Company sold certain assets of the scott james clothing brand and line. In 2011, the Company sold certain assets of its women’s businesses, Hampshire Designers, Inc. (“Hampshire Designers”) and Item-Eyes, Inc. (“Item-Eyes”). In accordance with GAAP, the financial position and results of operations of these businesses have been presented as discontinued operations. See Note 8 – Dispositions and Discontinued Operations.

Recent Accounting Standards

No new accounting pronouncements, issued or effective during 2013, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 – Goodwill and Intangible Assets

The following table highlights the Company’s intangible assets as of September 28, 2013 and December 31, 2012:

	September 28, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets not subject to amortization:
Goodwill	$2,559	—	$2,559	$2,559	—	$2,559

Intangible assets subject to amortization:
Customer relationships	$16,441	$(3,114)	$13,327	$16,441	$(1,993)	$14,448
Non-compete agreement	240	(100)	140	240	(64)	176
Total	$16,681	$(3,214)	$13,467	$16,681	$(2,057)	$14,624

Intangible asset amortization expense was $386,000 and $1,157,000 for the three and nine months ended September 28, 2013, respectively, and $391,000 and $1,171,000 for the three and nine months ended September 29, 2012, respectively.

Note 3 – Inventories, Net

Inventories, net as of September 28, 2013 and December 31, 2012 consisted of the following:

(In thousands)	September 28, 2013	December 31, 2012
Finished goods	$18,573	$5,974
Work in process	3,227	3,478
Raw materials and supplies	10,384	10,722
Inventories, net	$32,184	$20,174

Note 4 – Loss Per Share

No adjustments to loss from continuing operations were necessary to calculate basic and diluted net loss per share from continuing operations for all periods presented.

For the three and nine months ended September 28, 2013, options to purchase 1,438,875 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations. For the three and nine months ended September 29, 2012, options to purchase 581,000 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations.

Note 5 – Credit Facility

On September 26, 2013, the Company and its subsidiaries, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC (collectively, the “Subsidiaries” and with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Salus Capital Partners, LLC (the “Lender”) providing for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit) and (ii) a $3.0 million term loan. At the request of the Company, availability under the revolving credit facility can be increased by up to an additional $20.0 million (for a total availability under the revolving credit facility of $47.0 million), subject to the satisfaction of certain conditions. Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement (including a $3.5 million availability block). This facility replaces the Company’s prior credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”).

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries owned by the Company. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on September 26, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of September 28, 2013, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

No principal payments are required under the term loan. All remaining principal and accrued interest is payable on the termination of the Credit Agreement. The Borrowers are also required to use the net cash proceeds of certain asset sales, insurance proceeds, sales of equity securities or incurrence of debt to prepay the loan.

Proceeds from the term loan and initial borrowings on the revolving credit facility were used to repay amounts owed under the prior Well Fargo credit facility of approximately $15.3 million, to pay transaction expenses and for working capital. The amount repaid to Wells Fargo under the prior credit facility included approximately $4.0 million to collateralize letters of credit and was recorded in Other current assets in the unaudited consolidated balance sheet as of September 28, 2013.

As of September 28, 2013, the Company had outstanding borrowings of $3.0 million on the term loan and $13.4 million on the revolving credit facility and had no letters of credit outstanding under the Credit Agreement. As of September 28, 2013, the Company had approximately $7.6 million of availability under the revolving credit facility.

The Credit Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. The Borrowers are not subject to any financial covenants under the Credit Agreement except that, in the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers will be required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement.

As of September 28, 2013, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

In connection with entering into the Credit Agreement, during the three months ended September 28, 2013, the Company incurred fees of approximately $657,000 (including a Lender origination fee of $420,000), which were recorded as deferred financing costs in Other assets in the unaudited consolidated balance sheet as of September 28, 2013 and will be amortized over the term of the facility.

Note 6 – Commitments and Contingencies

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

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the Landlord of the New York Office and the receiver of such property appointed in connection with a foreclosure action commenced against Landlord by its lender. The complaint sought (i) a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the Landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The Supreme Court action was dismissed on December 16, 2011 without prejudice to renew the action if complete relief is not afforded in the Civil Court of the City of New York (the “Court”) action described below.

On February 23, 2011, the Supreme Court appointed Receiver of the subject property commenced a non-payment proceeding in the Court against the Company. The Receiver sought payment of allegedly past due and unpaid rent and additional rent under the New York Lease, totaling $7.1 million. On July 30, 2012, the Court commenced a trial on the matter. The trial was concluded on December 19, 2012 and the respective parties filed post trial briefs and reply briefs with the Court on January 23, 2013 and February 5, 2013, respectively. On June 10, 2013, the Court ruled that the Company was entitled to rent abatement for all but approximately $0.2 million of the plaintiff’s claim. Additionally, the Court awarded the Company legal fees and expenses for their defense in this litigation. The Receiver has filed a Notice of Appeal of the Decision, Order and Judgment of the trial court but has not yet perfected that appeal (i.e. filed the record on appeal and appellate brief). The Notice of Appeal automatically stays any hearing on the amount of legal fees and expenses due and owing to the Company until the appeal either has been decided in the Company’s favor on that issue or the appeal has been dismissed for failure to perfect within the nine month jurisdictional time limit.

The Company previously had accrued approximately $6.3 million for disputed unpaid rent. Based on information obtained from its counsel, the Company believes that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the second quarter of 2013, which is reflected in Lease litigation settlement in the unaudited consolidated statements of operations. The related legal expenses were not reversed due to the uncertainty of the separate hearing.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 7 – Taxes

The Company’s income tax benefit for the quarter ended September 28, 2013 is comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by additional income tax reserves, foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves. The Company’s provision for income taxes for the quarter ended September 29, 2012 is comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

As of September 28, 2013, the Company has recorded a deferred tax liability of approximately $1.1 million for foreign income tax, which represents a 10% Honduran dividend withholding tax on the undistributed earnings of its Honduran subsidiary. These foreign withholding taxes will generate income tax credits in the U.S. when such amounts are paid, but this tax credit benefit is not currently recognized due to a full valuation allowance on the Company’s deferred tax assets.

As of September 28, 2013, unrecognized tax benefits of approximately $3.2 million, including approximately $1.4 million of accrued interest and penalties, is included in Other long-term liabilities in the unaudited consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will increase by approximately $0.1 million within the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of September 28, 2013 and September 29, 2012. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $1.7 million, or an effective tax rate of 62.1%, and a tax benefit from continuing operations of $1.5 million, or an effective tax rate of 37.1%, due to losses incurred in the three and nine months ended September 28, 2013, respectively. Excluding the valuation allowances on net deferred tax assets, the Company would have recognized a tax benefit from continuing operations of $0.9 million, or an effective tax rate of 291.5%, and a tax benefit from continuing operations of $2.2 million, or an effective tax rate of 31.5%, due to losses incurred in the three and nine months ended September 29, 2012, respectively. The effective tax rates vary from the statutory rates due to changes in unrecognized tax benefits, foreign income taxes, and certain non-deductible expenses.

As of December 31, 2012, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $42.5 million expiring from 2019 to 2032. The Company had state net operating loss carryforwards of $63.9 million as of December 31, 2012 expiring from 2013 to 2032. Valuation allowances were established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage. In July 2013, the Board, in consultation with management and the Company’s professional advisors, completed an examination of past trading and corporate actions that could affect the Company’s net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, the Company will be significantly limited in its future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. Currently, the Company estimates the annual federal and state Section 382 loss limitations to be $0.6 million and $0.7 million, respectively. Based on this annual limitation, the Company estimates the federal and state net operating loss carryforwards that were generated prior to the ownership change under Section 382 that remain available for the Company's use to be approximately $12.1 million and $12.9 million, respectively.

Note 8 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, the Company has disposed and discontinued operations of certain divisions as outlined below.

On June 7, 2013, the Company sold its assets relating to the scott james clothing brand and line, including the trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman. Mr. Kuhlman was the founder of the scott james business, which was acquired by the Company in 2010. Prior to the Company’s sale of the scott james business, Mr. Kuhlman was employed by the Company as President and Creative Director of the scott james business since 2010. The terms of the transaction, including the consideration, were determined by the parties in arm’s length negotiations.

Pursuant to the asset purchase agreement, the purchasers are required to pay/provide the following to the Company: (i) $846,000, which represents the landed duty paid value of all fall 2013 production commitments, provided that such amounts shall be paid under a three party agreement between one of the purchasers, the Company and Bibby Financial Services (CA), Inc. (“Bibby”), a financial services company that is providing accounts receivable funding to the purchasers, under which one of the purchasers shall irrevocably direct Bibby to pay to the Company all amounts that Bibby would otherwise remit or make available to the purchaser with respect to the sale of accounts receivable to Bibby in connection with the sale of such fall 2013 production; (ii) approximately $280,000, which represents agreed values for inventory in the Boston and Minneapolis retail locations and certain non-inventory assets, to be paid through a surrender of 50% of retail sales revenues generated from such locations or any other locations that the purchasers open, payable monthly; and (iii) $550,000 for the trademark and domain name assets, with $100,000 payable in a lump sum by April 1, 2014 and the remaining $450,000 payable over 54 equal monthly payments of $8,333.33 beginning July 2013. During both the three and nine months ended September 28, 2013, the Company received payments totaling approximately $224,000 pursuant to the asset purchase agreement.

The purchasers assumed balance sheet liabilities of the scott james business incurred on and after June 1, 2013, the contracts for the real estate leases in Boston and Minneapolis, liabilities in connection with certain international operations, any liabilities resulting from consignment inventory accounts and certain other liabilities relating to the software and website operations. The Company agreed to provide the purchasers with access to and use of the New York showroom used by the business for a fee of $6,000 per month on a month-to-month basis. The Company will continue to have obligations under the Boston and Minneapolis store leases as a guarantor (and under any other contracts assumed where the Company or any of its affiliates have provided a guaranty); the parties have covenanted to use commercially reasonable efforts to replace all such guarantees. The Company was granted a license to use the “sj by scott james” trademark in agreed upon defined channels.

In connection with the sale of the scott james business, the Company recorded a loss of approximately $0.6 million during the nine months ended September 28, 2013.

Also included in discontinued operations are Hampshire Designers and Item-Eyes, two businesses that were sold in separate transactions in 2011.

In accordance with GAAP, these unaudited consolidated financial statements reflect the results of operations and financial position of the aforementioned divisions separately as discontinued operations. The assets and liabilities of the discontinued operations are included in Assets of discontinued operations and Liabilities of discontinued operations, respectively, in the unaudited consolidated balance sheets. The underlying assets and liabilities of the discontinued operations as of September 28, 2013 and December 31, 2012 were as follows:

(In thousands)	September 28, 2013	December 31, 2012
Trade and other receivables, net	$333	$209
Inventories, net	883	2,021
Other current assets	50	255
Assets of discontinued operations	$1,266	$2,485

Accrued expenses and other liabilities	$487	$476
Liabilities of discontinued operations	$487	$476

The operating results for the discontinued operations for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$403	$1,193	$1,851	2,324

Gross loss	(562)	(1,206)	(2,581)	(3,134)

Gain (loss) on sale of discontinued operations	43	—	(625)	—

Loss from discontinued operations before income taxes	(519)	(1,206)	(3,206)	(3,134)
Income tax provision	—	—	—	—
Loss from discontinued operations, net of taxes	$(519)	$(1,206)	$(3,206)	$(3,134)

Note 9 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased at the New York Office. GAAP requires that the fair value of the liability for costs that will continue to be incurred under an operating lease for its remaining term without economic benefit to the entity shall be recognized at the cease-use date based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. During 2011, the Company recorded a loss on lease charge of $6.3 million, net of the release of deferred rent attributable to the vacant space. During the nine months ended September 28, 2013, the Company recorded an additional $0.7 million charge related to the New York Office loss on lease obligation.

As of September 28, 2013 and December 31, 2012, total deferred loss on lease obligations (including other office leases separate from the New York Office lease) of approximately $1.7 million and approximately $2.0 million, respectively, are included in Accrued expenses and other liabilities and approximately $4.4 million and approximately $4.7 million, respectively, are included in Other long-term liabilities in the unaudited consolidated balance sheets.

A reconciliation of the beginning and ending liability balances for the total loss on lease obligations is shown below:

	Three Months Ended
	September 28, 2013			September 29, 2012
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$6,095	$378	$6,473	$7,291	$619	$7,910
Costs charged to expense	75	5	80	(363)	9	(354)
Costs paid or settled	(412)	(76)	(488)	(387)	(70)	(457)
End of period	$5,758	$307	$6,065	$6,541	$558	$7,099

	Nine Months Ended
	September 28, 2013			September 29, 2012
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$6,234	$488	$6,722	$7,871	$826	$8,697
Costs charged to expense	744	16	760	(172)	30	(142)
Costs paid or settled	(1,220)	(197)	(1,417)	(1,158)	(298)	(1,456)
End of period	$5,758	$307	$6,065	$6,541	$558	$7,099

The Company is actively seeking to sublease the New York Office and will vacate space if subleasing opportunities arise. If the Company subleases the New York Office, in whole or in part, at rates that are significantly lower than the estimated sublease rentals assumed in the calculation of the loss on lease obligation liability, it would likely result in an additional loss on lease charge that would be material to the consolidated financial statements.

Note 10 – Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 28, 2013, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

In addition, certain of the Company's non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of September 28, 2013.

Note 11 – Related Party Transactions

Acquisition of Rio

In 2011, the Company, through its wholly-owned subsidiary, RG Merger Sub S.A., completed its acquisition of Rio Garment S. de R.L. (“Rio”) to diversify its distribution channels with vertical specialty stores and improve its growth potential. Upon closing, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, upon the closing, the Company issued to the former Rio equity holders an aggregate of $2.6 million in Hampshire common stock (“Hampshire Common Stock”) and held back an additional $6.5 million of Hampshire Common Stock for potential post-closing purchase price adjustments and indemnification claims.

During 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement. The remaining $1.8 million of the escrowed amount was paid to the equity holders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement.

Also, an additional installment of the purchase price, which included contingent consideration in the amount of approximately $6.5 million, was to be paid to the sellers based on post-closing purchase price adjustments. As a result of Rio’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the Rio equity holders a total of $3.0 million of Hampshire Common Stock pursuant to the terms of the merger agreement.

On April 5, 2013, the Company and the former Rio equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, approximately $3.0 million of contingent consideration, which was originally due to the former Rio equity holders within 10 days of the 18 month anniversary of the closing date, would be paid no later than the earlier of August 26, 2014 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382. The Amendment to the Agreement and Plan of Merger also provided that the release of an additional $0.5 million of consideration, which remained contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership change as defined by Internal Revenue Code Section 382. On July 15, 2013, following an examination of trading activity in the Company’s common stock and certain other corporate actions, the Board determined that on March 7, 2013, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code. As a result, in the third quarter of 2013, the Company issued to a representative of the Rio equity holders a total of $3.5 million of Hampshire Common Stock (959,429 shares) for this contingent consideration.

Buxbaum Group Agreements

On January 28, 2013, the Company entered into a letter agreement (the “Letter Agreement”) with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”). Pursuant to the Letter Agreement, Buxbaum Group provided certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s Chief Executive Officer, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending (unless extended by mutual agreement) on May 16, 2013 (the “Term”). The agreement was extended until July 16, 2013. Mr. Buxbaum was not entitled to any direct compensation from the Company in respect of his service as its Chief Executive Officer. During the nine months ended September 28, 2013, the Company incurred $412,500 in advisory consulting services to Buxbaum Group pursuant to the Letter Agreement.

On July 18, 2013, the Company entered into a Management Agreement (the “Management Agreement”) with Buxbaum Group dated as of July 16, 2013, which replaced the Letter Agreement.

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

The term of the Management Agreement commenced on July 16, 2013 and, unless terminated sooner as provided in the Management Agreement, will continue through the period ending on the close of business on December 31, 2014. Thereafter, the term will be automatically extended, without further action by the Company or Buxbaum Group, by one additional year, first on the expiration of the initial term, and then on each subsequent anniversary thereafter, unless, not less than 60 days prior to the end of the term (including any extension thereof), either Buxbaum Group or the Company will have notified the other in writing of its intention not to further extend the term. The Management Agreement may be terminated by either party upon ten days notice, or immediately in the event of breach.

The Buxbaum Group will be paid an annual fee of $450,000. During both the three and nine months ended September 28, 2013, the Company incurred $112,500 of consulting fees to Buxbaum Group pursuant to the Management Agreement. In addition, the Buxbaum Group will be eligible to receive an annual incentive fee determined in the sole discretion of the Compensation Committee of the Board and reimbursement for Mr. Buxbaum’s medical insurance benefits. Mr. Buxbaum is entitled to receive such equity awards as the Compensation Committee of the Board may determine in its sole discretion from time to time. On July 17, 2013, Mr. Buxbaum was granted 1,000,000 non-qualified options to purchase the Company’s common stock. See Note 12 – Stock Plan.

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

The Company will provide coverage to Mr. Buxbaum in his capacity as a director and officer under the Company’s directors’ and officers’ liability insurance policy. The Company will use its commercially reasonable efforts to have Buxbaum Group named as an insured under the policy.

Mr. Buxbaum did not receive any director fees subsequent to the first quarter of 2013.

Other

The Company sold certain assets related to the scott james clothing brand and line to a former employee on June 7, 2013. See Note 8 – Dispositions and Discontinued Operations.

Note 12 – Stock Plan

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “2009 Plan”) is designed to assist the Company in attracting, retaining, motivating and rewarding key employees, officers, directors and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the Company’s stockholders, though the Company’s stockholders will experience dilution if and when such shares are ultimately issued. The 2009 Plan permits the Company to award eligible persons nonqualified stock options, restricted stock and other stock-based awards.

On July 17, 2013, the Board adopted an amendment to the 2009 Plan to increase the total number of shares of the Company’s common stock available for issuance under the 2009 Plan by 1,000,000 shares. As a result of the amendment, the total number of shares of the Company’s common stock authorized for issuance under the 2009 Plan is 1,880,000 shares.

Compensation expense related to the Company’s equity awards is recorded in Selling, general and administrative expenses in the consolidated statements of operations and is recognized over the requisite service periods using the accelerated attribution method. Stock-based compensation expense was approximately $0.3 million and $0.1 million for the three and nine months ended September 28, 2013, respectively, and approximately $0.1 million and $0.2 million for the three and nine months ended September 29, 2012, respectively. As of September 28, 2013, there was approximately $2.8 million of unrecognized compensation expense related to the Company’s stock awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Issuance of Stock Options

On July 17, 2013 (the “Date of Grant”), the Compensation Committee of the Board granted a total of 1,000,000 non-qualified options (“Options”) to purchase the Company’s common stock to Mr. Buxbaum under the 2009 Plan pursuant to an Option Grant Notice and Agreement dated as of July 17, 2013 (the “Option Grant”). The exercise prices of the options under the Option Grant are as follows:

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

•    20% of the Options in each Option Group will vest upon the first anniversary of the Date of Grant;

•    An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the second anniversary of the Date of Grant or (ii) the achievement by the Company of at least $5 million of trailing twelve months Adjusted EBITDA;

•    An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the third anniversary of the Date of Grant or (ii) the achievement by the Company of at least $7.5 million of trailing twelve months Adjusted EBITDA;

•    An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the fourth anniversary of the Date of Grant or (ii) the achievement by the Company of at least $10 million of trailing twelve months Adjusted EBITDA; and

•    An additional 20% of the Options in each Option Group will vest upon the earlier to occur of (i) the fifth anniversary of the Date of Grant or (ii) the achievement by the Company of at least $12.5 million of trailing twelve months Adjusted EBITDA.

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

During the nine months ended September 28, 2013, the Company also granted 137,250 stock options to certain directors, officers and employees under the 2009 Plan, with a weighted-average exercise price of $3.13. These options expire 10 years from the grant date and vest ratably over a weighted-average requisite service period of approximately four years following the grant dates.

The Company calculated the grant-date fair value of all stock options granted using the Black-Scholes option pricing model, which resulted in a weighted-average grant-date fair value of $2.54. These calculations were based on the following weighted-average assumptions: (1) a risk-free interest rate of 1.6% based on the U.S. Treasury yield curve in effect as of each option’s grant date and with a term approximating the expected life of the options, (2) an expected life of the options of 6.5 years based on the midpoint between the average vesting term and the contractual term, (3) an expected volatility of 75% for the periods of the expected life of the options based on historical volatilities of the Company’s stock price and (4) an expected dividend yield of 0% based on the Company’s historical practice and expected annual dividend.

The following table summarizes the activity for the nine months ended September 28, 2013 for the stock options granted under the 2009 Plan:

	Nine Months Ended September 28, 2013
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	555,250	$2.30
Granted	1,137,250	$8.14
Exercised	(48,188)	$2.05		$71,000
Canceled, forfeited or expired	(205,437)	$2.11
Outstanding at end of period	1,438,875	$6.96	9.51	$645,000
Vested and expected to vest as of September 28, 2013	1,438,875	$6.96	9.51	$645,000
Exercisable at end of period	76,812	$2.47	8.62	$129,000

Forfeited Options and Restricted Stock Grants

Separate from the 2009 Plan, on May 2, 2011, the Company granted 100,000 stock options to the then chief executive officer. The options would have expired 10 years from the grant date and would have vested ratably over two years following the grant date, subject to the then chief executive officer’s continued service through the applicable vesting dates. On January 15, 2013, the Company’s then chief executive officer resigned, and the remaining unvested options were forfeited at that time.

The following table summarizes the activity for the nine months ended September 28, 2013 related to the stock options granted to the former chief executive officer separate from the 2009 Plan:

	Nine Months Ended September 28, 2013
	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	33,334	$3.09
Granted	—	—
Vested	—	—
Forfeited	(33,334)	3.09
Outstanding at end of period	—	$—

On May 2, 2011, the Company also granted 100,000 restricted stock units (“RSUs”) to the then chief executive officer. Each RSU represented the right to receive one share of the Company’s common stock upon settlement. The RSUs would have vested and settled ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates. As previously noted, on January 15, 2013, the Company’s then chief executive officer resigned, and the remaining unvested RSUs were forfeited at that time.

The following table summarizes the activity for the nine months ended September 28, 2013 for the non-vested RSUs granted on May 2, 2011:

	Nine Months Ended September 28, 2013
	RSUs	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of period	33,333	3.09
Granted	—	—
Vested	—	—
Forfeited	(33,333)	3.09
Non-vested at end of period	—	—

On August 25, 2011, the Company granted 150,000 restricted shares of Hampshire Common Stock (the “Restricted Stock”) to the then chief executive officer. The shares of Restricted Stock would have vested ratably over two years following the grant date, subject to the chief executive officer’s continued service through the applicable vesting dates. As noted above, the Company’s then chief executive officer resigned on January 15, 2013 and the remaining unvested restricted shares were forfeited at that time.

The following table summarizes the activity for the nine months ended September 28, 2013 for the non-vested Restricted Stock granted on August 25, 2011:

	Nine Months Ended September 28, 2013
	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of period	50,000	$2.74
Granted	—	—
Vested	—	—
Forfeited	(50,000)	2.74
Non-vested at end of period	—	$—

Note 13 – Severance

During the nine months ended September 28, 2013, the Company incurred approximately $0.9 million in severance costs. In connection with the resignation of the Company’s former chief executive officer, the Company entered into a separation and release agreement with him that entitled him to separation pay to be paid in several installments through a date no later than May 15, 2013. The entire amount of separation pay of approximately $0.7 million was recorded in the quarter ended March 30, 2013, when the resignation was communicated.

A reconciliation of the beginning and ending liability balances for accrued severance costs included in Accrued expenses and other liabilities in the unaudited consolidated balance sheet is shown below:

	Periods Ended September 28, 2013
(In thousands)	Three Months	Nine Months
Beginning of period	$78	$243
Costs charged to expense	27	922
Costs paid or settled	(78)	(1,138)
End of period	$27	$27

Note 14 – Stockholder Rights Plan

On August 13, 2008, the Board adopted a Stockholder Rights Plan (the “Rights Plan”) in which preferred share purchase rights (a “Right”) were distributed as a dividend at the rate of one Right for each outstanding share of common stock as of the close of business on August 25, 2008. There were 5,469,165 outstanding shares of common stock on August 25, 2008, and the Rights extended to shares issued after this date. The Rights expired on August 23, 2013.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed elsewhere in this report. This discussion should be read in conjunction with the discussion of forward-looking statements, the financial statements and the related notes included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Annual Report for the fiscal year ended December 31, 2012 under Item 1A - Risk Factors and in Part II, Item 1A – Risk Factors in this Form 10-Q, and include the following risk factors:

●	A prolonged period of depressed consumer spending;
●	Use of foreign suppliers for raw materials and manufacture of our products including a manufacturing facility based in Honduras;
●	Lack of an established public trading market for our common stock;
●	Decreases in business from or the loss of any one of our key customers;
●	Financial instability experienced by our customers;
●	Chargebacks and margin support payments;
●	Loss of or inability to renew certain licenses;
●	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
●	Failure of our manufacturers to use acceptable ethical business practices;
●	Failure to deliver quality products in a timely manner;
●	Problems with our distribution system and our ability to deliver products;
●	Labor disruptions at ports, our suppliers, manufacturers or distribution facilities;
●	Failure, inadequacy, interruption or security lapse of our information technology;
●	Failure to compete successfully in a highly competitive and fragmented industry;
●	Challenges integrating any business we have acquired or may acquire;
●	Potential impairment of acquired intangible assets;
●	Unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
●	Significant adverse changes to international trade regulations;
●	Loss of certain key personnel which could negatively impact our ability to manage our business;
●	Risks related to the global economic, political and social conditions;
●	Fluctuation in the price of raw materials adversely affecting our results of operations;
●	Energy and fuel costs are subject to adverse fluctuations and volatility;
●	Potential restrictions in our ability to borrow under our revolving credit facility; and
●	Our ability to borrow under or repay our credit facility.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

OVERVIEW

Hampshire Group, Limited is a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc., Hampshire International, LLC and Rio Garment S.A. We were established in 1976 and are incorporated in the state of Delaware.

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

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to maintain a fairly high degree of seasonality with approximately 65% of our sales during 2012 occurring in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue. As a result of our seasonality, a large percentage of our profits have historically been generated in the third and fourth fiscal quarters.

DISPOSITION OF SCOTT JAMES ASSETS

On June 7, 2013, the Company sold its assets relating to the scott james clothing brand and line, including the trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman. Mr. Kuhlman was the founder of the scott james business, which was acquired by the Company in 2010. Prior to the Company’s sale of the scott james business, Mr. Kuhlman was employed by the Company as President and Creative Director of the scott james business since 2010. The terms of the transaction, including the consideration, were determined by the parties in arm’s length negotiations.

In connection with the sale of the scott james business, the Company recorded a loss of approximately $0.6 million during the nine months ended September 28, 2013. For additional information, see Item 1. Financial Statements, Note 8 – Dispositions and Discontinued Operations.

ACQUISITION OF RIO

In the third quarter of 2013, the Company issued 959,429 shares of common stock, representing the final consideration payable in connection with the acquisition of Rio Garment. For additional information, see Item 1. Financial Statements, Note 11 – Related Party Transactions – Acquisition of Rio.

RESULTS OF CONTINUING OPERATIONS

Quarterly Comparison – Three Months Ended September 28, 2013 and September 29, 2012

	Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Net sales	$25,025	$35,116
Gross profit	5,394	6,971
Selling, general and administrative expenses	8,068	7,258
Loss from continuing operations before income taxes	(2,687)	(306)
Income tax (benefit) provision	(1,289)	10
Loss from continuing operations	(1,398)	(316)

Net Sales

Net sales decreased 28.7% to $25.0 million for the three months ended September 28, 2013 from $35.1 million for the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2012
Net sales quarter ended September 29, 2012	$35,116	100.0%
Volume	(6,402)	(18.2)%
Average net selling prices	(3,689)	(10.5)%
Net sales quarter ended September 28, 2013	$25,025	71.3%

The $10.1 million decrease in net sales for the three months ended September 28, 2013 compared to the same period last year was primarily due to a significant decrease in net sales of Hampshire Brands, partially offset by a slight increase in net sales in our Rio Garment division. The decrease in net sales for Hampshire Brands was primarily due to lower volume resulting from the expiration of its licensing agreements with Geoffrey Beene and Joseph Abboud at the end of 2012.

Although not as significant as in prior years, our business is subject to a high degree of seasonality and a significant portion of our net sales typically occurs in the second half of the year.

Gross Profit
Gross profit for the three months ended September 28, 2013 was $5.4 million compared to $7.0 million for the same period last year, which, as a percentage of net sales, represented an increase from 19.9% to 21.6%. The decrease in gross profit was due to the decrease in net sales, partially offset by the increase in gross profit as a percentage of net sales. The improvement in the gross profit margin was primarily due to a sales mix of higher margin items compared to the same period last year. In addition, cost of goods sold decreased to $19.6 million for the three months ended September 28, 2013 from $28.1 million for the same period last year, primarily due to lower volume for Hampshire Brands.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 28, 2013 were $8.1 million compared to $7.3 million for the same period last year, which, as a percentage of net sales, represented an increase from 20.7% to 32.2%. The $0.8 million increase in SG&A expenses compared to the same period last year was primarily the result of higher costs for: (i) rent, primarily due to a one-time credit to rent expense in the same period last year resulting from a reduction in our estimated loss on lease obligation liability related to our New York office and (ii) freight and warehouse charges resulting from higher shipping charges at Rio Garment, which we do not expect to recur.

Income Taxes
Our income tax benefit for the quarter ended September 28, 2013 was comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by additional income tax reserves, foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves. Our provision for income taxes for the quarter ended September 29, 2012 was comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.7 million, or an effective tax rate of 62.1%, due to losses incurred in the three months ended September 28, 2013. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $0.9 million, or an effective tax rate of 291.5%, due to losses incurred in the three months ended September 29, 2012. The effective tax rates vary from the statutory rates due to changes in unrecognized tax benefits, foreign income taxes, and certain non-deductible expenses.

In July 2013, our Board of Directors (the “Board”), in consultation with management and our professional advisors, completed an examination of past trading and corporate actions that could affect our net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013, we underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, we will be significantly limited in our future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. (See Item 1. Financial Statements, Note 7 – Taxes).

Year to Date Comparison – Nine Months Ended September 28, 2013 and September 29, 2012

	Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Net sales	$70,075	$74,726
Gross profit	14,104	14,901
Selling, general and administrative expenses	24,064	21,747
Lease litigation settlement	(6,113)	—
Loss from continuing operations before income taxes	(3,984)	(7,006)
Income tax (benefit) provision	(1,025)	102
Loss from continuing operations	(2,959)	(7,108)

Net Sales

Net sales decreased 6.2% to $70.1 million for the nine months ended September 28, 2013 from $74.7 million for the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2012
Net sales period ended September 29, 2012	$74,726	100.0%
Volume	(4,390)	(5.9)%
Average net selling prices	(261)	(0.3)%
Net sales period ended September 28, 2013	$70,075	93.8%

The $4.7 million decrease in net sales for the nine months ended September 28, 2013 compared to the same period last year was due to a decrease in net sales of both Hampshire Brands and our Rio Garment division. The decrease in net sales for Hampshire Brands was primarily due to lower selling prices, partially offset by higher volume resulting from new licensing arrangements with Dockers® for a tops offering and with Panama Jack®. The decrease in net sales for our Rio Garment division was primarily due to lower volume resulting from the timing of seasonal sales, partially offset by higher selling prices.

Gross Profit
Gross profit for the nine months ended September 28, 2013 was $14.1 million compared to $14.9 million for the same period last year, which, as a percentage of net sales, represented an increase from 19.9% to 20.1%. The decrease in gross profit was due to the decrease in net sales, partially offset by the increase in gross profit as a percentage of net sales. The improvement in the gross profit margin was primarily due to an increase in the gross profit margin of Hampshire Brands products. In addition, cost of goods sold decreased to $56.0 million for the nine months ended September 28, 2013 from $59.8 million for the same period last year. The decrease in cost of goods sold was primarily due to lower cost of products sold at Hampshire Brands and lower sales volume for our Rio Garment division.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 28, 2013 were $24.1 million compared to $21.7 million for the same period last year, which, as a percentage of net sales, represented an increase from 29.1% to 34.3%. The $2.4 million increase in SG&A expenses was primarily the result of approximately $0.9 million in severance costs related to the resignation of the Company’s former chief executive officer and company reorganization, a $0.7 million lease charge related to the New York Office and higher freight and warehouse charges in the nine months ended September 28, 2013 compared to the same period last year.

Lease Litigation Settlement

The Company had accrued approximately $6.3 million for disputed unpaid rent for its New York Office in connection with the litigation. On June 10, 2013, the Civil Court of the City of New York ruled that we were entitled to rent abatement for all but $0.2 million of the unpaid rent. Additionally, the Court awarded our legal fees and expenses for our defense in this litigation. We believe that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the second quarter of 2013. (See Item 1. Financial Statements, Note 6 – Commitments and Contingencies).

Income Taxes
Our income tax benefit for the nine months ended September 28, 2013 was comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by additional income tax reserves, foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves. Our provision for income taxes for the nine months ended September 29, 2012 was comprised mostly of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income tax reserves.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $1.5 million, or an effective tax rate of 37.1%, due to losses incurred in the nine months ended September 28, 2013. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $2.2 million, or an effective tax rate of 31.5%, due to losses incurred in the nine months ended September 29, 2012. The effective tax rates vary from the statutory rates due to changes in unrecognized tax benefits, foreign income taxes, and certain non-deductible expenses.

In July 2013, our Board, in consultation with management and our professional advisors, completed an examination of past trading and corporate actions that could affect our net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013, we underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, we will be significantly limited in our future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. (See Item 1. Financial Statements, Note 7 – Taxes).

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary liquidity and capital requirements are to fund working capital for current operations, consisting of funding the seasonal buildup in inventories and accounts receivable and funding markdown allowances. During the past two years, we have expanded the conversion cycle in our manufacturing processes and have more working capital in raw materials inventory. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility. We believe that these sources of funds will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

Credit Facility

On September 26, 2013, the Company and its subsidiaries, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC (collectively, the “Subsidiaries” and with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Salus Capital Partners, LLC (the “Lender”) providing for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit) and (ii) a $3.0 million term loan. At the request of the Company, availability under the revolving credit facility can be increased by up to an additional $20.0 million (for a total availability under the revolving credit facility of $47.0 million), subject to the satisfaction of certain conditions. Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement (including a $3.5 million availability block). This facility replaces the Company’s prior credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”).

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries owned by the Company. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on September 26, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of September 28, 2013, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

No principal payments are required under the term loan. All remaining principal and accrued interest is payable on the termination of the Credit Agreement. The Borrowers are also required to use the net cash proceeds of certain asset sales, insurance proceeds, sales of equity securities or incurrence of debt to prepay the loan.

Proceeds from the term loan and initial borrowings on the revolving credit facility were used to repay amounts owed under the prior Well Fargo credit facility of approximately $15.3 million, to pay transaction expenses and for working capital. The amount repaid to Wells Fargo under the prior credit facility included approximately $4.0 million to collateralize letters of credit and was recorded in Other current assets in the unaudited consolidated balance sheet as of September 28, 2013.

As of September 28, 2013, we had outstanding borrowings of $3.0 million on the term loan and $13.4 million on the revolving credit facility and had no letters of credit outstanding under the Credit Agreement. As of September 28, 2013, we had approximately $7.6 million of availability under the revolving credit facility.

The Credit Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. The Borrowers are not subject to any financial covenants under the Credit Agreement except that, in the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers will be required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement.

In connection with entering into the Credit Agreement, during the three months ended September 28, 2013, we incurred fees of approximately $657,000 (including a Lender origination fee of $420,000), which were recorded as deferred financing costs in Other assets in the unaudited consolidated balance sheet as of September 28, 2013 and will be amortized over the term of the facility.

Summary of Cash Flows

A summary of cash flows for the nine months ended September 28, 2013 and September 29, 2012 was as follows:

	Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Net cash used in operating activities	$(25,884)	$(36,900)

Net cash used in investing activities	(343)	(714)

Net cash provided by financing activities	15,725	14,042
Net decrease in cash and cash equivalents	$(10,502)	$(23,572)

Cash used in operating activities

We used $11.0 million less cash in operating activities in the nine months ended September 28, 2013 compared to the same period last year. This decrease was primarily related to a lower seasonal buildup of inventories and accounts receivable and less cash used in discontinued operations, partially offset by an increase in other assets in the nine months ended September 28, 2013 compared to the same period last year.

Cash used in investing activities

We used $0.4 million less cash in investing activities in the nine months ended September 28, 2013 compared to the same period last year due to: (i) a decrease in capital expenditures and (ii) proceeds from the sale of our scott james business.

Cash provided by financing activities

We generated $1.7 million more in cash from financing activities in the nine months ended September 28, 2013 compared to the same period last year. This increase was primarily due to the term loan borrowing, partially offset by lower net borrowings under our revolving credit facilities and payments of credit facility fees in the nine months ended September 28, 2013 compared to the same period last year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report on Form 10-K for the year ended December 31, 2012. See Item 1. Financial Statements, Note 1 – Basis of Presentation regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the area of changing interest rates. During the first nine months of fiscal year 2013, there were no significant changes in our exposure to market risks. See Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013, for a discussion regarding our exposure to market risks. The impact of a hypothetical 100 basis point increase in interest rates on our variable rate debt (borrowings under the credit facility) would have had no material effect in the nine months ended September 28, 2013 due to the short term nature of borrowings on our credit facility during this period.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that were in place as of September 28, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

None.

Item 6. Exhibits.

(a)    The following exhibits are filed as part of this Report:

10.1

Amendment Number 1 to the Hampshire Group, Limited 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.2

Option Grant Notice and Agreement dated as of July 17, 2013 between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.3

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group, and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.4

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

10.5

Credit Agreement dated September 26, 2013, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus Capital Partners, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets as of September 28, 2013 and December 31, 2012; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012; (iii) the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 28, 2013; (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012; and (v) the Notes to the Unaudited Consolidated Financial Statements**

101.INS**  XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hampshire Group, Limited

Date: November 12, 2013	By:	/s/ Paul M. Buxbaum
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

10.2

Option Grant Notice and Agreement dated as of July 17, 2013 between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.3

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group, and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.4

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

10.5

Credit Agreement dated September 26, 2013, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus Capital Partners, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

31.1	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets as of September 28, 2013 and December 31, 2012; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012; (iii) the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 28, 2013; (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012; and (v) the Notes to the Unaudited Consolidated Financial Statements**

101.INS**  XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document