Form 10-K
period 2013-12-31
HAMPSHIRE GROUP LTD
filed 2014-04-11
CIK 887150

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $0.10 par value

(Title of Class)

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
(Do not check if Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013) was approximately $15.5 million. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the OTC Markets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than 10 percent of the registrant’s common stock.

Number of shares of common stock outstanding as of February 28, 2014: 8,463,595

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

 i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), as well as those made in other filings with the SEC.

Forward-looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “should,” “would,” “could,” “attempt,” “project,” “estimate,” “believe,” “continue,” “forecast,” “foresee” and other terms with similar meaning indicating possible future events or potential impact on our business or stockholders. The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. The forward-looking statements are based on management’s current assumptions, beliefs, plans and expectations, all of which are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties that could cause our actual future financial condition and results of operations to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to, the risks described in Part I, Item 1A. Risk Factors of this Annual Report.

We expressly disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we,” “our” and “us” are used to refer to Hampshire Group, Limited and our wholly-owned subsidiaries.

ii

PART I.

Item 1. Business.

Company Overview

Hampshire Group, Limited is a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc. (“Hampshire Brands”), Hampshire International, LLC and Rio Garment S.A (“Rio”). We were established in 1976 and are incorporated in the state of Delaware.

Our Business and Products

We have a long history of supplying men’s branded and private label apparel to department stores and national chains throughout the United States. We utilize our own sales force and contract third-party salespersons to sell our products. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends. The emphasis with every garment we offer is a compelling product that features high quality and good value. The ongoing diversification and expansion of our product offerings allows us to participate in a range of retail price points from “main floor” traditional styles to fashion forward designer styles. We have continued to enhance and diversify our product lines in 2013 and into 2014.

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands. We offer a full tops assortment under the Dockers® brand. Under our multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States, we oversee the design, production, sales and distribution of the line to certain chain and department stores including Kohl’s Department Stores, Inc., J.C. Penney Company, Inc. and Sears Holding Corporation. The woven and knit line includes button down shirts, polos, fleece tops and t-shirts and we believe that these categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.

Rio, acquired in 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States. Rio’s manufacturing platform primarily supports the vertical specialty store channel. Our manufacturing operations begin with the purchase of fabric and other raw materials from third-party suppliers. The fabrics are ultimately sewn into finished garments at our textile facility or at the facilities of third-party contractors located in Honduras. Rio also purchases yarn and outsources fabric production to third parties where, upon completion, the fabric returns to the Rio facility for production. Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers) by Rio or third-party contractors.

Our Strategies
Our strategies for the future include leveraging our strengths:

Experienced Design and Sourcing Capabilities. We have and continue to invest in high-quality design talent and resources. Our investments are aimed at further strengthening our design and sourcing efficiencies to ensure our brands fulfill the demand for high-quality, value and trend-right products.

Strong Competitive Position. As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering a well-known licensed Dockers® brand. In addition, Rio provides dependable and optimal pricing for the vertical specialty store customers. As we continue to integrate Rio into our business, we believe that we can benefit from considerable cross-selling opportunities and that Rio positions us well with respect to the strong industry trend toward migrating production to the western hemisphere.

Continued Improvement of our Infrastructure. As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. During 2013, through our reorganizational plan, we scaled our organization, operations and expenses to better support our business model and sales levels as well as re-tooling our Information Technology systems.

Growth Opportunities in Existing and New Channels. We are focused both on growing our sales to retailers in the moderate department and chain store channel, as well as actively exploring new sales channels including international, vertical specialty stores and direct-to-consumer.

Our Customers
We have long-term relationships with many of our customers. Hampshire Brands sells products principally into the moderate price sector of most major department and chain stores in the United States. Rio sells primarily to the vertical specialty store channel. Sales to our three largest customers in 2013, Aeropostale, Inc., Kohl’s Department Stores, Inc. and J.C. Penney Company, Inc. represented 50%, 13% and 11%, respectively, of total sales. These same three customers represented 53%, 14% and 12%, respectively, of total sales during 2012. For each of the last two years, more than 99% of our sales from continuing operations were to customers located in the United States.

Our Suppliers
Hampshire Brands primarily uses foreign suppliers for their raw materials and product manufacturing. During 2013, the majority of our products were produced by independent manufacturers located in Southeast Asia. Keynote Services, Limited, our subsidiary based in China, assists with our sourcing needs and provides quality control. Rio primarily purchases raw materials, including yarn and fabric, from suppliers in the United States. Fabric is also purchased locally in Honduras. Purchased fabric is used in the manufacturing process at our facility located in Honduras. We outsource the fabric production to third-party manufacturers.

Competition
The apparel market is highly competitive. Competition is primarily based on design, price, quality and service. While we face competition from domestic manufacturers and distributors, our primary competition comes from private label programs of the internal sourcing organizations of many of our customers and factories located in Southeast Asia. Our ability to compete is enhanced by our in-house design capabilities and our international sourcing relationships, as well as our ongoing efforts to broaden our apparel offerings and product lines to reach multiple tiers of distribution.

Seasonality

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to be subject to seasonality, with approximately 57% of our sales during 2013 occurring in the third and fourth quarters. As a result of such seasonality, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and typically require borrowings under our revolving credit facility in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth quarters. In 2014 and beyond, we expect this seasonality to decline further as a result of the Dockers® license, which we believe will increase our sales during the spring season.

Manufacturing

Rio’s manufacturing platform primarily supports the vertical specialty store channel. Our manufacturing operations begin with the purchase of fabric and other raw materials from third-party suppliers. The fabrics are ultimately sewn into finished garments at our textile facility or at the facilities of third-party contractors located in Honduras. Rio also purchases yarn and outsources fabric production to third parties where, upon completion, the fabric returns to the Rio facility for production. Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers) by Rio or third-party contractors. For a description of risks associated with our operations located outside the United States, see Item 1A. Risk Factors.

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

Trademarks and Licenses
We consider our owned trademarks to have significant importance in the marketing of our products. In addition, we have entered into licensing agreements to manufacture and market apparel under certain labels for which we pay royalties based on the volume of sales. The licensing agreements are generally for three-year terms. We do not own any patents.

Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers’ distribution centers and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 40% of our customer orders for 2013 were received electronically. In some instances, our customers’ computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.

Credit and Collection
We manage our credit and collection functions by approving and monitoring our customers’ credit limits. Credit limits are determined by past payment history and financial information obtained from credit agencies and other sources. We believe that our review procedures and our credit and collection staff have contributed significantly toward minimizing our losses from bad debt.

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

Compliance with Environmental Laws

We are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. However, there can be no assurance that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we are not currently aware of any violations, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our results of operations, financial condition or liquidity.

Employees
As of December 31, 2013, we employed approximately 758 full-time employees in Honduras, 60 full-time employees in the United States and 13 full-time employees in China. We believe our relationship with our employees is good. We have invested significant time and resources in ensuring that the working conditions in our Honduras facility meet or exceed the standards imposed by the relevant governing laws. In addition, we have proactive programs to promote workplace safety, personal health and employee wellness.

Available Information

We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to these reports, available free of charge on our website (www.hamp.com) as soon as reasonably practicable after we file or furnish such materials to the SEC. The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference into this document. This website address is only intended to be an inactive textual reference. The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC. In addition, any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

In addition to the other information set forth in this Annual Report, you should carefully consider the following risk factors, which could materially affect our business, financial condition or future results of operations, in evaluating our business and any investment in our common stock. In particular, the risks described below could cause actual events to differ materially from those contemplated in the forward-looking statements in this Annual Report. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

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

During 2013, the majority of our production took place in Honduras, and a significant portion of our products were also produced by independent manufacturers located outside the United States. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition and results of operations:

●	war or armed conflicts or political or labor instability in countries where contractors and suppliers are located;
●	political or military conflict involving the United States;
●

heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

●	a significant decrease in availability or increase in cost of labor or raw materials, particularly in petroleum based synthetic fabrics;
●	impact of the global economic downturn on third-party factories and their viability;
●	disease epidemics and health related concerns which could result in closed factories, reduced workforces and scrutiny or embargo of goods produced in infected areas;
●

imposition of regulations, quotas or duties relating to imports, which, among other things, could limit our ability to produce products in cost effective countries that have the labor force and expertise required;

●	any action that may change the foreign currency exchange rate against the dollar or permit the exchange rate to float; and
●	significant fluctuation of the value of the dollar as compared to other foreign currencies.

The occurrence of any, some, or all of these events could have a material adverse impact on our business, operating results and financial condition. There can be no assurance that if a disruption occurred we could replace our manufacturing capacity and/or find other manufacturing resources.

There may not be an established public trading market for our common stock.

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

Aeropostale, Inc., Kohl’s Department Stores, Inc. and J.C. Penney Company, Inc. account for approximately 74% of our revenues. We do not have long-term agreements with any of our customers and purchases generally occur on an order by order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our profitability.

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

During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. Over the last few years, several of our customers, including Goody’s, Mervyns, Gottschalks and Boscov’s, either reorganized or liquidated. We sell our product primarily to national and regional department stores, and vertical specialty stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.

Chargebacks and margin support payments may have a material adverse effect on our business.

Consistent with industry practice, we may allow customers to deduct agreed-upon amounts from the purchase price for sales allowances, co-op advertising, new store opening discounts and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell through rates, which may be caused by uncontrollable factors, such as general economic conditions, changing fashion trends and weather conditions, as well as controllable factors, such as wholesale prices, design, merchandising and the quality of our goods. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. If our efforts to reduce our margin support are unsuccessful, we will likely continue to experience significant levels of chargebacks and margin support payments, which may further reduce our profitability resulting in a material adverse effect on our business.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our profitability.

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

We rely on third-party distribution facilities to warehouse and to ship product to our customers. Due to the fact that substantially all of our products are distributed from a relatively small number of locations, our operations could be interrupted by earthquakes, floods, fires or other natural disasters at or near our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the loss of customers. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including transportation of product to and from distribution facilities. If we encounter problems with our distribution system, our inability to meet customer expectations on managing inventory, complete sales and achieve objectives for operating efficiencies could have a material adverse effect on our business.

Labor disruptions at ports or our suppliers’ facilities, manufacturers’ facilities or distribution facilities may adversely affect our business.

Our business depends on our ability to source and distribute product in a timely manner. As a result, we rely on the free flow of goods on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers, manufacturers or our distribution facilities create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. An interruption in the flow of goods could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net sales and profitability.

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

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, retailers, importers and licensors, many of which have greater financial and marketing resources than we possess. We believe that the principal competitive factors in the apparel industry are:

●	brand name and brand identity;
●	timeliness, reliability and quality of product and services provided;
●	market share and visibility;
●	price; and
●	the ability to anticipate customer and consumer demands.

The level of competition and the nature of our competitors vary by product segment with low margin manufacturers being our main competitors in the less expensive segment of the market and with domestic and foreign designers and licensors competing with us in the more upscale segment of the market. Increasingly, we experience competition from our customers’ in-house private labels. If we do not maintain our brand names and identities and continue to provide high-quality and reliable services on a timely basis at competitive prices, our ability to compete in our industry will be adversely affected. If we are unable to compete successfully, we could lose one or more of our significant customers, which could have a material adverse effect on our sales and financial performance.

We may face challenges in the management of the sales and profitability of any acquisitions that we may make, as well as in integrating the acquired businesses, any of which may negatively impact our business.

As part of our growth strategy, we have acquired and licensed, and in the future, may acquire or license new brands and product categories. We may also make strategic acquisitions, such as the recent acquisition of James Campbell. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration of the acquired business is more costly and takes longer than anticipated, the risk of diversion of the attention and resources of management, risks associated with additional customer concentration and related credit risk, risks of retaining key personnel and risks associated with unanticipated events and unknown legal liabilities despite the due diligence efforts that we undertake. Any of these risks could have a material adverse effect on our business.

We may be required to record impairment charges with respect to our goodwill and acquired intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and identifiable intangible assets. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or other intangible assets are impaired, we are required to write down the carrying value of these assets.

In connection with our annual goodwill impairment evaluation as of December 31, 2013, we determined that the Rio reporting unit’s goodwill was impaired and, as a result, we recorded a non-cash goodwill impairment charge of approximately $2.1 million in the fourth quarter of 2013.

As of December 31, 2013, our goodwill and other intangible assets totaled approximately $13.5 million. For additional information, see Part II, Item 8. Financial Statements and Supplementary Data, Note 5 – Goodwill and Intangible Assets, Net. If we determine that our goodwill or other intangible assets are impaired in future periods, we will be required to record additional impairment charges, which would be recorded as operating expenses and negatively affect our reported results of operations.

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

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code (the “Code”) Section 382. Such annual limitations could result in the expiration of our net operating losses and tax credit carryforwards before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period. Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

In July 2013, our Board of Directors (the “Board”), in consultation with management and our professional advisors, completed an examination of past trading and corporate actions that could affect our net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013, we underwent an ownership change as defined by Section 382 of the Code and, as a result, we will be significantly limited in our future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Code. We estimate the total federal and state Section 382 pre-ownership change net operating loss carryforwards that are subject to annual limitations to be approximately $12.1 million and $12.9 million, respectively, of which we estimate that the annual federal and state Section 382 loss limitations will be approximately $0.6 million and $0.7 million, respectively. For additional information, see Part II, Item 8. Financial Statements and Supplementary Data, Note 10 – Income Taxes. Our ability to fully utilize our net operating losses could be limited even further if there are future ownership changes that, together with certain ownership changes in our common stock that have occurred during any prior three year period, result in a “change of control” for the purposes of Section 382.

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

Our future success depends to a significant extent on retaining the services of key executive officers, other key members of management and directors. The loss of the services of any one of these individuals, or any other key member of management, could have a material adverse effect on our business. We do not have “key person” life insurance policies for any of our management.

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

Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. Our ability to borrow under the credit facility depends on our trade receivables and inventory levels. A significant deterioration in our trade receivables or inventory levels could restrict our ability to borrow funds. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases and transactions with affiliates. We are also required to maintain average availability under the revolving credit facility of not less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. Further, in the event that our average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, we are required to meet minimum consolidated EBITDA levels set forth in the credit agreement. An event of default under the credit facility could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit facility’

We may not have sufficient liquidity to fund our operations.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility. Although we believe that these sources of funds will provide adequate resources to meet our capital requirements and operational needs for the next twelve months, we cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our current or any replacement credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund our liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to meet our debt service obligations our lender may determine to stop making loans to us, and/or our lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the debt agreement, all of which could have a material adverse effect on us.

We may be unable to realize expected benefits from our restructuring and cost savings plan.

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

We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.

We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data which could subject us to legal claims or proceedings and have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease all of our manufacturing facility, administrative offices, sales offices, sourcing offices and showrooms. Rio’s manufacturing facility is located in San Pedro Sula, Honduras. We have sales offices and showrooms in New York, New York, administrative offices in Anderson, South Carolina and sourcing offices in Dongguan, China and Hong Kong. We believe that all of our properties are well maintained and suitable for their intended use, with the exception of our New York office, which is further discussed in Item 3. Legal Proceedings.

Item 3. Legal Proceedings.

New York Office Lease

In July 2007, we entered into a lease (the “New York Lease”) for our office in New York, New York (the “New York Office”). As part of the New York Lease, the landlord agreed to commence and substantially complete major capital improvements to the common areas of the New York Office by June 2008. After June 2008, if such capital improvements had not been substantially completed, the New York Lease provides, among other things, for a reduction in rent by one half for each day beyond June 30, 2008 that the capital improvements remain incomplete and are not being diligently prosecuted toward completion.

On February 16, 2011, we filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. We asserted claims against the landlord of the New York Office and the receiver of such property appointed in connection with a foreclosure action commenced against the landlord by its lender. The complaint sought: (i) a judgment declaring (a) that we are not in default under the New York Lease and (b) that the rent previously paid by us represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The Supreme Court action was dismissed on December 16, 2011 without prejudice to renew the action if complete relief was not afforded in the Civil Court of the City of New York (the “Court”) action described below.

On February 23, 2011, the Supreme Court-appointed receiver of the subject property commenced a non-payment proceeding in the Court against us. The receiver sought payment of allegedly past due and unpaid rent and additional rent under the New York Lease, totaling approximately $7.1 million. On July 30, 2012, the Court commenced a trial on the matter. The trial was concluded on December 19, 2012 and the respective parties filed post trial briefs and reply briefs with the Court on January 23, 2013 and February 5, 2013, respectively. On June 10, 2013, the Court ruled that we were entitled to rent abatement for all but approximately $0.2 million of the plaintiff’s claim. Additionally, the Court awarded us legal fees and expenses for their defense in this litigation. The receiver has filed a Notice of Appeal of the Decision, Order and Judgment of the trial court but has not yet perfected that appeal (i.e. filed the record on appeal and appellate brief). The Notice of Appeal automatically stays any hearing on the amount of legal fees and expenses due and owing to us until the appeal either has been decided in our favor on that issue or the appeal has been dismissed for failure to perfect.

We previously had accrued approximately $6.3 million for disputed unpaid rent. Based on information obtained from our counsel, we believe that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the second quarter of 2013, which is reflected in Lease litigation settlement in the consolidated statements of operations. The related legal expenses were not reversed due to the uncertainty of the separate hearing.

Boston Retail Store Lease

In May 2012, we provided a lease guaranty to the landlord of the scott james retail store in Boston, Massachusetts. On June 7, 2013, we sold our assets relating to the scott james clothing brand and line, including the trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman. In connection with the sale, the lease was assigned to the purchasers and the purchasers assumed the obligations related to this lease. However, we were unable to secure a release from the guaranty and, as a result, continued to remain liable for the obligations under the lease after the sale of the scott james business.

In June 2013, the purchasers of the scott james business breached the terms of the lease by their failure to pay rent and other amounts due under the lease. On August 28, 2013, the landlord sent to us, as guarantor under the lease, a notice of the default and a demand for payment under the lease guaranty. As a result of our breach of the guaranty by our failure to pay amounts owed to the landlord resulting from the purchasers’ default under the lease, on September 14, 2013, the landlord brought an action against us, as guarantor, in the Suffolk Superior Court of the Commonwealth of Massachusetts.

On January 31, 2014, we entered into a settlement agreement with the landlord whereby the landlord’s action against us was dismissed, our guarantee under the lease was terminated and all of our obligations as guarantor were released and discharged in full in exchange for consideration of $55,000, which we recorded in Liabilities of discontinued operations in our consolidated balance sheet as of December 31, 2013. We paid this settlement amount on February 6, 2014.

Minneapolis Outlet Store Lease

In November 2012, Scott James, LLC, a subsidiary of ours, entered into a lease agreement for the scott james outlet store in Minneapolis, Minnesota. In connection with our sale of the scott james business in June 2013, the lease was assigned to the purchasers and the purchasers assumed the obligations related to this lease. However, we were unable to secure a release from the lease and, as a result, continued to remain liable for the obligations under the lease after the sale of the scott james business.

In December 2013, the landlord commenced a lawsuit against Scott James, LLC, alleging that Scott James, LLC breached the lease agreement by its failure to pay rents due and owing under the lease.

On February 21, 2014, Scott James, LLC entered into a settlement agreement with the landlord whereby the landlord’s lawsuit against Scott James, LLC was dismissed, all of the landlord’s claims against Scott James, LLC were released and all of Scott James, LLC’s obligations under the lease were released and discharged in full in exchange for consideration of approximately $5,000, which we recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013. We paid this settlement amount on February 21, 2014.

Breach of scott james Asset Purchase Agreement

As noted above, on June 7, 2013, we sold our assets relating to the scott james clothing brand and line. As a result of the purchasers’ breach of the asset purchase agreement by their failure to pay all amounts owed to us under such agreement, in January 2014, we obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. We may pursue additional damage claims against the purchasers of this business.

Service Agreement

In August 2012, Scott James, LLC entered into a service agreement with an agent in Europe regarding the selling, marketing, promotion and distribution of scott james products, including the maintenance of certain showroom space in Milan, Italy dedicated to the scott james business.

In December 2013, a dispute arose between Scott James, LLC and the agent concerning the matters governed by the service agreement.

On February 26, 2014, Scott James, LLC entered into a settlement agreement with the agent whereby the service agreement was terminated and all of the agent’s claims against Scott James, LLC and us were released in exchange for consideration of approximately $0.2 million, which we recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013. We paid this settlement amount on March 3, 2014.

Other

We are from time to time involved in other litigation incidental to the conduct of our business, none of which is expected to be material to our business, financial condition or operations.

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

As of February 28, 2014, we had 33 stockholders of record of our common stock, although we believe there are a significantly larger number of beneficial owners. The low and high sales prices of our common stock for 2013 and 2012, by quarter, as reported by the OTC Markets, are set forth below.

	2013		2012
	Low	High	Low	High
First Quarter	$2.55	$3.40	$2.05	$2.69
Second Quarter	2.40	4.00	1.90	3.20
Third Quarter	3.49	4.84	2.65	3.50
Fourth Quarter	2.99	4.40	2.50	3.45

We did not pay dividends on our outstanding common stock during the years ended December 31, 2013 and 2012. Any future determination to pay dividends on our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board may deem relevant. Our revolving credit facility does not permit the payment of cash dividends.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters in this Annual Report for information regarding our equity compensation plan.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data under the captions Statement of Operations Data and Balance Sheet Data for the years ended and as of December 31 for all periods presented are derived from our consolidated financial statements. The Statement of Operations Data for each year presented includes results from continuing operations, which excludes the discontinued operations of the scott james business, as well as other divisions disposed and discontinued prior to 2012. The data set forth below includes the results of operations and financial position of Rio since the acquisition date in 2011. Our historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$105,054	$114,914	$84,773	$56,913	$64,820

Gross profit	19,920	23,168	15,089	9,892	15,030
Selling, general and administrative expenses	31,922	31,056	25,165	16,054	15,910
Lease litigation settlement (1)	(6,113)	—	—	—	—
Loss on lease obligation (2)	5,414	—	6,306	—	—
Impairment of goodwill (3)	2,099	—	1,204	—	—
Impairment of long-lived assets, other than goodwill (4)	612	—	—	—	—
Restructuring costs	—	—	—	—	4,175
Special costs	—	—	—	4,481	4,547
Tender offer related costs	—	—	—	—	2,053
Loss from operations	$(14,014)	$(7,888)	$(17,586)	$(10,643)	$(11,655)

Loss from continuing operations	$(12,832)	$(9,275)	$(16,782)	$(8,642)	$(5,826)

Basic loss per share from continuing operations	$(1.65)	$(1.27)	$(2.82)	$(1.56)	$(1.06)
Diluted loss per share from continuing operations	$(1.65)	$(1.27)	$(2.82)	$(1.56)	$(1.06)
Basic weighted-average common shares outstanding	7,793	7,271	5,941	5,554	5,482
Diluted weighted-average common shares outstanding	7,793	7,271	5,941	5,554	5,482

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$1,385	$12,500	$25,801	$33,720	$33,365
Restricted cash	—	—	—	2,725	—
Working capital (5)	21,276	22,761	35,592	46,410	52,883
Total assets (5)	59,888	69,515	86,812	66,090	86,929
Borrowings under credit facility	9,187	—	—	—	—
Long-term liabilities	17,366	16,218	23,439	13,749	14,656
Total stockholders’ equity	22,265	34,339	42,407	49,402	58,849
Book value per share outstanding	2.63	4.57	5.95	7.81	9.32

(1)

We had previously accrued approximately $6.3 million for disputed unpaid rent for our New York Office lease. In the second quarter of 2013, the Civil Court of the City of New York ruled that we were entitled to rent abatement for all but approximately $0.2 million of the unpaid rent. Additionally, the court awarded our legal fees and expenses for our defense in this litigation. Based on information obtained from our counsel, we believe that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the second quarter of 2013. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 11 – Commitments and Contingencies.

(2)

In the second quarter of 2013, we accrued a loss on lease obligation related to our New York Office of approximately $0.5 million. In the fourth quarter of 2013, we accrued an additional loss on lease obligation of approximately $4.9 million, primarily as a result of completely vacating an additional floor of our New York Office in December 2013. This additional loss on lease obligation charge is net of the release of deferred rent attributable to the additional vacant space. In 2011, we completely vacated two floors of our New York Office and, as a result, we recorded a loss on lease obligation of approximately $6.3 million, which was net of the release of deferred rent attributable to the vacant space. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 8 – Loss on Lease Obligations.

(3)

In the fourth quarter of 2013, we recorded a non-cash goodwill impairment charge of approximately $2.1 million related to our Rio reporting unit. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 5 – Goodwill and Intangible Assets, Net. In 2011, we recorded a non-cash goodwill impairment charge of approximately $1.2 million, which represented the goodwill associated with the scott james business.

(4)	In the fourth quarter of 2013, we recorded a non-cash long-lived asset impairment charge of approximately $0.6 million to write off certain leasehold improvements related to our New York Office, primarily as a result of completely vacating an additional floor in Decemeber 2013. This impairment charge is net of the release of deferred rent associated with lease incentives attributable to the vacant space.
(5)	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report, in Part I, Item 1A. Risk Factors and elsewhere in this report. The discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data in this report.

Overview

We are a provider of fashion apparel across a broad range of product categories, channels of distribution and price points.

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands. We offer a full tops assortment under the Dockers® brand and a full men’s assortment under our new James Campbell® brand (which is discussed further below), both of which are licensed. Under our multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States, we oversee the design, production, sales and distribution of the line to certain chain and department stores including Kohl’s Department Stores, Inc., J.C. Penney Company, Inc. and Sears Holding Corporation. The woven and knit line includes button down shirts, polos, fleece tops and t-shirts and we believe that these categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.

Rio, acquired in 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States. Rio’s manufacturing platform primarily supports the vertical specialty store channel. Our manufacturing operations begin with the purchase of fabric and other raw materials from third-party suppliers. The fabrics are ultimately sewn into finished garments at our textile facility or at the facilities of third-party contractors located in Honduras. Rio also purchases yarn and outsources fabric production to third parties where, upon completion, the fabric returns to the Rio facility for production. Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers) by Rio or third-party contractors.

We believe our primary strength is our ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. Our diversification of product lines allows for vertical integration through Rio and multi-category licensing through Hampshire Brands. We have developed international sourcing abilities that permit us to deliver quality merchandise at competitive prices to our customers.

The apparel market is highly competitive. Competition is primarily based on product design, price, quality and service. We face competition from apparel designers, manufacturers, importers, licensors and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us.

Seasonality

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to be subject to seasonality, with approximately 57% of our sales during 2013 occurring in the third and fourth quarters. As a result of such seasonality, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and typically require borrowings under our revolving credit facility in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth quarters. In 2014 and beyond, we expect this seasonality to decline further as a result of the Dockers® and James Campbell® licenses, which we believe will increase our sales during the spring season.

Recent Initiatives

The economic environment over the past several years has been challenging and has been characterized by, among other things, restrained consumer spending, weak credit market conditions and inflationary pressures on our cost of goods. In an effort to preserve gross margin dollars in the face of rising costs of goods and stagnant out the door prices, during the past year, we have taken significant steps to reposition us for growth and profitability, including:

Acquisition of James Campbell

On February 19, 2014, we entered into an installment purchase and sale agreement with Maverick J, LLC, a Rick Solomon company, for the acquisition of the privately-held James Campbell® brands. James Campbell® is a West Coast designer brand positioned in the luxury sector of the men’s market and operates under the brands James Campbell, J. Campbell, Cultura International and Malibu Cowboy. James Campbell is sold in better stores in the United States with Nordstrom Inc. the largest customer. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 19 – Subsequent Events.

Disposition of scott james assets

On June 7, 2013, we sold our assets relating to the scott james clothing brand and line, including the trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman. Mr. Kuhlman was the founder of the scott james business, which we acquired in 2010. Prior to our sale of the scott james business, Mr. Kuhlman was employed by us as President and Creative Director of the scott james business since 2010. The terms of the transaction, including the consideration, were determined by the parties in arm’s length negotiations.

As a result of the purchasers’ breach of the asset purchase agreement by their failure to pay all amounts owed to us under such agreement, in January 2014, we obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. We may pursue additional damage claims against the purchasers of this business.

In accordance with United States generally accepted accounting principles (“GAAP”), the financial position, results of operations and cash flows of this business have been presented as discontinued operations. For the years ended December 31, 2013 and 2012, we had a loss from discontinued operations, net of taxes, of approximately $3.2 million (including a loss on disposition of approximately $1.2 million) and $2.5 million, respectively.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 14 – Dispositions and Discontinued Operations.

Broadening and diversifying our customer base

We remain focused on exploring opportunities to grow our sales and expand our retail relationships, leveraging our operating platform in the men’s business and actively pursuing other strategic opportunities.

We are evaluating several acquisitions and joint ventures and are in the process of negotiating several acquisitions, each of which would bring brands into our fold. Acquisitions are uncertain by nature.

Acquisition of Rio

In the third quarter of 2013, we issued 959,429 shares of common stock, representing the final consideration payable in connection with the acquisition of Rio. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 12 – Related Party Transactions – Acquisition of Rio.

RESULTS OF CONTINUING OPERATIONS

Years ended December 31, 2013 and 2012

(In thousands)	2013	2012
Net sales	$105,054	$114,914
Gross profit	19,920	23,168
Selling, general and administrative expenses	31,922	31,056
Lease litigation settlement	(6,113)	—
Loss on lease obligation	5,414	—
Impairment of goodwill	2,099	—
Impairment of long-lived assets, other than goodwill	612	—
Loss from continuing operations before income taxes	(14,576)	(8,234)
Income tax (benefit) provision	(1,744)	1,041
Loss from continuing operations	(12,832)	(9,275)

Net Sales
Net sales decreased 8.6% to approximately $105.1 million in 2013 compared to approximately $114.9 million in 2012. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2012
Net sales for the year ended December 31, 2012	$114,914	100.0%
Effect of volume	(10,450)	(9.1%)
Effect of average selling prices	590	0.5%
Net sales for the year ended December 31, 2013	$105,054	91.4%

The approximate $9.9 million decrease in net sales in 2013 compared to 2012 was due to a decrease in net sales of both Hampshire Brands and Rio. The decrease in net sales for Hampshire Brands was primarily due to lower selling prices as a result of a change in sales mix, partially offset by higher volume resulting from new licensing arrangements with Dockers®. The decrease in net sales for Rio was primarily due to lower volume resulting from declining sales in our private label t-shirt business.

Gross Profit
Gross profit in 2013 was approximately $19.9 million compared to approximately $23.2 million in 2012, which, as a percentage of net sales, represented a decrease from 20.2% to 19.0%. The decrease in gross profit was due to the decrease in net sales, as well as the decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to a decrease in the gross profit margin of Rio’s products, partly offset by an increase in the gross profit margin of Hampshire Brands’ products. The decrease in gross profit margin at Rio was primarily due to operational inefficiencies and inventory write-downs that are not expected to recur.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in 2013 were approximately $31.9 million compared to approximately $31.1 million in 2012, which, as a percentage of net sales, represented an increase from 27.0% to 30.4%. The approximate $0.8 million increase in SG&A expenses was primarily the result of: (i) approximately $1.0 million in severance costs related to the resignation of our former chief executive officer and company reorganization in 2013 and (ii) higher freight and warehouse charges of approximately $0.7 million resulting from higher shipping charges at Rio in 2013, which we do not expect to recur. These higher costs were partially offset by overall reductions in expenses as a result of cost savings measures we have implemented.

Lease Litigation Settlement

We had previously accrued approximately $6.3 million for disputed unpaid rent for our New York Office lease. In the second quarter of 2013, the Civil Court of the City of New York ruled that we were entitled to rent abatement for all but approximately $0.2 million of the unpaid rent. Additionally, the court awarded our legal fees and expenses for our defense in this litigation. Based on information obtained from our counsel, we believe that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the second quarter of 2013. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 11 – Commitments and Contingencies.

Loss on Lease Obligation

In the second quarter of 2013, we accrued a loss on lease obligation related to our New York Office of approximately $0.5 million. In the fourth quarter of 2013, we accrued an additional loss on lease obligation of approximately $4.9 million, primarily as a result of completely vacating an additional floor of the New York Office in December 2013. This additional loss on lease obligation charge is net of the release of deferred rent attributable to the additional vacant space. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 8 – Loss on Lease Obligations.

Impairment of Goodwill

In the fourth quarter of 2013, we recorded a non-cash goodwill impairment charge of approximately $2.1 million, which represented goodwill associated with our Rio reporting unit. For additional information, see “Critical Accounting Estimates – Goodwill” in this Item 7, as well as Item 8. Financial Statements and Supplementary Data, Note 5 – Goodwill and Intangible Assets, Net.

Impairment of Long-Lived Assets, other than Goodwill

In the fourth quarter of 2013, we recorded a non-cash long-lived asset impairment charge of approximately $0.6 million to write off certain leasehold improvements related to our New York Office, primarily as a result of completely vacating an additional floor in December 2013. This impairment charge is net of the release of deferred rent associated with lease incentives attributable to the vacant space.

Income Taxes
Our income tax benefit in 2013 was comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits. Our provision for income taxes in 2012 was comprised mostly of foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

We evaluated our deferred tax assets each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in 2013, we would have recognized tax expense from continuing operations of $10.3 million, or an effective tax rate of (71.0)%, due to the impairment of net operating loss carryforwards associated with an Internal Revenue Code Section 382 ownership change on March 7, 2013, as discussed below. Excluding the valuation allowances on net deferred tax assets, in 2012, we would have recognized a tax benefit from continuing operations of $1.4 million, or an effective tax rate of 17.3%, due to losses incurred in 2012. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, net operating loss impairments, foreign income taxes, and nondeductible expenses. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10 – Income Taxes.

In July 2013, our Board, in consultation with management and our professional advisors, completed an examination of past trading and corporate actions that could affect our net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013, we underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, we will be significantly limited in our future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. We estimate the total federal and state Section 382 pre-ownership change net operating loss carryforwards that are subject to annual limitations to be approximately $12.1 million and $12.9 million, respectively, of which we estimate that the annual federal and state Section 382 loss limitations will be approximately $0.6 million and $0.7 million, respectively. As of December 31, 2013, we estimate total net operating loss carryforwards for U.S. federal income tax purposes to be approximately $23.3 million, of which approximately $12.1 million are subject to the Section 382 limitation discussed above. As of December 31, 2013, we estimate total state net operating loss carryforwards to be approximately $24.1 million, of which approximately $12.9 million are subject to the Section 382 limitation discussed above. The federal and state net operating loss carryforwards expire in 2033. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary liquidity and capital requirements are to fund working capital for current operations, including funding the seasonal buildup in inventories and accounts receivable. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility. We believe that these sources of funds will provide adequate resources to meet our capital requirements and operational needs for the next twelve months. Due to the seasonality of our business, increased borrowings under our revolving credit facility will generally occur during the third and fourth quarters of the year.

On February 19, 2014, we paid $300,000 upon the closing of an installment purchase and sale agreement (the “Agreement”) pursuant to which we acquired certain assets, including the James Campbell trademarks and brands. We will use cash on hand or borrowings under our credit facility to pay: (i) the balance of the minimum purchase price consideration of $500,000 in each of 2015 and 2016, (ii) any “excess payments,” as defined in the Agreement, and (iii) certain excess finished goods inventory. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 19 – Subsequent Events.

Credit Facility

On September 26, 2013, we and our subsidiaries, Hampshire Brands, Rio, Hampshire International, LLC and Scott James, LLC (collectively, the “Subsidiaries” and with us, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Salus Capital Partners, LLC (the “Lender”) providing for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit) and (ii) a $3.0 million term loan. At our request, availability under the revolving credit facility can be increased by up to an additional $20.0 million (for a total availability under the revolving credit facility of $47.0 million), subject to the satisfaction of certain conditions. Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement (including a $3.5 million availability block). This facility replaced our prior credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”).

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on September 26, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of December 31, 2013, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

No principal payments are required under the term loan. All remaining principal and accrued interest is payable on the termination of the Credit Agreement. The Borrowers are also required to use the net cash proceeds of certain asset sales, insurance proceeds, sales of equity securities or incurrence of debt to prepay the loan.

Proceeds from the term loan and initial borrowings on the revolving credit facility were used to repay amounts owed under the prior Well Fargo credit facility of approximately $15.3 million, to pay transaction expenses and for working capital. The amount repaid to Wells Fargo under the prior credit facility included approximately $4.0 million to collateralize letters of credit, of which approximately $2.4 million remains in this collateral account as of December 31, 2013 and was included in Other current assets in the consolidated balance sheet.

As of December 31, 2013, we had outstanding borrowings of $3.0 million on the term loan and approximately $9.2 million on the revolving credit facility and had approximately $0.4 million of letters of credit outstanding under the Credit Agreement. As of December 31, 2013, we had approximately $2.9 million of availability under the revolving credit facility. On February 24, 2014, the Lender extended us additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base. If such assets had been included in the borrowing base as of December 31, 2013, we would have had approximately $6.4 million of availability under the revolving credit facility.

The Credit Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers are required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement. On April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to: (i) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning February 28, 2014 through December 31, 2014 and (ii) add an additional financial covenant, which requires average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. As a result of this amendment, the Borrowers expect to be in compliance with both the amended and new financial covenant, to the extent applicable, through December 31, 2014. The Borrowers are not subject to any other financial covenants.

In connection with entering into the Credit Agreement, during 2013, we incurred fees of approximately $657,000 (including a Lender origination fee of $420,000), which were recorded as deferred financing costs in Other assets in the consolidated balance sheet and are being amortized over the term of the facility.

Summary of Cash Flows

A summary of cash flows for the years ended December 31, 2013 and 2012 was as follows:

(In thousands)	2013	2012
Net cash used in operating activities	$(22,678)	$(12,416)
Net cash provided by (used in) investing activities	46	(797)
Net cash provided by (used in) financing activities	11,517	(88)
Net decrease in cash and cash equivalents	$(11,115)	$(13,301)

Cash flows related to discontinued operations have been reported separately in the consolidated statements of cash flows within operating activities and investing activities, as applicable.

Cash used in operating activities

We used approximately $10.3 million more cash in operating activities in 2013 compared to 2012. This increase was primarily related to a higher loss from continuing operations and increases in accounts receivable and other assets in 2013 compared to 2012, partially offset by less cash used in discontinued operations and a decrease in inventories in 2013 compared to 2012.

Cash provided by (used in) investing activities

We used approximately $0.8 million less cash in investing activities in 2013 compared to 2012 due to proceeds from the sale of our discontinued scott james business in 2013 and a decrease in capital expenditures in 2013 compared to 2012.

Cash provided by (used in) financing activities

We generated approximately $11.6 million more in cash from financing activities in 2013 compared to 2012. This increase was primarily due to the term loan borrowing and higher net borrowings under our revolving credit facilities, partially offset by payments of credit facility fees in 2013 compared to 2012.

CONTRACTUAL OBLIGATIONS

As of December 31, 2013, our contractual obligations, including payments due by period, were as follows:

(In thousands)	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Non-cancelable operating lease obligations	$43,795	$4,821	$9,940	$9,874	$19,160
Borrowings under credit facility (1)	9,187	9,187	—	—	—
Long-term debt (1)	3,000	—	3,000	—	—
Minimum royalty payments	5,927	2,712	3,215	—	—
Purchase obligations	6,851	6,851	—	—	—
Severance obligations	35	35	—	—	—
Total (2)	$68,795	$23,606	$16,155	$9,874	$19,160

(1)	Excludes interest payments.
(2)

Contingent obligations such as those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10 – Income Taxes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements in accordance with GAAP requires us to make accounting estimates based on assumptions, judgments or projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.

We base our estimates, assumptions and judgments on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts and other data that we believe are reasonable under the circumstances. We believe that our accounting estimates are appropriate and that the resulting financial statement amounts are reasonable. Due to the inherent uncertainties in making estimates, actual results could differ materially from these estimates, requiring adjustments to the consolidated financial statements in future periods.

A summary of our significant accounting policies is disclosed in Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies. Based upon a review of our significant accounting policies, we believe the following accounting policies require us to make accounting estimates that can significantly affect the results reported in our consolidated financial statements. We have reported the development, selection and disclosures of our critical accounting estimates to the Audit Committee of our Board and the Audit Committee has reviewed the disclosures relating to these estimates.

Allowances for Advertising, Markdowns, Customer Returns and Adjustments

We reserve for advertising allowances, customer returns, trade discounts and customer chargebacks, as well as sales and markdown allowances granted to customers at the end of the selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including historical experience, industry trends and specific agreements or negotiated amounts with customers. Charges and adjustments to these allowances are recorded as a reduction of gross sales and are reflected in Net sales in our consolidated statements of operations.

While we believe that we have negotiated all substantial sales and markdown allowances with our customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for goods shipped prior to year-end and others may be requested by customers for the concluded seasons. Likewise, should the performance of our products at retail establishments exceed historical performance levels and result in favorable settlements of previously reserved amounts, recorded allowances may be reduced.

The calculation of these allowances requires judgment as to the impact of these and other factors on the ultimate realization of our accounts receivable, as well as the recorded amounts of our net sales. While we believe that the factors described above are a reasonable basis for recording our estimated allowances, we regularly review the factors that influence such allowance estimates and, if necessary, make adjustments when we believe that actual customer claims and deductions may differ from recorded allowances. However, there can be no assurance that actual customer claims and deductions will not exceed our estimated allowances and therefore, actual future losses from such items may differ significantly from our estimates.

Allowance for Doubtful Accounts

We extend credit to our customers that satisfy pre-defined credit criteria and perform ongoing evaluations of the credit worthiness of our customers. We estimate the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable as of the date of the consolidated financial statements, assessments of collectibility based on historic trends, customer-specific circumstances and an evaluation of economic conditions. Charges and adjustments to the allowance for doubtful accounts are included in Selling, general and administrative expenses in the consolidated statements of operations.

The calculation of the required allowance for doubtful accounts requires judgment as to the impact of these and other factors on the ultimate realization of our accounts receivable, as well as the recorded amounts of our bad debt expense. While our bad debt expense has historically been within expectations and allowances established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Significant changes in customer concentration or payment terms, deterioration of customer credit worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and therefore, actual future losses from uncollectible accounts may differ significantly from our estimates.

Inventory Reserves
We analyze obsolete, slow-moving, irregular, out-of-season and excess merchandise on an individual stock keeping unit, or SKU, basis to determine reserves, if any, that may be required to reduce the carrying value of such inventory to net realizable value. Additionally, we provide reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends, quantities on hand, orders on hand, projections of future demand and current market conditions. Some of our products are “classics” and remain saleable from one season to the next and therefore, no reserves are generally required on these products. We recognize reserves on finished goods manufactured in our Honduran manufacturing facility that are not considered to be first quality. An estimate is made of the market value, less expense to dispose, of products whose value is determined to be impaired. If these products are subsequently expected to be sold at less than previously estimated amounts, additional reserves and related losses may be required. Charges to inventory reserves are included in Cost of goods sold in the consolidated statements of operations.

The calculation of lower of cost or market reserves requires judgment in determining which inventory items have carrying values which may potentially be impaired and in estimating the amount of related reserves, both of which are subject to inherent uncertainties. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, customer demand or competition differ from expectations. While we believe that adequate inventory reserves have been recorded in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future if actual selling prices are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated.

Goodwill

In connection with the acquisition of Rio, we recorded goodwill of approximately $2.6 million, which represented the excess of the purchase price over the fair value of the identifiable assets acquired net of the liabilities assumed.

Goodwill is not amortized but is tested for impairment at least annually. We review the carrying value of goodwill for impairment as of December 31 of each year or more frequently, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. Since Rio represents an operating segment, Rio constitutes a reporting unit for purposes of testing goodwill for impairment and therefore, all of the goodwill that arose from the acquisition of Rio was allocated to the Rio reporting unit.

In accordance with GAAP, we have the option to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test. If we are able to determine through the qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, no further evaluation is necessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the reporting unit’s fair value and comparing the fair value to the reporting unit’s carrying amount, including goodwill. If a reporting unit’s fair value exceeds its carrying value, the second step of the impairment test is not required and no impairment loss is recognized. If a reporting unit’s carrying value exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss and an impairment charge is recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination where the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit is the implied fair value of goodwill.

For our annual goodwill impairment evaluation as of December 31, 2013, we elected to not perform the qualitative assessment and elected instead to proceed with the first step of the two-step impairment test. With the assistance of an independent valuation firm, we calculated the Rio reporting unit’s fair value. Since the Rio reporting unit’s carrying value, including goodwill, exceeded its fair value, with the assistance of an independent valuation firm, we then performed the second step of the impairment test and calculated an impairment charge equal to the difference between the carrying value of the Rio reporting unit’s goodwill and the implied fair value of that goodwill. As a result, we recorded a non-cash goodwill impairment charge of approximately $2.1 million in the fourth quarter of 2013. This impairment charge was recorded in Impairment of goodwill in the consolidated statements of operations. As of December 31, 2013, approximately $0.5 million of goodwill remains in the consolidated balance sheet.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The fair value of the Rio reporting unit was primarily determined based on the discounted cash flow method, which is a form of the income approach valuation technique where the fair value of an asset or business is estimated by calculating the present value of expected future cash flows to be generated by that asset or business (Level 3 of the GAAP fair value hierarchy). The decline in the fair value of the Rio reporting unit below its carrying value was primarily the result of not achieving the expected growth rate in sales to Rio’s primary customer that was assumed at the time of the acquisition. Due to the challenging climate facing this customer and as a result of its own sales declines, it reduced its purchases from us, primarily in our private label t-shirt business. The expected growth in sales to this customer was a key driver of our decision to purchase Rio. However, not only has Rio not experienced the expected sales growth to this customer, Rio’s net sales have instead declined by approximately 11% in 2013 compared to 2012. As a result, Rio’s current projected sales, net income and cash flows are significantly lower than those assumed at the time of the acquisition.

The estimation of the fair value of a reporting unit requires the use of significant estimates and judgments, of which the most significant are the choice of valuation approach and, where the income approach is used, assumptions relating to the projected cash flows of a reporting unit and an appropriate weighted-average cost of capital, which is used to discount the projected future cash flows. Assumptions used in our cash flow projections of the Rio reporting unit were consistent with our internal budgets and forecasts and were based on our best estimates of certain key items, including future sales volumes, product pricing, product mix, production levels, manufacturing costs, SG&A expenses, capital spending, working capital levels and overall industry conditions, all of which are subject to inherent uncertainties and subjectivity. The weighted-average cost of capital, which is used to reflect the time value of money and the relative risks associated with the projected cash flows, reflects the estimated blended rate of return that would be required by debt and equity investors to invest in the business based upon its capital structure and includes a small stock premium, a country risk premium for Honduras and also considers customer concentration risk.

The financial projections included in the estimate of the Rio reporting unit’s fair value reflected numerous assumptions concerning anticipated future performance, as well as prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. These assumptions and the financial projections are inherently subject to significant uncertainties, as well as significant business, economic and competitive risks, many of which are beyond our control. Accordingly, there can be no assurance that the assumptions and financial projections will be achieved and actual results could vary materially. While we believe that the assumptions used in estimating the fair value of the Rio reporting unit are reasonable and are consistent with those that would be utilized by a market participant, due to the uncertainty of projecting future cash flows required under the income approach, there can be no assurance that our estimates and assumptions used in our impairment test will prove to be accurate predictions of future results. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional non-cash goodwill impairment charges in future periods.

Intangible Assets and Other Long-lived Assets

In connection with the acquisition of Rio, we recorded identifiable intangible assets with finite lives, which consisted of customer relationships and a non-compete agreement that are being amortized on a straight-line basis over 11 years and five years, respectively. Intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets and the related expense is included in Selling, general and administrative expenses in the consolidated statements of operations.

The unit of accounting for impairment testing for long-lived assets is its asset group. We review intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. When certain indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of the asset group is greater than the sum of the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recorded based on the excess of the asset group’s carrying value over its estimated fair value (based upon discounted future cash flows). If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group.

As of December 31, 2013, we have long-lived assets, other than goodwill, recorded in our consolidated balance sheet of approximately $17.6 million. These long-lived assets include fixed assets, net and intangible assets, net. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 4 – Fixed Assets, Net and Note 5 – Goodwill and Intangible Assets, Net. Our depreciation and amortization charges related to these long-lived assets are based on accounting estimates. The unit of accounting for the depreciation and amortization of long-lived assets is either an individual asset or a group of closely-related assets. The cost of a long-lived asset is depreciated or amortized over its estimated remaining useful life, which is subject to change based on events and circumstances or management’s intention for the use of the asset.

As of December 31, 2013, with the assistance of an independent valuation firm, we tested the recoverability of the customer relationships. We determined that the appropriate asset group for this impairment test was the Rio reporting unit. Since the sum of the expected undiscounted future cash flows to be generated by this asset group (Level 3) exceeded the carrying value of the asset group as of December 31, 2013, no impairment charge related to the customer relationships was necessary. In 2013, management noted no events or circumstances which indicated that the carrying value of the non-compete agreement executed in connection with the acquisition of Rio was not recoverable.

Since the Rio reporting unit was the asset group for this impairment test, the expected undiscounted future cash flows to be generated by the asset group were based on the same projected cash flows used in the goodwill impairment test for the Rio reporting unit discussed above. As such, the impairment test of the customer relationships was based on the same significant estimates and judgments regarding the projected future cash flows and is subject to the same inherent uncertainties and subjectivity discussed above, other than the estimate of the weighted-average cost of capital. Accordingly, there can be no assurance that the assumptions and financial projections will be achieved and actual results could vary materially. While we believe that the assumptions used in estimating the expected undiscounted future cash flows of the Rio reporting unit are reasonable and are consistent with those that would be utilized by a market participant, any future adverse changes in market conditions or operational performance could cause us to conclude that impairment indicators exist, which could result in non-cash long-lived asset impairment charges in future periods.

In the fourth quarter of 2013, we recorded a non-cash long-lived asset impairment charge of approximately $0.6 million to write off certain leasehold improvements related to our New York Office, primarily as a result of completely vacating an additional floor in December 2013. This impairment charge is net of the release of deferred rent associated with lease incentives attributable to the vacant space.

The calculation of depreciation and amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. Estimates of future economic conditions for our long-lived assets and therefore, their remaining useful economic life, require considerable judgment. If our estimate of the remaining useful life were to change, such a change would be accounted for prospectively in our determination of depreciation and amortization. Actual depreciation and amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

We evaluate the recoverability of deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, we consider whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider all available evidence, both positive and negative, in making this assessment.

If we determine that we expect to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10 – Income Taxes.

Evaluating the need for and the amount of appropriate valuation allowances against our deferred tax assets requires significant judgment and estimates. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. While we believe that our judgment and estimates are appropriate and reasonable under the circumstances, the actual realization of deferred tax assets may differ significantly from our estimates.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple United States and foreign taxing jurisdictions.

The assessment of uncertain tax positions requires judgment and estimates that are subject to change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by taxing authorities. Although we do not expect a significant change to the amount of unrecognized tax benefits over the next twelve months, any adjustments arising from examinations by tax authorities may alter the timing or amount of taxable income or deductions and therefore, the actual outcomes of our uncertain tax positions could differ materially from our current assumptions and estimates.

Liabilities for Loss on Lease Obligations

We recognize liabilities for costs that will continue to be incurred under operating lease obligations for their remaining terms without economic benefit to us. The liabilities are measured and recorded at their fair values as of the cease-use date (the date we vacate the leased space and no longer derive economic benefit from the leases). The liabilities are included in Accrued expenses and other liabilities and Other long-term liabilities in the consolidated balance sheets and the related expense is included in Loss on lease obligation and Selling, general and administrative expenses in the consolidated statements of operations.

The fair values of the liabilities are determined by discounting certain future cash flows related to the leases using a credit-adjusted risk-free interest rate as of the cease-use date (Level 3). The future cash flows that are discounted include the remaining base rentals due under the leases, reduced by the estimated sublease rentals that could be reasonably obtained for the properties even if we have no intention to enter into a sublease. The estimate of sublease rentals may change, which would require future changes to the liabilities for loss on lease obligations.

As of December 31, 2013, our liabilities for loss on lease obligations total approximately $11.4 million, of which approximately $11.3 million relates to our New York Office. As of December 31, 2013, the assumptions used in the calculation of the estimated fair value of the New York Office loss on lease obligation liabilities include future sublease rentals based on the current estimated market rate per square foot for the New York Office. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 8 – Loss on Lease Obligations.

The calculation of these liabilities requires judgment in estimating the timing of securing subleases for the vacant space in our New York Office, as well as the terms of possible subleases, including the length of the sublease periods, sublease rentals, rent concessions and other tenant incentives. While we believe that the assumptions used in the calculation of these liabilities are reasonable, due to the inherent uncertainties related to such assumptions, there can be no assurance that we will be able to secure such subleases within the timing assumed in our calculations, or at all, and with terms consistent with our assumptions. We are actively seeking to sublease the New York Office and will vacate additional space if subleasing opportunities arise. If we vacate additional space or sublease the New York Office, in whole or in part, at rates that are significantly lower than the estimated sublease rentals assumed in the calculation of these loss on lease obligation liabilities or if such sublease arrangements include other terms that are unfavorable versus current assumptions, additional losses on lease obligations may be required and may be material to the consolidated financial statements.

Stock-Based Compensation

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “2009 Plan”) permits us to award eligible persons nonqualified stock options, restricted stock and other stock-based awards. Stock-based compensation expense, net of estimated forfeitures, related to our equity awards is measured at the grant-date fair value of the awards and recognized in Selling, general and administrative expenses in the consolidated statements of operations over the requisite service periods using the accelerated attribution method. As of December 31, 2013, stock options are the only stock-based awards outstanding under the 2009 Plan.

We estimate the grant-date fair value of all stock option grants using the Black-Scholes option pricing model, which uses assumptions that include the risk-free interest rate, expected life of the options, expected volatility and expected dividend yield. The risk-free interest rate was based on the U.S. Treasury yield curve in effect as of each option’s grant date and with a term approximating the expected life of the options. The expected life of the options was based on the midpoint between the average vesting term and the contractual term. The expected volatility for the periods of the expected life of the options was based on historical volatilities of our stock price. The expected dividend yield was based on our historical practice and expected annual dividend. If any of these input assumptions changes significantly for the valuation of future stock option grants, our stock-based compensation expense could be materially different in the future.

Our stock-based compensation expense is also impacted by our estimate of the number of stock awards granted that are expected to ultimately vest. This assumption requires judgment, and to the extent that actual forfeitures or updated estimates of forfeitures differ from our current estimates, such differences will be recorded as a cumulative change in estimate in the period in which actual forfeitures occur and/or estimates of forfeitures are revised. Actual forfeitures and revised estimates of forfeitures may differ significantly from our current estimates, which could materially impact our stock-based compensation expense in future periods.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 13 – Stock Plans, Incentive Plan and Retirement Savings Plan.

RECENT ACCOUNTING STANDARDS

No new accounting pronouncements, issued or effective during 2013, have had or are expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks associated with fluctuations in interest rates, credit risk on accounts receivable from our customers and increased costs of our products.

Interest Rate Risk

Our term loan and borrowings under the Credit Facility bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. The impact of a hypothetical 100 basis-point increase in interest rates on our term loan and borrowings under our current and former credit facility would have been minimal in 2013 due to the short period of time these borrowings were outstanding during the year.

Credit Risk

We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. Our customers are primarily department stores, chain stores, specialty stores, mass merchants and other retailers located principally in the United States.

Product Cost Risk

In purchasing apparel in international markets, we initiate production orders that require the payment of U.S. dollars. Prices are fixed in U.S. dollars at the time we submit an order to a vendor; therefore, we do not have any reason to engage in derivative financial instruments to mitigate these market risks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hampshire Group, Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Group, Limited as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Elliott Davis, LLC

Greenville, South Carolina

April 11, 2014

Hampshire Group, Limited

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except par value and shares)	2013	2012
Current assets:
Cash and cash equivalents	$1,385	$12,500
Accounts receivable, net	15,458	8,124
Other receivables	250	262
Inventories, net	18,607	20,174
Other current assets	5,240	2,876
Assets of discontinued operations	177	2,693
Total current assets	41,117	46,629
Fixed assets, net	4,559	7,759
Goodwill	460	2,559
Intangible assets, net	13,082	14,624
Other assets	847	637
Total assets	$60,065	$72,208

Current liabilities:
Borrowings under credit facility	$9,187	$—
Accounts payable	4,201	5,680
Accrued expenses and other liabilities	6,276	15,495
Liabilities of discontinued operations	770	476
Total current liabilities	20,434	21,651
Long-term debt	3,000	—
Other long-term liabilities	14,366	16,218
Total liabilities	37,800	37,869

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,211,672 and 8,243,784 shares issued as of December 31, 2013 and 2012, respectively	921	824
Additional paid-in capital	41,436	37,554
(Deficit) retained earnings	(14,583)	1,211
Treasury stock, 759,015 and 725,881 shares at cost as of December 31, 2013 and 2012, respectively	(5,509)	(5,250)
Total stockholders’ equity	22,265	34,339
Total liabilities and stockholders’ equity	$60,065	$72,208

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Consolidated Statements of Operations

Years Ended December 31, 2013 and 2012

(In thousands, except per share data)	2013	2012
Net sales	$105,054	$114,914
Cost of goods sold	85,134	91,746
Gross profit	19,920	23,168
Selling, general and administrative expenses	31,922	31,056
Lease litigation settlement (Note 11)	(6,113)	—
Loss on lease obligation (Note 8)	5,414	—
Impairment of goodwill (Note 5)	2,099	—
Impairment of long-lived assets, other than goodwill (Note 8)	612	—
Loss from operations	(14,014)	(7,888)
Other income (expense):
Interest income	1	2
Interest expense	(792)	(532)
Other, net	229	184
Loss from continuing operations before income taxes	(14,576)	(8,234)
Income tax (benefit) provision	(1,744)	1,041
Loss from continuing operations	(12,832)	(9,275)
Loss from discontinued operations, net of taxes	(3,208)	(2,464)
Net loss	$(16,040)	$(11,739)

Basic loss per share:
Loss from continuing operations	$(1.65)	$(1.27)
Loss from discontinued operations, net of taxes	(0.41)	(0.34)
Net loss	$(2.06)	$(1.61)

Diluted loss per share:
Loss from continuing operations	$(1.65)	$(1.27)
Loss from discontinued operations, net of taxes	(0.41)	(0.34)
Net loss	$(2.06)	$(1.61)

Weighted-average number of common shares outstanding:
Basic	7,793	7,271
Diluted	7,793	7,271

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	(Deficit)	Shares	Amount	Equity
Balance as of December 31, 2011	8,243,784	$824	$36,804	$12,977	1,116,796	$(8,198)	$42,407
Net loss	—	—	—	(11,739)	—	—	(11,739)
Restricted stock forfeitures	—	—	—	3,472	472,875	(3,472)	—
Issuance of treasury stock for employee grant	—	—	—	(488)	(66,667)	488	—
Issuance of treasury stock as contingent consideration for acquisition	—	—	—	(3,011)	(814,096)	5,979	2,968
Stock-based compensation	—	—	750	—	—	—	750
Purchase of treasury shares	—	—	—	—	16,973	(47)	(47)
Balance as of December 31, 2012	8,243,784	$824	$37,554	$1,211	725,881	$(5,250)	$34,339
Net loss	—	—	—	(16,040)	—	—	(16,040)
Issuance of common stock as contingent consideration for acquisition	959,429	96	3,404	—	—	—	3,500
Stock-based compensation, net of forfeitures	—	—	444	368	50,000	(368)	444
Net exercise of stock options	—	—	—	(122)	(16,866)	109	(13)
Issuance of common stock to directors in lieu of cash	8,459	1	34	—	—	—	35
Balance as of December 31, 2013	9,211,672	$921	$41,436	$(14,583)	759,015	$(5,509)	$22,265

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

(In thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(16,040)	$(11,739)
Less: Loss from discontinued operations, net of taxes	(3,208)	(2,464)
Loss from continuing operations	(12,832)	(9,275)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,660	3,750
Lease litigation settlement	(6,113)	—
Loss on lease obligation	5,414	—
Impairment of goodwill	2,099	—
Impairment of long-lived assets, other than goodwill	612	—
Stock-based compensation	444	750
Deferred income taxes	270	890
Loss on disposal of fixed assets	277	6
Changes in operating assets and liabilities:
Receivables, net	(7,322)	5,367
Inventories, net	1,567	(3,513)
Other assets	(2,880)	(813)
Liabilities	(6,513)	(6,391)
Net cash used in continuing operating activities	(21,317)	(9,229)
Net cash used in operating activities of discontinued operations	(1,361)	(3,187)
Net cash used in operating activities	(22,678)	(12,416)

Cash flows from investing activities:
Capital expenditures	(709)	(797)
Net cash used in continuing investing activities	(709)	(797)
Proceeds from sale of business	755	—
Net cash provided by investing activities of discontinued operations	755	—
Net cash provided by (used in) investing activities	46	(797)

Cash flows from financing activities:
Proceeds from term loan financing	3,000	—
Proceeds from lines of credit, net of repayments	9,187	—
Payments of credit facility fees	(657)	—
Net exercise of stock options	(13)	—
Increase in restricted cash	—	(2,750)
Decrease in restricted cash	—	2,750
Purchase of treasury stock	—	(47)
Repayments of long-term debt	—	(41)
Net cash provided by (used in) financing activities	11,517	(88)
Net decrease in cash and cash equivalents	(11,115)	(13,301)
Cash and cash equivalents at beginning of year	12,500	25,801
Cash and cash equivalents at end of year	$1,385	$12,500

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$101	$78
Cash paid during the year for interest	$696	$524
Non-cash issuance of stock as contingent consideration for acquisition	$3,500	$2,968
Non-cash restricted stock forfeitures	$368	$3,472
Issuance of common stock to directors in lieu of cash	$35	$—
Non-cash issuance of treasury stock for employee grant	$—	$488

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Hampshire Group, Limited (“Hampshire” or the “Company”), through its wholly-owned subsidiaries, Hampshire Brands, Inc. (“Hampshire Brands”), Rio Garment S.A. (“Rio”) and Keynote Services, Limited (“Keynote”), engages in the apparel business and has one reportable segment as its two operating segments (Hampshire Brands and Rio) have similar economic characteristics. The Company’s corporate offices, sales and showrooms are in New York, NY with back office functions in Anderson, SC. Hampshire Brands sources the manufacture of its products from manufacturers worldwide and its products are sold primarily in the United States to various national and regional department stores and mass merchant retailers. Rio, located in San Pedro Sula, Honduras, is an apparel manufacturer, designing, sourcing and producing knit tops for retailers and distributors primarily in the United States. Keynote, based in China, assists with the sourcing and quality control needs of Hampshire Brands.

Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). As further discussed in Note 14 – Dispositions and Discontinued Operations, the Company has disposed and discontinued operations of certain divisions. In accordance with GAAP, the financial position, results of operations and cash flows of these businesses have been presented as discontinued operations. Additionally, certain prior year amounts in the consolidated financial statements and footnotes have been reclassified to conform to the 2013 presentation. The reclassifications had no effect on previously-reported net loss or stockholders’ equity.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make accounting estimates based on assumptions, judgments or projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. The most critical estimates relate to the assumptions regarding the allowances for advertising, markdowns, customer returns and adjustments; allowance for doubtful accounts; inventory reserves; carrying values of long-lived assets, including goodwill and intangible assets; income taxes; liabilities for loss on lease obligations and stock-based compensation. Management bases its estimates, assumptions and judgments on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts and other data that management believes are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The foreign currency transactional gains or losses related to the Company’s foreign subsidiaries are not significant to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of three months or less from the date of purchase. As of December 31, 2013 and 2012, the Company did not have cash invested in interest-bearing accounts.

Accounts Receivable

Accounts receivable are recorded net of allowances for advertising, markdowns, customer returns and adjustments, and an allowance for doubtful accounts that is based on expected collectibility.

Allowances for Advertising, Markdowns, Customer Returns and Adjustments
The Company reserves for advertising allowances, customer returns, trade discounts and customer chargebacks, as well as sales and markdown allowances granted to customers at the end of the selling seasons, which enable customers to markdown the retail sales prices on closeout products. The estimates for these allowances and discounts are based on a number of factors, including historical experience, industry trends and specific agreements or negotiated amounts with customers. Charges and adjustments to these allowances are recorded as adjustments to gross sales and are reflected in Net sales in the consolidated statements of operations.

While the Company believes that it has negotiated all substantial sales and markdown allowances with its customers for the season recently completed, additional allowances for the spring season are anticipated and have been provided for goods shipped prior to year-end and others may be requested by customers for the concluded seasons. Likewise, should the performance of the Company’s products at retail establishments exceed historical performance levels and result in favorable settlements of previously reserved amounts, recorded allowances may be reduced.

Allowance for Doubtful Accounts

The Company extends credit to its customers that satisfy pre-defined credit criteria and performs ongoing evaluations of the credit worthiness of its customers. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable as of the date of the consolidated financial statements, assessments of collectibility based on historic trends, customer-specific circumstances and an evaluation of economic conditions. Charges and adjustments to the allowance for doubtful accounts are included in Selling, general and administrative expenses in the consolidated statements of operations. Actual write-off of receivables may differ from the estimated allowance for doubtful accounts due to changes in customer and economic circumstances.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all purchased inventories and average cost for all raw materials, work-in-process and finished goods manufactured in the Honduran facility.

Inventory Reserves
The Company analyzes obsolete, slow-moving, irregular, out-of-season and excess merchandise on an individual stock keeping unit, or SKU, basis to determine reserves, if any, that may be required to reduce the carrying value of such inventory to net realizable value. Additionally, the Company provides reserves for current season merchandise whose carrying value is expected, based on historical experience, to exceed its net realizable value. Factors considered in evaluating the requirement for reserves include product styling, color, current fashion trends, quantities on hand, orders on hand, projections of future demand and current market conditions. Some of the Company’s products are “classics” and remain saleable from one season to the next and therefore, no reserves are generally required on these products. The Company recognizes reserves on finished goods manufactured in its Honduran manufacturing facility that are not considered to be first quality. An estimate is made of the market value, less expense to dispose, of products whose value is determined to be impaired. If these products are subsequently expected to be sold at less than previously estimated amounts, additional reserves and related losses may be required. Charges to inventory reserves are included in Cost of goods sold in the consolidated statements of operations.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (or for leasehold improvements, over the remaining term of the related lease, if shorter) and the related expense is included in either Cost of goods sold or Selling, general and administrative expenses in the consolidated statements of operations. Additions and major replacements or improvements are capitalized, while minor replacements and repair and maintenance costs are expensed as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations during the period of sale or disposal.

Goodwill

In connection with the acquisition of Rio in 2011, the Company recorded goodwill, which represented the excess of the purchase price over the fair value of the identifiable assets acquired net of the liabilities assumed.

Goodwill is not amortized but is tested for impairment at least annually. The Company reviews the carrying value of goodwill for impairment as of December 31 of each year or more frequently, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. Since Rio represents an operating segment of the Company, Rio constitutes a reporting unit for purposes of testing goodwill for impairment and therefore, all of the goodwill that arose from the acquisition of Rio was allocated to the Rio reporting unit.

In accordance with GAAP, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test. If the Company is able to determine through the qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, no further evaluation is necessary. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by calculating the reporting unit’s fair value and comparing the fair value to the reporting unit’s carrying amount, including goodwill. If a reporting unit’s fair value exceeds its carrying value, the second step of the impairment test is not required and no impairment loss is recognized. If a reporting unit’s carrying value exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss and an impairment charge is recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination where the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit is the implied fair value of goodwill. See Note 5 – Goodwill and Intangible Assets, Net.

Intangible Assets and Other Long-Lived Assets
In connection with the acquisition of Rio, the Company recorded identifiable intangible assets with finite lives, which consisted of customer relationships and a non-compete agreement. Intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets and the related expense is included in Selling, general and administrative expenses in the consolidated statements of operations.

The unit of accounting for impairment testing for long-lived assets, including intangible assets, is its asset group. The Company reviews intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. When certain indicators that the carrying value of an asset group may not be recoverable are triggered, the Company evaluates the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of the asset group is greater than the sum of the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recorded based on the excess of the asset group’s carrying value over its estimated fair value (based upon discounted future cash flows). If it is determined that the carrying value of an asset group is recoverable, the Company reviews and adjusts, as necessary, the estimated useful lives of the assets in the group.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

Management evaluates the recoverability of deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment.

If the Company determines that it expects to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. See Note 10 – Income Taxes.

Liabilities for Loss on Lease Obligations

The Company recognizes liabilities for costs that will continue to be incurred under operating lease obligations for their remaining terms without economic benefit to the Company. The liabilities are measured and recorded at their fair values as of the cease-use date (the date the Company vacates the leased space and no longer derives economic benefit from the leases). The liabilities are included in Accrued expenses and other liabilities and Other long-term liabilities in the consolidated balance sheets and the related expense is included in Loss on lease obligation and Selling, general and administrative expenses in the consolidated statements of operations.

The fair values of the liabilities are determined by discounting certain future cash flows related to the leases using a credit-adjusted risk-free interest rate as of the cease-use date. The future cash flows that are discounted include the remaining base rentals due under the leases, reduced by the estimated sublease rentals that could be reasonably obtained for the properties even if the Company has no intention to enter into a sublease. The estimate of sublease rentals may change, which would require future changes to the liabilities for loss on lease obligations. See Note 8 – Loss on Lease Obligations.

Liabilities for Deferred Rent

The Company is obligated under operating leases for premises. Rental expense relating to operating leases is recognized on a straight-line basis over the lease term, after consideration of lease incentives and scheduled rent escalations. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities, which are included in Accrued expenses and other liabilities and Other long-term liabilities in the consolidated balance sheets. The liabilities for deferred rent are reduced whenever leased space is vacated (as discussed above) by the amount of deferred rent recognized under the leases that is attributable to the space vacated as of the cease-use date.

Treasury Stock

The Company accounts for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders’ equity. The Company holds repurchased shares in treasury for general corporate purposes, including issuances under the Company’s stock-based plans and consideration for acquisitions. When treasury shares are reissued, the Company uses a weighted-average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price in excess of purchase costs is treated as additional paid-in capital.

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. In accordance with GAAP, the Company categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:

Level 1 -	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2 -	Valuations based on observable inputs, other than Level 1 prices, such as quoted interest or currency exchange rates.

Level 3 -	Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used in the determination of fair value of the Company’s assets and liabilities, when required, maximize the use of observable inputs and minimize the use of unobservable inputs.

As of December 31, 2013, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy. In addition, certain non-financial assets and liabilities are initially measured at fair value on a non-recurring basis (such as those in a business combination) but are not measured at fair value in subsequent periods, except when there is an indication of impairment of certain non-financial long-lived assets, including goodwill, intangible assets and fixed assets, which are recorded at fair value only when an impairment loss is recognized. See Note 5 – Goodwill and Intangible Assets, Net.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. See Note 2 – Accounts Receivable, Net and Major Customers.

Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, borrowings under the credit facility, accounts payable and long-term debt. The fair value of long-term debt is disclosed in Note 9 – Credit Facility. Due to their short-term nature, the carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value as of December 31, 2013 and 2012.

Revenue Recognition
The Company recognizes revenues from product sales upon the transfer of title and risk of goods to the customer. At this point, the sales price is fixed and determinable and the Company is reasonably assured of the collectibility of the sale. The majority of Rio’s sales are shipped FOB destination point and revenue is recognized when the goods are received by the customer. The majority of the sales of Hampshire Brands are shipped FOB shipping point and revenue is recognized when the customer picks up the goods from a third-party warehouse.

Revenues are reported on a net sales basis, which is computed by deducting the following items from gross sales: (i) product returns, (ii) customer chargebacks, (iii) advertising, sales and markdown allowances and (iv) discounts and other adjustments.

Shipping and handling charges billed to customers are not included in Net sales as the related costs are included in Selling, general and administrative expenses in the consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight and duty, royalties under licensing agreements and the cost of operating the Company’s Honduran manufacturing facility, including labor, overhead and depreciation expense.

Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in Selling, general and administrative expenses in the consolidated statements of operations. These costs primarily consist of freight expenses, customs duties and fees incurred by third-party shippers to transport products to the Company’s customers. Total shipping and freight costs for continuing operations were approximately $3.9 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the consolidated statements of operations. Total advertising costs for continuing operations were approximately $0.9 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, related to the Company’s equity awards is measured at the grant-date fair value of the awards and recognized in Selling, general and administrative expenses in the consolidated statements of operations over the requisite service periods using the accelerated attribution method. The Company’s stock plans are described more fully in Note 13 – Stock Plans, Incentive Plan and Retirement Savings Plan.

Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of outstanding common shares. Diluted income per share is calculated by dividing net income by the weighted-average number of outstanding common shares, as adjusted for the incremental shares attributable to the dilutive effects of potentially dilutive securities (such as stock options and restricted stock units). To calculate diluted net loss per share, no adjustments to the basic weighted-average number of outstanding common shares are made, since the impact of potentially dilutive securities would be antidilutive.

Contingent Liabilities

Liabilities for loss contingencies (including material legal costs expected to be incurred) are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for loss contingencies require judgments regarding the likelihood of projected outcomes, as well as potential ranges and probability of losses, based on historical experience and recommendations of legal counsel. Gain contingencies are not recognized until the contingency is resolved.

Recent Accounting Standards

No new accounting pronouncements, issued or effective during 2013, have had or are expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Accounts Receivable, Net and Major Customers

Accounts receivable, net as of December 31, 2013 and 2012 are net of allowances for doubtful accounts, advertising, sales and markdowns, as well as customer returns, trade discounts and customer chargebacks totaling approximately $3.8 million and $4.4 million, respectively. For the years ended December 31, 2013 and 2012, bad debt expense included in Selling, general and administrative expenses in the consolidated statements of operations was approximately $0.2 million and zero, respectively.

The Company sells principally to department stores, chain stores, specialty stores, mass merchants and other retailers located principally in the United States. The Company’s sales to its three largest customers for the year ended December 31, 2013 represented 50%, 13% and 11% of total sales. For the year ended December 31, 2012, these three major customers represented 53%, 14% and 12% of total sales, respectively. As of December 31, 2013 and 2012, 71% and 62%, respectively, of the total gross trade receivables were due from these major customers.

Note 3 – Inventories, Net

Inventories, net as of December 31, 2013 and 2012 consisted of the following:

(In thousands)	2013	2012
Finished goods	$8,321	$5,974
Work-in-process	3,042	3,478
Raw materials and supplies	7,244	10,722
Inventories, net	$18,607	$20,174

Note 4 – Fixed Assets, Net

Fixed assets, net as of December 31, 2013 and 2012 consisted of the following:

(Dollars in thousands)	Estimated Useful Lives (Years)			2013	2012
Leasehold improvements	5	–	15	$4,638	$8,119
Machinery and equipment	3	–	7	4,480	4,478
Furniture and fixtures		7		3,643	3,654
Software		3		1,192	1,319
Vehicles	3	–	5	77	27
Construction in progress		—		394	18
Total cost				14,424	17,615
Less: accumulated depreciation				(9,865)	(9,856)
Fixed assets, net				$4,559	$7,759

Depreciation expense for continuing operations was approximately $1.7 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively.

Approximately $1.3 million and $1.4 million of the Company’s fixed assets, net are attributable to Rio and located in Honduras as of December 31, 2013 and 2012, respectively. Substantially all other fixed assets, net are located in the United States.

Note 5 – Goodwill and Intangible Assets, Net

Goodwill

In connection with the acquisition of Rio, the Company recorded goodwill of approximately $2.6 million. For the Company’s annual goodwill impairment evaluation as of December 31, 2013, management elected to not perform the qualitative assessment and elected instead to proceed with the first step of the two-step impairment test. Management, with the assistance of an independent valuation firm, calculated the Rio reporting unit’s fair value. Since the Rio reporting unit’s carrying value, including goodwill, exceeded its fair value, management, with the assistance of an independent valuation firm, then performed the second step of the impairment test and calculated an impairment charge equal to the difference between the carrying value of the Rio reporting unit’s goodwill and the implied fair value of that goodwill. As a result, the Company recorded a non-cash goodwill impairment charge of approximately $2.1 million in the fourth quarter of 2013. This impairment charge was recorded in Impairment of goodwill in the consolidated statements of operations. Since the goodwill impairment charge is not deductible for income tax purposes, no tax benefit has been recognized in 2013 for the goodwill impairment charge. As of December 31, 2013, approximately $0.5 million of goodwill remains in the consolidated balance sheet.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The fair value of the Rio reporting unit was primarily determined based on the discounted cash flow method, which is a form of the income approach valuation technique where the fair value of an asset or business is estimated by calculating the present value of expected future cash flows to be generated by that asset or business (Level 3). The decline in the fair value of the Rio reporting unit below its carrying value was primarily the result of not achieving the expected growth rate in sales to Rio’s primary customer that was assumed at the time of the acquisition. Due to the challenging climate facing this customer and as a result of its own sales declines, it reduced its purchases from the Company, primarily in the private label t-shirt business. The expected growth in sales to this customer was a key driver of the Company’s decision to purchase Rio. However, not only has Rio not experienced the expected sales growth to this customer, Rio’s net sales have instead declined by approximately 11% in 2013 compared to 2012. As a result, Rio’s current projected sales, net income and cash flows are significantly lower than those assumed at the time of the acquisition.

No goodwill impairment charge was recorded in 2012.

Intangible Assets, Net

In connection with the acquisition of Rio, the Company also recorded identifiable intangible assets, which consisted of customer relationships and a non-compete agreement that are being amortized on a straight-line basis over 11 years and five years, respectively.

As of December 31, 2013, management, with the assistance of an independent valuation firm, tested the recoverability of the customer relationships. Management determined that the appropriate asset group for this impairment test was the Rio reporting unit. Since the sum of the expected undiscounted future cash flows to be generated by this asset group (Level 3) exceeded the carrying value of the asset group as of December 31, 2013, no impairment charge related to the customer relationships was necessary. In 2013, management noted no events or circumstances which indicated that the carrying value of the non-compete agreement was not recoverable.

In 2012, management noted no events or circumstances which indicated that the carrying values of the customer relationships and non-compete agreement were not recoverable.

The following table highlights the Company’s intangible assets as of December 31, 2013 and 2012:

	2013			2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$16,441	$(3,487)	$12,954	$16,441	$(1,993)	$14,448
Non-compete agreement	240	(112)	128	240	(64)	176
Intangible assets	$16,681	$(3,599)	$13,082	$16,681	$(2,057)	$14,624

Intangible asset amortization expense was approximately $1.5 million for both of the years ended December 31, 2013 and 2012 and is estimated to be approximately $1.5 million per year for each of the next five years.

Note 6 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2013 and 2012 consisted of the following:

(In thousands)	2013	2012
Current portion of loss on lease obligations (Note 8)	$3,652	$2,061
Compensation, benefits and related taxes	996	1,486
Royalties	279	110
Current portion of deferred rent	132	298
Due to related party (Note 12)	120	—
Taxes payable	23	7
Accrued disputed rent related to the New York office (Note 11)	—	6,149
Liability for Rio acquisition contingent consideration (Note 12)	—	3,500
Other (1)	1,074	1,884
Accrued expenses and other liabilities	$6,276	$15,495

(1) Includes no items in excess of 5% of total current liabilities.

Note 7 – Other Long-term Liabilities

Other long-term liabilities as of December 31, 2013 and 2012 consisted of the following:

(In thousands)	2013	2012
Long-term portion of loss on lease obligations (Note 8)	$7,789	$4,661
Long-term portion of deferred rent	2,898	5,420
Non-current income tax liabilities	2,378	4,556
Deferred tax liability	1,160	1,492
Other	141	89
Other long-term liabilities	$14,366	$16,218

Note 8 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased of its corporate office space located at 114 West 41st Street, New York, NY 10036 (the “New York Office”) and, as a result, the Company recorded a loss on lease obligation of approximately $6.3 million, which was net of the release of deferred rent attributable to the vacant space. In the second quarter of 2013, the Company accrued an additional loss on lease obligation related to the New York Office of approximately $0.5 million. In the fourth quarter of 2013, the Company accrued an additional loss on lease obligation of approximately $4.9 million, primarily as a result of the Company completely vacating an additional floor of the New York Office in December 2013. This additional loss on lease obligation charge is net of the release of deferred rent attributable to the additional vacant space. As of December 31, 2013, the assumptions used in the calculation of the estimated fair value of the New York Office loss on lease obligation liabilities (Level 3) include: (i) a discount rate of 5% for the two floors vacated in 2011, (ii) a discount rate of 8% for the floor vacated in 2013 and (iii) future sublease rentals based on the current estimated market rate per square foot for the New York Office.

A reconciliation of the beginning and ending liability balances for the total loss on lease obligations (including other office leases separate from the New York Office lease) for the years ended December 31, 2013 and 2012 is shown below:

	2013			2012
	New York			New York
(In thousands)	Office	Other	Total	Office	Other	Total
Beginning of period	$6,234	$488	$6,722	$7,871	$826	$8,697
Charges (credits) to expense for loss on lease obligation, accretion and other adjustments	6,653	(30)	6,623	(86)	38	(48)
Costs paid or settled	(1,634)	(270)	(1,904)	(1,551)	(376)	(1,927)
End of period	$11,253	$188	$11,441	$6,234	$488	$6,722

The Company is actively seeking to sublease the New York Office and will vacate additional space if subleasing opportunities arise. If the Company vacates additional space or subleases the New York Office, in whole or in part, at rates that are significantly lower than the estimated sublease rentals assumed in the calculation of these loss on lease obligation liabilities or if such sublease arrangements include other terms that are unfavorable versus current assumptions, additional losses on lease obligations may be required and may be material to the consolidated financial statements.

Additionally, in the fourth quarter of 2013, the Company recorded a non-cash long-lived asset impairment charge of approximately $0.6 million to write off certain leasehold improvements related to the New York Office, primarily as a result of completely vacating an additional floor in December 2013. This impairment charge is net of the release of deferred rent associated with lease incentives attributable to the vacant space and was recorded in Impairment of long-lived assets, other than goodwill in the consolidated statements of operations.

Note 9 – Credit Facility

On September 26, 2013, the Company and its subsidiaries, Hampshire Brands, Rio, Hampshire International, LLC and Scott James, LLC (collectively, the “Subsidiaries” and with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Salus Capital Partners, LLC (the “Lender”) providing for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit) and (ii) a $3.0 million term loan. At the request of the Company, availability under the revolving credit facility can be increased by up to an additional $20.0 million (for a total availability under the revolving credit facility of $47.0 million), subject to the satisfaction of certain conditions. Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement (including a $3.5 million availability block). This facility replaced the Company’s prior credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”).

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on September 26, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of December 31, 2013, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

No principal payments are required under the term loan. All remaining principal and accrued interest is payable on the termination of the Credit Agreement. The Borrowers are also required to use the net cash proceeds of certain asset sales, insurance proceeds, sales of equity securities or incurrence of debt to prepay the loan.

Proceeds from the term loan and initial borrowings on the revolving credit facility were used to repay amounts owed under the prior Well Fargo credit facility of approximately $15.3 million, to pay transaction expenses and for working capital. The amount repaid to Wells Fargo under the prior credit facility included approximately $4.0 million to collateralize letters of credit, of which approximately $2.4 million remains in this collateral account as of December 31, 2013 and was included in Other current assets in the consolidated balance sheet.

As of December 31, 2013, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $9.2 million on the revolving credit facility and had approximately $0.4 million of letters of credit outstanding under the Credit Agreement. As of December 31, 2013, the Company had approximately $2.9 million of availability under the revolving credit facility. On February 24, 2014, the Lender extended the Company additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base. If such assets had been included in the borrowing base as of December 31, 2013, the Company would have had approximately $6.4 million of availability under the revolving credit facility.

The Credit Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers are required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement. On April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to: (i) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning February 28, 2014 through December 31, 2014 and (ii) add an additional financial covenant, which requires average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. As a result of this amendment, the Borrowers expect to be in compliance with both the amended and new financial covenant, to the extent applicable, through December 31, 2014. The Borrowers are not subject to any other financial covenants.

As of December 31, 2013, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

In connection with entering into the Credit Agreement, during 2013, the Company incurred fees of approximately $657,000 (including a Lender origination fee of $420,000), which were recorded as deferred financing costs in Other assets in the consolidated balance sheet and are being amortized over the term of the facility.

As noted above, this facility replaced the Company’s prior credit facility, which was a $50.0 million asset-based revolving credit facility, including trade and standby letters of credit, with a $30.0 million sub-limit for letters of credit. The prior credit facility was scheduled to expire on October 28, 2014 and was secured by substantially all assets of the Company and each of its domestic subsidiaries with the exception of internationally held inventory. As a result of replacing the prior credit facility, approximately $0.2 million of unamortized deferred financing costs related to that credit facility were written off in the third quarter of 2013.

Note 10 – Income Taxes

The components of loss before income tax (benefit) provision by taxing jurisdiction for the years ended December 31, 2013 and 2012 consisted of the following:

(In thousands)	2013	2012
United States	$(17,688)	$(16,049)
Foreign	(96)	5,351
Loss before income tax (benefit) provision	$(17,784)	$(10,698)

The income tax (benefit) provision related to continuing operations for the years ended December 31, 2013 and 2012 consisted of the following:

(In thousands)	2013	2012
Current:
Federal	$(1,918)	$20
Foreign	90	56
State and local	(186)	75
Total current	(2,014)	151
Deferred:
Federal	—	—
Foreign	270	890
State and local	—	—
Total deferred	270	890
Total income tax (benefit) provision	$(1,744)	$1,041

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Deferred tax assets:
Basis in intangible assets	$—	$390
Basis in fixed assets	326	—
Accounts receivable reserves	734	521
Inventory reserves	448	317
Unrecognized tax benefits	828	1,618
All other accrued expenses	538	2,848
Deferred compensation	447	296
Deferred rent	1,218	2,303
Loss on lease obligations	4,503	2,678
Net operating loss carryforwards	7,743	21,346
Foreign tax credit carryforwards	1,160	890
Charitable contributions carryforwards	106	158
AMT credit carryforwards	83	83
Total deferred tax assets	18,134	33,448
Less: valuation allowances	(18,134)	(29,193)
Net deferred tax assets	$—	$4,255
Deferred tax liabilities:
Basis in fixed assets	$—	$708
Undistributed foreign earnings	—	3,547
Foreign tax withholding	1,160	890
Total deferred tax liabilities	$1,160	$5,145

GAAP requires companies to assess whether valuation allowances should be recorded to offset deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current and/or previous losses are given more weight than its future projections. A cumulative loss position is considered a significant factor that is difficult to overcome.

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

The following table reconciles the income tax (benefit) provision from continuing operations computed at the U.S. federal statutory income tax rates to the income tax (benefit) provision for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Federal income tax rate	34%	34%

Income tax benefit at the federal statutory rate	$(4,956)	$(2,799)
State benefit, net of federal benefit	(476)	(651)
Changes in uncertain tax positions	(1,304)	73
Changes in valuation allowances	(12,087)	2,463
Changes in valuation allowances attributable to tax on foreign earnings	(70)	2,528
Changes in valuation allowances with no tax effect	—	221
Reduction in foreign dividends	(1,263)	—
Net operating loss impairment	16,598	—
Permanent differences, net	1,749	1,094
Differences between U.S. and foreign tax rates	33	(2,187)
Differences between current and deferred tax rates	(31)	(13)
Foreign taxes	90	56
Foreign tax credits	(270)	(634)
Foreign tax withholding	270	890
Other, net	(27)	—
Income tax (benefit) provision	$(1,744)	$1,041

Consistent with GAAP, the Company determines whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be realized upon settlement with the taxing authority. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the consolidated financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statements of operations. Thus, accrued interest and penalties are not included in the table of gross unrecognized tax benefits below. In addition, there are certain tax positions included in the table of gross unrecognized tax benefits that are not included in the non-current income tax liabilites in Note 7 - Other Long-term Liabilities because they are offest by net operating losses.

As of December 31, 2013 and 2012, the Company’s liability for unrecognized tax benefits was approximately $2.4 million and $4.6 million, respectively, and included accrued interest of approximately $1.2 million and $1.9 million, respectively, and penalties of approximately $0.2 million and $0.2 million, respectively. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of approximately $0.6 million and $1.5 million, excluding interest and penalties, in 2013 and 2012, respectively. The Company recognized a net tax benefit of approximately $0.7 million and a net tax expense of approximately $0.1 million for interest during 2013 and 2012, respectively. The Company recognized no net tax expense or benefit for penalties during 2013 and 2012.

The Company anticipates that total unrecognized tax benefits will increase by approximately $0.1 million within the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2013	2012
Gross unrecognized tax benefits as of January 1	$2,539	$2,673
Decreases in tax positions for prior years	(20)	(16)
Increases in tax positions for current year	1,459	—
Settlements	—	—
Lapse in statute of limitations	(1,425)	(118)
Gross unrecognized tax benefits as of December 31	$2,553	$2,539

The Company’s federal statute of limitations is open for tax years 2010 and beyond. With limited exceptions, the statutes of limitations for state income tax returns remain open for tax years 2009 and beyond. The Company also files income tax returns in Hong Kong and Honduras. The statute of limitations for the Company’s Hong Kong income tax returns is open for tax years 2007 and beyond, and the statute of limitations for the Company’s Honduran income tax returns is open for tax years 2013 and beyond.

In July 2013, the Company’s Board of Directors (the “Board”), in consultation with management and the Company’s professional advisors, completed an examination of past trading and corporate actions that could affect the Company’s net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code and, as a result, the Company will be significantly limited in its future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. The Company estimates the total federal and state Section 382 pre-ownership change net operating loss carryforwards that are subject to annual limitations to be approximately $12.1 million and $12.9 million, respectively, of which the Company estimates that the annual federal and state Section 382 loss limitations will be approximately $0.6 million and $0.7 million, respectively. As of December 31, 2013, the Company estimates total net operating loss carryforwards for U.S. federal income tax purposes to be approximately $23.3 million, of which approximately $12.1 million are subject to the Section 382 limitation disscused above. As of December 31, 2013, the Company estimates total state net operating loss carryforwards to be approximately $24.1 million, of which approximately $12.9 million are subject to the Section 382 limitation disscused above. The federal and state net operating loss carryforwards expire in 2033. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.

Rio operates under a Honduran Free Trade Zone Regime. This regime exempts Rio from Honduran municipal taxes, asset taxes and income taxes. To maintain the exemption, Rio must export at least 95% of its annual production; currently, Rio exports 99% of its production. GAAP requires a presumption that all undistributed subsidiary earnings, including undistributed foreign earnings, will be transferred to the parent unless sufficient evidence shows that a subsidiary has invested or will invest the undistributed earnings indefinitely. Currently, the Company cannot conclude that Rio’s undistributed foreign earnings will be invested indefinitely. Thus, the Company has recorded approximately $1.2 million and $0.9 million in deferred foreign income tax expense, which represents a 10% Honduran dividend withholding tax on such undistributed foreign earnings, for the years ended December 31, 2013 and 2012, respectively.

Note 11 – Commitments and Contingencies

Legal Items

New York office lease

In July 2007, the Company entered into a lease (the “New York Lease”) for the New York Office. As part of the New York Lease, the landlord agreed to commence and substantially complete major capital improvements to the common areas of the New York Office by June 2008. After June 2008, if such capital improvements had not been substantially completed, the New York Lease provides, among other things, for a reduction in rent by one half for each day beyond June 30, 2008 that the capital improvements remain incomplete and are not being diligently prosecuted toward completion.

On February 16, 2011, the Company filed a complaint in the Supreme Court, New York County, with respect to the New York Lease. The Company asserted claims against the landlord of the New York Office and the receiver of such property appointed in connection with a foreclosure action commenced against the landlord by its lender. The complaint sought: (i) a judgment declaring (a) that the Company is not in default under the New York Lease and (b) that the rent previously paid by the Company represents the full amount of rent; and (ii) for rescission of the New York Lease as of June 30, 2008 by reason of default by the landlord with respect to a material provision under the New York Lease requiring prompt completion of major capital improvements of the New York Office’s common areas. The Supreme Court action was dismissed on December 16, 2011 without prejudice to renew the action if complete relief was not afforded in the Civil Court of the City of New York (the “Court”) action described below.

On February 23, 2011, the Supreme Court-appointed receiver of the subject property commenced a non-payment proceeding in the Court against the Company. The receiver sought payment of allegedly past due and unpaid rent and additional rent under the New York Lease, totaling approximately $7.1 million. On July 30, 2012, the Court commenced a trial on the matter. The trial was concluded on December 19, 2012 and the respective parties filed post trial briefs and reply briefs with the Court on January 23, 2013 and February 5, 2013, respectively. On June 10, 2013, the Court ruled that the Company was entitled to rent abatement for all but approximately $0.2 million of the plaintiff’s claim. Additionally, the Court awarded the Company legal fees and expenses for their defense in this litigation. The receiver has filed a Notice of Appeal of the Decision, Order and Judgment of the trial court but has not yet perfected that appeal (i.e. filed the record on appeal and appellate brief). The Notice of Appeal automatically stays any hearing on the amount of legal fees and expenses due and owing to the Company until the appeal either has been decided in the Company’s favor on that issue or the appeal has been dismissed for failure to perfect.

The Company previously had accrued approximately $6.3 million for disputed unpaid rent. Based on information obtained from its counsel, the Company believes that the rent abatement judgment will be upheld on appeal and reversed approximately $6.1 million of the accrual in the second quarter of 2013, which is reflected in Lease litigation settlement in the consolidated statements of operations. The related legal expenses were not reversed due to the uncertainty of the separate hearing.

Boston retail store lease

In May 2012, the Company provided a lease guaranty to the landlord of the scott james retail store in Boston, Massachusetts. As further discussed in Note 14 – Dispositions and Discontinued Operations, on June 7, 2013, the Company sold its assets relating to the scott james clothing brand and line, including the trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman. In connection with the sale, the lease was assigned to the purchasers and the purchasers assumed the obligations related to this lease. However, the Company was unable to secure a release from the guaranty and, as a result, continued to remain liable for the obligations under the lease after the sale of the scott james business.

In June 2013, the purchasers of the scott james business breached the terms of the lease by their failure to pay rent and other amounts due under the lease. On August 28, 2013, the landlord sent to the Company, as guarantor under the lease, a notice of the default and a demand for payment under the lease guaranty. As a result of the Company’s breach of the guaranty by its failure to pay amounts owed to the landlord resulting from the purchasers’ default under the lease, on September 14, 2013, the landlord brought an action against the Company, as guarantor, in the Suffolk Superior Court of the Commonwealth of Massachusetts.

On January 31, 2014, the Company entered into a settlement agreement with the landlord whereby the landlord’s action against the Company was dismissed, the Company’s guarantee under the lease was terminated and all of the Company’s obligations as guarantor were released and discharged in full in exchange for consideration of $55,000, which the Company recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013. The Company paid this settlement amount on February 6, 2014.

Minneapolis outlet store lease

In November 2012, Scott James, LLC, a subsidiary of the Company, entered into a lease agreement for the scott james outlet store in Minneapolis, Minnesota. In connection with the Company’s sale of the scott james business in June 2013, the lease was assigned to the purchasers and the purchasers assumed the obligations related to this lease. However, the Company was unable to secure a release from the lease and, as a result, continued to remain liable for the obligations under the lease after the sale of the scott james business.

In December 2013, the landlord commenced a lawsuit against Scott James, LLC, alleging that Scott James, LLC breached the lease agreement by its failure to pay rents due and owing under the lease.

On February 21, 2014, Scott James, LLC entered into a settlement agreement with the landlord whereby the landlord’s lawsuit against Scott James, LLC was dismissed, all of the landlord’s claims against Scott James, LLC were released and all of Scott James, LLC’s obligations under the lease were released and discharged in full in exchange for consideration of approximately $5,000, which the Company recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013. The Company paid this settlement amount on February 21, 2014.

Breach of Scott James asset purchase agreement

As noted above, on June 7, 2013, the Company sold its assets relating to the scott james clothing brand and line. As a result of the purchasers’ breach of the asset purchase agreement by their failure to pay all amounts owed to the Company under such agreement, in January 2014, the Company obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. The Company may pursue additional damage claims against the purchasers of this business.

Service agreement

In August 2012, Scott James, LLC entered into a service agreement with an agent in Europe regarding the selling, marketing, promotion and distribution of scott james products, including the maintenance of certain showroom space in Milan, Italy dedicated to the scott james business.

In December 2013, a dispute arose between Scott James, LLC and the agent concerning the matters governed by the service agreement.

On February 26, 2014, Scott James, LLC entered into a settlement agreement with the agent whereby the service agreement was terminated and all of the agent’s claims against Scott James, LLC and the Company were released in exchange for consideration of approximately $0.2 million, which the Company recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013. The Company paid this settlement amount on March 3, 2014.

Other

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Commitments

The Company leases premises and equipment under operating leases. As of December 31, 2013, for operating leases in continuing operations with an initial or remaining non-cancelable term in excess of one year, the future minimum lease payments under such leases and future sublease rentals to be received under non-cancelable subleases related to such leases are as follows:

	(In thousands)
Year	Minimum Lease Payments	Sublease Rentals
2014	$4,821	$176
2015	4,935	110
2016	5,005	25
2017	5,053	25
2018	4,821	—
Thereafter	19,160	—
	$43,795	$336

For the years ended December 31, 2013 and 2012, rent expense for operating leases for continuing operations was approximately $3.0 million and $2.7 million, respectively. For both of the years ended December 31, 2013 and 2012, sublease rentals were approximately $0.2 million.

The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments under licensing agreements in effect as of December 31, 2013 are as follows:

Year	(In thousands)
2014	$2,712
2015	3,215
$5,927

For the years ended December 31, 2013 and 2012, royalty expense for licensing agreements for continuing operations was approximately $2.7 million and $3.4 million, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure products for future sales to its customers. As of December 31, 2013, these open purchase order commitments for continuing operations amounted to approximately $6.9 million.

Note 12 – Related Party Transactions

Acquisition of Rio

In 2011, to diversify its distribution channels with vertical specialty stores and improve its growth potential, the Company acquired Rio Garment S. de R.L. by way of a merger of that entity with and into RG Merger Sub S.A., a wholly-owned subsidiary of the Company, which was subsequently renamed Rio Garment S.A. (“Rio”). Upon closing, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, upon the closing, the Company issued to the former Rio equity holders an aggregate of $2.6 million of common stock (967,009 shares from treasury) and held back an additional $6.5 million of common stock for potential post-closing purchase price adjustments and indemnification claims. The former Rio equity holders include: (i) Paul Buxbaum, a director of the Company who was appointed to the position of Chief Executive Officer (“CEO”) in 2013, as discussed further below, (ii) Benjamin Yogel, a current director of the Company and (iii) David Gren, the current president of Rio.

During 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the former Rio equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the merger agreement. The remaining $1.8 million of the escrowed amount was paid to the former Rio equity holders relating to Rio’s 2011 “Adjusted EBITDA,” as determined in accordance with the merger agreement. In addition, during 2012, of the $6.5 million of common stock held back as contingent consideration discussed above, the Company issued to a representative of the former Rio equity holders a total of $3.0 million of common stock (814,096 shares from treasury) relating to Rio’s 2011 Adjusted EBITDA and potential tax indemnification claims pursuant to the terms of the merger agreement.

On April 5, 2013, the Company and the former Rio equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, approximately $3.0 million of contingent consideration, which was originally due to the former Rio equity holders within 10 days of the 18-month anniversary of the closing date, would be paid no later than the earlier of August 26, 2014 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382. The Amendment to the Agreement and Plan of Merger also provided that the release of an additional $0.5 million of consideration, which remained contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership change as defined by Internal Revenue Code Section 382. On July 15, 2013, following an examination of trading activity in the Company’s common stock and certain other corporate actions, the Board determined that on March 7, 2013, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code. As a result, in the third quarter of 2013, the Company issued to a representative of the former Rio equity holders a total of $3.5 million of common stock (959,429 newly-issued shares) for this contingent consideration.

Buxbaum Group Agreements

On January 28, 2013, the Company entered into a letter agreement (the “Letter Agreement”) with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”). Pursuant to the Letter Agreement, Buxbaum Group provided certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s CEO, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending (unless extended by mutual agreement) on May 16, 2013 (the “Term”). The agreement was extended until July 16, 2013. Mr. Buxbaum was not entitled to any direct compensation from the Company in respect of his service as its CEO. During the year ended December 31, 2013, the Company incurred $412,500 in advisory consulting services to Buxbaum Group pursuant to the Letter Agreement.

On July 18, 2013, the Company entered into a Management Agreement (the “Management Agreement”) with Buxbaum Group dated as of July 16, 2013, which replaced the Letter Agreement.

Pursuant to the Management Agreement, Mr. Buxbaum will serve as President and CEO of the Company (together with such other position or positions consistent with Mr. Buxbaum’s title as the Board and Mr. Buxbaum agree from time to time) and will have such duties and responsibilities commensurate with such title. If requested, Mr. Buxbaum will serve as Chairman of the Board and a director of the Company and as an officer and/or director of any other member of the Company and its subsidiaries, in each case without additional compensation.

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

Buxbaum Group will be paid an annual fee of $450,000. During the year ended December 31, 2013, the Company incurred $225,000 of consulting fees to Buxbaum Group pursuant to the Management Agreement. In addition, Buxbaum Group will be eligible to receive an annual incentive fee determined in the sole discretion of the Compensation Committee of the Board and reimbursement for Mr. Buxbaum’s medical insurance benefits. Mr. Buxbaum is entitled to receive such equity awards as the Compensation Committee of the Board may determine in its sole discretion from time to time. On July 17, 2013, Mr. Buxbaum was granted 1,000,000 non-qualified options to purchase the Company’s common stock. See Note 13 – Stock Plans, Incentive Plan and Retirement Savings Plan.

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

On December 23, 2013, on behalf of the Company, Buxbaum Group remitted $120,000 to one of the Company’s vendors. As such, the Company recorded a liability due to Buxbaum Group, which was included in Accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2013. The Company repaid this $120,000 liability to Buxbaum Group on January 7, 2014.

In connection with the Lender’s extension of additional borrowing availability to the Company under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which is discussed in Note 9 – Credit Facility, on February 6, 2014, at the request of the Lender, Mr. Buxbaum entered into a liquidation support agreement with the Lender. Pursuant to such agreement and at no cost to the Company, Mr. Buxbaum will provide certain liquidation services to the Lender in the event of a default under the Credit Agreement.

Other

The Company sold certain assets related to the scott james clothing brand and line to a former employee on June 7, 2013. See Note 14 – Dispositions and Discontinued Operations.

The Company paid approximately $0.8 million and $0.2 million for screen printing services to a vendor affiliated with Mr. Gren for the years ended December 31, 2013 and 2012, respectively. Accounts payable to this vendor was $28,000 and $6,000 as of December 31, 2013 and 2012, respectively.

Note 13 – Stock Plans, Incentive Plan and Retirement Savings Plan

Stock Plans

Stock-based compensation expense related to the Company’s stock plans was approximately $0.4 million (no tax benefit) and $0.8 million (no tax benefit) for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $2.4 million of unrecognized compensation expense related to the Company’s stock awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

2009 Plan

Overview

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “2009 Plan”) is designed to assist the Company in attracting, retaining, motivating and rewarding key employees, officers, directors and consultants, and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of these individuals with those of the Company’s stockholders, although the Company’s stockholders will experience dilution if and when such shares are ultimately issued. The 2009 Plan permits the Company to award eligible persons nonqualified stock options, restricted stock and other stock-based awards.

On July 17, 2013, the Board adopted an amendment to the 2009 Plan to increase the total number of shares of the Company’s common stock available for issuance under the 2009 Plan by 1,000,000 shares. As a result of the amendment, the total number of shares of the Company’s common stock authorized for issuance under the 2009 Plan is 1,880,000 shares.

Restricted stock

In connection with the adoption of the 2009 Plan, the Board approved grants of restricted stock to employees, managers, named executive officers and directors. Ten percent of each restricted stock award was subject to time-based vesting and the remaining 90% of each restricted stock award was subject to performance-based vesting. During the year ended December 31, 2012, 459,000 shares of non-vested restricted stock were surrendered for cancellation by the grantees pursuant to which each such individual was granted options to purchase the Company’s common stock in consideration for the cancellation of such shares of restricted stock held by them. In connection with such transactions, a total of 331,250 stock options were granted. In 2012, 6,518 shares of common stock were returned to the 2009 Plan, which allows employees to satisfy their applicable tax withholding obligations by using shares of common stock that would otherwise be deliverable upon the vesting of the restricted stock. There were no restricted stock awards outstanding as of December 31, 2013 and 2012.

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
•

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of: (i) the second anniversary of the Date of Grant or (ii) the achievement by the Company of at least $5 million of trailing twelve months Adjusted EBITDA;

•

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of: (i) the third anniversary of the Date of Grant or (ii) the achievement by the Company of at least $7.5 million of trailing twelve months Adjusted EBITDA;

•

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of: (i) the fourth anniversary of the Date of Grant or (ii) the achievement by the Company of at least $10 million of trailing twelve months Adjusted EBITDA; and

•

An additional 20% of the Options in each Option Group will vest upon the earlier to occur of: (i) the fifth anniversary of the Date of Grant or (ii) the achievement by the Company of at least $12.5 million of trailing twelve months Adjusted EBITDA.

For purposes of the Option Grant: (i) the phrase “trailing twelve months Adjusted EBITDA” means the (a) earnings before interest taxes depreciation and amortization (“EBITDA”) of the Company less (b) the amount of Acquired Base EBITDA (defined below), in each case, for the twelve full calendar months prior to the date such amount is being measured, as calculated by the Company on a monthly basis and (ii) the phrase “Acquired Base EBITDA” means an amount equal to the aggregate amount of EBITDA of the Company attributable to all businesses acquired by the Company (whether by asset purchase, equity purchase, merger or otherwise) since the Date of Grant, all as determined by the Company.

In 2013, the Company also granted 137,250 stock options to certain directors, officers and employees under the 2009 Plan, with a weighted-average exercise price of $3.13. These options expire 10 years from the grant date and vest ratably over a weighted-average requisite service period of approximately four years following the grant dates.

In 2012, in addition to the 331,250 stock options granted in exchange for the cancellation of shares of restricted stock discussed above, the Company granted an additional 375,750 stock options to certain directors, officers and employees under the 2009 Plan. For all of the stock options granted in 2012, 25% of such options vest and become exercisable on December 31 of each year beginning 2012 through 2015. The options expire 10 years from the dates of grant.

In 2013 and 2012, the Company granted a total of 1,137,250 and 707,000 stock options, respectively, with the following weighted-average exercise prices and grant-date fair values:

	2013	2012
Exercise price	$8.14	$2.25
Fair value	$2.54	$1.54

The Company estimated the grant-date fair value of all stock options granted in 2013 and 2012 using the Black-Scholes option pricing model, using the following weighted-average assumptions:

	2013	2012
Risk-free interest rate	1.6%	1.0%
Expected life (years)	6.5	6.1
Expected volatility	75%	79%
Expected dividend yield	0%	0%

The risk-free interest rate was based on the U.S. Treasury yield curve in effect as of each option’s grant date and with a term approximating the expected life of the options. The expected life of the options was based on the midpoint between the average vesting term and the contractual term. The expected volatility for the periods of the expected life of the options was based on historical volatilities of the Company’s stock price. The expected dividend yield was based on the Company’s historical practice and expected annual dividend.

The following table summarizes the activity for the year ended December 31, 2013 for the stock options granted under the 2009 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	555,250	$2.30
Granted	1,137,250	$8.14
Exercised	(48,188)	$2.05		$71
Canceled, forfeited or expired	(222,062)	$2.11
Outstanding as of December 31, 2013	1,422,250	$7.01	9.3	$300
Vested and expected to vest as of December 31, 2013	1,422,250	$7.01	9.3	$300
Exercisable as of December 31, 2013	149,688	$2.50	8.4	$139

The total grant-date fair value of stock options vested during the years ended December 31, 2013 and 2012 was approximately $0.1 million and $0.2 million, respectively, and the total market value of these options on the dates vested was approximately $0.3 million and $0.4 million, respectively. Cash received by the Company for the exercise of stock options in 2013 totaled $12,000 and taxes paid by the Company on behalf of certain individuals who exercised stock options totaled $25,000. There were no stock options exercised in 2012. Shares are issued from treasury upon the exercise of a stock option.

Other Stock Awards

Separate from the 2009 Plan, on May 2, 2011, the Company granted 100,000 stock options to the then chief executive officer. The options would have expired 10 years from the grant date and would have vested ratably over two years following the grant date, subject to the then chief executive officer’s continued service through the applicable vesting dates. On January 15, 2013, the Company’s then chief executive officer resigned and the remaining unvested options were forfeited at that time.

The following table summarizes the activity for the year ended December 31, 2013 related to the stock options granted on May 2, 2011:

	Number of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2012	33,334	$3.09
Granted	—	—
Vested	—	—
Forfeited	(33,334)	3.09
Outstanding as of December 31, 2013	—	$—

On May 2, 2011, the Company also granted 100,000 restricted stock units (“RSUs”) to the then chief executive officer. Each RSU represented the right to receive one share of the Company’s common stock upon settlement. The RSUs would have vested and settled ratably over two years following the grant date, subject to the then chief executive officer’s continued service through the applicable vesting dates. On January 15, 2013, upon the resignation of the Company’s then chief executive officer, the remaining unvested RSUs were forfeited. In 2012, 10,455 shares of common stock were returned to the Company by the then chief executive officer pursuant to a net issuance in connection with the settlement of certain RSUs in order to satisfy applicable tax withholding obligations.

The following table summarizes the activity for the year ended December 31, 2013 related to the non-vested RSUs granted on May 2, 2011:

	Number of RSUs	Weighted- Average Fair Value at Grant Date
Non-vested as of December 31, 2012	33,333	$3.09
Granted	—	—
Vested	—	—
Forfeited	(33,333)	3.09
Non-vested as of December 31, 2013	—	$—

On August 25, 2011, the Company granted 150,000 restricted shares of common stock (the “restricted stock”) to the then chief executive officer. The shares of restricted stock would have vested ratably over two years following the grant date, subject to the then chief executive officer’s continued service through the applicable vesting dates. On January 15, 2013, upon the resignation of the Company’s then chief executive officer, the remaining unvested restricted shares were forfeited.

The following table summarizes the activity for the year ended December 31, 2013 related to the non-vested restricted stock granted on August 25, 2011:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested as of December 31, 2012	50,000	$2.74
Granted	—	—
Vested	—	—
Forfeited	(50,000)	2.74
Non-vested as of December 31, 2013	—	$—

Incentive Plan

The Company adopted The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which the Company will grant annual performance-based bonuses to certain of its employees. The goal of the Bonus Plan is to align the annual interests of management and other key employees with those of the Company and its stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan are a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved. The Company did not grant a bonus under the Bonus Plan for fiscal years 2013 and 2012.

Retirement Savings Plan

The Company and certain subsidiaries have a 401(k) retirement savings plan under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company’s matching contribution is determined annually at the discretion of the Board. All Company matching contributions vest fully after six years of employment. The Board suspended matching contributions in May 2009 and resumed matching contributions effective January 1, 2012. Matching contributions for both of the years ended December 31, 2013 and 2012 were approximately $0.1 million.

Note 14 – Dispositions and Discontinued Operations

The Company continually reviews its portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with the Company’s business strategy. As a part of this review, on June 7, 2013, the Company sold its assets related to the scott james clothing brand and line, including the trademarks and domain names relating to this business, as well as all retail inventory and other tangible property located in the Boston and Minneapolis store locations, and certain other related assets, to entities controlled by Scott Kuhlman. Mr. Kuhlman was the founder of the scott james business, which was acquired by the Company in 2010. Prior to the Company’s sale of the scott james business, Mr. Kuhlman was employed by the Company as President and Creative Director of the scott james business since 2010. The terms of the transaction, including the consideration, were determined by the parties in arm’s length negotiations.

Pursuant to the asset purchase agreement, the purchasers are required to pay/provide the following to the Company: (i) $846,000, which represents the landed duty paid value of all fall 2013 production commitments, provided that such amounts shall be paid under a three party agreement between one of the purchasers, the Company and Bibby Financial Services (CA), Inc. (“Bibby”), a financial services company that is providing accounts receivable funding to the purchasers, under which one of the purchasers shall irrevocably direct Bibby to pay to the Company all amounts that Bibby would otherwise remit or make available to the purchaser with respect to the sale of accounts receivable to Bibby in connection with the sale of such fall 2013 production; (ii) approximately $280,000, which represents agreed values for inventory in the Boston and Minneapolis retail locations and certain non-inventory assets, to be paid through a surrender of 50% of retail sales revenues generated from such locations or any other locations that the purchasers open, payable monthly; and (iii) $550,000 for the trademark and domain name assets, with $100,000 payable in a lump sum by April 1, 2014 and the remaining $450,000 payable over 54 equal monthly payments of $8,333.33 beginning July 2013. During the year ended December 31, 2013, the Company received payments totaling approximately $755,000 pursuant to the asset purchase agreement.

The Company was granted a license to use the “sj by scott james” trademark in agreed upon defined channels. The purchasers assumed balance sheet liabilities of the scott james business incurred on and after June 1, 2013, the contracts for the real estate leases in Boston and Minneapolis, liabilities in connection with certain international operations, any liabilities resulting from consignment inventory accounts and certain other liabilities relating to the software and website operations. The Company agreed to provide the purchasers with access to and use of the New York showroom used by the business for a fee of $6,000 per month on a month-to-month basis. The Company continued to have obligations under the Boston and Minneapolis store leases as a guarantor (and under any other contracts assumed where the Company or any of its affiliates have provided a guaranty); the parties covenanted to use commercially reasonable efforts to replace all such guarantees. However, as further discussed in Note 11 – Commitments and Contingencies, due to the purchasers’ default under the Boston and Minneapolis store leases and a dispute regarding a service agreement, actions were taken against the Company by the other parties to such agreements. As a result, subsequent to December 31, 2013, the Company entered into settlement agreements and paid the related settlement amounts regarding these agreements. All such settlement amounts were recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013.

Additionally, as a result of the purchasers’ breach, in January 2014, the Company obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. The Company may pursue additional damage claims against the purchasers of this business.

In connection with the sale of the scott james business, the Company recorded a loss of approximately $1.2 million during the year ended December 31, 2013.

In accordance with GAAP, the consolidated financial statements reflect the financial position, results of operations and cash flows of the scott james business as discontinued operations. The assets and liabilities of the Company’s discontinued operations are included in Assets of discontinued operations and Liabilities of discontinued operations, respectively, in the consolidated balance sheets. The underlying assets and liabilities of the discontinued operations as of December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Trade and other receivables, net	$123	$209
Inventories, net	51	2,021
Other current assets	3	255
Fixed assets, net	—	208
Assets of discontinued operations	$177	$2,693

Accrued expenses and other liabilities	$770	$476
Liabilities of discontinued operations	$770	$476

As of both December 31, 2013 and 2012, assets of approximately $0.1 million and liabilities of approximately $0.2 million, remain in the table above related to divisions disposed and discontinued prior to 2012.

The operating results for the discontinued operations for the years ended December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Net sales	$2,068	$2,647

Gross loss	(1,965)	(2,464)

Loss on sale of discontinued operations	(1,239)	—

Loss from discontinued operations before income taxes	(3,204)	(2,464)
Income tax provision	4	—
Loss from discontinued operations, net of taxes	$(3,208)	$(2,464)

Cash flows related to discontinued operations have been reported separately in the consolidated statements of cash flows.

Note 15 – Loss Per Share

No adjustments to loss from continuing operations were necessary to calculate basic and diluted net loss per share from continuing operations for the years ended December 31, 2013 and 2012.

For the year ended December 31, 2013, options to purchase 1,422,250 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations. For the year ended December 31, 2012, options to purchase 655,250 shares and 33,333 RSUs were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations.

Note 16 – Severance

During the year ended December 31, 2013, the Company incurred approximately $1.0 million in severance costs, primarily related to the resignation of the Company’s former chief executive officer whereby the Company entered into a separation and release agreement with him that entitled him to separation pay of approximately $0.7 million, which was recorded in the quarter ended March 30, 2013 when the resignation was communicated.

During the year ended December 31, 2012, the Company initiated a cost savings plan primarily related to workforce reduction and incurred approximately $0.6 million in severance costs related to personnel reductions.

Severance costs are included in Selling, general and administrative expenses in the consolidated statements of operations. A reconciliation of the beginning and ending liability balances for accrued severance costs included in Accrued expenses and other liabilities in the consolidated balance sheets is shown below:

(In thousands)	2013	2012
Beginning of period	$243	$—
Costs charged to expense	1,037	644
Costs paid or settled	(1,245)	(401)
End of period	$35	$243

Note 17 – Stockholder Rights Plan

On August 13, 2008, the Board adopted a Stockholder Rights Plan in which preferred share purchase rights (a “Right”) were distributed as a dividend at the rate of one Right for each outstanding share of common stock as of the close of business on August 25, 2008. There were 5,469,165 outstanding shares of common stock on August 25, 2008, and the Rights extended to shares issued after this date. The Rights expired on August 23, 2013.

Note 18 – Quarterly Financial Information (Unaudited)

Selected consolidated quarterly financial information is set forth in the tables below:

Year Ended December 31, 2013 (In thousands, except per share data)	First Quarter	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter	Total Year
Net sales	$18,914	$26,136	$25,025	$34,979	$105,054
Gross profit	3,370	5,340	5,394	5,816	19,920
Selling, general and administrative expenses	8,003	8,441	8,097	7,381	31,922
Lease litigation settlement	—	(6,113)	—	—	(6,113)
Loss on lease obligation	—	520	—	4,894	5,414
Impairment of goodwill	—	—	—	2,099	2,099
Impairment of long-lived assets, other than goodwill	—	—	—	612	612
(Loss) income from operations	(4,633)	2,492	(2,703)	(9,170)	(14,014)
(Loss) income from continuing operations before income taxes	(4,689)	2,424	(2,716)	(9,595)	(14,576)

(Loss) income from continuing operations	(4,831)	2,302	(1,427)	(8,876)	(12,832)
Loss from discontinued operations, net of taxes	(551)	(1,168)	(490)	(999)	(3,208)
Net (loss) income	$(5,382)	$1,134	$(1,917)	$(9,875)	$(16,040)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.65)	$0.31	$(0.19)	$(1.05)	$(1.65)
Loss from discontinued operations, net of taxes	(0.07)	(0.16)	(0.06)	(0.12)	(0.41)
Net (loss) income	$(0.72)	$0.15	$(0.25)	$(1.17)	$(2.06)

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.65)	$0.30	$(0.19)	$(1.05)	$(1.65)
Loss from discontinued operations, net of taxes	(0.07)	(0.15)	(0.06)	(0.12)	(0.41)
Net (loss) income	$(0.72)	$0.15	$(0.25)	$(1.17)	$(2.06)

Year Ended December 31, 2012 (In thousands, except per share data)	First Quarter	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter	Total Year
Net sales	$21,971	$17,639	$35,116	$40,188	$114,914
Gross profit	3,784	4,146	6,971	8,267	23,168
Selling, general and administrative expenses	8,121	7,426	7,737	7,772	31,056
(Loss) income from operations	(4,337)	(3,280)	(766)	495	(7,888)
(Loss) income from continuing operations before income taxes	(4,391)	(3,367)	(785)	309	(8,234)

Loss from continuing operations	(4,437)	(3,413)	(795)	(630)	(9,275)
Loss from discontinued operations, net of taxes	(517)	(353)	(727)	(867)	(2,464)
Net loss	$(4,954)	$(3,766)	$(1,522)	$(1,497)	$(11,739)

Basic loss per share:
Loss from continuing operations	$(0.66)	$(0.46)	$(0.10)	$(0.08)	$(1.27)
Loss from discontinued operations, net of taxes	(0.08)	(0.05)	(0.10)	(0.12)	(0.34)
Net loss	$(0.74)	$(0.51)	$(0.20)	$(0.20)	$(1.61)

Diluted loss per share:
Loss from continuing operations	$(0.66)	$(0.46)	$(0.10)	$(0.08)	$(1.27)
Loss from discontinued operations, net of taxes	(0.08)	(0.05)	(0.10)	(0.12)	(0.34)
Net loss	$(0.74)	$(0.51)	$(0.20)	$(0.20)	$(1.61)

Disposition of scott james Assets

As discussed in Note 14 – Dispositions and Discontinued Operations, on June 7, 2013, the Company sold its assets related to the scott james business. As a result, the consolidated financial statements reflect the results of operations of the scott james business as discontinued operations for all periods presented.

Restatement for Correction of an Error

GAAP requires that general corporate overhead shall not be allocated to discontinued operations. However, all corporate SG&A expenses that were allocated to the scott james business prior to its disposition, as well as $29,000 of corporate SG&A expenses that were mistakenly allocated to the scott james business in the third quarter of 2013, were incorrectly classified in Loss from discontinued operations, net of taxes in the consolidated statements of operations for all of the respective quarterly and year-to-date periods included in the Company’s Quarterly Reports on Form 10-Q for each of the quarters ended June 29, 2013 and September 28, 2013, filed on August 13, 2013 and November 12, 2013, respectively. This error in the application of GAAP resulted in an understatement of SG&A expenses reported in (loss) income from continuing operations and a corresponding overstatement of the losses reported in discontinued operations in the consolidated statements of operations for the previously reported periods noted above. The basic and diluted net (loss) income per share amounts from continuing operations and from discontinued operations reported for such periods were also misstated as a result of this error.

The “(As Restated)” amounts presented above reflect the Company’s correction of this error through the retroactive restatement of all of the affected consolidated statements of operations line items and per share amounts for all of the affected quarters. The amounts reclassified from Loss on discontinued operations, net of taxes to Selling, general and administrative expenses in continuing operations totaled approximately $0.5 million per quarter for each quarter in 2012 and for the first two quarters of 2013, and $29,000 for the third quarter of 2013. However, this error had no impact on total Net (loss) income or total basic and diluted net (loss) income per share for any of the affected periods previously reported as it represented a misclassification between line items in the consolidated statements of operations. Additionally, this error had no impact on the consolidated balance sheets, the consolidated statements of stockholders’ equity or the operating, investing and financing activities categories in the consolidated statements of cash flows (only a misclassification between line items within operating activities) for any of the affected periods previously reported.

Note 19 – Subsequent Events

Acquisition

On February 19, 2014, the Company entered into an Installment Purchase and Sale Agreement (the “Agreement”) with Maverick J, LLC (“Maverick J”) and Maverick J, SPE, LLC (“Maverick SPE,” and collectively with Maverick J, “Seller”), Rick Solomon Enterprises, Inc. and Richard Solomon pursuant to which the Company acquired certain of the assets of the Seller, including the James Campbell trademarks and brands (subject to a license and deferred transfer as described below) and the following related assets: historical drawings, patterns, designs, teck packs and any other historical and related intellectual property, fabric swatches, library/trim records and certain samples.

The Company has agreed to pay minimum aggregate purchase price consideration of $1.3 million, of which $300,000 was paid at closing and the balance of which is payable in installments totaling $500,000 in each of 2015 and 2016. The Company has also agreed to pay Seller for each of the five years following the closing, additional purchase price payments, referred to as “excess payments,” equal to 5% of annual net sales, as defined, in excess of $5.0 million; provided that if and when Seller has received an aggregate of $2.5 million of purchase price (including the excess payments), the excess payment percentage rate will be reduced to 2.5% with respect to all net sales made thereafter.

The Company has agreed to assume certain licenses of Seller and has also separately agreed to purchase up to 22,000 units of excess finished goods inventory of Maverick J for an amount equal to 115% of invoiced cost.

The James Campbell trademarks and brands initially will be licensed to the Company on an exclusive basis pursuant to a Master License Agreement dated as of February 19, 2014 (the “License Agreement”) between Maverick SPE and the Company. Title to the trademarks and brands will be transferred to the Company on the date (referred to as the “Slated Transfer Date”) when the Seller has received an aggregate of $1.25 million of purchase price (including excess payments), provided that:

●	The Company has net worth, excluding goodwill, of $1.25 million and is not in material breach of any of its bank covenants with its lenders; and
●	No license termination event, as defined, has occurred.

In the event that the conditions in the two preceding bullets are not satisfied as of the Slated Transfer Date, the License Agreement will continue and title to the James Campbell trademarks and brands will be transferred to the Company on the earlier of:

●

The date that the Company’s net worth, excluding goodwill, exceeds $2.5 million less the aggregate amount of purchase price and excess payments received by Seller through such date; provided that the Company is not in material breach of any of its bank covenants with its lenders and provided that all payments required to be paid through such date pursuant to the Agreement and the License Agreement have been made by the Company through such date; and

●	December 31, 2018 (provided that all payments required pursuant to this Agreement and the License Agreement have been made by the Company through such date).

The License Agreement will terminate upon the first to occur of:

●	The transfer of the James Campbell trademarks and brands to the Company pursuant to the Purchase Agreement; or
●

The termination of the License Agreement by Seller as a result of the default by the Company of its payment obligations or a breach by the Company of certain provisions of the Agreement or the License Agreement or of its obligation to purchase the excess inventory.

The agreements contain other terms typical of transactions of this type, including representations and warranties, indemnification, covenants, events of default and termination.

The Company acquired the James Campbell assets described above as part of its strategy to diversify its product and customer base by adding owned brands to the Company’s portfolio.

The accounting for this acquisition, including the purchase price allocation, is incomplete at this time but is expected to be completed in the first quarter of 2014 after the Company’s receipt and review of all relevant information, including the analysis of the acquisition-date fair value of assets acquired and purchase price consideration transferred (including liabilities incurred for contingent consideration) and the related valuation reports from an independent third party. The purchase price allocation is expected to primarily impact intangible assets, inventories and liabilities for contingent consideration.

Matters Related to scott james

As further discussed in Note 11 – Commitments and Contingencies, subsequent to December 31, 2013, the Company entered into settlement agreements and paid the related settlement amounts regarding two leases and a service agreement related to the scott james business. All such settlement amounts were recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013.

Additionally, as further discussed in Note 14 – Dispositions and Discontinued Operations, in January 2014, the Company obtained ownership of certain intellectual property assets from Scott James Company, LLC and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code.

Credit Facility

As further discussed in Note 9 – Credit Facility, on February 24, 2014, the Lender extended the Company additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base.

Additionally, as further discussed in Note 9 – Credit Facility, on April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to amend the minimum consolidated EBITDA levels under the financial covenant and to add an additional financial covenant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Previously reported in our Current Report on Form 8-K filed with the SEC on September 21, 2012.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company and;

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error or fraud and the circumvention or overriding of the controls and procedures. Accordingly, the Company’s disclosure controls and procedures are designed to provide only reasonable, and not absolute, assurance of achieving their objectives.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report on internal control over financial reporting by the Company’s registered public accounting firm because, pursuant to rules of the SEC, such an attestation report is only required if the registrant is an accelerated filer or a large accelerated filer.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to amend the minimum consolidated EBITDA levels under the financial covenant effective for the period beginning February 28, 2014 through December 31, 2014 and to add an additional financial covenant. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 9 – Credit Facility. The foregoing summary of the First Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the First Amendment to Credit Agreement, a copy of which is filed as Exhibit 10.44 to this Annual Report.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive proxy statement (the “2014 proxy statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2013.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our 2014 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as provided herein, the information required by this item is incorporated by reference from our 2014 proxy statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding securities to be issued upon exercise of outstanding stock options and securities remaining available for issuance under our equity compensation plan. The 2009 Plan is the only compensation plan with shares authorized.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	None	N/A	None
Equity compensation plans not approved by stockholders	1,422,250	$7.01	339,682
Total	1,422,250	$7.01	339,682

See Item 8. Financial Statements and Supplementary Data, Note 15 – Stock Plans, Incentive Plan and Retirement Savings Plan for additional information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our 2014 proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our 2014 proxy statement.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

(1) Financial Statements:

The following consolidated financial statements are submitted in Part II, Item 8. Financial Statements and Supplementary Data at the indicated page of this Annual Report:

(2) Financial Statement Schedules:

Not applicable.

(3) Exhibits:

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of June 13, 2011, by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L., the Equityholders of Rio Garment S. de R.L. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

2.2

Amendment to Agreement and Plan of Merger, dated as of August 15, 2011, by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2011).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of August 25, 2011, by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L. and BGY II, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2011).

2.4

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of March 7, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2013).

2.5

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of April 5, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

2.6	Asset Purchase Agreement, dated as of June 7, 2013, by and among Hampshire Group, Limited, Scott James Company, LLC, SJ Trademark, LLC and Scott Kuhlman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2013).

2.7	Installment Purchase and Sale Agreement, dated as of February 19, 2014, among Hampshire Group, Limited, Maverick J, LLC, Maverick J, SPE, LLC, Rick Solomon Enterprises, Inc. and Richard Solomon (omitted schedules and exhibits will be supplied to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

2.8	Master License Agreement, dated as of February 19, 2014, between Maverick J, SPE, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

3.1	Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to Exhibit 3.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

3.3	Hampshire Group, Limited Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2008).

3.4

Certificate of Designation of Series A Junior Participating Preferred Stock of Hampshire Group, Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2008).

3.5

Certificate of Amendment of Restated Certificate of Incorporation of Hampshire Group, Limited, effective as of October 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 filed with the SEC on November 15, 2011).

4.1

Rights Agreement, dated as of August 13, 2008, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2008).

4.2

First Amendment to Rights Agreement, dated as of February 23, 2009, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2009).

4.3

Amendment No. 2 to Rights Agreement, dated as of June 13, 2011, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.1

Lease Agreement, dated as of August 30, 2005, between CK Holdings LLC and Hampshire Designers, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 13, 2006).

10.2*

Indemnification Agreement, dated as of September 11, 2006, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2006).

10.3	Agreement of Lease, dated as of July 11, 2007, between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2007).

10.4*

Indemnification Agreement, dated as of April 29, 2008, by and between Hampshire Group, Limited and Richard Mandell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

10.5*

Indemnification Agreement, dated as of April 29, 2008, by and between Hampshire Group, Limited and Herbert Elish (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

10.6*

Letter Agreement, dated April 15, 2009, between Hampshire Group, Limited and Richard A. Mandell (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2009).

10.7*

Hampshire Group, Limited 2009 Stock Incentive Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.8*+

Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC on October 26, 2011).

10.9*

Letter Agreement, dated December 2, 2009, among Hampshire Group, Limited, MHW Capital Management and Peter H. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

10.10*

Indemnification Agreement, dated December 2, 2009, by and between Hampshire Group, Limited and Peter Woodward (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

10.11*

Employment Agreement, dated as of October 12, 2010, by and between Hampshire Designers, Inc. and Eric Prengel (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC on April 14, 2011).

10.12+

Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc. and Scott James, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 filed with the SEC on November 15, 2011).

10.13*

Indemnification Agreement, dated as of March 16, 2011, by and between Hampshire Group, Limited and Robert C. Siegel (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC on April 14, 2011).

10.14*

Amended and Restated Employment Agreement, dated as of May 2, 2011, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2011).

10.15*

Equity Award Agreement, dated as of May 2, 2011, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2011).

10.16	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.17	Form of Stockholder Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.18*

Employment Agreement, dated as of July 17, 2011, by and between Hampshire Group, Limited and Maura M. Langley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2011).

10.19+

First Amendment to Credit Agreement and Consent, dated as of August 15, 2011, by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC and Hampshire International, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 filed with the SEC on November 15, 2011).

10.20*

Equity Award Agreement, by and between Hampshire Group, Limited and Heath L. Golden, dated as of August 25, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2011).

10.21*

Indemnification Agreement, dated as of August 25, 2011, by and between Hampshire Group, Limited and David Gren (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 15, 2012).

10.22*

Indemnification Agreement, dated as of March 7, 2012, by and between Hampshire Group, Limited and Maura M. Langley (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.23*

Indemnification Agreement, dated as of March 13, 2012, by and between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.24*

Indemnification Agreement, dated as of March 15, 2012, by and between Hampshire Group, Limited and Benjamin C. Yogel (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.25*

Form of Option Grant Notice and Agreement pursuant to the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.26

Second Amendment to Credit Agreement and Amendment to Other Loan Documents, dated as of April 30, 2012, by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC and Hampshire International, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2012).

10.27*

Employment Agreement, dated as of August 13, 2012, by and between Hampshire Group, Limited and Robert S. Stec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed with the SEC on May 9, 2013).

10.28*

Separation, Consulting and Release Agreement, dated as of January 18, 2013, between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2013).

10.29*

Letter Agreement, dated as of January 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 1, 2013).

10.30

Amended and Restated Voting Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren, YIH III, LLC and BGY II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.31*

Letter Agreement Amendment to the Stockholder Rights Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.32*

Indemnification Agreement, dated as of April 23, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Bobby Melnick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.33*

Indemnification Agreement, dated as of April 23, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Frank Tworecke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.34*

Letter Agreement, dated May 15, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.35*

Employment Agreement, dated as of May 20, 2013, by and between Hampshire Group, Limited and Trey A. Darwin (incorporated by reference to Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.36*

Letter Agreement, dated May 31, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2013).

10.37

Third Amendment to Credit Agreement, Amendment to Other Loan Documents and Consent and Waiver, dated as of June 7, 2013, by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC and Hampshire International, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 filed with the SEC on August 13, 2013).

10.38*

Letter Agreement, dated June 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.39*

Amendment Number 1 to the Hampshire Group, Limited 2009 Stock Incentive Plan, dated as of June 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.40*

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.41*

Option Grant Notice and Agreement, dated as of July 17, 2013, between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.42*

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

10.43

Credit Agreement, dated as of September 26, 2013, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus Capital Partners, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.44**

First Amendment to Credit Agreement, dated as of April 11, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.45* **	Non-Employee Directors Stock Fee Election Program, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan.

14.1

Hampshire Group, Limited & Subsidiaries Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

14.2

Hampshire Group, Limited & Subsidiaries Complaint Procedures for Accounting and Auditing Matters (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

21.1**	Subsidiaries of the Company.

23.1**	Consent of Elliott Davis, LLC.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from this Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (v) the Notes to the Consolidated Financial Statements.**

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

+

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

(b) The above-referenced exhibits are being filed with this Form 10-K.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampshire Group, Limited

Date: April 11, 2014	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2014.

Signature	Title

/s/ Paul M. Buxbaum	Chairman of the Board, President and Chief Executive Officer
Paul M. Buxbaum	(Principal Executive Officer)

/s/ Trey A. Darwin	Vice President and Chief Financial Officer
Trey A. Darwin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benjamin C. Yogel	Lead Director
Benjamin C. Yogel

/s/ Robert C. Siegel	Director
Robert C. Siegel

/s/ Bobby Melnick	Director
Bobby Melnick

/s/ Frank Tworecke	Director
Frank Tworecke

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of June 13, 2011, by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L., the Equityholders of Rio Garment S. de R.L. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

2.2

Amendment to Agreement and Plan of Merger, dated as of August 15, 2011, by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2011).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of August 25, 2011, by and among Hampshire Group, Limited, RG Merger Sub, S.A., Rio Garment S. de R.L. and BGY II, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2011).

2.4

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of March 7, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2013).

2.5

Letter Agreement Amendment to the Agreement and Plan of Merger, dated as of April 5, 2013, by and among Hampshire Group, Limited, Rio Garment S.A. and BGY II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

2.6	Asset Purchase Agreement, dated as of June 7, 2013, by and among Hampshire Group, Limited, Scott James Company, LLC, SJ Trademark, LLC and Scott Kuhlman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2013).

2.7	Installment Purchase and Sale Agreement, dated as of February 19, 2014, among Hampshire Group, Limited, Maverick J, LLC, Maverick J, SPE, LLC, Rick Solomon Enterprises, Inc. and Richard Solomon (omitted schedules and exhibits will be supplied to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

2.8	Master License Agreement, dated as of February 19, 2014, between Maverick J, SPE, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

3.1	Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to Exhibit 3.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Hampshire Group, Limited (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

3.3	Hampshire Group, Limited Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2008).

3.4

Certificate of Designation of Series A Junior Participating Preferred Stock of Hampshire Group, Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2008).

3.5

Certificate of Amendment of Restated Certificate of Incorporation of Hampshire Group, Limited, effective as of October 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 filed with the SEC on November 15, 2011).

4.1

Rights Agreement, dated as of August 13, 2008, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2008).

4.2

First Amendment to Rights Agreement, dated as of February 23, 2009, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2009).

4.3

Amendment No. 2 to Rights Agreement, dated as of June 13, 2011, by and between Hampshire Group, Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.1

Lease Agreement, dated as of August 30, 2005, between CK Holdings LLC and Hampshire Designers, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 13, 2006).

10.2*

Indemnification Agreement, dated as of September 11, 2006, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2006).

10.3	Agreement of Lease, dated as of July 11, 2007, between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2007).

10.4*

Indemnification Agreement, dated as of April 29, 2008, by and between Hampshire Group, Limited and Richard Mandell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

10.5*

Indemnification Agreement, dated as of April 29, 2008, by and between Hampshire Group, Limited and Herbert Elish (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2008).

10.6*

Letter Agreement, dated April 15, 2009, between Hampshire Group, Limited and Richard A. Mandell (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2009).

10.7*

Hampshire Group, Limited 2009 Stock Incentive Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.8*+

Hampshire Group, Limited 2010 Cash Incentive Bonus Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC on October 26, 2011).

10.9*

Letter Agreement, dated December 2, 2009, among Hampshire Group, Limited, MHW Capital Management and Peter H. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

10.10*

Indemnification Agreement, dated December 2, 2009, by and between Hampshire Group, Limited and Peter Woodward (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

10.11*

Employment Agreement, dated as of October 12, 2010, by and between Hampshire Designers, Inc. and Eric Prengel (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC on April 14, 2011).

10.12+

Credit Agreement, dated as of October 28, 2010, by and among Hampshire Group, Limited, Hampshire Designers, Inc., Item-Eyes, Inc. and Scott James, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 filed with the SEC on November 15, 2011).

10.13*

Indemnification Agreement, dated as of March 16, 2011, by and between Hampshire Group, Limited and Robert C. Siegel (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC on April 14, 2011).

10.14*

Amended and Restated Employment Agreement, dated as of May 2, 2011, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2011).

10.15*

Equity Award Agreement, dated as of May 2, 2011, by and between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2011).

10.16	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.17	Form of Stockholder Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.18*

Employment Agreement, dated as of July 17, 2011, by and between Hampshire Group, Limited and Maura M. Langley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2011).

10.19+

First Amendment to Credit Agreement and Consent, dated as of August 15, 2011, by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC and Hampshire International, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 filed with the SEC on November 15, 2011).

10.20*

Equity Award Agreement, by and between Hampshire Group, Limited and Heath L. Golden, dated as of August 25, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2011).

10.21*

Indemnification Agreement, dated as of August 25, 2011, by and between Hampshire Group, Limited and David Gren (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 15, 2012).

10.22*

Indemnification Agreement, dated as of March 7, 2012, by and between Hampshire Group, Limited and Maura M. Langley (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.23*

Indemnification Agreement, dated as of March 13, 2012, by and between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.24*

Indemnification Agreement, dated as of March 15, 2012, by and between Hampshire Group, Limited and Benjamin C. Yogel (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.25*

Form of Option Grant Notice and Agreement pursuant to the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.26

Second Amendment to Credit Agreement and Amendment to Other Loan Documents, dated as of April 30, 2012, by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC and Hampshire International, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2012).

10.27*

Employment Agreement, dated as of August 13, 2012, by and between Hampshire Group, Limited and Robert S. Stec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed with the SEC on May 9, 2013).

10.28*

Separation, Consulting and Release Agreement, dated as of January 18, 2013, between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2013).

10.29*

Letter Agreement, dated as of January 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 1, 2013).

10.30

Amended and Restated Voting Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren, YIH III, LLC and BGY II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.31*

Letter Agreement Amendment to the Stockholder Rights Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.32*

Indemnification Agreement, dated as of April 23, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Bobby Melnick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.33*

Indemnification Agreement, dated as of April 23, 2013, with an effective date of April 19, 2013, by and between Hampshire Group, Limited and Frank Tworecke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2013).

10.34*

Letter Agreement, dated May 15, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.35*

Employment Agreement, dated as of May 20, 2013, by and between Hampshire Group, Limited and Trey A. Darwin (incorporated by reference to Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.36*

Letter Agreement, dated May 31, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2013).

10.37

Third Amendment to Credit Agreement, Amendment to Other Loan Documents and Consent and Waiver, dated as of June 7, 2013, by and among Hampshire Group, Limited, Hampshire Brands, Inc. (formerly known as Hampshire Designers, Inc.), Hampshire Sub II, Inc. (formerly known as Item-Eyes, Inc.), Scott James, LLC and Hampshire International, LLC; and Wells Fargo Capital Finance, LLC, as agent and a lender, and the other financial institutions named therein as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 filed with the SEC on August 13, 2013).

10.38*

Letter Agreement, dated June 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.39*

Amendment Number 1 to the Hampshire Group, Limited 2009 Stock Incentive Plan, dated as of June 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.40*

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.41*

Option Grant Notice and Agreement, dated as of July 17, 2013, between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.42*

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

10.43

Credit Agreement, dated as of September 26, 2013, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus Capital Partners, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.44**

First Amendment to Credit Agreement, dated as of April 11, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.45* **	Non-Employee Directors Stock Fee Election Program, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan.

14.1

Hampshire Group, Limited & Subsidiaries Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

14.2

Hampshire Group, Limited & Subsidiaries Complaint Procedures for Accounting and Auditing Matters (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

21.1**	Subsidiaries of the Company.

23.1**	Consent of Elliott Davis, LLC.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from this Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (v) the Notes to the Consolidated Financial Statements.**

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

+

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.