Form 10-Q
period 2014-03-29
HAMPSHIRE GROUP LTD
filed 2014-05-13
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☑

Number of shares of common stock outstanding as of April 30, 2014: 8,475,414

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 29, 2014

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 (the “Form 10-Q”), as well as those made in other filings with the SEC.

Forward-looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “should,” “would,” “could,” “attempt,” “project,” “estimate,” “believe,” “continue,” “forecast,” “foresee” and other terms with similar meaning indicating possible future events or potential impact on our business or stockholders. The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. The forward-looking statements are based on management’s current assumptions, beliefs, plans and expectations, all of which are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties that could cause our actual future financial condition and results of operations to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to, the risks described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) and other information set forth in this Form 10-Q.

We expressly disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we,” “our” and “us” are used to refer to Hampshire Group, Limited and our wholly-owned subsidiaries.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited

Unaudited Consolidated Balance Sheets

(In thousands, except par value and shares)	March 29, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$710	$1,385
Accounts receivable, net of allowances of $3,165 and $3,765 as of March 29, 2014 and December 31, 2013, respectively	10,820	15,458
Other receivables	385	250
Inventories, net	17,483	18,607
Other current assets	5,760	5,240
Assets of discontinued operations	105	177
Total current assets	35,263	41,117
Fixed assets, net	4,393	4,559
Goodwill	880	460
Intangible assets, net	14,016	13,082
Other assets	617	847
Total assets	$55,169	$60,065

Current liabilities:
Borrowings under credit facility	$7,848	$9,187
Accounts payable	4,031	4,201
Accrued expenses and other liabilities	6,590	6,276
Liabilities of discontinued operations	293	770
Total current liabilities	18,762	20,434
Long-term debt	3,000	3,000
Other long-term liabilities	15,066	14,366
Total liabilities	36,828	37,800

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,222,610 and 9,211,672 shares issued as of March 29, 2014 and December 31, 2013, respectively	922	921
Additional paid-in capital	41,807	41,436
Deficit	(18,898)	(14,583)
Treasury stock, 756,408 and 759,015 shares at cost as of March 29, 2014 and December 31, 2013, respectively	(5,490)	(5,509)
Total stockholders’ equity	18,341	22,265
Total liabilities and stockholders’ equity	$55,169	$60,065

See accompanying notes to unaudited consolidated financial statements.

Hampshire Group, Limited

Unaudited Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	March 29, 2014	March 30, 2013
Net sales	$16,102	$18,914
Cost of goods sold	12,993	15,544
Gross profit	3,109	3,370
Selling, general and administrative expenses	7,280	8,003
Loss from operations	(4,171)	(4,633)
Other income (expense):
Interest income	—	1
Interest expense	(246)	(95)
Other, net	35	38
Loss from continuing operations before income taxes	(4,382)	(4,689)
Income tax (benefit) provision	(21)	142
Loss from continuing operations	(4,361)	(4,831)
Income (loss) from discontinued operations, net of taxes	65	(551)
Net loss	$(4,296)	$(5,382)

Basic (loss) income per share:
Loss from continuing operations	$(0.52)	$(0.65)
Income (loss) from discontinued operations, net of taxes	0.01	(0.07)
Net loss	$(0.51)	$(0.72)

Diluted (loss) income per share:
Loss from continuing operations	$(0.52)	$(0.65)
Income (loss) from discontinued operations, net of taxes	0.01	(0.07)
Net loss	$(0.51)	$(0.72)

Weighted-average number of common shares outstanding:
Basic	8,463	7,479
Diluted	8,463	7,479

See accompanying notes to unaudited consolidated financial statements.

Hampshire Group, Limited

Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in		Treasury Stock		Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2013	9,211,672	$921	$41,436	$(14,583)	759,015	$(5,509)	$22,265
Net loss	—	—	—	(4,296)	—	—	(4,296)
Stock-based compensation	—	—	337	—	—	—	337
Issuance of common stock to directors in lieu of cash	10,938	1	34	—	—	—	35
Net exercise of stock options	—	—	—	(19)	(2,607)	19	—
Balance as of March 29, 2014	9,222,610	$922	$41,807	$(18,898)	756,408	$(5,490)	$18,341

See accompanying notes to unaudited consolidated financial statements.

Hampshire Group, Limited

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(4,296)	$(5,382)
Less: Income (loss) from discontinued operations, net of taxes	65	(551)
Loss from continuing operations	(4,361)	(4,831)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	776	911
Stock-based compensation	337	(200)
Deferred income taxes	(32)	63
Loss on disposal of fixed assets	1	2
Changes in operating assets and liabilities:
Receivables, net	4,503	1,736
Inventories, net	1,124	(3,133)
Other assets	(309)	(836)
Liabilities	(575)	740
Net cash provided by (used in) continuing operating activities	1,464	(5,548)
Net cash used in operating activities of discontinued operations	(340)	(720)
Net cash provided by (used in) operating activities	1,124	(6,268)

Cash flows from investing activities:
Capital expenditures	(160)	(84)
Acquisition of business (Note 2)	(300)	—
Net cash used in investing activities	(460)	(84)

Cash flows from financing activities:
(Repayments of) proceeds from line of credit, net	(1,339)	17
Increase in restricted cash	—	(676)
Net exercise of stock options	—	(11)
Net cash used in financing activities	(1,339)	(670)
Net decrease in cash and cash equivalents	(675)	(7,022)
Cash and cash equivalents at beginning of period	1,385	12,500
Cash and cash equivalents at end of period	$710	$5,478

Supplemental disclosures of cash flow information:
Issuance of common stock to directors in lieu of cash	$35	$—
Non-cash restricted stock forfeitures	$—	$368

See accompanying notes to unaudited consolidated financial statements.

 Hampshire Group, Limited

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting under Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2014, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The preparation of the consolidated financial statements in accordance with GAAP requires management to make accounting estimates based on assumptions, judgments or projections of future results of operations and cash flows. Actual results could differ materially from these estimates under different assumptions or conditions. In addition, the Company’s revenues are subject to the seasonality of the apparel industry, which may result in fluctuations in financial results for interim periods.

On June 7, 2013, the Company sold certain assets of the scott james clothing brand and line. In accordance with GAAP, the financial position, results of operations and cash flows of this business have been presented as discontinued operations. For additional information, see Note 10 – Discontinued Operations. Additionally, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on previously-reported net loss or stockholders’ equity.

No new accounting pronouncements, issued or effective during 2014, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 – Acquisition

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

The acquisition of the James Campbell assets was accounted for as a business combination in accordance with the acquisition method of accounting pursuant to Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations,” which requires recording identifiable assets acquired and liabilities assumed at their fair values, with the excess of the fair value of the consideration transferred over the fair value of the net assets acquired recorded as goodwill.

The estimated acquisition-date fair value of the total purchase price consideration transferred to acquire the James Campbell business is summarized below:

(In thousands)
Minimum consideration:
Cash paid at closing	$300
Liability incurred for installments payable	983
Liability incurred for contingent consideration (excess payments)	467
Total purchase price consideration	$1,750

The fair value of the installments payable liability was determined by discounting the minimum installment amounts payable as of the acquisition date using a discount rate of 1.1%, which represents the after-tax 2-year BB Industrial Bond Index yield as of the acquisition date (Level 3 of the GAAP fair value hierarchy, or “Level 3”).

The fair value of the contingent consideration liability was determined by discounting the expected excess payments as of the acquisition date based on projected full year revenues ranging from approximately $7.9 million to approximately $10.2 million and using a discount rate of 17.0%, which represents the estimated weighted-average cost of capital (Level 3). As of March 29, 2014, there was no change in the range of outcomes or discount rate for the contingent consideration liability recognized as of the acquisition date and, as a result, there was no significant change in the recognized amount of the contingent consideration liability.

As of March 29, 2014, of the total liabilities recorded for the installments payable and contingent consideration payable, approximately $0.2 million is included in Accrued expenses and other liabilities and approximately $1.3 million is included in Other long-term liabilities in the consolidated balance sheet and such amounts approximate fair value.

In connection with the acquisition of the James Campbell business, the Company assumed no liabilities. Therefore, the total purchase price was allocated to the identifiable assets acquired and was based on the Company’s estimates of their acquisition-date fair values. The allocation of the purchase price to the fair value of the identifiable assets acquired as of the acquisition date is summarized below:

(In thousands)
Goodwill	$420
Intangible assets:
Customer relationships	230
Trade names	1,100
Total assets acquired	$1,750

The goodwill recognized primarily represents expected synergies from the Company’s sourcing relationships, as well as the creative design and industry expertise of the assembled workforce related to the James Campbell business. None of the goodwill recognized is expected to be deductible for tax purposes.

The Company identified intangible assets related to customer relationships and trade names, which will be amortized on a straight-line basis over their estimated useful life of approximately 10 years and 12 years, respectively. The fair value of these intangible assets was determined based on the discounted cash flow method (Level 3).

As discussed above, the Company has also separately agreed to purchase certain excess finished goods inventory of Maverick J. As of March 29, 2014, the Company had purchased approximately $113,000 of such inventory, which was accounted for separately from the business combination and recorded at cost in Inventories, net in the consolidated balance sheet.

The results of operations related to the James Campbell business have been included in the consolidated financial statements beginning on the acquisition date. The amount of James Campbell’s net sales and loss included in the consolidated statement of operations for the three months ended March 29, 2014 were zero and approximately $0.4 million, respectively, and the loss includes approximately $0.2 million of acquisition-related costs, which were recorded in Selling, general and administrative expenses in the consolidated statement of operations.

Note 3 – Inventories, Net

Inventories, net as of March 29, 2014 and December 31, 2013 consisted of the following:

(In thousands)	March 29, 2014	December 31, 2013
Finished goods	$7,246	$8,321
Work-in-process	3,425	3,042
Raw materials and supplies	6,812	7,244
Inventories, net	$17,483	$18,607

Note 4 – Goodwill and Intangible Assets, Net

As discussed in Note 2 – Acquisition, in connection with the acquisition of the James Campbell business, the Company recorded goodwill, as well as identifiable intangible assets with finite lives, which consisted of customer relationships and trade names.

Goodwill

Goodwill as of March 29, 2014 and December 31, 2013 consisted of the following:

(In thousands)	March 29, 2014	December 31, 2013
Acquisition of James Campbell	$420	$—
Acquisition of Rio Garment S.A. (“Rio”)	460	460
Goodwill	$880	$460

Intangible Assets, Net

Intangible assets as of March 29, 2014 and December 31, 2013 consisted of the following:

	March 29, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
James Campbell:
Customer relationships	$230	$(2)	$228	$—	$—	$—
Trade names	1,100	(8)	1,092

Rio:
Customer relationships	16,441	(3,861)	12,580	16,441	(3,487)	12,954
Non-compete agreement	240	(124)	116	240	(112)	128

Intangible assets	$18,011	$(3,995)	$14,016	$16,681	(3,599)	$13,082

Intangible asset amortization expense was approximately $0.4 million for both the three months ended March 29, 2014 and March 30, 2013. Annual intangible amortization expense for the next five years is estimated to be as follows:

(In thousands)
Full year 2014	$1,638
2015	1,657
2016	1,641
2017	1,609
2018	1,609

Note 5 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased of its corporate office space in New York, NY and, as a result, the Company recorded a loss on lease obligation of approximately $6.3 million, which was net of the release of deferred rent attributable to the vacant space. In 2013, the Company accrued additional loss on lease obligation charges totaling approximately $5.4 million, primarily as a result of the Company completely vacating an additional floor of the New York office in December 2013. These additional loss on lease obligation charges were net of the release of deferred rent attributable to the additional vacant space.

As of March 29, 2014 and December 31, 2013, total loss on lease obligation liabilities (including other office leases separate from the New York office lease) of approximately $3.7 million and $3.6 million, respectively, are included in Accrued expenses and other liabilities and approximately $7.2 million and $7.8 million, respectively, are included in Other long-term liabilities in the unaudited consolidated balance sheets.

A reconciliation of the beginning and ending liability balances for the total loss on lease obligations for the three months ended March 29, 2014 is shown below:

	New York
(In thousands)	Office	Other	Total
Beginning of period	$11,253	$188	$11,441
Charges to expense for accretion	164	2	166
Payments	(628)	(35)	(663)
End of period	$10,789	$155	$10,944

The Company is actively seeking to sublease the New York office and will vacate additional space if subleasing opportunities arise. If the Company vacates additional space or subleases the New York office, in whole or in part, at rates that are significantly lower than the estimated sublease rentals assumed in the calculation of these loss on lease obligation liabilities or if such sublease arrangements include other terms that are unfavorable versus current assumptions, additional losses on lease obligations may be required and may be material to the unaudited consolidated financial statements.

Note 6 – Credit Agreement

The Company and certain of its subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC (the “Lender”), which provides for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit), subject to borrowing base limitations and (ii) a $3.0 million term loan. On February 24, 2014, the Lender extended the Company additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base. The Credit Agreement will expire, and all outstanding loans will become due and payable, on September 26, 2016.

As of March 29, 2014, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $7.8 million on the revolving credit facility and had approximately $0.3 million of letters of credit outstanding under the Credit Agreement. As of March 29, 2014, the Company had approximately $1.9 million of availability under the revolving credit facility.

As of March 29, 2014, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. As of March 29, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate on the loan (Level 3).

In the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers are required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement. On April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to: (i) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning February 28, 2014 through December 31, 2014 and (ii) add an additional financial covenant, which, commencing on May 31, 2014, requires average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. As a result of this amendment, the Borrowers expect to be in compliance with both the amended and new financial covenant, to the extent applicable, through December 31, 2014. The Borrowers are not subject to any other financial covenants.

Note 7 – Income Taxes

The Company’s provision for income taxes for the three months ended March 29, 2014 was comprised primarily of state minimum income taxes and interest and penalties on unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 30, 2013 was comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

As of March 29, 2014, the Company has recorded a deferred tax liability of approximately $1.1 million for foreign income tax, which represents a 10% Honduran dividend withholding tax on the undistributed earnings of its Honduran subsidiary. These foreign withholding taxes will generate income tax credits in the U.S. when such amounts are paid, but these tax benefits are currently not recognized due to a full valuation allowance on the Company’s deferred tax assets.

As of March 29, 2014, unrecognized tax benefits of approximately $2.4 million, including approximately $1.4 million of accrued interest and penalties, are included in Other long-term liabilities in the unaudited consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will increase by approximately $0.1 million within the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence with regards to future realization of these net deferred tax assets as of March 29, 2014 and March 30, 2013. Excluding the valuation allowances on net deferred tax assets, in the first quarter of 2014, the Company would have recognized a tax benefit from continuing operations of approximately $1.1 million, or an effective tax rate of 24.8%, due to losses incurred in the three months ended March 29, 2014. Excluding the valuation allowances on net deferred tax assets, in the first quarter of 2013, the Company would have recognized a tax benefit from continuing operations of approximately $1.7 million, or an effective tax rate of 36.3%, due to losses incurred in the three months ended March 30, 2013. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses.

Note 8 – Commitments and Contingencies

New York Office Lease

Information regarding litigation filed against the Company by the Supreme Court-appointed receiver of the New York office building is presented in Note 11 – Commitments and Contingencies – Legal Items – New York office lease included in the Company’s consolidated financial statements for the year ended December 31, 2013 and is incorporated herein by reference.

On February 23, 2011, the receiver of the subject property commenced a non-payment proceeding in the Court against the Company. The receiver sought payment of allegedly past due and unpaid rent and additional rent under the New York lease, totaling approximately $7.1 million. On July 30, 2012, the Court commenced a trial on the matter. The trial was concluded on December 19, 2012 and the respective parties filed post trial briefs and reply briefs with the Court on January 23, 2013 and February 5, 2013, respectively. On June 10, 2013, the Court ruled that the Company was entitled to rent abatement for all but approximately $0.3 million of the plaintiff’s claim. Additionally, the Court awarded the Company legal fees and expenses for their defense in this litigation. The receiver filed a Notice of Appeal of the Decision, Order and Judgment of the trial court, which it perfected (i.e. filed the record on appeal and appellate brief) on April 9, 2014. The Company filed an opposition brief on May 1, 2014. Thereafter, the appellate court adjourned the appeal until its September term, meaning the receiver’s reply brief will be due on August 7, 2014 and argument will be heard on either September 3, 2014 or September 10, 2014.

The receiver claimed that the Notice of Appeal automatically stays any hearing on the amount of legal fees and expenses due and owing to the Company until the award of attorneys’ fees is upheld on appeal. The Company moved before the trial court for an order directing the receiver to increase his undertaking on appeal to account for the Company’s attorneys’ fees, which was granted. The receiver appealed this decision as well, and the appellate court ruled that the receiver would not have to post the additional undertaking until the appeal of the undertaking decision was heard.

Based on information obtained from its counsel, the Company believes that the rent abatement judgment will be upheld on appeal and as previously reported, in the second quarter of 2013, reversed approximately $6.1 million of the amount previously accrued for disputed unpaid rent. The accrual for related legal expenses of approximately $0.2 million was not reversed due to the uncertainty of the separate hearing.

Boston Retail Store Lease

In May 2012, the Company provided a lease guaranty to the landlord of the scott james retail store in Boston, Massachusetts. In connection with the sale of the scott james business in June 2013, the lease was assigned to the purchasers and the purchasers assumed the obligations related to this lease. However, the Company was unable to secure a release from the guaranty and, as a result, continued to remain liable for the obligations under the lease after the sale of the scott james business. In June 2013, the purchasers of the scott james business breached the terms of the lease by their failure to pay rent and other amounts due under the lease. On August 28, 2013, the landlord sent to the Company, as guarantor under the lease, a notice of the default and a demand for payment under the lease guaranty. As a result of the Company’s breach of the guaranty by its failure to pay amounts owed to the landlord resulting from the purchasers’ default under the lease, on September 14, 2013, the landlord brought an action against the Company, as guarantor, in the Suffolk Superior Court of the Commonwealth of Massachusetts.

On January 31, 2014, the Company entered into a settlement agreement with the landlord whereby the landlord’s action against the Company was dismissed, the Company’s guarantee under the lease was terminated and all of the Company’s obligations as guarantor were released and discharged in full in exchange for consideration of $55,000, which was included in Liabilities of discontinued operations in the unaudited consolidated balance sheet as of December 31, 2013. The Company paid this settlement amount on February 6, 2014.

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

On February 21, 2014, Scott James, LLC entered into a settlement agreement with the landlord whereby the landlord’s lawsuit against Scott James, LLC was dismissed, all of the landlord’s claims against Scott James, LLC were released and all of Scott James, LLC’s obligations under the lease were released and discharged in full in exchange for consideration of approximately $5,000, which was included in Liabilities of discontinued operations in the unaudited consolidated balance sheet as of December 31, 2013. The Company paid this settlement amount on February 21, 2014.

Breach of Scott James Asset Purchase Agreement

As a result of the purchasers’ breach of the scott james asset purchase agreement by their failure to pay all amounts owed to the Company under such agreement, in January 2014, the Company obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. In April 2014, the Company filed suit against the purchasers in the United States District Court for the Southern District of New York seeking damages of approximately $1.0 million arising from their breach of the asset purchase agreement.

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

On February 26, 2014, Scott James, LLC entered into a settlement agreement with the agent whereby the service agreement was terminated and all of the agent’s claims against Scott James, LLC and the Company were released in exchange for consideration of approximately $0.2 million, which was included in Liabilities of discontinued operations in the unaudited consolidated balance sheet as of December 31, 2013. The Company paid this settlement amount on March 3, 2014.

Other

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 9 – Related Party Transactions

Buxbaum Group

Information regarding the Company’s agreements with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”) related to services provided to the Company by Paul Buxbaum (the Company’s CEO) is presented in Note 12 – Related Party Transactions – Buxbaum Group Agreements included in the Company’s consolidated financial statements for the year ended December 31, 2013. During the three months ended March 29, 2014 and March 30, 2013, the Company incurred $112,500 and $187,500 respectively, in fees to Buxbaum Group pursuant to these agreements.

On December 23, 2013, on behalf of the Company, Buxbaum Group remitted $120,000 to one of the Company’s vendors. As such, the Company recorded a liability due to Buxbaum Group, which was included in Accrued expenses and other liabilities in the unaudited consolidated balance sheet as of December 31, 2013. The Company repaid this $120,000 liability to Buxbaum Group on January 7, 2014.

In connection with the Lender’s extension of additional borrowing availability to the Company under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which is discussed in Note 6 – Credit Agreement, on February 6, 2014, at the request of the Lender, Mr. Buxbaum entered into a liquidation support agreement with the Lender. Pursuant to such agreement and at no cost to the Company, Mr. Buxbaum will provide certain liquidation services to the Lender in the event of a default under the Credit Agreement.

Other

The Company paid approximately $0.1 million and $0.2 million for screen printing services to a vendor affiliated with David Gren (the president of Rio) for the three months ended March 29, 2014 and March 30, 2013, respectively. Accounts payable to this vendor was less than $1,000 and $28,000 as of March 29, 2014 and December 31, 2013, respectively.

Note 10 – Discontinued Operations

On June 7, 2013, the Company sold certain assets of the scott james clothing brand and line. In accordance with GAAP, the unaudited consolidated financial statements reflect the financial position, results of operations and cash flows of the scott james business as discontinued operations.

The assets and liabilities of the Company’s discontinued operations are included in Assets of discontinued operations and Liabilities of discontinued operations, respectively, in the unaudited consolidated balance sheets. The underlying assets and liabilities of the discontinued operations as of March 29, 2014 and December 31, 2013 were as follows:

(In thousands)	March 29, 2014	December 31, 2013
Trade and other receivables, net	$103	$123
Inventories, net	—	51
Other current assets	2	3
Assets of discontinued operations	$105	$177

Accrued expenses and other liabilities	$293	$770
Liabilities of discontinued operations	$293	$770

The operating results for the discontinued operations for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Net sales	$109	$1,007

Income (loss) from discontinued operations before income taxes	107	(547)
Income tax provision	42	4
Income (loss) from discontinued operations, net of taxes	$65	$(551)

Cash flows related to discontinued operations have been reported separately in the consolidated statements of cash flows.

Note 11 – Loss Per Share

No adjustments to loss from continuing operations were necessary to calculate basic and diluted net loss per share from continuing operations for both the three months ended March 29, 2014 and March 30, 2013.

For the three months ended March 29, 2014 and March 30, 2013, options to purchase 1,406,750 shares and 475,250 shares, respectively, were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations.

Note 12 – Subsequent Event

As further discussed in Note 6 – Credit Agreement, on April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to amend the minimum consolidated EBITDA levels under the financial covenant and to add an additional financial covenant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1. Financial Statements in this report. The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report, in Part I, Item 1A. Risk Factors of our 2013 Annual Report and elsewhere in this report. Our 2013 Annual Report includes the following risk factors:

●	A prolonged period of depressed consumer spending;
●	Use of foreign suppliers for raw materials and manufacture of our products, including a manufacturing facility based in Honduras;
●	Lack of an established public trading market for our common stock;
●	Decreases in business from or the loss of any one of our key customers;
●	Financial instability experienced by our customers;
●	Chargebacks and margin support payments;
●	Loss of or inability to renew certain licenses;
●	Change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
●	Failure of our manufacturers to use acceptable ethical business practices;
●	Failure to deliver quality products in a timely manner;
●	Problems with our distribution system and our ability to deliver products;
●	Labor disruptions at ports, our suppliers, manufacturers or distribution facilities;
●	Failure, inadequacy, interruption or security lapse of our information technology;
●	Failure to compete successfully in a highly competitive and fragmented industry;
●	Challenges integrating any business we have acquired or may acquire;
●	Potential impairment of goodwill and acquired intangible assets;
●	Unanticipated expenses beyond amounts reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
●	Significant adverse changes to international trade regulations;
●	Loss of certain key personnel, which could negatively impact our ability to manage our business;
●	Risks related to global economic, political and social conditions;
●	Fluctuations in the price of raw materials adversely affecting our results of operations;
●	Adverse fluctuations and volatility in energy and fuel costs;
●	Potential restrictions in our ability to borrow under our revolving credit facility;
●	Lack of sufficient liquidity to fund our operations;
●	Failure to realize expected benefits from our cost savings plan; and
●	Cyber-security risks, which could negatively impact the security of our sensitive information and technology.

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

On February 19, 2014, we entered into an installment purchase and sale agreement with Maverick J, LLC, a Rick Solomon company, for the acquisition of the privately-held James Campbell® brands. James Campbell® is a West Coast designer brand positioned in the luxury sector of the men’s market and operates under the brands James Campbell, J. Campbell, Cultura International and Malibu Cowboy. James Campbell is sold in better stores in the United States with Nordstrom Inc. the largest customer. For additional information, see Item 1. Financial Statements, Note 2 – Acquisition.

On April 1, 2014, we entered into a license agreement with Levi Strauss & Co. for their Dockers brand in the women’s apparel category. The agreement provides us with the licensing rights to design, source, market and service the women’s category for both tops and bottoms beginning with the Spring 2015 season. The license is for the U.S. market beginning with Spring 2015 and extends to include Mexico and Canada for Fall 2015. The initial agreement runs through 2018. Additionally, on May 12, 2014, we entered into an extension to our license agreement with Levi Strauss & Co. through 2018 for their Dockers brand’s men’s tops business, which includes knit and woven tops, as well as sweaters for the U.S. market.

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to be subject to seasonality, with approximately 57% of our sales during 2013 occurring in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our gross profits have historically been generated in the third and fourth quarters. In 2014 and beyond, we expect this seasonality to decline further as a result of the Dockers® and James Campbell® licenses, which we believe will increase our sales during the spring season.

RESULTS OF CONTINUING OPERATIONS

As discussed in Item 1. Financial Statements, Note 10 – Discontinued Operations, on June 7, 2013, we sold certain assets of the scott james clothing brand and line. In accordance with United States generally accepted accounting principles (“GAAP”), the unaudited consolidated financial statements reflect the financial position, results of operations and cash flows of the scott james business as discontinued operations.

Quarterly Comparison – Three Months Ended March 29, 2014 and March 30, 2013

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Net sales	$16,102	$18,914
Gross profit	3,109	3,370
Selling, general and administrative expenses	7,280	8,003
Loss from continuing operations before income taxes	(4,382)	(4,689)
Income tax (benefit) provision	(21)	142
Loss from continuing operations	(4,361)	(4,831)

Net Sales

Net sales decreased 14.9% to approximately $16.1 million in the three months ended March 29, 2014 compared to approximately $18.9 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2013
Net sales for the quarter ended March 30, 2013	$18,914	100.0%
Effect of volume	(4,863)	(25.7%)
Effect of average selling prices	2,051	10.8%
Net sales for the quarter ended March 29, 2014	$16,102	85.1%

The approximate $2.8 million decrease in net sales in the three months ended March 29, 2014 compared to the same period last year was due to a decrease in net sales of Rio, partially offset by an increase in net sales of Hampshire Brands. The decrease in net sales for Rio was due to lower volume resulting from declining sales in our private label t-shirt business, partially offset by slightly higher selling prices. The increase in net sales for Hampshire Brands was due to higher selling prices as a result of a change in sales mix, partially offset by lower volume resulting from the timing of shipments.

Gross Profit
Gross profit in the three months ended March 29, 2014 was approximately $3.1 million compared to approximately $3.4 million in the same period last year, which, as a percentage of net sales, represented an increase from 17.8% to 19.3%. The approximate $0.3 million decrease in gross profit was due to the decrease in net sales, partially offset by the increase in the gross profit margin. The increase in the gross profit margin was due to an increase in the gross profit margin of Hampshire Brands’ products, which was primarily due to sourcing synergies, partially offset by a decrease in the gross profit margin of Rio’s products, which was primarily due to changes in volume, sales and customer mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended March 29, 2014 were approximately $7.3 million compared to approximately $8.0 million in the same period last year, which, as a percentage of net sales, represented an increase from 42.3% to 45.2%. The approximate $0.7 million decrease in SG&A expenses in the first quarter of 2014 compared to the same period last year was primarily due to:

●

approximately $0.7 million in severance costs related to the resignation of our former chief executive officer in the first quarter of 2013 compared to approximately $0.2 million of severance costs in the first quarter of 2014;

●	approximately $0.3 million in advisory consulting services in the first quarter of 2013;
●

lower freight and warehouse charges of approximately $0.2 million in the first quarter of 2014 compared to the same period last year resulting from higher shipping charges at Rio in the first quarter of 2013; and

●	overall reductions in expenses as a result of cost savings measures we have implemented; partially offset by:
●	approximately $0.4 million of expenses in the first quarter of 2014 related to the James Campbell business (including approximately $0.2 million of acquisition-related costs); and
●

higher stock-based compensation costs of approximately $0.5 million in the first quarter of 2014 compared to the same period last year, primarily as a result of the forfeitures of the former chief executive officer’s equity awards in the first quarter of 2013, as well as option awards granted after the first quarter of 2013.

Income Taxes
Our provision for income taxes for the three months ended March 29, 2014 was comprised primarily of state minimum income taxes and interest and penalties on unrecognized tax benefits. Our provision for income taxes for the three months ended March 30, 2013 was comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on income unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the first quarter of 2014, we would have recognized a tax benefit from continuing operations of approximately $1.1 million, or an effective tax rate of 24.8%, due to losses incurred in the three months ended March 29, 2014. Excluding the valuation allowances on net deferred tax assets, in the first quarter of 2013, we would have recognized a tax benefit from continuing operations of approximately $1.7 million, or an effective tax rate of 36.3%, due to losses incurred in the three months ended March 30, 2013. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 7 – Income Taxes.

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

In connection with the installment purchase and sale agreement (the “Agreement”) for the acquisition of certain assets of the James Campbell business, we will use cash on hand or borrowings under our credit facility to pay: (i) the balance of the minimum purchase price consideration of $500,000 in each of 2015 and 2016, (ii) any “excess payments,” as defined in the Agreement, and (iii) certain excess finished goods inventory. For additional information, see Item1. Financial Statements, Note 2 – Acquisition.

Credit Agreement

We and certain of our subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC (the “Lender”), which provides for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit), subject to borrowing base limitations and (ii) a $3.0 million term loan. On February 24, 2014, the Lender extended us additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base. The Credit Agreement will expire, and all outstanding loans will become due and payable, on September 26, 2016.

As of March 29, 2014, we had outstanding borrowings of $3.0 million on the term loan and approximately $7.8 million on the revolving credit facility and had approximately $0.3 million of letters of credit outstanding under the Credit Agreement. As of March 29, 2014, we had approximately $1.9 million of availability under the revolving credit facility.

In the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers are required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement. On April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to: (i) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning February 28, 2014 through December 31, 2014 and (ii) add an additional financial covenant, which, commencing on May 31, 2014, requires average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. As a result of this amendment, the Borrowers expect to be in compliance with both the amended and new financial covenant, to the extent applicable, through December 31, 2014. The Borrowers are not subject to any other financial covenants.

Summary of Cash Flows

A summary of cash flows for the three months ended March 29, 2014 and 2013 was as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Net cash provided by (used in) operating activities	$1,124	$(6,268)
Net cash used in investing activities	(460)	(84)
Net cash used in financing activities	(1,339)	(670)
Net decrease in cash and cash equivalents	$(675)	$(7,022)

Cash provided by (used in) operating activities

We generated approximately $7.4 million more cash from operating activities in the first quarter of 2014 compared to the same period last year. This increase was primarily related to a lower loss from continuing operations, decreases in accounts receivable and inventories and less cash used in discontinued operations in the first quarter of 2014 compared to the same period last year, partially offset by decreases in liabilities in the first quarter of 2014 compared to the same period last year.

Cash used in investing activities

We used approximately $0.4 million more cash in investing activities in the first quarter of 2014 compared to the same period last year. This increase was due to the portion of the purchase price paid upon closing of the James Campbell acquisition in the first quarter of 2014 and an increase in capital expenditures in the first quarter of 2014 compared to the same period last year.

Cash used in financing activities

We used approximately $0.7 million more cash in financing activities in the first quarter of 2014 compared to the same period last year. This increase was primarily due to higher net repayments under our revolving credit facility in the first quarter of 2014 compared to the same period last year, partially offset by an increase in restricted cash in the first quarter of 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in our 2013 Annual Report.

No new accounting pronouncements, issued or effective during 2014, have had or are expected to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding our quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2013 Annual Report.

Item 4. Controls and Procedures.

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

There were no changes during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of litigation and certain related matters, see Part I, Item 1. Financial Statements, Note 8 – Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors in Part I, Item 1A. Risk Factors of our 2013 Annual Report. These risk factors could materially affect our business, financial condition or future results of operations in evaluating our business and any investment in our common stock. In particular, the risks described in our 2013 Annual Report could cause actual events to differ materially from those contemplated in the forward-looking statements in this Form 10-Q. The risks described in our 2013 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Installment Purchase and Sale Agreement, dated as of February 19, 2014, among Hampshire Group, Limited, Maverick J, LLC, Maverick J, SPE, LLC, Rick Solomon Enterprises, Inc. and Richard Solomon (omitted schedules and exhibits will be supplied to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

2.2	Master License Agreement, dated as of February 19, 2014, between Maverick J, SPE, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

10.1

First Amendment to Credit Agreement, dated as of April 11, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 11, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from this Quarterly Report on Form 10-Q for the three months ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets as of March 29, 2014 and December 31, 2013; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013; (iii) the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 29, 2014; (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013; and (v) the Notes to the Unaudited Consolidated Financial Statements.*

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hampshire Group, Limited

Date: May 13, 2014	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Trey A. Darwin
Trey A. Darwin
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Installment Purchase and Sale Agreement, dated as of February 19, 2014, among Hampshire Group, Limited, Maverick J, LLC, Maverick J, SPE, LLC, Rick Solomon Enterprises, Inc. and Richard Solomon (omitted schedules and exhibits will be supplied to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

2.2	Master License Agreement, dated as of February 19, 2014, between Maverick J, SPE, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2014).

10.1

First Amendment to Credit Agreement, dated as of April 11, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 11, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from this Quarterly Report on Form 10-Q for the three months ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets as of March 29, 2014 and December 31, 2013; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013; (iii) the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 29, 2014; (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013; and (v) the Notes to the Unaudited Consolidated Financial Statements.*

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q.