Form 10-Q
period 2014-06-28
HAMPSHIRE GROUP LTD
filed 2014-08-12
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Number of shares of common stock outstanding as of July 31, 2014: 8,485,795

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 28, 2014

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (the “Form 10-Q”), as well as those made in other filings with the SEC.

Forward-looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “should,” “would,” “could,” “attempt,” “project,” “estimate,” “believe,” “continue,” “forecast,” “foresee” and other terms with similar meaning indicating possible future events or potential impact on our business or stockholders. The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. The forward-looking statements are based on management’s current assumptions, beliefs, plans and expectations, all of which are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties that could cause our actual future financial condition and results of operations to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to, the risks described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”) and other information set forth in this Form 10-Q including under “Forward-Looking Statements” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We expressly disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we,” “our” and “us” are used to refer to Hampshire Group, Limited and our wholly-owned subsidiaries.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	June 28, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$649	$1,385
Accounts receivable, net of allowances of $794 and $3,765 as of June 28, 2014 and December 31, 2013, respectively	7,922	15,458
Other receivables	240	250
Inventories, net	20,282	18,607
Other current assets	6,339	5,240
Assets of discontinued operations	—	177
Total current assets	35,432	41,117
Fixed assets, net	4,179	4,559
Goodwill	880	460
Intangible assets, net	13,602	13,082
Other assets	550	847
Total assets	$54,643	$60,065

Current liabilities:
Borrowings under credit facility	$6,758	$9,187
Accounts payable	9,407	4,201
Accrued expenses and other liabilities	7,022	6,276
Liabilities of discontinued operations	—	770
Total current liabilities	23,187	20,434
Long-term debt	3,000	3,000
Other long-term liabilities	14,324	14,366
Total liabilities	40,511	37,800

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,231,822 and 9,211,672 shares issued as of June 28, 2014 and December 31, 2013, respectively	923	921
Additional paid-in capital	42,174	41,436
Deficit	(23,475)	(14,583)
Treasury stock, 756,408 and 759,015 shares at cost as of June 28, 2014 and December 31, 2013, respectively	(5,490)	(5,509)
Total stockholders’ equity	14,132	22,265
Total liabilities and stockholders’ equity	$54,643	$60,065

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$14,699	$26,136	$30,801	$45,050
Cost of goods sold	11,556	20,796	24,549	36,340
Gross profit	3,143	5,340	6,252	8,710
Selling, general and administrative expenses	7,354	8,441	14,634	16,444
Lease litigation settlement	—	(6,113)	—	(6,113)
Loss on lease obligations (Note 5)	82	520	82	520
(Loss) income from operations	(4,293)	2,492	(8,464)	(2,141)
Other income (expense):
Interest income	—	—	—	1
Interest expense	(236)	(84)	(482)	(179)
Other, net	77	16	112	54
(Loss) income from continuing operations before income taxes	(4,452)	2,424	(8,834)	(2,265)
Income tax provision	122	122	101	264
(Loss) income from continuing operations	(4,574)	2,302	(8,935)	(2,529)
(Loss) income from discontinued operations, net of taxes	(3)	(1,168)	62	(1,719)
Net (loss) income	$(4,577)	$1,134	$(8,873)	(4,248)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.54)	$0.31	$(1.06)	$(0.34)
(Loss) income from discontinued operations, net of taxes	—	(0.16)	0.01	(0.23)
Net (loss) income	$(0.54)	$0.15	$(1.05)	$(0.57)

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.54)	$0.30	$(1.06)	$(0.34)
(Loss) income from discontinued operations, net of taxes	—	(0.15)	0.01	(0.23)
Net (loss) income	$(0.54)	$0.15	$(1.05)	$(0.57)

Weighted-average number of common shares outstanding:
Basic	8,475	7,474	8,469	7,476
Diluted	8,475	7,580	8,469	7,476

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional		Treasury Stock		Total
(In thousands, except shares)	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of December 31, 2013	9,211,672	$921	$41,436	$(14,583)	759,015	$(5,509)	$22,265
Net loss	—	—	—	(8,873)	—	—	(8,873)
Stock-based compensation	—	—	670	—	—	—	670
Issuance of common stock to directors in lieu of cash	20,150	2	68	—	—	—	70
Net exercise of stock options	—	—	—	(19)	(2,607)	19	—
Balance as of June 28, 2014	9,231,822	$923	$42,174	$(23,475)	756,408	$(5,490)	$14,132

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(8,873)	$(4,248)
Less: Income (loss) from discontinued operations, net of taxes	62	(1,719)
Loss from continuing operations	(8,935)	(2,529)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,566	1,737
Lease litigation settlement	—	(6,113)
Loss on lease obligations	82	520
Stock-based compensation	670	(227)
Deferred income taxes	65	127
Loss on disposal of fixed assets	—	201
Changes in operating assets and liabilities:
Receivables, net	7,546	(3,248)
Inventories, net	(1,675)	(4,082)
Other assets	(842)	(681)
Liabilities	4,313	5,491
Net cash provided by (used in) continuing operating activities	2,790	(8,804)
Net cash used in operating activities of discontinued operations	(531)	(993)
Net cash provided by (used in) operating activities	2,259	(9,797)

Cash flows from investing activities:
Capital expenditures	(267)	(157)
Acquisition of business (Note 2)	(300)	—
Proceeds from disposal of fixed assets	1	—
Net cash used in investing activities	(566)	(157)

Cash flows from financing activities:
Repayments of line of credit, net of proceeds of borrowings	(2,429)	—
Net cash used in financing activities	(2,429)	—
Net decrease in cash and cash equivalents	(736)	(9,954)
Cash and cash equivalents at beginning of period	1,385	12,500
Cash and cash equivalents at end of period	$649	$2,546

Supplemental disclosures of cash flow information:
Issuance of common stock to directors in lieu of cash	$70	$—
Non-cash restricted stock forfeitures	$—	$368

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Notes to Unaudited Condensed Consolidated Financial Statements

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. Hampshire will adopt this standard effective January 1, 2014 and does not expect that the adoption will have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For Hampshire, the new standard will be effective January 1, 2017, and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.

Note 2 – Acquisition

On February 19, 2014, the Company entered into an Installment Purchase and Sale Agreement (the “Agreement”) with Maverick J, LLC (“Maverick J”) and Maverick J, SPE, LLC (“Maverick SPE,” and collectively with Maverick J, “Seller”), Rick Solomon Enterprises, Inc. and Richard Solomon pursuant to which the Company acquired certain assets of the Seller, including the James Campbell trademarks and brands (subject to a license and deferred transfer as described below) and the following related assets: historical drawings, patterns, designs, teck packs and any other historical and related intellectual property, fabric swatches, library/trim records and certain samples.

The Company has agreed to pay minimum aggregate purchase price consideration of $1.3 million, of which $300,000 was paid at closing and the balance is payable in installments totaling $500,000 in each of 2015 and 2016. The Company has also agreed to pay Seller for each of the five years following the closing, additional purchase price payments, referred to as “excess payments,” equal to 5% of annual net sales, as defined, in excess of $5.0 million; provided that if and when Seller has received an aggregate of $2.5 million of purchase price (including the excess payments), the excess payment percentage rate will be reduced to 2.5% with respect to all net sales made thereafter.

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

The Company acquired the James Campbell business described above as part of its strategy to diversify its product and customer base by adding owned brands to the Company’s portfolio.

The acquisition of the James Campbell business was accounted for as a business combination in accordance with the acquisition method of accounting pursuant to Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations,” which requires recording identifiable assets acquired and liabilities assumed at their fair values, with the excess of the fair value of the consideration transferred over the fair value of the net assets acquired recorded as goodwill.

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

The fair value of the contingent consideration liability was determined by discounting the expected excess payments as of the acquisition date based on projected full year revenues ranging from approximately $7.9 million to approximately $10.2 million and using a discount rate of 17.0%, which represents the estimated weighted-average cost of capital (Level 3). As of June 28, 2014, there was no change in the range of outcomes or discount rate for the contingent consideration liability recognized as of the acquisition date and, as a result, there was no significant change in the recognized amount of the contingent consideration liability.

As of June 28, 2014, of the total liabilities recorded for the installments payable and contingent consideration payable, approximately $0.4 million is included in Accrued expenses and other liabilities and approximately $1.1 million is included in Other long-term liabilities in the consolidated balance sheet and such amounts approximate fair value.

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

The Company identified intangible assets related to customer relationships and trade names, which will be amortized on a straight-line basis over their estimated useful lives of 10 years and 12 years, respectively. The fair value of these intangible assets was determined based on the discounted cash flow method (Level 3).

As discussed above, the Company has also separately agreed to purchase certain excess finished goods inventory of Maverick J. As of June 28, 2014, the Company had purchased approximately $113,000 of such inventory, which was accounted for separately from the business combination and recorded at cost in Inventories, net in the consolidated balance sheet.

The results of operations related to the James Campbell business have been included in the consolidated financial statements beginning on the acquisition date. The amount of James Campbell’s net sales included in the consolidated statements of operations for both the three and six months ended June 28, 2014 was $31,000. The amount of James Campbell’s net loss included in the consolidated statements of operations for the three months ended June 28, 2014 was approximately $0.3 million and for the six months ended June 28, 2014 was approximately $0.7 million, which included approximately $0.2 million of acquisition-related costs, which were recorded in Selling, general and administrative expenses in the consolidated statements of operations.

Note 3 – Inventories, Net

Inventories, net as of June 28, 2014 and December 31, 2013 consisted of the following:

(In thousands)	June 28, 2014	December 31, 2013
Finished goods	$11,288	$8,321
Work-in-process	3,807	3,042
Raw materials and supplies	5,187	7,244
Inventories, net	$20,282	$18,607

Note 4 – Goodwill and Intangible Assets, Net

As discussed in Note 2 – Acquisition, in connection with the acquisition of the James Campbell business, the Company recorded goodwill, as well as identifiable intangible assets with finite lives, which consisted of customer relationships and trade names.

Goodwill

Goodwill as of June 28, 2014 and December 31, 2013 consisted of the following:

(In thousands)	June 28, 2014	December 31, 2013
Acquisition of James Campbell	$420	$—
Acquisition of Rio Garment S.A. (“Rio”)	460	460
Goodwill	$880	$460

Intangible Assets, Net

Intangible assets as of June 28, 2014 and December 31, 2013 consisted of the following:

	June 28, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
James Campbell:
Customer relationships	$230	$(8)	$222	$—	$—	$—
Trade names	1,100	(30)	1,070	—	—	—

Rio:
Customer relationships	16,441	(4,235)	12,206	16,441	(3,487)	12,954
Non-compete agreement	240	(136)	104	240	(112)	128

Intangible assets	$18,011	$(4,409)	$13,602	$16,681	$(3,599)	$13,082

Intangible asset amortization expense was approximately $0.4 million for both the three months ended June 28, 2014 and June 29, 2013 and approximately $0.8 million for both the six months ended June 28, 2014 and June 29, 2013. Annual intangible amortization expense for the next five years is estimated to be as follows:

(In thousands)
Full year 2014	$1,638
2015	1,657
2016	1,641
2017	1,609
2018	1,609

Note 5 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased of its corporate office space in New York, NY and, as a result, the Company recorded a loss on lease obligation of approximately $6.3 million, which was net of the release of deferred rent attributable to the vacant space. The Company accrued additional loss on lease obligation charges of approximately $0.5 million in the second quarter of 2013 and approximately $4.9 million in the fourth quarter of 2013, primarily as a result of the Company completely vacating an additional floor of the New York office in December 2013. The additional loss on lease obligation charge in the fourth quarter of 2013 was net of the release of deferred rent attributable to the additional vacant space. In the second quarter of 2014, the Company accrued an additional loss on lease obligation charge of approximately $0.1 million.

As of June 28, 2014 and December 31, 2013, total loss on lease obligation liabilities (including other office leases separate from the New York office lease) of approximately $3.9 million and $3.6 million, respectively, are included in Accrued expenses and other liabilities and approximately $6.6 million and $7.8 million, respectively, are included in Other long-term liabilities in the unaudited condensed consolidated balance sheets.

A reconciliation of the beginning and ending liability balances for the total loss on lease obligations for the three months and six months ended June 28, 2014 is shown below:

	Three Months Ended June 28, 2014			Six Months Ended June 28, 2014
	New York			New York
(In thousands)	Office	Other	Total	Office	Other	Total
Beginning of period	$10,789	$155	$10,944	$11,253	$188	$11,441
Charges to expense for:
Additional loss on lease obligations	62	20	82	62	20	82
Accretion	156	3	159	320	5	325
Payments, net of sublease rentals received	(674)	(15)	(689)	(1,302)	(50)	(1,352)
End of period	$10,333	$163	$10,496	$10,333	$163	$10,496

The Company is actively seeking to sublease the New York office and will vacate additional space if subleasing opportunities arise. If the Company vacates additional space or subleases the New York office, in whole or in part, at rates that are significantly lower than the estimated sublease rentals assumed in the calculation of these loss on lease obligation liabilities or if such sublease arrangements include other terms that are unfavorable versus current assumptions, additional losses on lease obligations may be required and may be material to the unaudited condensed consolidated financial statements.

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

As of June 28, 2014, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $6.8 million on the revolving credit facility and had $23,000 of letters of credit outstanding under the Credit Agreement. As of June 28, 2014, the Company had approximately $2.0 million of availability under the revolving credit facility.

As of June 28, 2014, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. As of June 28, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate on the loan (Level 3).

In the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers are required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement. On April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to: (i) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning February 28, 2014 through December 31, 2014 and (ii) add an additional financial covenant, which, commencing on May 31, 2014, requires average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. During the quarter ended June 28, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and, therefore, the Company was not in compliance with this covenant.

For each month ended May 31, 2014, June 30, 2014 and July 31, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and, therefore, the Company was in default of this covenant. On August 12, 2014, at the Borrowers’ request, the Borrowers and Lender entered into the Waiver and Second Amendment to the Credit Agreement to: (i) waive the defaults; (ii) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning June 30, 2014 through December 31, 2014; and (iii) amend the financial covenant, which, as amended, on August 31, 2014 and September 30, 2014, will require average availability under the revolving credit facility to not be less than $1.0 million calculated on a three month rolling basis as measured on the last day of each month and for each month ending after September 30, 2014, will require average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. As a result of this amendment, the Borrowers expect to be in compliance with the covenants through December 31, 2014. The Borrowers are not subject to any other financial covenants.

Note 7 – Income Taxes

The Company’s provision for income taxes for the quarters ended June 28, 2014 and June 29, 2013 is comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

As of June 28, 2014, the Company has recorded a deferred tax liability of approximately $1.2 million for foreign income tax, which represents a 10% Honduran dividend withholding tax on the undistributed earnings of its Honduran subsidiary. These foreign withholding taxes will generate income tax credits in the U.S. when such amounts are paid, but these tax benefits are currently not recognized due to a full valuation allowance on the Company’s deferred tax assets.

As of June 28, 2014, unrecognized tax benefits of approximately $2.4 million, including approximately $1.5 million of accrued interest and penalties, are included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will increase by approximately $0.1 million within the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence with regards to future realization of these net deferred tax assets as of June 28, 2014 and June 29, 2013. Excluding the valuation allowances on net deferred tax assets, in the three months ended June 28, 2014, the Company would have recognized a tax benefit from continuing operations of approximately $1.3 million, or an effective tax rate of 29.8%, due to losses incurred during the period, and in the six months ended June 28, 2014, the Company would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 27.3%, due to losses incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the three months ended June 29, 2013, the Company would have recognized tax expense from continuing operations of approximately $1.5 million, or an effective tax rate of 62.0%, due to pre-tax income during the period, and in the six months ended June 29, 2013, the Company would have recognized a tax benefit from continuing operations of approximately $0.2 million, or an effective tax rate of 8.8%, due to losses incurred during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses.

Note 8 – Commitments and Contingencies

New York Office Lease

Information regarding litigation filed against the Company by the Supreme Court-appointed receiver of the New York office building is presented in Note 11 – Commitments and Contingencies – Legal Items – New York office lease included in the Company’s consolidated financial statements for the year ended December 31, 2013 contained in the 2013 Annual Report on Form 10-K and is incorporated herein by reference.

On February 23, 2011, the receiver of the subject property commenced a non-payment proceeding in the Civil Court of the City of New York (the “Court”) against the Company. The receiver sought payment of allegedly past due and unpaid rent and additional rent under the New York lease, totaling approximately $7.1 million. On July 30, 2012, the Court commenced a trial on the matter. The trial was concluded on December 19, 2012, and the respective parties filed post trial briefs and reply briefs with the Court on January 23, 2013, and February 5, 2013, respectively. On June 10, 2013, the Court ruled that the Company was entitled to rent abatement for all but approximately $0.3 million of the plaintiff’s claim. Additionally, the Court awarded the Company legal fees and expenses for their defense in this litigation. The receiver filed a Notice of Appeal of the Decision, Order and Judgment of the trial court, which it perfected (i.e., filed the record on appeal and appellate brief) on April 9, 2014. The Company filed an opposition brief on May 1, 2014. Thereafter, the appellate court adjourned the appeal until its September term, meaning the receiver’s reply brief will be due on August 7, 2014, and argument will be heard on either September 3, 2014, or September 10, 2014.

The receiver claimed that the Notice of Appeal automatically stayed any hearing on the amount of legal fees and expenses due and owing to the Company until the award of attorneys’ fees is upheld on appeal. The Company moved before the trial court for an order directing the receiver to increase his undertaking on appeal to account for the Company’s attorneys’ fees, which was granted. The receiver appealed this decision as well, and the appellate court ruled that the receiver would not have to post the additional undertaking until the appeal of the undertaking decision was heard. The undertaking appeal will be heard on the same day as the appeal on the Court’s decision after trial, on either September 3, 2014, or September 10, 2014.

Based on information obtained from its counsel, the Company believes that the rent abatement judgment will be upheld on appeal and as previously reported, in the second quarter of 2013, of the $6.3 million previously accrued for disputed unpaid rent, the Company reversed approximately $6.1 million, which is reflected in Lease litigation settlement in the consolidated statement of operations. The Court’s award for the Company’s legal fees and expenses has not been recorded due to the uncertainty of the separate hearing.

Matters Related to scott james

As further discussed in Note 10 – Discontinued Operations, the Company sold its scott james business in June 2013. Information regarding the Company’s settlement agreements and the related settlement amounts regarding two leases and a service agreement related to the scott james business is presented in Note 11 – Commitments and Contingencies – Legal Items – Boston retail store lease, – Minneapolis outlet store lease and – Service agreement included in the Company’s consolidated financial statements for the year ended December 31, 2013 contained in the 2013 Annual Report on Form 10-K and is incorporated herein by reference. All such settlement amounts, which totaled approximately $60,000 for the two leases and approximately $0.2 million for the service agreement, were recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013 and were paid in the first quarter of 2014.

Additionally, as a result of the purchasers’ breach of the scott james asset purchase agreement by their failure to pay all amounts owed to the Company under such agreement, in January 2014, the Company obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. In April 2014, the Company filed suit against the purchasers in the United States District Court for the Southern District of New York seeking damages of approximately $1.0 million arising from their breach of the asset purchase agreement. The purchasers did not file a response to the lawsuit, and the Company is seeking a default judgment against the purchasers. The default judgment proceedings are pending.

Other

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 9 – Related Party Transactions

Buxbaum Group

Information regarding the Company’s agreements with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”) related to services provided to the Company by Paul Buxbaum (the Company’s CEO) is presented in Note 12 – Related Party Transactions – Buxbaum Group Agreements included in the Company’s consolidated financial statements for the year ended December 31, 2013 contained in the 2013 Annual Report on Form 10-K and is incorporated herein by reference. During the three and six months ended June 28, 2014, the Company incurred $112,500 and $225,000, respectively, in fees to Buxbaum Group pursuant to these agreements. During the three and six months ended June 29, 2013, the Company incurred $225,000 and $412,500, respectively, in fees to Buxbaum Group pursuant to these agreements.

On December 23, 2013, on behalf of the Company, Buxbaum Group remitted $120,000 to one of the Company’s vendors. As such, the Company recorded a liability due to Buxbaum Group, which was included in Accrued expenses and other liabilities in the unaudited condensed consolidated balance sheet as of December 31, 2013. The Company repaid this $120,000 liability to Buxbaum Group on January 7, 2014.

Liquidation Support Agreement

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

License Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci”

On July 1, 2014, the Company announced that it had entered into a license agreement with Sole Asset Holdings, Inc., which does business under the name Gramicci, a California-based hiking and climbing-inspired brand owned by Paul Buxbaum, the Company’s Chief Executive Officer. The three-year agreement provides the Company with licensing rights to design, develop and produce Gramicci brand men’s and women’s apparel, which is sold to retailers, as well as through its ecommerce website.

Additionally, the Company:

●	has assumed all of Gramicci’s rights and obligations under a distributor agreement during the term of the license agreement;
●	will reimburse Gramicci for any rents and operational expenses paid by Gramicci during the term of the license agreement in connection with Gramicci’s lease and operation of its office;
●	will assume all of Gramicci’s obligations for the Fall 2014 line of licensed products, including the fulfillment of all current purchase orders for such products;
●	will purchase certain of Gramicci’s existing inventory for an amount equal to invoice cost plus freight and may also acquire certain samples from Gramicci; and
●

will pay to Gramicci annually, within 30 days after the completion of the Company’s annual audit, a sales royalty equal to the lesser of: (i) 4% of net sales (as defined in the license agreement) during each fiscal calendar year (or partial fiscal year, as applicable) of the license agreement or (ii) 20% of Adjusted EBITDA (as defined in the license agreement).

The license agreement contains other terms typical of transactions of this type, including representations and warranties, indemnification, covenants, events of default and termination. A copy of the license agreement is furnished with this Report as Exhibit 99.1.

Other

During the three and six months ended June 28, 2014, the Company paid approximately $30,000 and $0.1 million, respectively, for screen printing services to a vendor affiliated with David Gren (the president of Rio). During the three and six months ended June 29, 2013, the Company paid approximately $0.2 million and $0.4 million, respectively, to this vendor. Accounts payable to this vendor was less than $1,000 and $28,000 as of June 28, 2014 and December 31, 2013, respectively.

Note 10 – Discontinued Operations

On June 7, 2013, the Company sold certain assets of the scott james clothing brand and line. In accordance with GAAP, the unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the scott james business as discontinued operations.

The assets and liabilities of the Company’s discontinued operations are included in Assets of discontinued operations and Liabilities of discontinued operations, respectively, in the unaudited condensed consolidated balance sheets. The underlying assets and liabilities of the discontinued operations as of June 28, 2014 and December 31, 2013 were as follows:

(In thousands)	June 28, 2014	December 31, 2013
Trade and other receivables, net	$—	$123
Inventories, net	—	51
Other current assets	—	3
Assets of discontinued operations	$—	$177

Accrued expenses and other liabilities	$—	$770
Liabilities of discontinued operations	$—	$770

The operating results for the discontinued operations for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1	$441	$110	$1,448

Gross (loss) income	(15)	(500)	92	(1,051)

Loss on sale of discontinued operations	—	(668)	—	(668)

(Loss) income from discontinued operations before income taxes	(15)	(1,168)	92	(1,719)
Income tax provision (benefit)	(12)	—	30	—
(Loss) income from discontinued operations, net of taxes	$(3)	$(1,168)	$62	$(1,719)

Cash flows related to discontinued operations have been reported separately in the consolidated statements of cash flows.

Note 11 – (Loss) Income Per Share

No adjustments to (loss) income from continuing operations were necessary to calculate basic and diluted net (loss) income per share from continuing operations for all periods presented other than the three months ended June 29, 2013.

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share from continuing operations for the three and six months ended June 28, 2014 and June 29, 2013 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic weighted-average number of common shares outstanding	8,475	7,474	8,469	7,476
Effect of potentially dilutive securities (stock options)	—	106	—	—
Diluted weighted-average number of common shares outstanding	8,475	7,580	8,469	7,476

For both the three and six months ended June 28, 2014, options to purchase 1,394,375 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations. For the six months ended June 29, 2013, options to purchase 473,625 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations

Note 12 - Subsequent Events

On August 12, 2014, the Company’s Credit Agreement was amended and certain covenants were waived. See Note 6.

On July 1, 2014, the Company entered into a license agreement with Sole Asset Holdings, Inc., which is owned by a related party. See Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1. Financial Statements in this report. The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report, in Part I, Item 1A. Risk Factors of our 2013 Annual Report on Form 10-K and elsewhere in this report. Our 2013 Annual Report on Form 10-K includes the following risk factors:

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

On February 19, 2014, we entered into an installment purchase and sale agreement with Maverick J, LLC, a Rick Solomon company, for the acquisition of the privately-held James Campbell® brands. James Campbell® is a West Coast designer brand positioned in the luxury sector of the men’s market and operates under the brands James Campbell, J. Campbell, Cultura International and Malibu Cowboy. James Campbell is sold in better stores in the United States with Nordstrom, Inc. the largest customer. For additional information, see Item 1. Financial Statements, Note 2 – Acquisition.

On April 1, 2014, we entered into a license agreement with Levi Strauss & Co. for their Dockers brand in the women’s apparel category. The agreement provides us with the licensing rights to design, source, market and service the women’s category for both tops and bottoms beginning with the Spring 2015 season. The license is for the U.S. market beginning with Spring 2015 and extends to include Mexico and Canada for Fall 2015. The initial agreement runs through 2018. On May 12, 2014, we entered into an extension to our license agreement with Levi Strauss & Co. through 2018 for their Dockers brand’s men’s tops business, which includes knit and woven tops, as well as sweaters for the U.S. market. Additionally, on July 16, 2014, we announced that we had entered into a master supply agreement with Levi Strauss & Co. under which we will supply knit shirts, woven shirts and sweaters to Dockers’ global business. This new agreement extends our relationship with Dockers beyond North America, making us the exclusive supplier of all tops for the Dockers brand worldwide. Under this agreement, which goes into effect beginning with the Fall 2015 product line, we will provide technical design and sourcing services in support of Dockers’ global strategy, which are functions that Dockers previously handled internally.

On July 1, 2014, we announced that we had entered into a license agreement with Sole Asset Holdings, Inc., which does business under the name Gramicci, a California-based hiking and climbing-inspired brand owned by our Chief Executive Officer, Paul Buxbaum. The three-year agreement provides us with licensing rights to design, develop and produce Gramicci brand men’s and women’s apparel, which is sold to retailers, as well as through its ecommerce website. For additional information, see Item 1. Financial Statements, Note 9 – Related Party Transactions – Gramicci License Agreement.

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to be subject to seasonality, with approximately 57% of our sales during 2013 occurring in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our gross profits have historically been generated in the third and fourth quarters. In 2014 and beyond, we expect this seasonality to decline further as a result of the Dockers® and James Campbell® and Gramicci licenses, which we believe will increase our sales during the spring season.

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

Quarterly Comparison – Three Months Ended June 28, 2014 and June 29, 2013

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Net sales	$14,699	$26,136
Gross profit	3,143	5,340
Selling, general and administrative expenses	7,354	8,441
Lease litigation settlement	—	(6,113)
Loss on lease obligations	82	520
(Loss) income from continuing operations before income taxes	(4,452)	2,424
Income tax provision	122	122
(Loss) income from continuing operations	(4,574)	2,302

Net Sales

Net sales decreased 43.8% to approximately $14.7 million in the three months ended June 28, 2014 compared to approximately $26.1 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2013
Net sales for the quarter ended June 29, 2013	$26,136	100.0%
Effect of volume	(11,109)	(42.5%)
Effect of average selling prices	(328)	(1.3%)
Net sales for the quarter ended June 28, 2014	$14,699	56.2%

The approximate $11.4 million decrease in net sales in the three months ended June 28, 2014 compared to the same period last year was due to a decrease in net sales of both Hampshire Brands and Rio. The decrease in net sales for Hampshire Brands was due to lower volume resulting from termination of Panama Jack sales, partially offset by higher selling prices as a result of a change in sales mix. The decrease in net sales for Rio was due to lower volume resulting from declining sales in our private label t-shirt business, partially offset by slightly higher selling prices. Though both Hampshire Brands and Rio experienced higher selling prices in the three months ended June 28, 2014 compared to the same period last year, taken as a whole the mix was skewed to lower priced units, resulting in lower average selling prices in 2014.

Gross Profit
Gross profit in the three months ended June 28, 2014 was approximately $3.1 million compared to approximately $5.3 million in the same period last year, which, as a percentage of net sales, represented an increase from 20.4% to 21.4%. The approximate $2.2 million decrease in gross profit was due to the decrease in net sales, partially offset by the increase in the gross profit margin percentage. The increase in the gross profit margin percentage was due to an increase in the gross profit margin percentage of Hampshire Brands’ products, which was primarily due to sourcing synergies and product mix, partially offset by a decrease in the gross profit margin of Rio’s products, which was primarily due to changes in volume, sales and customer mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended June 28, 2014 were approximately $7.4 million compared to approximately $8.4 million in the same period last year, which, as a percentage of net sales, represented an increase from 32.3% to 50.0%. The approximate $1.1 million decrease in SG&A expenses in the second quarter of 2014 compared to the same period last year was primarily due to:

●

lower freight and warehouse charges of approximately $0.9 million in the second quarter of 2014 compared to the same period last year as there were higher shipping charges at Rio in the second quarter of 2013; and

●	overall reductions in expenses as a result of cost savings measures we have implemented.

These decreases were partially offset by:

●	approximately $0.3 million of expenses in the second quarter of 2014 related to the James Campbell business; and
●

higher stock-based compensation costs of approximately $0.4 million in the second quarter of 2014 compared to the same period last year, primarily as a result of option awards granted after the second quarter of 2013 and forfeitures of equity awards in the second quarter of 2013.

Lease Litigation Settlement

As previously reported in the second quarter of 2013, we reversed approximately $6.1 million of $6.3 million in accrued rent for unpaid disputed rent, , which is reflected in Lease litigation settlement in the consolidated statement of operations. For additional information, see Item 1. Financial Statements, Note 8 – Commitments and Contingencies.

Loss on Lease Obligations

To reflect changes in estimated future sublease rentals, we accrued a loss on lease obligations of approximately $0.1 million in the second quarter of 2014, primarily related to our New York office. In the second quarter of 2013, we accrued a loss on lease obligation related to our New York office of approximately $0.5 million. For additional information, see Item 1. Financial Statements, Note 5 – Loss on Lease Obligations.

Income Taxes
Our provision for income taxes for the quarters ended June 28, 2014 and June 29, 2013 is comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regard to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the three months ended June 28, 2014, we would have recognized a tax benefit from continuing operations of approximately $1.3 million, or an effective tax rate of 29.8%, due to losses incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the three months ended June 29, 2013, we would have recognized tax expense from continuing operations of approximately $1.5 million, or an effective tax rate of 62.0%, due to pre-tax income during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 7 – Income Taxes.

Year to Date Comparison – Six Months Ended June 28, 2014 and June 29, 2013

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Net sales	$30,801	$45,050
Gross profit	6,252	8,710
Selling, general and administrative expenses	14,634	16,444
Lease litigation settlement	—	(6,113)
Loss on lease obligations	82	520
Loss from continuing operations before income taxes	(8,834)	(2,265)
Income tax provision	101	264
Loss from continuing operations	(8,935)	(2,529)

Net Sales

Net sales decreased 31.6% to approximately $30.8 million in the six months ended June 28, 2014 compared to approximately $45.1 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2013
Net sales for the six months ended June 29, 2013	$45,050	100.0%
Effect of volume	(15,863)	(35.2% )
Effect of average selling prices	1,614	3.6%
Net sales for the six months ended June 28, 2014	$30,801	68.4%

The approximate $14.2 million decrease in net sales in the six months ended June 28, 2014 compared to the same period last year was due to a decrease in net sales of both Hampshire Brands and Rio. The decrease in net sales for Hampshire Brands was due to lower volume resulting from termination of Panama Jack sales, partially offset by higher selling prices as a result of a change in sales mix. The decrease in net sales for Rio was due to lower volume resulting from declining sales in our private label t-shirt business, partially offset by slightly higher selling prices.

Gross Profit
Gross profit in the six months ended June 28, 2014 was approximately $6.3 million compared to approximately $8.7 million in the same period last year, which, as a percentage of net sales, represented an increase from 19.3% to 20.3%. The approximate $2.5 million decrease in gross profit was due to the decrease in net sales, partially offset by the increase in the gross profit margin percentage. The increase in the gross profit margin percentage was due to an increase in the gross profit margin percentage of Hampshire Brands’ products, which was primarily due to sourcing synergies and product mix, partially offset by a decrease in the gross profit margin of Rio’s products, which was primarily due to changes in volume.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the six months ended June 28, 2014 were approximately $14.6 million compared to approximately $16.4 million in the same period last year, which, as a percentage of net sales, represented an increase from 36.5% to 47.5%. The approximate $1.8 million decrease in SG&A expenses in the first six months of 2014 compared to the same period last year was primarily due to:

●

approximately $0.9 million in severance costs in the first six months of 2013, primarily related to the resignation of our former chief executive officer in the first quarter of 2013 and company reorganization, compared to approximately $0.3 million of severance costs in the first six months of 2014;

●	approximately $0.3 million in advisory consulting services in the first quarter of 2013;
●

lower freight and warehouse charges of approximately $1.1 million in the first six months of 2014 compared to the same period last year as there were higher shipping charges at Rio in the first six months of 2013; and

●	overall reductions in expenses as a result of cost savings measures we have implemented.

These decreases were partially offset by:

●	approximately $0.7 million of expenses in the first six months of 2014 related to the James Campbell business (including approximately $0.2 million of acquisition-related costs); and
●

higher stock-based compensation costs of approximately $0.9 million in the first six months of 2014 compared to the same period last year, primarily as a result of the forfeitures of the former chief executive officer’s equity awards in the first quarter of 2013, as well as option awards granted after the second quarter of 2013 and other forfeitures of equity awards in the first six months of 2013.

Lease Litigation Settlement

As previously reported in the second quarter of 2013, we reversed approximately $6.1 million of $6.3 million in accrued rent for unpaid disputed rent, which is reflected in Lease litigation settlement in the consolidated statement of operations. For additional information, see Item 1. Financial Statements, Note 8 – Commitments and Contingencies.

Loss on Lease Obligations

To reflect changes in estimated future sublease rentals, we accrued a loss on lease obligations of approximately $0.1 million in the second quarter of 2014, primarily related to our New York office. In the second quarter of 2013, we accrued a loss on lease obligation related to our New York office of approximately $0.5 million. For additional information, see Item 1. Financial Statements, Note 5 – Loss on Lease Obligations.

Income Taxes
Our provision for income taxes for the six months ended June 28, 2014 and the six months ended June 29, 2013 is comprised primarily of foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the six months ended June 28, 2014, we would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 27.3%, due to losses incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the six months ended June 29, 2013, the Company would have recognized a tax benefit from continuing operations of approximately $0.2 million, or an effective tax rate of 8.8%, due to losses incurred during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 7 – Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary liquidity and capital requirements are to fund working capital for current operations, including funding the seasonal buildup in inventories and accounts receivable. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility. We believe that these sources of funds will provide adequate resources to meet our capital requirements and operational needs for the next twelve months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next twelve months, no assurance can be given that we will be able to do so. Due to the seasonality of our business, increased borrowings under our revolving credit facility will generally occur during the third and fourth quarters of the year.

In connection with the installment purchase and sale agreement (the “Agreement”) for the acquisition of certain assets of the James Campbell business, we will use cash on hand or borrowings under our credit facility to pay: (i) the balance of the minimum purchase price consideration of $0.5 million in each of 2015 and 2016 and (ii) any “excess payments,” as defined in the Agreement. For additional information, see Item1. Financial Statements, Note 2 – Acquisition. In 2014, we entered into an agreement to purchase enterprise resource planning software for payments totaling $0.6 million and $0.1 million in 2014 and 2015, respectively.

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

As of June 28, 2014, we had outstanding borrowings of $3.0 million on the term loan and approximately $6.8 million on the revolving credit facility and had $23,000 of letters of credit outstanding under the Credit Agreement. As of June 28, 2014, we had approximately $2.0 million of availability under the revolving credit facility.

In the event that average availability under the revolving credit facility is less than $5.0 million calculated on a three month rolling basis, the Borrowers are required to meet minimum consolidated EBITDA levels set forth in the Credit Agreement. On April 11, 2014, the Borrowers entered into an amendment to the Credit Agreement to: (i) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning February 28, 2014 through December 31, 2014 and (ii) add an additional financial covenant, which, commencing on May 31, 2014, requires average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. During the quarter ended June 28, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and therefore, we were not in compliance with this additional covenant as of each of those dates.

For each month ended May 31, 2014, June 30, 2014 and July 31, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and therefore, we were in default of  this covenant. On August 12, 2014, at the Borrowers request, the Borrowers and Lender entered into the Waiver and Second Amendment to the Credit Agreement to: (i) waive the defaults; (ii) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning June 30, 2014 through December 31, 2014; and (iii) amend the financial covenant, which, as amended, on August 31, 2014 and September 30, 2014, will require average availability under the revolving credit facility to not be less than $1.0 million calculated on a three month rolling basis as measured on the last day of each month and for each month ending after September 30, 2014 will require average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month. As a result of this amendment, the Borrowers expect to be in compliance with the covenants through December 31, 2014. The Borrowers are not subject to any other financial covenants.

Summary of Cash Flows

A summary of cash flows for the six months ended June 28, 2014 and June 29, 2013 was as follows:

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Net cash provided by (used in) operating activities	$2,259	$(9,797)
Net cash used in investing activities	(566)	(157)
Net cash used in financing activities	(2,429)	—
Net decrease in cash and cash equivalents	$(736)	$(9,954)

Cash provided by (used in) operating activities

We generated approximately $12.1 million more cash from operating activities in the first six months of 2014 compared to the same period last year. This increase was primarily related to decreases in accounts receivable, increases in liabilities and less cash used in discontinued operations in the first six months of 2014 compared to the same period last year, partially offset by greater losses in continuing operations and increases in inventories in the first six months of 2014 compared to the same period last year.

Cash used in investing activities

We used approximately $0.4 million more cash in investing activities in the first six months of 2014 compared to the same period last year. This increase was due to the portion of the purchase price paid upon closing of the James Campbell acquisition in the first quarter of 2014 and an increase in capital expenditures in the first six months of 2014 compared to the same period last year.

Cash used in financing activities

We used approximately $2.4 million more cash in financing activities in the first six months of 2014 compared to the same period last year. This increase was due to higher net repayments under our revolving credit facility in the first six months of 2014 compared to the same period last year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in our 2013 Annual Report on Form 10-K.

No new accounting pronouncements, issued or effective during 2014, have had or are expected to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding our quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K. There have been no material changes in our exposure to market risk as previously disclosed in our 2013 Annual Report on Form 10-K.

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

There were no changes during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of litigation and certain related matters, see Part I, Item 1. Financial Statements, Note 8 – Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors in Part I, Item 1A. Risk Factors of our 2013 Annual Report on Form 10-K. These risk factors could materially affect our business, financial condition or future results of operations in evaluating our business and any investment in our common stock. In particular, the risks described in our 2013 Annual Report on Form 10-K could cause actual events to differ materially from those contemplated in the forward-looking statements in this Form 10-Q. The risks described in our 2013 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

Item 5. Other Information.

On August 12, 2014, we and certain of our subsidiaries entered into a Waiver and Second Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders, to: (i) waive certain financial covenant defaults; (ii) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning June 30, 2014 through December 31, 2014; and (iii) amend the financial covenant, which, as amended, on August 31, 2014 and September 30, 2014, will require average availability under the revolving credit facility to not be less than $1.0 million calculated on a three month rolling basis as measured on the last day of each month and for each month ending after September 30, 2014 will require average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month following basis as measured on the last day of each month. The foregoing summary of the Waiver and Second Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Waiver and Second Amendment to Credit Agreement, a copy of which is filed as Exhibit 10.2 to this Report.

Item 6. Exhibits.

Exhibit No.	Description
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

10.2*	Waiver and Second Amendment to Credit Agreement, dated as of August 12, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	License Agreement dated as of July 1, 2014 by and between Sole Assets Holdings, Inc. d/b/a Gramicci and Hampshire Group, Limited.

101

The following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 28, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 28, 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS*    XBRL Instance Document

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

Hampshire Group, Limited

Date: August 12, 2014	By:	/s/ Paul M. Buxbaum
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

10.2*	Waiver and Second Amendment to Credit Agreement, dated as of August 12, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	License Agreement dated as of July 1, 2014 by and between Sole Assets Holdings, Inc. d/b/a Gramicci and Hampshire Group, Limited.

101

The following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 28, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 28, 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS*    XBRL Instance Document

101.SCH*   XBRL Taxonomy Extension Schema Document

101.CAL*   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*   XBRL Taxonomy Extension Label Linkbase Document

101.PRE*   XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q.