Form 10-Q
period 2014-09-27
HAMPSHIRE GROUP LTD
filed 2014-11-12
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Number of shares of common stock outstanding as of October 31, 2014: 8,496,546

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 27, 2014

 i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 (the “Form 10-Q”), as well as those made in other filings with the SEC.

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

 ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	September 27, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$790	$1,385
Accounts receivable, net of allowances of $2,223 and $3,765 as of September 27, 2014 and December 31, 2013, respectively	21,579	15,458
Other receivables	2,073	250
Inventories, net	25,747	18,607
Other current assets	4,450	5,240
Assets of discontinued operations	—	177
Total current assets	54,639	41,117
Fixed assets, net	4,244	4,559
Goodwill	880	460
Intangible assets, net	13,188	13,082
Other assets	526	847
Total assets	$73,477	$60,065

Current liabilities:
Borrowings under credit facility	$22,147	$9,187
Accounts payable	12,975	4,201
Accrued expenses and other liabilities	7,203	6,276
Liabilities of discontinued operations	—	770
Total current liabilities	42,325	20,434
Long-term debt	3,000	3,000
Other long-term liabilities	13,453	14,366
Total liabilities	58,778	37,800

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,241,282 and 9,211,672 shares issued as of September 27, 2014 and December 31, 2013, respectively	924	921
Additional paid-in capital	42,432	41,436
Deficit	(23,190)	(14,583)
Treasury stock, 753,356 and 759,015 shares at cost as of September 27, 2014 and December 31, 2013, respectively	(5,467)	(5,509)
Total stockholders’ equity	14,699	22,265
Total liabilities and stockholders’ equity	$73,477	$60,065

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$30,950	$25,025	$61,751	$70,075
Cost of goods sold	23,352	19,631	47,901	55,971
Gross profit	7,598	5,394	13,850	14,104
Selling, general and administrative expenses	7,402	8,097	22,036	24,541
Lease litigation settlement	—	—	—	(6,113)
Loss (gain) on lease obligations (Note 5)	(8)	—	74	520
Income (loss) from operations	204	(2,703)	(8,260)	(4,844)
Other income (expense):
Interest income	—	—	—	1
Interest expense	(345)	(139)	(827)	(318)
Other, net	104	126	216	180
Loss from continuing operations before income taxes	(37)	(2,716)	(8,871)	(4,981)
Income tax benefit	(345)	(1,289)	(244)	(1,025)
Income (loss) from continuing operations	308	(1,427)	(8,627)	(3,956)
Income (loss) from discontinued operations, net of taxes	—	(490)	62	(2,209)
Net income (loss)	$308	$(1,917)	$(8,565)	$(6,165)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.19)	$(1.02)	$(0.53)
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.01	(0.29)
Net income (loss)	$0.04	$(0.25)	$(1.01)	$(0.82)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.19)	$(1.02)	$(0.53)
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.01	(0.29)
Net income (loss)	$0.03	$(0.25)	$(1.01)	$(0.82)

Weighted-average number of common shares outstanding:
Basic	8,486	7,738	8,475	7,564
Diluted	9,878	7,738	8,475	7,564

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in		Treasury Stock		Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2013	9,211,672	$921	$41,436	$(14,583)	759,015	$(5,509)	$22,265
Net loss	—	—	—	(8,565)	—	—	(8,565)
Stock-based compensation	—	—	894	—	—	—	894
Issuance of common stock to directors in lieu of cash	29,610	3	102	—	—	—	105
Net exercise of stock options	—	—	—	(42)	(5,659)	42	—
Balance as of September 27, 2014	9,241,282	$924	$42,432	$(23,190)	753,356	$(5,467)	$14,699

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net loss	$(8,565)	$(6,165)
Less: Income (loss) from discontinued operations, net of taxes	62	(2,209)
Loss from continuing operations	(8,627)	(3,956)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,374	2,759
Lease litigation settlement	—	(6,113)
Loss on lease obligations	74	520
Stock-based compensation	894	93
Deferred income taxes	(335)	182
Loss on disposal of fixed assets	1	201
Changes in operating assets and liabilities:
Receivables, net	(7,944)	(6,720)
Inventories, net	(7,140)	(12,010)
Other assets	1,051	(5,645)
Liabilities	7,599	6,008
Net cash used in continuing operating activities	(12,053)	(24,681)
Net cash used in operating activities of discontinued operations	(531)	(1,203)
Net cash used in operating activities	(12,584)	(25,884)

Cash flows from investing activities:
Capital expenditures	(672)	(567)
Acquisition of business (Note 2)	(300)	—
Proceeds from sale of business	—	224
Proceeds from disposal of fixed assets	1	—
Net cash used in investing activities	(971)	(343)

Cash flows from financing activities:
Proceeds from term loan financing	—	3,000
Proceeds of borrowings under line of credit, net of repayments	12,960	13,395
Payments of credit facility fees	—	(657)
Net exercise of stock options	—	(13)
Net cash provided by financing activities	12,960	15,725
Net decrease in cash and cash equivalents	(595)	(10,502)
Cash and cash equivalents at beginning of period	1,385	12,500
Cash and cash equivalents at end of period	$790	$1,998

Supplemental disclosures of cash flow information:
Issuance of common stock to directors in lieu of cash	$105	$—
Non-cash restricted stock forfeitures	$—	$368
Non-cash issuance of stock for acquisition’s contingent consideration	$—	$3,500

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. Hampshire will adopt this standard effective January 1, 2015 and does not expect that the adoption will have a material effect on its financial statements.

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

The James Campbell trademarks and brands initially are licensed to the Company on an exclusive basis pursuant to a Master License Agreement dated as of February 19, 2014 (the “License Agreement”) between Maverick SPE and the Company. Title to the trademarks and brands will be transferred to the Company on the date (referred to as the “Slated Transfer Date”) when the Seller has received an aggregate of $1.25 million of purchase price (including excess payments), provided that:

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

The acquisition of the James Campbell business was accounted for as a business combination in accordance with the acquisition method of accounting pursuant to FASB Accounting Standards Codification 805, “Business Combinations,” which requires recording identifiable assets acquired and liabilities assumed at their fair values, with the excess of the fair value of the consideration transferred over the fair value of the net assets acquired recorded as goodwill.

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

The fair value of the contingent consideration liability was determined by discounting the expected excess payments as of the acquisition date based on projected full year revenues ranging from approximately $7.9 million to approximately $10.2 million and using a discount rate of 17.0%, which represents the estimated weighted-average cost of capital (Level 3). As of September 27, 2014, there was no change in the range of outcomes or discount rate for the contingent consideration liability recognized as of the acquisition date and, as a result, there was no significant change in the recognized amount of the contingent consideration liability.

As of September 27, 2014, of the total liabilities recorded for the installments payable and contingent consideration payable, approximately $0.5 million is included in Accrued expenses and other liabilities and approximately $1.0 million is included in Other long-term liabilities in the consolidated balance sheet and such amounts approximate fair value.

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

As discussed above, the Company has also separately agreed to purchase certain excess finished goods inventory of Maverick J. As of September 27, 2014, the Company had purchased approximately $134,000 of such inventory, which was accounted for separately from the business combination and recorded at cost in Inventories, net in the consolidated balance sheet.

The results of operations related to the James Campbell business have been included in the consolidated financial statements beginning on the acquisition date. The amount of James Campbell’s net sales included in the consolidated statements of operations for the three and nine months ended September 27, 2014 was $1.0 million and $1.1 million, respectively. The amount of James Campbell’s operating loss included in the consolidated statements of operations for the three months ended September 27, 2014 was approximately $0.1 million and for the nine months ended September 27, 2014 was approximately $0.9 million, which included approximately $0.2 million of acquisition-related costs, which were recorded in Selling, general and administrative expenses in the consolidated statements of operations.

Note 3 – Inventories, Net

Inventories, net as of September 27, 2014 and December 31, 2013 consisted of the following:

(In thousands)	September 27, 2014	December 31, 2013
Finished goods	$16,606	$8,321
Work-in-process	4,123	3,042
Raw materials and supplies	5,018	7,244
Inventories, net	$25,747	$18,607

Note 4 – Goodwill and Intangible Assets, Net

As discussed in Note 2 – Acquisition, in connection with the acquisition of the James Campbell business, the Company recorded goodwill, as well as identifiable intangible assets with finite lives, which consisted of customer relationships and trade names.

Goodwill

Goodwill as of September 27, 2014 and December 31, 2013 consisted of the following:

(In thousands)	September 27 2014	December 31, 2013
Acquisition of James Campbell	$420	$—
Acquisition of Rio Garment S.A. (“Rio”)	460	460
Goodwill	$880	$460

Intangible Assets, Net

Intangible assets as of September 27, 2014 and December 31, 2013 consisted of the following:

	September 27, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
James Campbell:
Customer relationships	$230	$(13)	$217	$—	$—	$—
Trade names	1,100	(54)	1,046	—	—	—

Rio:
Customer relationships	16,441	(4,608)	11,833	16,441	(3,487)	12,954
Non-compete agreement	240	(148)	92	240	(112)	128

Intangible assets	$18,011	$(4,823)	$13,188	$16,681	$(3,599)	$13,082

Intangible asset amortization expense was approximately $0.4 million for both the three months ended September 27, 2014 and September 28, 2013 and approximately $1.2 million for both the nine months ended September 27, 2014 and September 28, 2013. Annual intangible amortization expense for 2014 and for the next five years are estimated to be as follows:

(In thousands)
Full year 2014	$1,638
2015	1,657
2016	1,641
2017	1,609
2018	1,609
2019	1,609

Note 5 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased of its corporate office space in New York, NY and, as a result, the Company recorded a loss on lease obligation of approximately $6.3 million, which was net of the release of deferred rent attributable to the vacant space. The Company accrued additional loss on lease obligation charges of approximately $0.5 million in the second quarter of 2013 and approximately $4.9 million in the fourth quarter of 2013, primarily as a result of the Company completely vacating an additional floor of the New York office in December 2013. The additional loss on lease obligation charge in the fourth quarter of 2013 was net of the release of deferred rent attributable to the additional vacant space. In the nine months ended September 27, 2014, the Company accrued an additional loss on lease obligation charge of approximately $0.1 million.

As of September 27, 2014 and December 31, 2013, total loss on lease obligation liabilities (including other office leases separate from the New York office lease) of approximately $3.7 million and $3.6 million, respectively, are included in Accrued expenses and other liabilities and approximately $6.2 million and $7.8 million, respectively, are included in Other long-term liabilities in the unaudited condensed consolidated balance sheets.

A reconciliation of the beginning and ending liability balances for the total loss on lease obligations for the three months and nine months ended September 27, 2014 is shown below:

	Three Months Ended September 27, 2014			Nine Months Ended September 27, 2014
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$10,333	$163	$10,496	$11,253	$188	$11,441
Charges to expense for:
Loss (gain) on lease obligations	—	(8)	(8)	62	12	74
Accretion	150	1	151	470	6	476
Payments, net of sublease rentals received	(681)	(21)	(702)	(1,983)	(71)	(2,054)
End of period	$9,802	$135	$9,937	$9,802	$135	$9,937

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

As of September 27, 2014, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $22.1 million on the revolving credit facility and had $24,000 of letters of credit outstanding under the Credit Agreement. As of September 27, 2014, the Company had approximately $1.8 million of availability under the revolving credit facility, in addition to $0.8 million of cash and cash equivalents.

As of September 27, 2014, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. As of September 27, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate on the loan (Level 3).

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

For each month ended May 31, 2014, June 30, 2014 and July 31, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and, therefore, the Company was in default of this covenant. On August 12, 2014, at the Borrowers’ request, the Borrowers and Lender entered into the Waiver and Second Amendment to the Credit Agreement (“Second Amendment”) to: (i) waive the defaults; (ii) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning June 30, 2014 through December 31, 2014; and (iii) amend the financial covenant, which, as amended, required average availability under the revolving credit facility for August 2014 and September 2014 to not be less than $1.0 million calculated on a three month rolling basis as measured on the last day of each month and for each month ending after September 30, 2014 will require average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month.

For the month ended October 31, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and, therefore, the Company was in default of this covenant. On November 10, 2014, at the Borrowers’ request, the Borrowers and Lender entered into the Waiver and Third Amendment to the Credit Agreement (“Third Amendment”) to: (i) waive the default; and (ii) amend certain terms, including revising the $2.0 million availability covenant to measure the covenant based on the difference between the borrowing base (not limited by the commitment amount) and total borrowings calculated on a three month rolling basis as measured on the last day of each month commencing with the month ending December 31, 2014. The Borrowers are not subject to any other financial covenants.

Note 7 – Income Taxes

The Company’s income tax benefit for the quarter ended September 27, 2014 is comprised primarily of reductions in foreign income tax withholdings, partially offset by state minimum income taxes, and interest and penalties on unrecognized tax benefits. The Company’s income tax benefit for the quarter ended September 28, 2013 is comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by additional unrecognized tax benefits, foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

As of September 27, 2014, the Company has recorded a deferred tax liability of approximately $0.8 million for foreign income tax, which represents a 10% Honduran dividend withholding tax on the undistributed earnings of its Honduran subsidiary. These foreign withholding taxes will generate income tax credits in the U.S. when such amounts are paid, but these tax benefits are currently not recognized due to a full valuation allowance on the Company’s deferred tax assets.

As of September 27, 2014, unrecognized tax benefits of approximately $2.5 million, including approximately $1.5 million of accrued interest and penalties, are included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates minimal changes to total unrecognized tax benefits over the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence with regards to future realization of these net deferred tax assets as of September 27, 2014 and September 28, 2013. Excluding the valuation allowances on net deferred tax assets, in the three months ended September 27, 2014, the Company would have recognized tax expense from continuing operations of approximately $30,000, or an effective negative tax rate of 79.1%, due to losses incurred during the period, and in the nine months ended September 27, 2014, the Company would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 26.9%, due to losses incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the three months ended September 28, 2013, the Company would have recognized a tax benefit from continuing operations of approximately $2.1 million, or an effective tax rate of 75.7%, due to losses incurred during the period, and in the nine months ended September 28, 2013, the Company would have recognized a tax benefit from continuing operations of approximately $2.3 million, or an effective tax rate of 45.3%, due to losses incurred during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses.

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

On February 23, 2011, the receiver of the subject property commenced a non-payment proceeding in the Civil Court of the City of New York (the “Court”) against the Company. The receiver sought payment of allegedly past due and unpaid rent and additional rent under the New York lease, totaling approximately $7.1 million. On July 30, 2012, the Court commenced a trial on the matter. The trial was concluded on December 19, 2012, and the respective parties filed post trial briefs and reply briefs with the Court on January 23, 2013, and February 5, 2013, respectively. On June 10, 2013, the Court ruled that the Company was entitled to rent abatement for all but approximately $0.3 million of the plaintiff’s claim. Additionally, the Court awarded the Company legal fees and expenses for their defense in this litigation. The receiver filed a Notice of Appeal of the Decision, Order and Judgment of the trial court, which it perfected (i.e., filed the record on appeal and appellate brief) on April 9, 2014 (the “Trial Appeal”). The Company filed an opposition brief on May 1, 2014, and the receiver filed his reply brief on August 7, 2014.

The receiver claimed that the Notice of Appeal automatically stayed any hearing on the amount of legal fees and expenses due and owing to the Company until the award of attorneys’ fees is upheld on appeal. The Company moved before the trial court for an order directing the receiver to increase his undertaking bond on appeal to account for the Company’s attorneys’ fees, which was granted. The receiver appealed this decision as well (the “Undertaking Appeal”), and the appellate court ruled that the receiver would not have to post the additional undertaking bond until the Undertaking Appeal was heard. Subsequently, both parties submitted their written arguments on both the Trial Appeal and the Undertaking Appeal.

On September 10, 2014, the appellate court heard argument from the Company and the receiver on both the Trial Appeal and the Undertaking Appeal. Thereafter, the appellate court reserved its decision. To date, the appellate court has not rendered its decision on either the Trial Appeal or Undertaking Appeal.

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

Additionally, as a result of the purchasers’ breach of the scott james asset purchase agreement by their failure to pay all amounts owed to the Company under such agreement, in January 2014, the Company obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. In April 2014, the Company filed suit against the purchasers in the United States District Court for the Southern District of New York seeking damages of approximately $1.0 million arising from their breach of the asset purchase agreement. The purchasers filed a response to the lawsuit and asserted counterclaims against the Company based upon alleged wrongful conduct by the Company that allegedly occurred after the purchase agreement and seeking $10.0 million in damages. The Company believes the counterclaims are without merit. A schedule for the litigation will soon be set by the court, with an anticipated trial date in the second or third quarter of 2015.

Other

From time to time the Company is involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 9 – Related Party Transactions

Buxbaum Group

Information regarding the Company’s agreements with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”) related to services provided to the Company by Paul Buxbaum (the Company’s CEO) is presented in Note 12 – Related Party Transactions – Buxbaum Group Agreements included in the Company’s consolidated financial statements for the year ended December 31, 2013 contained in the 2013 Annual Report on Form 10-K and is incorporated herein by reference. During the three and nine months ended September 27, 2014, the Company incurred $112,500 and $337,500, respectively, in fees to Buxbaum Group pursuant to these agreements. During the three and nine months ended September 28, 2013, the Company paid $112,500 and $525,000, respectively, in fees to Buxbaum Group pursuant to these agreements.

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

License Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci”

On July 1, 2014, the Company announced that it had entered into a license agreement with Sole Asset Holdings, Inc., which does business under the name Gramicci, a California-based hiking and climbing-inspired brand owned by Mr. Buxbaum. The three-year agreement provides the Company with licensing rights to design, develop and produce Gramicci brand men’s and women’s apparel, which is sold to retailers, as well as through its ecommerce website.

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

The amount of Gramicci’s net sales included in the consolidated statements of operations for both the three and nine months ended September 27, 2014 was approximately $1.6 million. There were no royalties earned for the three and nine months ended September 27, 2014. The amount of Gramicci’s net loss from operations included in the consolidated statements of operations for the three months and nine months ended September 27, 2014 was approximately $0.1 million, which included approximately $0.2 million of acquisition-related costs, which were recorded in Selling, general and administrative expenses in the consolidated statements of operations.

Employment

In connection with the Gramicci License Agreement described above, the Company hired Brandon Buxbaum, the son of Paul Buxbaum, the Company's Chief Executive Officer. Mr. Brandon Buxbaum is employed as an operations manager for Gramicci and is paid an annual salary of $100,000 and receives certain employee benefits.

Other

During the three and nine months ended September 27, 2014, the Company paid approximately $0.1 million and $0.2 million, respectively, for screen printing services to a vendor affiliated with David Gren (the president of Rio). During the three and nine months ended September 28, 2013, the Company paid approximately $0.1 million and $0.6 million, respectively, to this vendor. Accounts payable to this vendor was less than $4,000 and $28,000 as of September 27, 2014 and December 31, 2013, respectively.

Note 10 – Discontinued Operations

On June 7, 2013, the Company sold certain assets of the scott james clothing brand and line. In accordance with GAAP, the unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the scott james business as discontinued operations.

The assets and liabilities of the Company’s discontinued operations are included in Assets of discontinued operations and Liabilities of discontinued operations, respectively, in the unaudited condensed consolidated balance sheets. The underlying assets and liabilities of the discontinued operations as of September 27, 2014 and December 31, 2013 were as follows:

(In thousands)	September 27, 2014	December 31, 2013
Trade and other receivables, net	$—	$123
Inventories, net	—	51
Other current assets	—	3
Assets of discontinued operations	$—	$177

Accrued expenses and other liabilities	$—	$770
Liabilities of discontinued operations	$—	$770

The operating results for the discontinued operations for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$—	$403	$110	$1,851

Gross (loss) income	—	(533)	92	(1,584)

Gain (loss) on sale of discontinued operations	—	43	—	(625)

(Loss) income from discontinued operations before income taxes	—	(490)	92	(2,209)
Income tax provision (benefit)	—	—	30	—
(Loss) income from discontinued operations, net of taxes	$—	$(490)	$62	$(2,209)

Cash flows related to discontinued operations have been reported separately in the consolidated statements of cash flows.

Note 11 – Income (loss) Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net income (loss) per share from continuing operations for the three and nine months ended September 27, 2014 and September 28, 2013 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic weighted-average number of common shares outstanding	8,486	7,738	8,475	7,564
Effect of potentially dilutive securities (stock options)	1,392	—	—	—
Diluted weighted-average number of common shares outstanding	9,878	7,738	8,475	7,564

For the nine months ended September 27, 2014, options to purchase 1,392,375 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations. For the three and nine months ended September 28, 2013, options to purchase 1,438,875 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations.

Note 12 – Subsequent Events

On November 10, 2014, the Company's Credit Agreement was amended and certain covenants were waived. See Note 6.

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

Quarterly Comparison – Three Months Ended September 27, 2014 and September 28, 2013

	Three Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Net sales	$30,950	$25,025
Gross profit	7,598	5,394
Selling, general and administrative expenses	7,402	8,097
Loss from continuing operations before income taxes	(37)	(2,716)
Income tax benefit	(345)	(1,289)
Income (loss) from continuing operations	308	(1,427)

Net Sales

Net sales increased 23.7% to approximately $30.9 million in the three months ended September 27, 2014 compared to approximately $25.0 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2013
Net sales for the quarter ended September 28, 2013	$25,025	100.0%
Effect of volume	1,168	4.6%
Effect of average selling prices	4,757	19.1%
Net sales for the quarter ended September 27, 2014	$30,950	123.7%

The approximate $5.9 million increase in net sales in the three months ended September 27, 2014 compared to the same period last year was due to an increase in net sales for Hampshire Brands, which was partially offset by a decrease in Rio’s net sales. The increase in net sales for Hampshire Brands was due to combined higher volume and higher selling prices as a result of a change in sales mix. Gramicci and James Campbell together accounted for $2.6 million of the increase in net sales. For additional information see Overview, Note 2 – Acquisitions and Note 9 – Related Party Transactions. The decrease in net sales for Rio was due to lower volume and selling prices resulting from declining sales in our private label t-shirt business.

Gross Profit
Gross profit in the three months ended September 27, 2014 was approximately $7.6 million compared to approximately $5.4 million in the same period last year, which, as a percentage of net sales, represented an increase from 21.6% to 24.5%. The approximate $2.2 million increase in was due to the increase in net sales and the increase in the gross profit margin percentage. The increase in the gross profit margin percentage was due to Hampshire Brands, which was primarily the result of sourcing synergies and product mix, partially offset by a decrease of Rio, which was primarily due to changes in volume, sales, and customer mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended September 27, 2014 were approximately $7.4 million compared to approximately $8.1 million in the same period last year, which, as a percentage of net sales, represented a decrease from 32.4% to 23.9%. The decrease in SG&A expenses in the third quarter of 2014 compared to the same period last year was primarily due to:

●

lower compensation of $1.0 million (excluding Gramicci and James Campbell) in the third quarter of 2014 compared to the same period last year, primarily related to a reduction in the bonus accrual, wages and stock compensation expense;

●

lower freight and warehouse charges of approximately $0.3 million in the third quarter of 2014 compared to the same period last year as there were higher shipping charges at Rio in the prior period; and,

●	$0.2 million less in depreciation expense in the quarter ended September 27, 2014 compared to the same period last year.

These decreases were partially offset by:

●	$0.8 million of additional selling, general and administrative expenses in the third quarter of 2014 compared to the same period last year from the addition of the operations of Gramicci; and,

●	$0.3 million of additional selling, general and administrative expenses in the third quarter of 2014 compared to the same period last year from the addition of the operations of James Campbell.

Income Taxes
Our income tax benefit for the quarter ended September 27, 2014 is comprised primarily of reductions in foreign income tax withholdings, partially offset by state minimum income taxes, and interest and penalties on unrecognized tax benefits. Our income tax benefit for the quarter ended September 28, 2013 is comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by additional unrecognized tax benefits, foreign income tax withholdings, state minimum income taxes, and interest and penalties unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regard to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the three months ended September 27, 2014, we would have recognized tax expense from continuing operations of approximately $30,000, or an effective negative tax rate of 79.1%, due to losses incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the three months ended September 28, 2013, we would have recognized a tax benefit from continuing operations of approximately $2.1 million, or an effective tax rate of 75.7%, due to losses during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 7 – Income Taxes.

Year to Date Comparison – Nine Months Ended September 27, 2014 and September 28, 2013

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Net sales	$61,751	$70,075
Gross profit	13,850	14,104
Selling, general and administrative expenses	22,036	24,541
Lease litigation settlement	—	(6,113)
Loss on lease obligations	74	520
Loss from continuing operations before income taxes	(8,871)	(4,981)
Income tax benefit	(244)	(1,025)
Loss from continuing operations	(8,627)	(3,956)

Net Sales

Net sales decreased 11.9% to approximately $61.8 million in the nine months ended September 27, 2014 compared to approximately $70.1 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2013
Net sales for the nine months ended September 28, 2013	$70,075	100.0%
Effect of volume	(16,409)	(23.4%)
Effect of average selling prices	8,085	11.5%
Net sales for the nine months ended September 27, 2014	$61,751	88.1%

The approximate $8.3 million decrease in net sales in the nine months ended September 27, 2014 compared to the same period last year was due to a decrease in net sales of Rio, partially offset by an increase in net sales at Hampshire Brands. The decrease in net sales for Rio was due to lower volume and selling prices resulting from declining sales in our private label t-shirt business. The increase in net sales for Hampshire Brands was due to higher selling prices as a result of a change in sales mix. Gramicci and James Campbell together accounted for $2.7 million of the increase in net sales. For additional information see Overview, Note 2 – Acquisitions and Note 9 – Related Party Transactions. The increase in net sales of Hampshire Brands was partially offset by lower volume resulting from termination of Panama Jack sales.

Gross Profit
Gross profit in the nine months ended September 27, 2014 was approximately $13.8 million compared to approximately $14.1 million in the same period last year, which, as a percentage of net sales, represented an increase to 22.4 % from 20.1%. The approximate $0.3 million decrease in gross profit was due to the decrease in net sales, partially offset by the increase in the gross profit margin percentage. The increase in the gross profit margin percentage was due to an increase in the gross profit margin percentage of Hampshire Brands’ products, which was primarily due to sourcing synergies and product mix, partially offset by a decrease in the gross profit margin of Rio’s products, which was primarily due to changes in volume.

Selling, General and Administrative Expenses

SG&A expenses in the nine months ended September 27, 2014 were approximately $22.0 million compared to approximately $24.5 million in the same period last year, which, as a percentage of net sales, represented an increase from 35.0% to 35.7%. The decrease in SG&A expenses in the first nine months of 2014 compared to the same period last year was primarily due to:

●

lower compensation of $2.1 million (excluding Gramicci, James Campbell) in the third quarter of 2014 compared to the same period last year, primarily related to $0.9 million less in bonus expense recorded, $0.8 million less in wages and $0.6 million less in severance, which was largely related to $0.9 million in severance connected to the resignation of our former chief executive officer in the first quarter of 2013, partially offset by $0.6 million of stock compensation expense for option awards granted mainly in the second quarter of 2013;

●

lower freight and warehouse charges of approximately $1.4 million in the first nine months of 2014 compared to the same period last year as there were higher shipping charges at Rio in the first nine months of 2013;

●	$0.4 million less in depreciation expense in the first nine months of 2014 compared to the same period last year; and,

●	overall reductions in expenses as a result of cost savings measures we have implemented.

These decreases were partially offset by:

●

approximately $0.8 million of additional selling, general and administrative expenses in the first nine months of 2014 compared to the same period last year from the addition of the operations of Gramicci in the current period; and,

●	approximately $1.0 million of additional selling, general and administrative expenses in the first nine months of 2014 from the addition of the operations of James Campbell in the nine-month period.

Lease Litigation Settlement

As previously reported in the second quarter of 2013, we reversed approximately $6.1 million of $6.3 million in accrued rent for unpaid disputed rent, which is reflected in Lease litigation settlement in the consolidated statement of operations. For additional information, see Item 1. Financial Statements, Note 8 – Commitments and Contingencies.

Loss on Lease Obligations

To reflect changes in estimated future sublease rentals, we recorded a loss on lease obligations of approximately $0.1 million in the nine months ended September 27, 2014, primarily related to our New York office. In the first nine months of 2013, we accrued a loss on lease obligation related to our New York office of approximately $0.5 million. For additional information, see Item 1. Financial Statements, Note 5 – Loss on Lease Obligations.

Income Taxes
Our income tax benefit for the nine months ended September 27, 2014 is comprised primarily of reductions in foreign income tax withholdings, partially offset by state minimum income taxes, and interest and penalties on unrecognized tax benefits. Our income tax benefit for the nine months ended September 28, 2013 is comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by additional unrecognized tax benefits, foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the nine months ended September 27, 2014, we would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 26.9%, due to losses incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the nine months ended September 28, 2013, we would have recognized a tax benefit from continuing operations of approximately $2.3 million, or an effective tax rate of 45.3%, due to losses incurred during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 7 – Income Taxes.

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

In connection with the installment purchase and sale agreement (the “Agreement”) for the acquisition of certain assets of the James Campbell business, we will use cash on hand or borrowings under our credit facility to pay: (i) the balance of the minimum purchase price consideration of $0.5 million in each of 2015 and 2016 and (ii) any “excess payments,” as defined in the Agreement. For additional information, see Item1. Financial Statements, Note 2 – Acquisition. In 2014, we entered into an agreement to purchase enterprise resource planning software for payments totaling $0.6 million and $0.2 million in 2014 and 2015, respectively.

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

As of September 27, 2014, we had outstanding borrowings of $3.0 million on the term loan and approximately $22.1 million on the revolving credit facility and had $24,000 of letters of credit outstanding under the Credit Agreement. As of September 27, 2014, we had approximately $1.8 million of availability under the revolving credit facility, in addition to $0.8 million of cash and cash equivalents.

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

For each month ended May 31, 2014, June 30, 2014 and July 31, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and therefore, we were in default of this covenant. On August 12, 2014, at the Borrowers’ request, the Borrowers and Lender entered into the Waiver and Second Amendment to the Credit Agreement (“Second Amendment”) to: (i) waive the defaults; (ii) amend certain terms, including an adjustment to the minimum consolidated EBITDA levels under this financial covenant effective for the period beginning June 30, 2014 through December 31, 2014; and (iii) amend the financial covenant, which, as amended, required average availability under the revolving credit facility for August 2014 and September 2014 to not be less than $1.0 million calculated on a three month rolling basis as measured on the last day of each month and for each month ending after September 30, 2014 will require average availability under the revolving credit facility to not be less than $2.0 million calculated on a three month rolling basis as measured on the last day of each month.

For the month ended October 31, 2014, the average availability under the revolving credit facility calculated on a three month rolling basis fell below the $2.0 million minimum and, therefore, the Company was in default of this covenant. On November 10, 2014, at the Borrowers’ request, the Borrowers and Lender entered into the Waiver and Third Amendment to the Credit Agreement (“Third Amendment”) to: (i) waive the default; and (ii) amend certain terms, including revising the $2.0 million availability covenant to measure the covenant based on the difference between the borrowing base (not limited by the commitment amount) and total borrowings calculated on a three month rolling basis as measured on the last day of each month commencing with the month ending December 31, 2014. The Borrowers are not subject to any other financial covenants.

Summary of Cash Flows

A summary of cash flows for the nine months ended September 27, 2014 and September 28, 2013 was as follows:

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Net cash used in operating activities	$(12,584)	$(25,884)
Net cash used in investing activities	(971)	(343)
Net cash provided by financing activities	12,960	15,725
Net decrease in cash and cash equivalents	$(595)	$(10,502)

Net cash used in operating activities

We used approximately $13.3 million less in cash from operating activities in the first nine months of 2014 compared to the same period last year. This was primarily related to decreases in inventory, increases in other assets, increases in liabilities and less cash used in discontinued operations in the first nine months of 2014 compared to the same period last year, partially offset by greater losses in continuing operations and increases in receivables in the first nine months of 2014 compared to the same period last year.

Net cash used in investing activities

We used approximately $0.6 million more cash in investing activities in the first nine months of 2014 compared to the same period last year. The increase was due to the portion of the purchase price paid upon closing of the James Campbell acquisition in the first quarter of 2014, an increase in capital expenditures in the first nine months of 2014 compared to the same period last year and proceeds from the sale of our scott james business last year.

Net cash provided by financing activities

We generated approximately $2.8 million less cash in financing activities in the first nine months of 2014 compared to the same period last year. This decrease was primarily due to $3.0 million in proceeds from a term loan in the first nine months of 2013 compared to the same period this year.

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

No new accounting pronouncements, issued or effective during 2014, have had or are expected to have a significant impact on our consolidated financial statements. See Part I, Item 1. Financial Statements, Note – Basis of Presentation.

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

There were no changes during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information

On November 10, 2014, we and certain of our subsidiaries entered into a Waiver and Third Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders, to: (i) waive a certain financial covenant default; and, (ii) amend certain terms, including revising the $2.0 million availability covenant to measure the covenant based on the difference between the borrowing base (not limited by the commitment amount) and total borrowings calculated on a three month rolling basis as measured on the last day of each month commencing with the month ending December 31, 2014. The foregoing summary of the Waiver and Third Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Waiver and Third Amendment to Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Report.

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

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Waiver and Third Amendment to Credit Agreement, dated as of November 10, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.2

Waiver and Second Amendment to Credit Agreement, dated as of August 12, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 filed with the SEC on August 12, 2014).

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

101

The following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 27, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 27, 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS* XBRL Instance Document
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

Hampshire Group, Limited

Date: November 12, 2014	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Trey A. Darwin
Trey A. Darwin
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Waiver and Third Amendment to Credit Agreement, dated as of November 10, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.2

Waiver and Second Amendment to Credit Agreement, dated as of August 12, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 filed with the SEC on August 12, 2014).

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

101

The following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 27, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 27, 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q.