Form 10-K
period 2014-12-31
HAMPSHIRE GROUP LTD
filed 2015-12-11
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes ☐No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2014) was approximately $17.5 million. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the OTC Markets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than 10 percent of the registrant’s common stock.

Number of shares of common stock outstanding as of December 1, 2015: 8,769,223

DOCUMENTS INCORPORATED BY REFERENCE

None.

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”), as well as those made in other filings with the SEC.

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

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2015 (the “Form 10-Q Reports”). We expect to file our Form 10-Q Reports in the near future. Except as specifically set forth herein, this Form 10-K speaks only as of December 31, 2014 and the period then ended and does not reflect events or results of operations that may have occurred subsequent to December 31, 2014.

Audit Committee Investigation

Based upon an anonymous report filed by an employee in our South Carolina office through our “whistleblower” hotline in February 2015, the Audit Committee of the Board of Directors of the Company engaged our outside corporate counsel, who in turn engaged a forensic accounting firm, to investigate allegations by the whistleblower that our then Chief Financial Officer was overstating accounts receivable on the borrowing base certificates submitted to our lender, Salus Capital Partners, LLC and Salus CLO 2012-1, LTD. (collectively, “Lender”). Based on the investigation, we believe that the Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating our accounts receivable and the available borrowing base under the Lender credit facility. Based on the investigation, we believe that the delay in posting began at the end of December 2013 and continued through February 2015, with the most significant delays occurring from November 2014 through February 2015. Due to the delays in posting, the Company submitted incorrect borrowing base certificates to the Lender and thereby borrowed more than was available under the credit facility, in amounts ranging from $51,000 to $2.1 million. Further, the delays in posting and incorrect borrowing base certificates led other members of management of the Company and the Lender to erroneously believe that the Company was in compliance with the availability covenant in the credit facility.

The investigation did not find any evidence that the delays in posting of accounts receivable affected the reported balances of cash, accounts receivable or debt in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 or in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2014, June 28, 2014 or September 27, 2014 (collectively referred to as the “Prior Reports”). Based on the investigation and additional work subsequently performed by members of the Company’s finance department, we concluded that amounts disclosed as available for borrowing under the revolving credit facility as of the end of the respective periods covered by the Prior Reports were understated by $0.1 million in the Annual Report on Form 10-K for the year ended December 31, 2013, overstated by $(0.1) million in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and overstated by insignificant amounts with respect to the Quarterly Report on Form 10-Q for the quarters ended June 28, 2014 and September 27, 2014. As a result, we did not accurately reflect our liquidity position in certain of the Prior Reports. The Company concluded, however, that no restatements of the Prior Reports were required.

ii

Set forth below are the corrected amounts of availability under revolving credit facility as of the end of the respective periods covered by the Prior Reports:

(In millions)	December 31, 2013	March 29, 2014	June 28, 2014	September 27, 2014
Availability (as reported)	$2.9	$1.9	$2.0	$1.8
Availability) (as corrected)	$3.0	$1.8	$2.0	$1.8

The Chief Financial Officer was terminated. The investigation did not find that other members of senior management had any knowledge of the delay in posting of accounts receivable or the overstatement of availability on the borrowing base certificates.

The Lender conducted its own investigation to determine the correct amount of availability under the credit facility as of the time of its investigation. As part of the Waiver and Fourth Amendment to Credit Facility entered into on May 22, 2015, the Lender waived the delivery of borrowing base certificates and/or other reports prior to February 27, 2015 that included irregularities and/or errors.

iii

PART I.

Item 1. Business.

Company Overview

Hampshire Group, Limited is a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc. (“Hampshire Brands”), Hampshire International, LLC (“International”) and Rio Garment S.A (“Rio”). We were established in 1976 and are incorporated in the state of Delaware.

Our Business and Products

We have a long history of supplying men’s branded and private label apparel to department stores and national chains throughout the United States. We utilize our own sales force and contract third-party salespersons to sell our products. With our established international sourcing relationships, we have the ability to respond quickly to changing fashion trends. The emphasis with every garment we offer is a compelling product that features high quality and good value. The ongoing diversification and expansion of our product offerings allows us to participate in a range of retail price points from “main floor” traditional styles to fashion forward designer styles. We have continued to enhance and diversify our product lines in 2014.

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands. We offer a full tops assortment under the Dockers® brand. Under our multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States, and with respect to sweaters, Central and South America also, we oversee the design, production, sales and distribution of the line to certain chain and department stores including Kohl’s Department Stores, Inc., J.C. Penney Company, Inc. and Sears Holding Corporation. The woven and knit line includes button down shirts, polos, fleece tops and t-shirts, and we believe that these categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.

In 2014, we entered into license agreements with Levis Strauss & Co. for its Dockers® brand. The agreements provide us with, among other things, the licensing rights to design, source, market and service the women's category for both tops and bottoms beginning with the Spring 2015 season in the United States and extends to Mexico and Canada for Fall 2015. Each of these agreements, as amended, runs through November 2017. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sale of Rio

Rio, acquired in 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States.

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, we sold all Rio’s shares of stock to a buying group headed by a former executive officer of Hampshire. Under the Rio Agreement, the buyer purchased all of Rio’s shares of stock for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer to us accounts receivable in existence as of April 10, 2015 and certain other assets of Rio totaling approximately $5.1 million and caused Rio to assume approximately $3.2 million in certain liabilities. For accounting and financial reporting purposes, the sale of Rio will be deemed to have occurred effective as of the close of business on April 10, 2015 to the fullest extent permitted by applicable law.

We believe that the transaction resulted in a loss of approximately $1.4 million which was recorded in the consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 8. Financial Statements and Supplemental Data, Note 13 – Related Party Transactions, Note 22 – Rio Pro Forma Condensed Financial Information (Unaudited), and Item 13. Certain Relationships and Related Transactions, and Director Independence – Sale of Rio Garment.

Based on the Rio Agreement, we determined that the goodwill, and intangible assets consisting of customer relationships and a non-compete agreement, recorded in connection with the Rio acquisition, and Rio’s fixed assets were impaired at December 31, 2014. As result, we recorded non-cash impairment charges in the fourth quarter of 2014. Impairment charges of $0.5 million, $11.5 million and $1.4 million were recorded in Impairment of goodwill, Impairment of certain intangible assets and Impairment of fixed assets, respectively, in the consolidated statements of operations. Since the impairment charges are not deductible for income tax purposes, no tax benefit was recognized in 2014 for the impairment charges. For additional information, see Note 5 – Fixed Assets, Net, Note 6 – Goodwill and Intangible Assets, Net and Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.

Our Strategies
Our strategies for the future include leveraging our strengths:

Experienced Design and Sourcing Capabilities. We have and continue to invest in high-quality design talent and resources. Our investments are aimed at further strengthening our design and sourcing efficiencies to ensure our brands fulfill the demand for high-quality, value and trend-right products.

Strong Competitive Position. As our retail customers seek to differentiate their assortments from competitors, they are increasingly turning to select designer and exclusive labels. We have demonstrated our value to retailers by offering a well-known licensed Dockers® brand and our new James Campbell brand.

Continued Improvement of our Infrastructure. As efficient systems and technologies are critical to meeting our retail customers’ needs, we are constantly re-evaluating our infrastructure to obtain additional synergies and efficiencies. During 2014, through our reorganizational plan, we scaled our organization, operations and expenses to better support our business model and sales levels.

Growth Opportunities in Existing and New Channels. We are focused both on growing our sales to retailers in the moderate department, better department stores, chain and specialty stores, as well as actively exploring new sales channels including international, vertical specialty stores and direct-to-consumer.

Our Customers
We have long-term relationships with many of our customers. Hampshire Brands sells products principally into the moderate price sector of most major department and chain stores in the United States. Rio sold primarily to the vertical specialty store channel, and most of our sales to Aeropostale, Inc. were Rio products. Sales to our three largest customers in 2014, Aeropostale, Inc., Kohl’s Department Stores, Inc. and J.C. Penney Company, Inc. represented 40%, 17% and 14%, respectively, of our net sales. These same three customers represented 50%, 13% and 11%, respectively, of our net sales during 2013. For 2014 and 2013, more than 97% and 99%, respectively, of our net sales from continuing operations were to customers located in the United States. We expect that we will have little or no sales to Aeropostale after the Rio sale. We believe that revenues from James Campbell, acquired in February 2014, and Dockers women’s apparel, which we will begin selling in the Spring of 2015, will partially offset the loss of sales to Aeropostale.

Our Suppliers and Manufacturers
Hampshire Brands primarily uses foreign suppliers for its raw materials and product manufacturing. During 2014, the majority of our products were produced by independent manufacturers located in Southeast Asia. Keynote Services, Limited, our subsidiary based in China, assists with our sourcing needs and provides quality control.

Rio primarily purchased raw materials, including yarn and fabric, from suppliers in the United States. Fabric was also purchased locally in Honduras. Purchased fabric was used in the manufacturing process at Rio’s facility located in Honduras. Rio outsourced the fabric production to third-party manufacturers. The fabrics were ultimately sewn into finished garments at Rio’s textile facility or at the facilities of third-party contractors located in Honduras. Rio also purchased yarn and outsourced fabric production to third parties where, upon completion, the fabric was returned to the Rio facility for production. Rio’s garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags and hangers) by Rio or third-party contractors.

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

Seasonality

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to be subject to seasonality, with approximately 66% of our sales during 2014 occurring in the third and fourth quarters. As a result of such seasonality, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and typically require borrowings under our revolving credit facility in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth quarters. In 2015 and beyond, we expect this seasonality to decline further as a result of the Dockers® and James Campbell® licenses, which we believe will increase our sales during the spring season.

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

Electronic Information Systems
In order to schedule production, fill customer orders, transmit shipment data to our customers’ distribution centers and invoice electronically, we have developed a number of integrated electronic information systems applications. Approximately 50% of our customer orders for 2014 were received electronically. In some instances, our customers’ computer systems generate these orders based on sales and inventory levels. We electronically send advance shipment notices and invoices to our customers, which result in the timely update of their inventory levels.

We are in the process of evaluating electronic information systems that may eventually replace or supplement our current systems.

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

Employees
As of December 31, 2014, we employed approximately 633 full-time employees in Honduras, 60 full-time employees in the United States and 27 full-time employees in China. As of October 31, 2015, after giving effect to the Rio sale, we employed approximately 44 full-time employees in the United States, 25 full-time employees in China and no employees in Honduras. We believe our relationship with our employees is generally good.

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

There is doubt about our ability to continue as a going concern for the following reasons:

Our credit facility will expire on February 29, 2016. We may not be able to obtain replacement financing, which could cause us to cease operations or pursue relief under bankruptcy laws.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility. We are in default under our credit facility and recently entered into a forbearance agreement and amendment to our credit facility with our lenders, which among other items, changed the maturity date of the credit facility to February 29, 2016. Our lenders have indicated that they will not renew our credit facility beyond that maturity date, because they intend to exit this line of business. We are seeking replacement financing, but have not yet received a commitment from any lender or investor. If we are unable to obtain replacement financing, we will not be able to repay the borrowings under our current facility on the maturity date and our lenders will be entitled to foreclose on a substantial portion of our assets, which could cause us to cease operations or pursue relief under bankruptcy laws. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Item 8. Financial Statements and Supplementary Data, Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation.

We may not have sufficient liquidity to fund our operations.

We cannot assure you that our business will generate cash flow from operations, that we will be able to find a replacement credit facility, that future borrowings will be available to us under our current or any replacement credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund our liquidity needs. New or additional financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are not able to generate sufficient cash flow to service our existing or future debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to meet our debt service obligations our lender may determine to stop making loans to us, and/or our lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the debt agreement, all of which could have a material adverse effect on us.

We have a recent history of losses, and we may not achieve or maintain profitability.

We incurred losses from continuing operations of $28.8 million, $12.8 million, $9.3 million, $16.8 million and $8.6 million in fiscal 2014, fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010, respectively. For additional information, see Item 6. Selected Financial Data. In addition, we may incur additional losses from continuing operations in the future. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, which could require us to raise additional capital in the future to fund our operations, which may not be available on reasonable terms or at all.

We had a stockholders’ deficit or negative net worth as of December 31, 2014, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2014, we had a negative net worth or stockholders’ deficit of $5.3 million. Our stockholders’ deficit primarily resulted from our 2014 net loss. As a result of our stockholders’ deficit, we may face greater difficulty and expense in obtaining future financing than we would face if we did not have a stockholders’ deficit, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace. For additional information, see Item 8. Financial Statements and Supplementary Data.

Our independent public accounting firm has issued an opinion that states that the factors described above raise substantial doubt about our ability to continue as a going concern.

The uncertainties described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and the classifications of liabilities that may result if we are unable to continue as a going concern. As a result, our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. This opinion further states, among other things, that our recurring losses from operations and our liabilities in excess of our assets raised substantial doubt about our ability to continue as a going concern. For additional information, see Item 8. Financial Statements and Supplementary Data.

We are exposed to risks from our recently completed sale of Rio.

We face certain risks from the sale of Rio. Under the Rio Agreement, Rio has assumed certain liabilities, including payables of approximately $3.2 million, and the buyers agreed to pay the $1.0 million deferred portion of the purchase price on September 15, 2016. If Rio or the buyers default on their obligations, creditors may seek to collect such liabilities and other liabilities of the Rio business from us and we will not receive the balance of the deferred purchase price, which would have a material adverse effect on our financial condition and liquidity and on the market price of our common stock.

Matters relating to or arising from our Audit Committee investigation of certain accounting matters, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

Based upon an anonymous report filed by an employee through our “whistleblower” hotline in February 2015, the Audit Committee of the Board of Directors of the Company engaged our outside corporate counsel, who in turn engaged a forensic accounting firm, to investigate allegations by the whistleblower that our then Chief Financial Officer was overstating accounts receivable on the borrowing base certificates submitted to our lender, Salus Capital Partners, LLC and Salus CLO 2012-1, LTD. (collectively, “Salus”). Based on the investigation, we believe that the Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating our accounts receivable and the available borrowing base under the Salus credit facility. Based on the investigation, we believe that the delay in posting began at the end of December 2013 and continued through February 2015, with the most significant delays occurring from November 2014 through February 2015. Due to the delays in posting, the Company submitted incorrect borrowing base certificates to Salus and thereby borrowed more than was available under the credit facility, in amounts ranging from $51,000 to $2.1 million. Further, the delays in posting and incorrect borrowing base certificates led other members of management of the Company and Salus to erroneously believe that the Company was in compliance with the availability covenant in the credit facility.

The investigation did not find any evidence that the delays in posting of accounts receivable affected the reported balances of cash, accounts receivable or debt in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 or in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2014, June 28, 2014 or September 27, 2014 (collectively referred to as the “Prior Reports”). Based on the investigation and additional work subsequently performed by members of the Company’s finance department, we concluded that amounts disclosed as available for borrowing under the Salus credit facility as of the end of the respective periods covered by the Prior Reports was understated by $0.1 million in the Annual Report on Form 10-K for the year ended December 31, 2013, overstated by $0.1 million in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and overstated by insignificant amounts with respect to the Quarterly Report on Form 10-Q for the quarters ended June 28, 2014 and September 27, 2014. As a result, we did not accurately reflect our liquidity position in certain of the Prior Reports.

To date, we have incurred significant expenses related to legal, accounting, and other professional services in connection with the investigation and related matters, and may continue to incur significant additional expenses with regard to these matters and our remediation efforts. In addition, senior members of management have spent substantial amounts of time and effort with regard to the investigation and related matters. The significant amount of time and effort spent by our management team on these matters has diverted their attention from the operation of our business while also contributing to the delay in filing this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2015, June 27, 2015 and September 26, 2015. The expenses incurred, and expected to be incurred, on the investigation, the restatements and related matters and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.

As a result of the accounting irregularities reported above, we are exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. While we believe that we are not required to restate our Prior Reports, the SEC may disagree with our conclusions and initiate its own investigation. Accordingly, there is a risk that we may have to restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated. In addition, there is a risk that securities class actions or other lawsuits could be filed against us, our directors and officers. Any future such investigations or lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain effective internal controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of December 31, 2014. The specific material weakness is described in Part II - Item 9A. “Controls and Procedures” of this Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. As with any material weakness, if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Any misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We may be restricted in our ability to borrow under our revolving credit facility.

Significant operating losses or significant uses of cash in our operations could cause us to default on our credit facility. Our ability to borrow under the credit facility depends on our trade receivables and inventory levels. Significant changes in our trade receivables or inventory levels could restrict our ability to borrow funds. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases and transactions with affiliates. Our lenders waived certain defaults in the years ended December 31, 2014 and 2013 and through May 22, 2015 and entered into a forbearance agreement with us with respect to certain recent defaults. Future defaults under the credit facility may not be waived and could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit facility’s lenders, and in our inability to borrow additional amounts under the credit facility.

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

We use foreign suppliers for our raw materials and the manufacture of products, which poses risks to our business operations.

During 2014, our Rio products were manufactured in Honduras, and almost all of our other products were produced by independent manufacturers located outside the United States. Although no single supplier is critical to our production needs, any of the following could adversely affect the production and delivery of our products and, as a result, have an adverse effect on our business, financial condition and results of operations:

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

The market price of our common stock has been and is likely to continue to be volatile and there has been limited trading volume in our stock, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in our common stock. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including the following:

●	announcements of fluctuations in our operating results or failure to attain projections;

●	the timing and announcement of sales or acquisitions of assets by us or our competitors;

●	changes in estimates or recommendations by securities analysts;

●	adverse or unfavorable publicity about our products, customers or us;

●	the commencement of material litigation or investigations, or an unfavorable verdict, against us;

●	additions or departures of key personnel; and

●	sales of common stock.

In addition, the stock market in recent years has experienced significant price and volume fluctuations. Such volatility has affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad fluctuations and limited trading volume may materially adversely affect the market price of our common stock, and your ability to sell our common stock.

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

Aeropostale, Inc., Kohl’s Department Stores, Inc. and J.C. Penney Company, Inc. accounted for approximately 70% of our revenues in 2014, with Aeropostale accounting for approximately 40%. We expect that we will have little or no sales to Aeropostale after the Rio sale. We do not have long-term agreements with any of our customers and purchases generally occur on an order by order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our profitability.

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

During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. Over the last few years, several of our customers, including Goody’s, Mervyns, Gottschalks and Boscov’s, either reorganized or liquidated. We sell our product primarily to national and regional department stores, and vertical specialty stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another customer at comparable margins. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. If these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.

Chargebacks and margin support payments may have a material adverse effect on our business.

Consistent with industry practice, we may allow customers to deduct agreed-upon amounts from the purchase price for sales allowances, co-op advertising, new store opening discounts and other marketing development funds, which in the opinion of management promotes brand awareness. In addition, margin support payments may be required due to lower than anticipated sell-through rates, which may be caused by uncontrollable factors, such as general economic conditions, changing fashion trends and weather conditions, as well as controllable factors, such as wholesale prices, design, merchandising and the quality of our goods. These deductions have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. If our efforts to reduce our margin support are unsuccessful, we will likely continue to experience significant levels of chargebacks and margin support payments, which may further reduce our gross profit and result in a material adverse effect on our business.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our revenue and consequently reduce our gross profit.

We license brands from third parties for specific products. The term of each of our licenses is generally three years or less. We may not be able to renew or extend these licenses on favorable terms, if at all. If we are unable to renew or extend any one of these licenses, we could experience a decrease in net sales.

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

Our business depends on our ability to source and distribute product in a timely manner. As a result, we rely on the free flow of goods on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers, manufacturers or our distribution facilities create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. For example, in the first quarter of 2015, labor issues, related slowdowns and bottlenecks at West Coast shipping ports stranded thousands of our finished garments on cargo ships that were unable to dock and unload, preventing the Company from delivering these products and recognizing the associated sales. An interruption in the flow of goods could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net sales, gross profit and liquidity.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could adversely affect our ability to effectively operate our business.

Our ability to manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our internally developed enterprise resource planning system, as approximately 50% of our orders are received electronically. The failure of our existing systems or new systems to operate effectively or to integrate with other systems or a breach in security of any of our systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remedy any such failure, problem or breach.

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

As part of our growth strategy, we have acquired and licensed, and in the future, may acquire or license new brands and product categories. We may also make strategic acquisitions, such as the 2014 acquisition of James Campbell. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration of the acquired business is more costly and takes longer than anticipated, the risk of diversion of the attention and resources of management, risks associated with additional customer concentration and related credit risk, risks of retaining key personnel and risks associated with unanticipated events and unknown legal liabilities despite the due diligence efforts that we undertake. Any of these risks could have a material adverse effect on our business.

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

In connection with our annual goodwill impairment evaluation as of December 31, 2014 and 2013, we determined that the Rio reporting unit’s goodwill was impaired and, as a result, we recorded non-cash goodwill impairment charges of approximately $0.5 million and $2.1 million in the fourth quarters of 2014 and 2013, respectively.

We also determined that the intangible assets of Rio, consisting of customer relationships and a non-compete agreement, were impaired and we recorded a non-cash impairment charge of approximately $11.5 million in the fourth quarter of 2014.

As of December 31, 2014, our goodwill and other intangible assets totaled approximately $1.7 million. For additional information, see Part II, Item 8. Financial Statements and Supplementary Data, Note 6 – Goodwill and Intangible Assets, Net. If we determine that our goodwill or other intangible assets are impaired in future periods, we will be required to record additional impairment charges, which would be recorded as operating expenses and negatively affect our reported results of operations.

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

Global credit and financial markets have experienced extreme disruptions in recent years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. While the decline in consumer spending and the higher unemployment rates have recently moderated, these economic conditions could still lead to continued declines in consumer spending and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future which in turn may lead to further decreases in our net sales or a material adverse effect on our operating results, financial position and cash flows. Economic conditions have also led to a highly promotional environment and strong discounting pressure from our customers, which have had a negative effect on our revenues and profitability. This promotional environment may continue even after economic growth returns, as we expect that consumer spending trends are likely to remain below historical levels for the foreseeable future.

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

Our manufacturing operations and those of our suppliers require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant shipping and freight costs to transport goods from suppliers’ offshore facilities to the United States. The cost of energy and fuel fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions. We continue to focus on manufacturing methods that will reduce the amount of energy used in the production of our products to mitigate risks of fluctuations in the cost of energy. However, significant increases in energy and fuel prices may make us less competitive as compared to others in the industry, which may have a material adverse effect on our results of operations.

We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.

We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data which could subject us to legal claims or proceedings and have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our manufacturing facility, administrative offices, sales offices, sourcing offices and showrooms. We have sales offices and showrooms in New York, New York; administrative offices in Anderson, South Carolina and Dallas, Texas; and sourcing offices in Dongguan, China and Hong Kong. Rio’s manufacturing facility is located in San Pedro Sula, Honduras. We believe that all of our properties are well maintained and suitable for their intended use.

Item 3. Legal Proceedings.

New York Office Lease

In July 2007, we entered into a lease for our offices in New York, New York. As previously reported, we have been in litigation over the New York office lease with the landlord and/or the court appointed receiver for the property since 2011 over claims by us that the landlord failed to complete certain agreed upon capital improvements to the common areas of the New York offices, which would result in reduced rent, and claims by the receiver for unpaid rent.

On June 18, 2015, we entered into an Amendment of Lease dated as of June 1, 2015 (the “Lease Amendment”) with Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (“Landlord”). The Amendment amended the lease agreement for our New York City offices to, among other things:

●

provide for the surrender to the Landlord of four floors no longer needed by us in exchange for a surrender fee of $3.15 million payable by us in various installments through 2020 and evidenced by a promissory note (the “Surrender Note”);

●	make certain changes to the rent schedule;
●	provide for the payment by us of $1.64 million in rent arrearages in various installments through 2016; and
●	provide for the discontinuance and settlement of litigation and appeals between the parties related to the New York office lease.

In connection with the Lease Amendment, we executed and delivered to the Landlord the Surrender Note dated as of April 1, 2015 in the principal amount of $3.15 million. The Surrender Note provides for principal repayment as follows: (a) thirty-six (36) equal installments of $55,555.56 on the first day of each month from January 1, 2017 through and including December 1, 2019; (b) $500,000.00 on or before July 1, 2020; and (c) $650,000 on or before October 1, 2020. The Surrender Note does not bear interest, except that upon and during the continuance of an event of default, as defined, unpaid principal bears interest at an annual rate of 10%. Events of default include the failure to make any payment of principal or interest when due, breach of a representation or covenant, breach of the lease agreement for the New York office or the bankruptcy, insolvency or similar event with respect to us. The Landlord may accelerate the payment of all amounts due under the Surrender Note upon and during the continuance of an event of default.

We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule and also reversed approximately $10.0 million in loss on lease reserves associated with the New York offices resulting in a net gain of approximately $4.7 million in the consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Date, Note 12 - Commitments and Contingencies.

Matters Related to scott james

We sold our scott james business in June 2013. As a result of the purchasers’ breach of the scott james asset purchase agreement by their failure to pay all amounts owed to the Company under such agreement, in January 2014, we obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. In April 2014, we filed suit against the purchasers in the United States District Court for the Southern District of New York seeking damages of approximately $1.0 million arising from their breach of the asset purchase agreement. The purchasers filed a response to the lawsuit and asserted counterclaims against us based upon alleged wrongful conduct by us that allegedly occurred after the purchase agreement and seeking $10.0 million in damages. In May 2015, the parties entered into a settlement agreement releasing all claims and dismissing the litigation.

In January and February 2014, we entered into settlement agreements with landlords of the Boston and Minneapolis scott james stores, respectively. In exchange for consideration of approximately $60,000, which we recorded in Liabilities of discontinued operations in our consolidated balance sheet as of December 31, 2013, our obligations under the leases were terminated. We paid the settlement amounts in February 2014.

For additional information, see Item 8. Financial Statements and Supplementary Date, Note 12 – Commitments and Contingencies and Note 15 – Dispositions and Discontinued Operations.

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

As of November 1, 2015, we had 37 stockholders of record of our common stock, although we believe there are a significantly larger number of beneficial owners. The low and high sales prices of our common stock for 2014 and 2013, by quarter, as reported by the OTC Markets, are set forth below.

	2014		2013
	Low	High	Low	High
First Quarter	$2.95	$4.40	$2.55	$3.40
Second Quarter	3.50	4.40	2.40	4.00
Third Quarter	2.90	3.80	3.49	4.84
Fourth Quarter	1.71	3.20	2.99	4.40

We did not pay dividends on our outstanding common stock during the years ended December 31, 2014 and 2013. Any future determination to pay dividends on our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board may deem relevant. Our revolving credit facility does not permit the payment of cash dividends.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters in this Annual Report for information regarding our equity compensation plan.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data under the captions Statement of Operations Data and Balance Sheet Data for the years ended and as of December 31 for all periods presented are derived from our consolidated financial statements. The Statement of Operations Data for each year presented includes results from continuing operations, which excludes the discontinued operations of the scott james business, as well as other divisions disposed and discontinued prior to 2012. The data set forth below includes the results of operations and financial position of Rio since the acquisition date in 2011 and James Campbell and Gramicci, which were acquired in 2014. Our historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$91,471	$105,054	$114,914	$84,773	$56,913

Gross profit	17,621	19,920	23,168	15,089	9,892
Selling, general and administrative expenses	31,678	31,922	31,056	25,165	16,054
Lease litigation settlement (1)	—	(6,113)	—	—	—
Loss on lease obligation (2)	408	5,414	—	6,306	—
Impairment of goodwill (3)	460	2,099	—	1,204	—
Impairment of long-lived assets (4)	13,914	612	—	—	—
Special costs	—	—	—	—	4,481
Loss from operations	$(28,839)	$(14,014)	$(7,888)	$(17,586)	$(10,643)

Loss from continuing operations	$(28,825)	$(12,832)	$(9,275)	$(16,782)	$(8,642)

Basic loss per share from continuing operations	$(3.40)	$(1.65)	$(1.27)	$(2.82)	$(1.56)
Diluted loss per share from continuing operations	$(3.40)	$(1.65)	$(1.27)	$(2.82)	$(1.56)
Basic weighted-average common shares outstanding	8,481	7,793	7,271	5,941	5,554
Diluted weighted-average common shares outstanding	8,481	7,793	7,271	5,941	5,554

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$1,758	$1,385	$12,500	$25,801	$33,720
Restricted cash	—	—	—	—	2,725
Working capital (5)	6,455	21,276	22,761	35,592	46,410
Total assets (5)	44,296	59,888	69,515	86,812	66,090
Credit facility borrowings and note payable	16,114	9,187	—	—	—
Long-term liabilities	14,689	17,366	16,218	23,439	13,749
Total stockholders’ equity (deficit)	(5,267)	22,265	34,339	42,407	49,402
Book value per share outstanding	(0.62)	2.63	4.57	5.95	7.81

(1) We had previously accrued approximately $6.3 million for disputed unpaid rent for our New York office lease. In the second quarter of 2013, the Civil Court of the City of New York ruled that we were entitled to rent abatement for all but approximately $0.2 million of the unpaid rent. Additionally, the court awarded our legal fees and expenses for our defense in this litigation. Based on information obtained from our counsel, we believed that the rent abatement judgment would be upheld on appeal and reversed approximately $6.1 million of the accrual in the second quarter of 2013. On June 18, 2015, we entered into a Lease Amendment to, among other things: (a) provide for the surrender to the Landlord of four floors in exchange for a surrender fee of $3.15 million payable in various installments through 2020; (b) provide for the payment by us for $1.64 million of arrearages in various installments through 2016; (c) make certain changes to the rent schedule; and (d) provide for the discontinuance and settlement of litigation and appeals between the parties related to the New York office lease. For additional information, see Item 3. Legal Proceedings, New York Office Lease and Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments and Contingencies.

(2) In 2011, we recorded a loss on lease obligation of approximately $6.3 million. In 2013, we accrued losses on lease obligations of approximately $5.4 million. In 2014, we accrued losses on lease obligations of approximately $0.4 million. The loss on lease obligation charges were primarily as a result of vacating additional floors of our New York Office and were net of the release of deferred rent attributable to the additional vacant space. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 9 – Loss on Lease Obligations.

(3) In the fourth quarters of 2014 and 2013, we recorded a non-cash goodwill impairment charge of approximately $0.5 million and $2.1 million, respectively, related to our Rio reporting unit. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 6 – Goodwill and Intangible Assets, Net. In 2011, we recorded a non-cash goodwill impairment charge of approximately $1.2 million, which represented the goodwill associated with the scott james business.

(4) In the fourth quarter of 2014, we recorded a non-cash impairment charge of $11.5 million and $1.4 million related to intangible assets, consisting of Rio’s customer relationships and a non-compete agreement, and fixed assets, respectively, of the Rio reporting unit. In the fourth quarters of 2014 and 2013, we recorded a non-cash long-lived asset impairment charge of approximately $1.0 million and $0.6 million, respectively, to write off certain leasehold improvements related to our New York Office, primarily as a result of completely vacating additional floors. These impairment charges were net of the release of deferred rent associated with lease incentives attributable to the vacant space. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 6 – Goodwill and Intangible Assets, Net and Note 5 – Fixed Assets, Net.

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

Hampshire Brands designs and markets men’s sportswear to department stores, chain stores and mass market retailers under licensed brands. We offer a full tops assortment under the Dockers® brand and a full men’s assortment under our James Campbell® brand (which is discussed further below), both of which are licensed. Under our multi-year licensing agreement with Dockers® for its men’s “good” category tops in the United States, we oversee the design, production, sales and distribution of the line to certain chain and department stores including Kohl’s Department Stores, Inc., J.C. Penney Company, Inc. and Sears Holding Corporation. The woven and knit line includes button down shirts, polos, fleece tops and t-shirts and we believe that these categories complement and strengthen the marketability of our Dockers® sweater offering and, taken together, help to ensure we have a compelling international brand to offer to retailers.

We believe our primary strength is our ability to design, develop, source and deliver quality products within a given price range, while providing superior levels of customer service. Our diversification of product lines allows for multi-category licensing through Hampshire Brands. We have developed international sourcing abilities that permit us to deliver quality merchandise at competitive prices to our customers.

The apparel market is highly competitive. Competition is primarily based on product design, price, quality and service. We face competition from apparel designers, manufacturers, importers, licensors and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us.

We remain focused on exploring opportunities to grow our sales and expand our retail relationships, leveraging our operating platform in the men’s business and actively pursuing other strategic opportunities. We continually review our portfolio of labels, business lines and divisions to evaluate whether they meet profitability and performance requirements and are in line with our business strategy and evaluate potential acquisitions, partnerships or license arrangements that leverage or complement our strengths.

In February 2014, we entered into an installment purchase and sale agreement with Maverick J, LLC, a Rick Solomon company, for the acquisition of the privately-held James Campbell® brands. James Campbell® is a West Coast designer brand positioned in the luxury sector of the men’s market and operates under the brands James Campbell, J. Campbell, Cultura International and Malibu Cowboy. James Campbell is sold in better stores in the United States with Nordstrom, Inc. the largest customer. For additional information, see Item 8. Financial Statements and Supplementary Date, Note 18 – Acquisition.

In April 2014, we entered into a license agreement with Levi Strauss & Co. for their Dockers brand in the women’s apparel category. The agreement provides us with the licensing rights to design, source, market and service the women’s category for both tops and bottoms beginning with the Spring 2015 season. The license is for the U.S. market beginning with Spring 2015 and extends to include Mexico and Canada for Fall 2015. In May 2014, we entered into an extension to our license agreement with Levi Strauss & Co. for their Dockers brand’s men’s tops business, which includes knit and woven tops, as well as sweaters for the U.S. market. Each of these agreements, as amended, runs through November 2017. In July 2014, we entered into a master supply agreement with Levi Strauss & Co., making us the exclusive supplier of all tops for the Dockers brand worldwide that was subsequently terminated. Our other licenses with Levi Strauss & Co. were not affected by the termination of the master supply agreement.

Dispositions and Related Activities

Sale of Rio

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, we sold all Rio's shares of stock to a buying group headed by a former executive officer of Hampshire. Under the Rio Agreement, the buyer purchased all of Rio's shares of stock for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer to us accounts receivable in existence as of April 10, 2015 and certain other assets of Rio totaling approximately $5.1 million, and caused Rio to assume approximately $3.2 million in certain liabilities. For accounting and financial reporting purposes, the sale of Rio will be deemed to have occurred effective as of the close of business on April 10, 2015 to the fullest extent permitted by applicable law. See Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions , Note 22 – Rio Pro Forma Condensed Financial Information (Unaudited), and Item 13. Certain Relationships and Related Transactions, and Director Independence – Sale of Rio Garment.

Based on the Rio Agreement, we determined that the goodwill and certain intangible assets, consisting of customer relationships and a non-compete agreement recorded in connection with the Rio acquisition, and Rio’s fixed assets were impaired at December 31, 2014. As result, we recorded non-cash impairment charges in the fourth quarter of 2014 related to goodwill, intangible assets and fixed assets of $0.5 million, $11.5 million and $1.4 million, respectively. For additional information, see Results of Continuing Operations in this Item 7 and Item 8. Financial Statements and Supplementary Data, Note 5 – Fixed Assets, Net and Note 6 – Goodwill and Intangible Assets, Net.

We estimate that the transaction will result in a loss of approximately $1.4 million, which will be recorded in the consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 8. Financial Statements, Note 13 – Related Party Transactions.

Rio, acquired in 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States.

Termination of License Agreement with Sole Asset Holdings, Inc.

On April 27, 2015, we announced that we agreed to terminate our license agreement with Sole Asset Holdings, Inc., which does business under the name Gramicci, a California-based hiking and climbing-inspired brand owned by our Chief Executive Officer, Paul Buxbaum. The termination was effective as of February 28, 2015. We entered into the license agreement on July 1, 2014. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – License Agreement and Termination with Sole Asset Holdings, Inc. doing business as “Gramicci”

Lease Settlement

On June 18, 2015, we entered into an Amendment of Lease dated as of June 1, 2015 (the “Lease Amendment”) with Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (“Landlord”). The Amendment amended the lease agreement for our New York City offices to, among other things:

●

provide for the surrender to the Landlord of four floors no longer needed by us in exchange for a surrender fee of $3.15 million payable in various installments through 2020 and evidenced by a promissory note (the “Surrender Note”);

●	make certain changes to the rent schedule;
●	provide for the payment by us of $1.64 million in rent arrearages in various installments through 2016; and,
●	provide for the discontinuance and settlement of litigation and appeals between the parties related to the New York office lease.

In connection with the Lease Amendment, we executed and delivered to the Landlord the Surrender Note dated as of April 1, 2015 in the principal amount of $3.15 million. The Surrender Note provides for principal repayment as follows: (a) thirty-six (36) equal installments of $55,555.56 on the first day of each month from January 1, 2017 through and including December 1, 2019; (b) $500,000.00 on or before July 1, 2020; and (c) $650,000 on or before October 1, 2020. The Surrender Note does not bear interest, except that upon and during the continuance of an event of default, as defined, unpaid principal bears interest at an annual rate of 10%. Events of default include the failure to make any payment of principal or interest when due, breach of a representation or covenant, breach of the lease agreement for the New York office or the bankruptcy, insolvency or similar event with respect to us. The Landlord may accelerate the payment of all amounts due under the Surrender Note upon and during the continuance of an event of default.

Under the amended agreement, we returned four of the five floors we had previously leased but did not occupy, maintaining a lease for the single floor currently occupied by us. The revised agreement provides for a payment structure that will reduce our cash payments, as compared to the previous agreement, by approximately $16.4 million over the next eight years through the termination of the lease.

We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule, and we also reversed approximately $10.0 million in loss on lease reserves associated with the New York offices resulting in an expected net gain of approximately $4.7 million in the consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Date, Note 12 - Commitments and Contingencies.

Seasonality

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to be subject to seasonality, with approximately 66% of our sales during 2014 occurring in the third and fourth quarters. As a result of such seasonality, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and typically require borrowings under our revolving credit facility in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth quarters. In 2015 and beyond, we expect this seasonality to decline further as a result of the Dockers® and James Campbell® licenses, which we believe will increase our sales during the spring season.

RESULTS OF CONTINUING OPERATIONS

Years ended December 31, 2014 and 2013

(In thousands)	2014	2013
Net sales	$91,471	$105,054
Gross profit	17,621	19,920
Selling, general and administrative expenses	31,678	31,922
Lease litigation settlement	—	(6,113)
Loss on lease obligation	408	5,414
Impairment of goodwill	460	2,099
Impairment of certain intangible assets	11,539	—
Impairment of fixed assets	2,375	612
Loss from continuing operations before income taxes	(29,905)	(14,576)
Income tax benefit	(1,080)	(1,744)
Loss from continuing operations	(28,825)	(12,832)

Net Sales
Net sales decreased 12.9% to approximately $91.5 million in 2014 compared to approximately $105.1 million in 2013. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2013
Net sales for the year ended December 31, 2013	$105,054	100.0%
Effect of volume	(26,201)	(24.9%)
Effect of average selling prices	12,618	12.0%
Net sales for the year ended December 31, 2014	$91,471	87.1%

The approximate $13.6 million decrease in net sales in 2014 compared to 2013 was due to a decrease in net sales of Rio, partially offset by an increase in net sales at Hampshire Brands. The decrease in net sales for Rio was due to lower volume and selling prices resulting from declining sales in our private label t-shirt business. The increase in net sales for Hampshire Brands was due to higher selling prices as a result of a change in sales mix. Gramicci and James Campbell, acquired in 2014, together accounted for $5.5 million of net sales. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions. The increase in net sales of Hampshire Brands was partially offset by lower volume resulting from termination of Panama Jack sales.

Gross Profit
Gross profit in 2014 was approximately $17.6 million compared to approximately $19.9 million in the same period last year, which, as a percentage of net sales, represented an increase to 19.3 % from 19.0%. The approximate $2.3 million decrease in gross profit was due to the decrease in net sales, partially offset by the increase in the gross profit margin percentage. The increase in the gross profit margin percentage was due to an increase in the gross profit margin percentage of Hampshire Brands’ products, which was primarily due to sourcing synergies and product mix, partially offset by a decrease in the gross profit margin of Rio’s products, which was primarily due to changes in volume. Gramicci and James Campbell, acquired in 2014, together accounted for $3.7 million of cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in 2014 were approximately $31.7 million compared to approximately $31.9 million in 2013, which, as a percentage of net sales, represented an increase to 34.6% from 30.4%.

The $0.2 million decrease in SG&A expenses in 2014 compared to the same period last year was primarily due to:

●

lower compensation of $0.8 million (excluding Gramicci, James Campbell) in 2014 compared to the same period last year. The decrease was primarily related to $0.4 million less in wages and $0.7 million less in severance in 2014, which was largely related to $0.9 million in severance connected to the resignation of our former Chief Executive Officer in the first quarter of 2013, partially offset by $0.5 million of stock compensation expense for option awards granted mainly in the second quarter of 2013, for which the full year effect was reflected in 2014;

●	lower freight and warehouse charges of approximately $1.5 million in 2014 compared to the same period last year as there were higher shipping charges at Rio in 2013;

●	$0.7 million less in professional fees (excluding Gramicci and James Campbell) in 2014 compared to the same period last year;

●	$0.5 million less in depreciation and amortization expense in 2014 compared to the same period last year;

●	$0.4 million less in advertising and marketing expenses; and,

●	$0.3 million in miscellaneous other expense reductions.

These decreases were partially offset by:

●	approximately $1.1 million of additional SG&A expenses in 2014 compared to the same period last year from the addition of the operations of Gramicci in the current period; and,

●	approximately $1.5 million of additional SG&A expenses in 2014 from the addition of the operations of James Campbell in February 2014, and

●	a $1.4 million charge in 2014 associated with reserving amounts advanced to one of our vendors.

Lease Litigation Settlement

We had previously accrued approximately $6.3 million for disputed unpaid rent for our New York office lease. In the second quarter of 2013, the Civil Court of the City of New York ruled that we were entitled to rent abatement for all but approximately $0.2 million of the unpaid rent. We reversed approximately $6.1 million of the accrual in the second quarter of 2013.

On June 18, 2015, we entered into an Amendment of Lease dated as of June 1, 2015 for our New York office lease. (See above, Lease Settlement) For additional information, see Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments and Contingencies, Legal Items, New York Office Lease.

Loss on Lease Obligation

In 2014, we accrued a loss on lease obligation related to our New York office lease of approximately $0.4 million, with $0.3 million recorded in the fourth quarter. In 2013, we accrued a loss on lease obligation for the same facility of approximately $5.4 million. The loss on lease obligation charges were primarily as a result of vacating floors of our New York offices and were net of the release of deferred rent attributable to the additional vacant space.

On June 18, 2015, we entered into an Amendment of Lease dated as of June 1, 2015 for our New York office lease. (See above, Lease Litigation Settlement) For additional information, see Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data, Note 9 – Loss on Lease Obligations and Note 12 – Commitments and Contingencies, Legal Items, New York Office Lease.

Impairment of Goodwill

In the fourth quarters of 2014 and 2013, we recorded non-cash goodwill impairment charges of approximately $0.5 million and $2.1 million, respectively, which together resulted in the write-off of all of the goodwill associated with our Rio reporting unit. For additional information see Dispositions and Related Activity, Sale of Rio and Critical Accounting Estimates – Goodwill in this Item 7, as well as Item 8. Financial Statements and Supplementary Data, Note 6 – Goodwill and Intangible Assets, Net and Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.

Impairment of Certain Intangible Assets

In the fourth quarter of 2014, we recorded a non-cash impairment charge of approximately $11.5 million to write-off the identified intangible assets of customer relationships and a non-compete agreement related to Rio. For additional information see Dispositions and Related Activity, Sale of Rio and Critical Accounting Estimates – Goodwill in this Item 7, as well as Item 8. Financial Statements and Supplementary Data, Note 6 – Goodwill and Intangible Assets, Net and Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.

Impairment of Fixed Assets

In the fourth quarter of 2014, we recorded a non-cash impairment charge of approximately $1.4 million to write-off the fixed assets related to Rio. For additional information see Dispositions and Related Activity, Sale of Rio and Critical Accounting Estimates – Goodwill in this Item 7, as well as Item 8. Financial Statements and Supplementary Data, Note 5 – Fixed Assets, Net and Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A. In the fourth quarters of 2014 and 2013, we recorded non-cash long-lived asset impairment charges of approximately $1.0 million and $0.6 million, respectively, to write off certain leasehold improvements related to our New York offices, primarily as a result of completely vacating additional floors. These impairment charges were net of the release of deferred rent associated with lease incentives attributable to the vacant space.

Income Taxes
Our income tax benefit in 2014 was comprised primarily of foreign income tax benefits, partially offset by state minimum income taxes and interest on unrecognized tax benefits. Our income tax benefit in 2013 was comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by foreign income tax withholdings, state minimum income taxes, and interest and penalties on unrecognized tax benefits.

We evaluated our deferred tax assets at each reporting period to determine if valuation allowances were required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence in regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, we would have recognized a tax benefit from continuing operations of $5.3 million, or an effective tax rate of 17.9%, due to losses incurred in 2014. Excluding the valuation allowances on net deferred tax assets, we would have recognized tax expense from continuing operations of $10.3 million, or an effective tax rate of (71.0)%, due to the impairment of net operating loss carryforwards associated with an Internal Revenue Code Section 382 ownership change on March 7, 2013 as discussed below. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes, and nondeductible expenses. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 11 – Income Taxes.

In July 2013, our Board, in consultation with management and our professional advisors, completed an examination of past trading and corporate actions that could affect our net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013 we underwent an ownership change as defined by Section 382 of the Internal Revenue Code, and, as a result, we will be significantly limited in our future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. We estimate the total federal and state Section 382 pre-ownership change net operating loss carryforwards that are subject to annual limitations to be approximately $12.1 million and $13.1 million, respectively, of which we estimate that the annual federal and state Section 382 loss limitations will be approximately $0.6 million and $0.7 million, respectively. As of December 31, 2014, we estimate total net operating loss carryforwards for U.S. federal income tax purposes to be approximately $31.2 million, of which approximately $12.1 million are subject to the Section 382 limitation discussed above. As of December 31, 2014, we estimate total state net operating loss carryforwards to be approximately $32.1 million, of which approximately $13.1 million are subject to the Section 382 limitation discussed above. The federal and state net operating loss carryforwards expire in 2034. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.

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

We are in default under our credit facility and recently entered into a forbearance agreement and amendment to our credit facility, which among other items, changed the maturity date of the credit facility to February 29, 2016. Our lender has indicated that it intends to exit its lending line of business and will not renew our credit facility beyond that maturity date. We are seeking a replacement credit facility and are also considering raising additional financing through the sale of equity or debt. Although we have not yet received any commitments from potential lenders or investors, management believes that it will be able to secure new financing to replace our existing credit facility. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 1 - Organization, Liquidity and Financing, and Audit Committee Investigation.

This, among other things, raises substantial doubt about our ability to continue as a going concern. As a result, our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. This opinion further states that there is substantial doubt about our ability to continue as a going concern. For additional information, see Item 1A. Risk Factors, There is doubt about our ability to continue as a going and Item 8. Financial Statements and Supplementary Data.

Credit Agreement

We and certain of our subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC and Salus CLO 2012-1, Ltd. (collectively, the “Lender”), which provides for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit), subject to borrowing base limitations and (ii) a $3.0 million term loan. This facility replaced the Company’s prior credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”).

Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement (including an availability block, initially in the amount of $3.5 million). On February 24, 2014, the Lender extended us additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base.

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on February 29, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of December 31, 2014 and 2013, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

No principal payments are required under the term loan. All remaining principal and accrued interest is payable on the termination of the Credit Agreement. The Borrowers are also required to use the net cash proceeds of certain asset sales, insurance proceeds, sales of equity securities or incurrence of debt to prepay the loan. Proceeds received from the sale of Rio were applied to pay down the credit facility.

Proceeds from the term loan and initial borrowings on the revolving credit facility were used to repay amounts owed under the prior Wells Fargo credit facility of approximately $15.3 million, to pay transaction expenses and for working capital. The amount repaid to Wells Fargo under the prior credit facility included approximately $4.0 million to collateralize letters of credit, of which approximately $2.4 million remained as collateral as of December 31, 2013 and was included in Other current assets in the consolidated balance sheet. There were no letters of credit or collateral related to the Wells Fargo credit facility at December 31, 2014.

In connection with entering into the Credit Agreement, during 2013, we incurred fees of approximately $657,000 (including a Lender origination fee of $420,000), which were recorded as deferred financing costs in Other assets in the consolidated balance sheet and are being amortized over the term of the facility.

The Credit Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. The Credit Agreement initially also contained covenants regarding average availability and minimum EBITDA levels.

As reported above in “Explanatory Note – Audit Committee Investigation,” based on an investigation conducted under the supervision of our Audit Committee, the Company believes that our former Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating our accounts receivable and the available borrowing base under the Credit Agreement. Due to the delays in posting, the Company submitted incorrect borrowing base certificates to the Lender and thereby borrowed more than was available under the credit facility, in amounts ranging from $51,000 to $2.1 million. Further, the delays in posting and incorrect borrowing base certificates led other members of management of the Company and the Lender to erroneously believe that the Company was in compliance with the availability covenant in the credit facility.

The Lender conducted its own investigation to determine the correct amount of availability under the Credit Agreement as of the time of its investigation. On May 22, 2015, the Borrowers entered into a Waiver and Fourth Amendment to Credit Agreement with the Lender to, among other things: (i) waive certain specified defaults, including the delivery of borrowing base certificates and/or other reports prior to February 27, 2015 that included irregularities and/or errors defaults; (ii) add a reserve for Honduran inventory to the calculation of the borrowing base; (iii) lower the availability block from $3.5 million to $1.5 million; (iv) replace the minimum EBITDA and minimum availability covenants with a minimum net sales covenant; and (v) require the Borrowers to seek and complete a capital raise with net proceeds of at least $1.5 million by July 31, 2015.

On November 30, 2015, the Borrowers and Lender entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement under which, among other things, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults.

As of December 31, 2014, we had outstanding borrowings of $3.0 million on the term loan and approximately $16.0 million on the revolving credit facility and had approximately $0.2 million of letters of credit outstanding under the Credit Agreement. After recording year-end adjustments primarily related to Rio inventory reserves and customer chargebacks, the Company subsequently determined it had borrowed approximately $3.8 million in excess of its borrowing base as of December 31, 2014.

As of December 31, 2013, we had outstanding borrowings of $3.0 million on the term loan and approximately $9.2 million on the revolving credit facility and had approximately $0.4 million of letters of credit outstanding under the Credit Agreement. As of December 31, 2013, we had approximately $3.0 million of availability under the revolving credit facility.

Summary of Cash Flows

A summary of cash flows for the years ended December 31, 2014 and 2013 was as follows:

(In thousands)	2014	2013
Net cash used in operating activities	$(5,370)	$(22,678)
Net cash provided by (used in) investing activities	(1,184)	46
Net cash provided by financing activities	6,927	11,517
Net increase (decrease) in cash and cash equivalents	$373	$(11,115)

Cash flows related to discontinued operations have been reported separately in the consolidated statements of cash flows within operating activities and investing activities, as applicable.

Cash used in operating activities

We used approximately $17.3 million less cash in operating activities in 2014 compared to 2013. This decrease was primarily related to an increase in accounts payable and a decrease in accounts receivable and other assets in 2014 compared to 2013, partially offset by an increase in inventories in 2014 compared to 2013.

Cash provided by (used in) investing activities

We used approximately $1.2 million more cash in investing activities in 2014 compared to 2013 due to the 2014 acquisition of James Campbell and an increase in capital expenditures in 2014 compared to 2013.

Cash provided by financing activities

We generated approximately $4.6 million less in cash from financing activities in 2014 compared to 2013. This decrease was primarily due to the 2013 term loan borrowing and higher 2013 net borrowings under our revolving credit facilities, partially offset by payments of credit facility fees in 2013.

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, our contractual obligations, including payments due by period, were as follows:

(In thousands)	Total	2015	2016 - 2017	2018 – 2019	Thereafter
Non-cancelable operating lease obligations (1)	$20,386	$2,278	$5,965	$4,977	$7,166
New York Office Surrender Note (2)	3,150	—	667	1,333	1,150
Credit facility borrowings and note payable(3)	16,114	16,114	—	—	—
Long-term debt	3,000	—	3,000	—	—
James Campbell Purchase Installments (4)	1,000	500	500	—	—
Minimum royalty payments	13,125	3,215	6,379	3,531	—
Purchase obligations	12,439	12,439	—	—	—
Total (5)	$69,214	$34,546	$16,511	$9,841	$8,316

(1)

Operating lease obligations reflect an Amendment of Lease dated as of June 1, 2015 to our New York office lease. For additional information, see Lease Settlement in this Item 7, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments and Contingencies.

(2)

Fees related to the June 1, 2015 amendment to our New York office lease. For additional information, see Lease Settlement in this Item 7, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments and Contingencies.

(3)	Excludes interest payments.

(4)	Purchase price installments to acquire James Campbell. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 18 – Acquisition.

(5)	Contingent obligations such as those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 11 – Income Taxes.

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

A summary of our significant accounting policies is disclosed in Item 8. Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies. Based upon a review of our significant accounting policies, we believe the following accounting policies require us to make accounting estimates that can significantly affect the results reported in our consolidated financial statements. We have reported the development, selection and disclosures of our critical accounting estimates to the Audit Committee of our Board and the Audit Committee has reviewed the disclosures relating to these estimates.

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

Allowance for Doubtful Accounts

We extend credit to our customers that satisfy pre-defined credit criteria and perform ongoing evaluations of the credit worthiness of our customers. We estimate the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable as of the date of the consolidated financial statements, assessments of collectability based on historic trends, customer-specific circumstances and an evaluation of economic conditions. Charges and adjustments to the allowance for doubtful accounts are included in Selling, general and administrative expenses in the consolidated statements of operations.

The calculation of the required allowance for doubtful accounts requires judgment as to the impact of these and other factors on the ultimate realization of our accounts receivable, as well as the recorded amounts of our bad debt expense. While our bad debt expense has historically been within expectations and allowances established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Significant changes in customer concentration or payment terms, deterioration of customer credit worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and therefore, actual future losses from uncollectible accounts may differ significantly from our estimates.

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

Goodwill

In connection with the acquisition of Rio, we recorded goodwill of approximately $2.6 million, which represented the excess of the purchase price over the fair value of the identifiable assets acquired net of the liabilities assumed. In connection with the acquisition of James Campbell, we recorded goodwill of approximately $0.4 million, which represented the excess of the purchase price over the fair value of the identifiable assets acquired.

Goodwill is not amortized but is tested for impairment at least annually. We review the carrying value of goodwill for impairment as of December 31 of each year or more frequently, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. A reporting unit is defined, depending on the specific facts and circumstances, as either the operating segment or one level below the operating segment. Management determined that the Rio operating segment was the reporting unit for goodwill for impairment purposes. Goodwill recorded as part of the James Campbell acquisition is assessed as part of the Hampshire Brands reporting unit.

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

The Company performed a qualitative goodwill impairment evaluation as of December 31, 2014 of the goodwill related to Hampshire Brands and determined that the fair value exceeded the carrying value.

Based on the Stock Purchase Agreement we entered into subsequent to December 31, 2014 to sell Rio, we determined that Rio’s goodwill was impaired at December 31, 2014. As result, we recorded a non-cash impairment charge in the fourth quarter of 2014. An impairment charge of $0.5 million was recorded in Impairment of goodwill in the consolidated statements of operations. Since the impairment charge was not deductible for income tax purposes, no tax benefit was recognized in 2014 for the impairment charges. After giving effect to the impairment, the Rio reporting unit had no remaining goodwill as of December 31, 2014. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 6 – Goodwill and Intangible Assets, Net and Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.

For our annual goodwill impairment evaluation as of December 31, 2013, we elected to not perform the qualitative assessment and elected instead to proceed with the first step of the two-step impairment test. With the assistance of an independent valuation firm, we calculated the Rio reporting unit’s fair value.

At December 31, 2013, the Rio reporting unit’s carrying value, including goodwill, exceeded its fair value, with the assistance of an independent valuation firm, we then performed the second step of the impairment test and calculated an impairment charge equal to the difference between the carrying value of the Rio reporting unit’s goodwill and the implied fair value of that goodwill. As a result, we recorded a non-cash goodwill impairment charge of approximately $2.1 million in the fourth quarter of 2013. This impairment charge was recorded in Impairment of goodwill in the consolidated statements of operations.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The fair value of the Rio reporting unit was primarily determined based on the discounted cash flow method, which is a form of the income approach valuation technique where the fair value of an asset or business is estimated by calculating the present value of expected future cash flows to be generated by that asset or business (Level 3 of the GAAP fair value hierarchy). The decline in the fair value of the Rio reporting unit below its carrying value at December 31, 2013 was primarily the result of not achieving the expected growth rate in sales to Rio’s primary customer that was assumed at the time of the acquisition. Due to the challenging climate facing this customer and as a result of its own sales declines, it reduced its purchases from us, primarily in our private label t-shirt business. The expected growth in sales to this customer was a key driver of our decision to purchase Rio. However, not only had Rio not experienced the expected sales growth to this customer, Rio’s net sales instead declined by approximately 11% in 2013 compared to 2012. As a result, Rio’s current projected sales, net income and cash flows are significantly lower than those assumed at the time of the acquisition.

The estimation of the fair value of a reporting unit requires the use of significant estimates and judgments, of which the most significant are the choice of valuation approach and, where the income approach is used, assumptions relating to the projected cash flows of a reporting unit and an appropriate weighted-average cost of capital, which is used to discount the projected future cash flows. Assumptions used in our cash flow projections of the Rio reporting unit at December 31, 2013 were consistent with our internal budgets and forecasts and were based on our best estimates of certain key items, including future sales volumes, product pricing, product mix, production levels, manufacturing costs, SG&A expenses, capital spending, working capital levels and overall industry conditions, all of which are subject to inherent uncertainties and subjectivity.

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

The financial projections at December 31, 2013 included in the estimate of the Rio reporting unit’s fair value reflected numerous assumptions concerning anticipated future performance, as well as prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. These assumptions and the financial projections are inherently subject to significant uncertainties, as well as significant business, economic and competitive risks, many of which are beyond our control. Accordingly, there can be no assurance that the assumptions and financial projections will be achieved and actual results could vary materially. While we believe that the assumptions used in estimating the fair value of the Rio reporting unit are reasonable and are consistent with those that would be utilized by a market participant, due to the uncertainty of projecting future cash flows required under the income approach, there can be no assurance that our estimates and assumptions used in our impairment test will prove to be accurate predictions of future results. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional non-cash goodwill impairment charges in future periods.

Intangible Assets and Other Long-lived Assets

In connection with the acquisition of Rio, we recorded identifiable intangible assets with finite lives, which consisted of customer relationships and a non-compete agreement that were being amortized on a straight-line basis over 11 years and five years, respectively. In connection with the acquisition of James Campbell, we recorded identifiable intangible assets with finite lives, which consisted of customer relationships and a trade name that are being amortized on a straight-line basis over 10 years and 12 years, respectively.

Intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets and the related expense is included in Selling, general and administrative expenses in the consolidated statements of operations.

The unit of accounting for impairment testing for long-lived assets is its asset group. We review intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. When certain indicators that the carrying value of an asset group may not be recoverable are present, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of the asset group is greater than the sum of the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recorded based on the excess of the asset group’s carrying value over its estimated fair value (based upon discounted future cash flows). If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group.

Based on the Stock Purchase Agreement the Company entered into subsequent to December 31, 2014 to sell Rio Garment S.A., we determined that the fixed assets, and the identified intangible assets of customer relationships and a non-compete agreement recorded in connection with the acquisition of Rio were impaired at December 31, 2014. As result, we recorded non-cash impairment charges in the fourth quarter of 2014. Impairment charges of $11.5 million and $1.4 million were recorded in Impairment of certain intangible assets and Impairment of fixed assets, respectively, in the consolidated statements of operations. Since the impairment charges are not deductible for income tax purposes, no tax benefit was recognized in 2014 for the impairment charges. After giving effect to the impairment, the Rio reporting unit had no remaining fixed assets or intangible assets as of December 31, 2014. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 5 – Fixed Assets, Net and Note 6 – Goodwill and Intangible Assets, Net and Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.

As of December 31, 2014, we have long-lived assets recorded in our consolidated balance sheet of approximately $0.8 million. These long-lived assets include fixed assets, net and intangible assets, net. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 5 – Fixed Assets, Net and Note 6 – Goodwill and Intangible Assets, Net. Our depreciation and amortization charges related to these long-lived assets are based on accounting estimates. The unit of accounting for the depreciation and amortization of long-lived assets is either an individual asset or a group of closely-related assets. The cost of a long-lived asset is depreciated or amortized over its estimated remaining useful life, which is subject to change based on events and circumstances or management’s intention for the use of the asset.

As of December 31, 2013, with the assistance of an independent valuation firm, we tested the recoverability of Rio customer relationships. We determined that the appropriate asset group for this impairment test was the Rio reporting unit. Since the sum of the expected undiscounted future cash flows to be generated by this asset group (Level 3) exceeded the carrying value of the asset group, no impairment charge related to the customer relationships was indicated.

In 2013, management noted no events or circumstances which indicated that the carrying value of the non-compete agreement executed in connection with the acquisition of Rio was not recoverable.

Since the Rio reporting unit was the asset group for the December 31, 2013 impairment test, the expected undiscounted future cash flows to be generated by the asset group were based on the same projected cash flows used in the goodwill impairment test for the Rio reporting unit discussed above. As such, the impairment test of the customer relationships was based on the same significant estimates and judgments regarding the projected future cash flows and is subject to the same inherent uncertainties and subjectivity discussed above, other than the estimate of the weighted-average cost of capital. Accordingly, there can be no assurance that the assumptions and financial projections will be achieved and actual results could vary materially. While we believe that the assumptions used in estimating the expected undiscounted future cash flows of the Rio reporting unit are reasonable and are consistent with those that would be utilized by a market participant, any future adverse changes in market conditions or operational performance could cause us to conclude that impairment indicators exist, which could result in non-cash long-lived asset impairment charges in future periods.

In the fourth quarters of 2014 and 2013, we recorded non-cash long-lived asset impairment charges of approximately $1.0 million and $0.6 million, respectively, to write off certain leasehold improvements related to our New York Office, primarily as a result of completely vacating additional floors. The impairment charges were net of the release of deferred rent associated with lease incentives attributable to the vacant space.

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

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of tax loss and credit carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those tax loss and credit carryforwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 11 – Income Taxes.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the United States and multiple foreign taxing jurisdictions.

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

As of December 31, 2014, our liabilities for loss on lease obligations total approximately $10.9 million, of which approximately $10.8 million relates to our New York Office. As of December 31, 2014, the assumptions used in the calculation of the estimated fair value of the New York Office loss on lease obligation liabilities include future sublease rentals based on the current estimated market rate per square foot for the New York Office. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 9 – Loss on Lease Obligations.

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

On June 18, 2015, we entered into an Amendment of Lease dated as of June 1, 2015. We estimated, as a result of the amendment, that we will record a charge of approximately $5.3 million related to a surrender fee and also reverse approximately $10.0 million in loss on lease reserves associated with the New York offices in the consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 3. Legal Proceedings, New York Office Lease and Item 8. Financial Statements and Supplementary Data - Note 12 – Commitments and Contingencies, Legal Items, New York Office Lease.

Stock-Based Compensation

The Hampshire Group, Limited 2009 Stock Incentive Plan (the “2009 Plan”) permits us to award eligible persons nonqualified stock options, restricted stock and other stock-based awards. Stock-based compensation expense, net of estimated forfeitures, related to our equity awards is measured at the grant-date fair value of the awards and recognized in Selling, general and administrative expenses in the consolidated statements of operations over the requisite service periods using the accelerated attribution method. As of December 31, 2014 and 2013, stock options are the only stock-based awards outstanding under the 2009 Plan.

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

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 14 – Stock Plans, Incentive Plan and Retirement Savings Plan.

RECENT ACCOUNTING STANDARDS

No new accounting pronouncements, issued or effective during 2014, have had or are expected to have a material impact on our consolidated financial statements. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies.

We are exposed to market risks associated with fluctuations in interest rates, credit risk on accounts receivable from our customers and increased costs of our products.

Interest Rate Risk

Our term loan and borrowings under the Credit Facility bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. The impact of a hypothetical 100 basis-point increase in interest rates on our term loan and borrowings under our credit facility in 2014 would have approximately $125,000 in additional interest expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders

Hampshire Group, Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Hampshire Group, Limited as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Group, Limited as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and incurred negative cash flows from continuing operations and its total liabilities exceed its total assets at December 31, 2014. In addition, the Company is in default under its credit facility and has entered into a forbearance agreement and amendment to the credit facility, which among other items, changed the maturity date of the credit facility to February 29, 2016. The Company’s lenders have indicated that they will not renew the credit facility beyond that maturity date, because they intend to exit this line of business. The Company is in the process of attempting to obtain financing with a new lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis Decosimo. LLC

Greenville, South Carolina

December 11, 2015

Hampshire Group, Limited

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except par value and shares)	2014	2013
Current assets:
Cash and cash equivalents	$1,758	$1,385
Accounts receivable, net	14,241	15,458
Other receivables	2,089	250
Inventories, net	20,553	18,607
Other current assets	2,688	5,240
Assets of discontinued operations	—	177
Total current assets	41,329	41,117
Fixed assets, net	828	4,559
Goodwill	420	460
Intangible assets, net	1,234	13,082
Other assets	485	847
Total assets	$44,296	$60,065

Current liabilities:
Credit facility borrowings and note payable	$16,114	$9,187
Accounts payable	11,960	4,201
Accrued expenses and other liabilities	6,800	6,276
Liabilities of discontinued operations	—	770
Total current liabilities	34,874	20,434
Long-term debt	3,000	3,000
Other long-term liabilities	11,689	14,366
Total liabilities	49,563	37,800

Commitments and contingencies (Notes 1 and 12)

Stockholders’ equity (deficit):
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,249,902 and 9,211,672 shares issued as of December 31, 2014 and 2013, respectively	925	921
Additional paid-in capital	42,663	41,436
(Deficit) retained earnings	(43,388)	(14,583)
Treasury stock, 753,356 and 759,015 shares at cost as of December 31, 2014 and 2013, respectively	(5,467)	(5,509)
Total stockholders’ equity (deficit)	(5,267)	22,265
Total liabilities and stockholders’ equity (deficit)	$44,296	$60,065

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Consolidated Statements of Operations

Years Ended December 31, 2014 and 2013

(In thousands, except per share data)	2014	2013
Net sales	$91,471	$105,054
Cost of goods sold	73,850	85,134
Gross profit	17,621	19,920
Selling, general and administrative expenses	31,678	31,922
Lease litigation settlement (Note 12)	—	(6,113)
Loss on lease obligation (Note 9)	408	5,414
Impairment of goodwill (Note 6)	460	2,099
Impairment of certain intangible assets (Note 6)	11,539	—
Impairment of fixed assets (Notes 1 and 5)	2,375	612
Loss from operations	(28,839)	(14,014)
Other income (expense):
Interest income	—	1
Interest expense	(1,354)	(792)
Other, net	288	229
Loss from continuing operations before income taxes	(29,905)	(14,576)
Income tax benefit	(1,080)	(1,744)
Loss from continuing operations	(28,825)	(12,832)
Income (loss) from discontinued operations, net of taxes	62	(3,208)
Net loss	$(28,763)	$(16,040)

Basic income (loss) per share:
Loss from continuing operations	$(3.40)	$(1.65)
Income (loss) from discontinued operations, net of taxes	0.01	(0.41)
Net loss	$(3.39)	$(2.06)

Diluted income (loss) per share:
Loss from continuing operations	$(3.40)	$(1.65)
Income (loss) from discontinued operations, net of taxes	0.01	(0.41)
Net loss	$(3.39)	$(2.06)

Weighted-average number of common shares outstanding:
Basic	8,481	7,793
Diluted	8,481	7,793

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
(In thousands, except shares)	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Deficit)
Balance as of December 31, 2012	8,243,784	$824	$37,554	$1,211	725,881	$(5,250)	$34,339
Net loss	—	—	—	(16,040)	—	—	(16,040)
Issuance of common stock as contingent consideration for acquisition	959,429	96	3,404	—	—	—	3,500
Stock-based compensation, net of forfeitures	—	—	444	368	50,000	(368)	444
Net exercise of stock options	—	—	—	(122)	(16,866)	109	(13)
Issuance of common stock to directors in lieu of cash	8,459	1	34	—	—	—	35
Balance as of December 31, 2013	9,211,672	$921	$41,436	$(14,583)	759,015	$(5,509)	$22,265
Net loss	—	—	—	(28,763)	—	—	(28,763)
Stock-based compensation	—	—	1,101	—	—	—	1,101
Net exercise of stock options	—	—	—	(42)	(5,659)	42	—
Issuance of common stock to directors in lieu of cash	38,230	4	126	—	—	—	130
Balance as of December 31, 2014	9,249,902	$925	$42,663	$(43,388)	753,356	$(5,467)	$(5,267)

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

(In thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(28,763)	$(16,040)
Less: Income (loss) from discontinued operations, net of taxes	62	(3,208)
Loss from continuing operations	(28,825)	(12,832)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,202	3,660
Lease litigation settlement	—	(6,113)
Loss on lease obligation	408	5,414
Impairment of goodwill	460	2,099
Impairment of long-lived assets, other than goodwill	13,914	612
Stock-based compensation	1,101	444
Deferred income taxes	(1,151)	270
Loss on disposal of fixed assets	2	277
Changes in operating assets and liabilities:
Receivables, net	(622)	(7,322)
Inventories, net	(1,946)	1,567
Other assets	2,811	(2,880)
Liabilities	5,807	(6,513)
Net cash used in continuing operating activities	(4,839)	(21,317)
Net cash used in operating activities of discontinued operations	(531)	(1,361)
Net cash used in operating activities	(5,370)	(22,678)

Cash flows from investing activities:
Capital expenditures	(885)	(709)
Acquisition of business	(300)	—
Proceeds from disposal of fixed assets	1	—
Net cash used in continuing investing activities	(1,184)	(709)

Proceeds from sale of business	—	755
Net cash provided by investing activities of discontinued operations	—	755
Net cash provided by (used in) investing activities	(1,184)	46

Cash flows from financing activities:
Proceeds from term loan financing	—	3,000
Proceeds from lines of credit, net of repayments	6,768	9,187
Proceeds from notes	159	—
Payments of credit facility fees	—	(657)
Net exercise of stock options	—	(13)
Net cash provided by financing activities	6,927	11,517
Net increase (decrease) in cash and cash equivalents	373	(11,115)
Cash and cash equivalents at beginning of year	1,385	12,500
Cash and cash equivalents at end of year	$1,758	$1,385

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$112	$101
Cash paid during the year for interest	$1,331	$696
Non-cash issuance of stock as contingent consideration for acquisition	$—	$3,500
Non-cash restricted stock forfeitures	$—	$368
Issuance of common stock to directors in lieu of cash	$130	$35

See accompanying notes to consolidated financial statements.

Hampshire Group, Limited

Notes to Consolidated Financial Statements

Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation

Organization

Hampshire Group, Limited (“Hampshire” or the “Company”), through its wholly-owned subsidiaries, Hampshire Brands, Inc. (“Hampshire Brands”), Rio Garment S.A. (“Rio”), and Keynote Services, Limited (“Keynote”), engages in the apparel business and has one reportable segment as its two operating segments (Hampshire Brands and Rio) have similar economic characteristics. The Company’s corporate offices, sales and showrooms are in New York, NY with back office functions in Anderson, SC. Hampshire Brands sources the manufacture of its products from manufacturers worldwide and its products are sold primarily in the United States to various national and regional department stores and mass merchant retailers. Rio, located in San Pedro Sula, Honduras, is an apparel manufacturer, designing, sourcing and producing knit tops for retailers and distributors primarily in the United States. Keynote, based in China, assists with the sourcing and quality control needs of Hampshire Brands.

Management’s Liquidity and Financing Plan

The accompanying consolidated financial statements were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company is in default under its credit facility and entered into a forbearance agreement and amendment to the credit facility on November 30, 2015, which among other items, changed the maturity date of the credit facility to February 29, 2016. The Company’s lenders have indicated that they will not renew the credit facility beyond that maturity date, because they intend to exit this line of business. See Note 10 – Credit Facility.

The Company incurred losses from continuing operations of $28.8 million, $12.8 million, $9.3 million, $16.8 million and $8.6 million in fiscal 2014, fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010, respectively. As of December 31, 2014, the Company had a negative net worth or stockholders' deficit of $5.3 million, which primarily resulted from its 2014 net loss.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.

Beginning in the Spring of 2015, the Company initiated plans realign its resources with its operations. Hampshire substantially altered its operations by reducing costs and cash outflows, consolidating operations and raising funds:

●

On June 18, 2015, the Company entered into an Amendment of Lease dated as of June 1, 2015 for its New York Lease. The revised agreement provides for a payment structure that will reduce the Company’s cash payments, as compared to the previous agreement, by approximately $16.4 million over the next eight years through the termination of the lease. See Note 12 – Commitments and Contingencies – Legal Items – New York Office Lease;

●

On April 27, 2015, the Company announced that it had entered into an agreement with Sole Asset Holdings, Inc. to terminate a license agreement, effective February 28, 2015. See Note 13 – Related Party Transactions – License Agreement and Termination with Sole Asset Holdings, Inc. doing business as “Gramicci.”; and,

●

On September 15, 2015, Company completed the sale of the stock of Rio for $6.0 million and caused Rio to assume approximately $3.2 million in certain liabilities. See Note 13 – Related Party Transactions – Acquisition and Sale of Rio Garment S.A.

These, along with other actions, reduced the footprint of the Company’s operations as well as the number of full time employees, which numbered over 700 at December 31, 2014 and decreased to approximately 70 at October 31, 2015. Management’s continues to explore opportunities to match its operations with its business prospects. There are no assurances that actions to date will allow the Company to operate profitably and it may have to further “right size” operations.

The Company has had discussions with potential lenders and investors about its capital requirements:

●

The Company has spoken with potential lenders to replace the current credit facility. Several parties met with management and reviewed certain information about the Company, but there can be no assurances that new financing will be available in sufficient amounts, or on acceptable terms, or at all, and

●

The Company also approached potential investors about a possible debt and/or equity investment in the Company. An equity investment could cause substantial dilution to existing stockholders or an “overhang” that may also adversely affect the market price of the Company’s common stock. There can be no assurances that any investment will be in sufficient amounts, or on acceptable terms, or at all.

Audit Committee Investigation

Based upon an anonymous report filed by an employee in the Company’s South Carolina office through the Company’s “whistleblower” hotline in February 2015, the Audit Committee of the Board of Directors of the Company engaged the Company’s outside corporate counsel, who in turn engaged a forensic accounting firm, to investigate allegations by the whistleblower that the Company’s then Chief Financial Officer was overstating accounts receivable on the borrowing base certificates submitted to the Company’s lender, Salus Capital Partners, LLC and Salus CLO 2012-1, LTD. (collectively, “Lender”). Based on the investigation, we believe that the Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating the Company’s accounts receivable and the available borrowing base under the Lender credit facility. Based on the investigation, we believe that the delay in posting began at the end of December 2013 and continued through February 2015, with the most significant delays occurring from November 2014 through February 2015. Due to the delays in posting, the Company submitted incorrect borrowing base certificates to the Lender and thereby borrowed more than was available under the credit facility, in amounts ranging from $51,000 to $2.1 million. Further, the delays in posting and incorrect borrowing base certificates led other members of management of the Company and the Lender to erroneously believe that the Company was in compliance with the availability covenant in the credit facility.

The investigation did not find any evidence that the delays in posting of accounts receivable affected the reported balances of cash, accounts receivable or debt in the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 or in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 29, 2014, June 28, 2014 or September 27, 2014 (collectively referred to as the “Prior Reports”). Based on the investigation and additional work subsequently performed by members of the Company’s finance department, we concluded that amounts disclosed as available for borrowing under the revolving credit facility as of the end of the respective periods covered by the Prior Reports was understated by $0.1 million in the Annual Report on Form 10-K for the year ended December 31, 2013, overstated by $0.1 million in the Quarterly Report on Form 10-Q for the quarter ended March 29 and overstated by insignificant amounts with respect to the Quarterly Report on Form 10-Q for the quarters ended June 28, 2014 and September 27, 2014. As a result, we did not accurately reflect the Company’s liquidity position in certain of the Prior Reports. The Company concluded, however, that no restatements of the Prior Reports were required.

Set forth below are the corrected amounts of availability under revolving credit facility as of the end of the respective periods covered by the Prior Reports:

(In thousands)	December 31, 2013	March 29, 2014	June 28, 2014	September 27, 2014
Availability (as reported)	$2.9	$1.9	$2.0	$1.8
Availability (as corrected)	$3.0	$1.8	$2.0	$1.8

The Chief Financial Officer was terminated. The investigation did not find that other members of senior management had any knowledge of the delay in posting of accounts receivable or the overstatement of availability on the borrowing base certificates.

The Lender conducted its own investigation to determine the correct amount of availability under the credit facility as of the time of its investigation. As part of the Waiver and Fourth Amendment to Credit Facility entered into on May 22, 2015, the Lender waived the delivery of borrowing base certificates and/or other reports prior to February 27, 2015 that included irregularities and/or errors.

On March 13, 2015, the Company entered into a Services Agreement dated as of March 9, 2015 with GRL Capital Advisors (“GRL”). Pursuant to the Agreement, GRL provides the services of William Drozdowski to serve as Interim Chief Financial Officer. The services are provided for a fee of $40,000 per month plus GRL’s reasonable expenses. Mr. Drozdowski will not be entitled to any direct compensation from the Company in respect of his service as Interim Chief Financial Officer. If additional GRL personnel are engaged by the Company, they will be billed at the hourly rates set forth in the Agreement.

Note 2 –Summary of Significant Accounting Policies

Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). As further discussed in Note 15 – Dispositions and Discontinued Operations, the Company has disposed and discontinued operations of certain divisions. In accordance with GAAP, the financial position, results of operations and cash flows of these businesses have been presented as discontinued operations. Additionally, certain prior year amounts in the consolidated financial statements and footnotes have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on previously-reported net loss or stockholders’ equity.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make accounting estimates based on assumptions, judgments or projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of net sales and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. The most critical estimates relate to the assumptions regarding the allowances for advertising, markdowns, customer returns and adjustments; allowance for doubtful accounts; inventory reserves; carrying values of goodwill and long-lived assets, including intangible assets; income taxes; liabilities for loss on lease obligations and stock-based compensation. Management bases its estimates, assumptions and judgments on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts and other data that management believes are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The foreign currency transactional gains or losses related to the Company’s foreign subsidiaries are not significant to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
Cash equivalents consist of highly liquid investments with initial maturities of three months or less from the date of purchase. As of December 31, 2014 and 2013, the Company did not have cash invested in interest-bearing accounts.

Accounts Receivable

Accounts receivable are recorded net of allowances for advertising, markdowns, customer returns and adjustments, and an allowance for doubtful accounts that is based on expected collectability.

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

Allowance for Doubtful Accounts

The Company extends credit to its customers that satisfy pre-defined credit criteria and performs ongoing evaluations of the credit worthiness of its customers. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable as of the date of the consolidated financial statements, assessments of collectability based on historic trends, customer-specific circumstances and an evaluation of economic conditions. Charges and adjustments to the allowance for doubtful accounts are included in Selling, general and administrative expenses in the consolidated statements of operations. Actual write-off of receivables may differ from the estimated allowance for doubtful accounts due to changes in customer and economic circumstances.

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

Goodwill

In connection with the acquisition of Rio in 2011 and James Campbell in 2014 (See Note 18 – Acquisition), the Company recorded goodwill, which represented the excess of the purchase price over the fair value of the identifiable assets acquired net of the liabilities assumed.

Goodwill is not amortized but is tested for impairment at least annually. The Company reviews the carrying value of goodwill for impairment as of December 31 of each year or more frequently, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. Since Rio represents an operating segment of the Company, Rio constitutes a reporting unit for purposes of testing goodwill for impairment and therefore, all of the goodwill that arose from the acquisition of Rio was allocated to the Rio reporting unit. James Campbell is part of the Hampshire Brands operating segment, which is a reporting unit for purposes of testing goodwill for impairment and represents all of the goodwill in the Hampshire Brands reporting unit.

In accordance with GAAP, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test. If the Company is able to determine through the qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, no further evaluation is necessary. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by calculating the reporting unit’s fair value and comparing the fair value to the reporting unit’s carrying amount, including goodwill. If a reporting unit’s fair value exceeds its carrying value, the second step of the impairment test is not required and no impairment loss is recognized. If a reporting unit’s carrying value exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss and an impairment charge is recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination where the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit is the implied fair value of goodwill. See Note 6 – Goodwill and Intangible Assets, Net.

Intangible Assets and Other Long-Lived Assets
In connection with the acquisition of Rio, the Company recorded identifiable intangible assets with finite lives, which consisted of customer relationships and a non-compete agreement. The Company recorded identifiable intangible assets with finite lives, which consisted of a trade name and customer relationships as part of the acquisition of James Campbell. Intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets and the related expense is included in Selling, general and administrative expenses in the consolidated statements of operations.

The unit of accounting for impairment testing for long-lived assets, including intangible assets, is its asset group. The Company reviews intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. When certain indicators that the carrying value of an asset group may not be recoverable are triggered, the Company evaluates the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of the asset group is greater than the sum of the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recorded based on the excess of the asset group’s carrying value over its estimated fair value (based upon discounted future cash flows). If it is determined that the carrying value of an asset group is recoverable, the Company reviews and adjusts, as necessary, the estimated useful lives of the assets in the group. See Note 5 – Fixed Assets, Net and Note 6 – Goodwill and Intangible Assets, Net.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. See Note 11 – Income Taxes.

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

The fair values of the liabilities are determined by discounting certain future cash flows related to the leases using a credit-adjusted risk-free interest rate as of the cease-use date. The future cash flows that are discounted include the remaining base rentals due under the leases, reduced by the estimated sublease rentals that could be reasonably obtained for the properties even if the Company has no intention to enter into a sublease. The estimate of sublease rentals may change, which would require future changes to the liabilities for loss on lease obligations. See Note 9 – Loss on Lease Obligations.

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

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. In accordance with GAAP, the Company categorizes assets and liabilities measured at fair value into one of three different levels depending on the observations of the inputs employed in the measurement. This fair value hierarchy is as follows:

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

As of December 31, 2014, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy. In addition, certain non-financial assets and liabilities are initially measured at fair value on a non-recurring basis (such as those in a business combination) but are not measured at fair value in subsequent periods, except when there is an indication of impairment of certain non-financial long-lived assets, including goodwill, intangible assets and fixed assets, which are recorded at fair value only when an impairment loss is recognized. See Note 5 – Fixed Assets, Net and Note 6 – Goodwill and Intangible Assets, Net.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. See Note 3 – Accounts Receivable, Net and Major Customers.

Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, borrowings under the credit facility, accounts payable and long-term debt. The fair value of long-term debt is disclosed in Note 10 – Credit Facility. Due to their short-term nature, the carrying amounts of the other financial instruments are considered a reasonable estimate of their fair value as of December 31, 2014 and 2013.

Revenue Recognition
The Company recognizes revenues from product sales upon the transfer of title and risk of goods to the customer. At this point, the sales price is fixed and determinable and the Company is reasonably assured of the collectability of the sale. The majority of Rio’s sales are shipped FOB destination point and revenue is recognized when the goods are received by the customer. The majority of the sales of Hampshire Brands are shipped FOB shipping point and revenue is recognized when the customer picks up the goods from a third-party warehouse.

Revenues are reported on a net sales basis, which is computed by deducting the following items from gross sales: (i) product returns, (ii) customer chargebacks, (iii) advertising, sales and markdown allowances and (iv) discounts and other adjustments.

Shipping and handling charges billed to customers are not included in Net sales but rather as a reduction of the related costs, which are included in Selling, general and administrative expenses in the consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight and duty, royalties under licensing agreements and the cost of operating the Company’s Honduran manufacturing facility, including labor, overhead and depreciation expense.

Shipping and Freight Costs
Costs to ship products to customers are expensed as incurred and are included in Selling, general and administrative expenses in the consolidated statements of operations. These costs primarily consist of freight expenses, customs duties and fees incurred by third-party shippers to transport products to the Company’s customers. Total shipping and freight costs for continuing operations were approximately $2.5 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively.

Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the consolidated statements of operations. Total advertising costs for continuing operations were approximately $1.1 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, related to the Company’s equity awards is measured at the grant-date fair value of the awards and recognized in Selling, general and administrative expenses in the consolidated statements of operations over the requisite service periods using the accelerated attribution method. The Company’s stock plans are described more fully in Note 14 – Stock Plans, Incentive Plan and Retirement Savings Plan.

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

Contingent Liabilities

Liabilities for loss contingencies (including material legal costs expected to be incurred) are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for loss contingencies require judgments regarding the likelihood of projected outcomes, as well as potential ranges and probability of losses, based on historical experience, recommendations of legal counsel, and other relevant information. Gain contingencies are not recognized until the contingency is resolved.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in amounts that reflect the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, may require more judgment and estimates within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued an amendment to ASU 2014-09, which defers the effective date by one year to December 15, 2017, for annual reporting periods, including interim reporting periods within those periods, beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard or whether we will adopt the standard for 2017 or 2018.

In June 2014, FASB issued ASU No. 2014-12, Compensation – Stock Compensation (“ASU 2014-12”). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to provide the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11"). This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost and market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early application is permitted. We are evaluating the effect that ASU 2015-11 will have on our Consolidated Financial Statements and related disclosures.

Note 3 – Accounts Receivable, Net and Major Customers

Accounts receivable, net as of December 31, 2014 and 2013 are net of allowances for doubtful accounts, advertising, sales and markdowns, as well as customer returns, trade discounts and customer chargebacks totaling approximately $3.1 million and $3.8 million, respectively. For the years ended December 31, 2014 and 2013, bad debt expense included in Selling, general and administrative expenses in the consolidated statements of operations was approximately $1.5 million and $0.2 million, respectively.

The Company sells principally to department stores, chain stores, specialty stores, mass merchants and other retailers located principally in the United States. The Company’s sales to its three largest customers for the year ended December 31, 2014 represented 40%, 17% and 14% of total sales, respectively. For the year ended December 31, 2013, these three customers represented 50%, 13% and 11% of total sales, respectively. As of December 31, 2014 and 2013, 51% and 71%, respectively, of the total gross trade receivables were due from these three customers in the aggregate.

Note 4 – Inventories, Net

Inventories, net as of December 31, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013
Finished goods	$11,374	$8,321
Work-in-process	3,650	3,042
Raw materials and supplies	5,529	7,244
Inventories, net	$20,553	$18,607

Note 5 – Fixed Assets, Net

Fixed assets, net as of December 31, 2014 and 2013 consisted of the following:

(In thousands)	Estimated Useful Lives (Years)			2014	2013
Leasehold improvements	5	–	15	$314	$4,638
Machinery and equipment	3	–	7	3,240	4,480
Furniture and fixtures		7		3,605	3,643
Software		3		1,375	1,192
Vehicles	3	–	5		77
Construction in progress		—		330	394
Total cost				8,864	14,424
Less: accumulated depreciation				(8,036)	(9,865)
Fixed assets, net				$828	$4,559

Depreciation expense for continuing operations was approximately $1.3 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2013, approximately $1.3 million of the Company’s fixed assets, net were attributable to Rio and located in Honduras. In the fourth quarter of 2014, the Company recorded a non-cash long-lived asset impairment charge of approximately $1.4 million to write off the fixed assets of Rio, as a result of determining that the carrying value was not recoverable based on the Stock Purchase Agreement that the Company entered into subsequent to December 31, 2014. See Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A. These impairment charges were recorded in Impairment of fixed assets in the consolidated statements of operations.

Substantially all other fixed assets, net are located in the United States.

In the fourth quarters of 2014 and 2013, the Company recorded non-cash long-lived asset impairment charges of approximately $1.0 million and $0.6 million, respectively, to write off certain leasehold improvements related to the New York Office, primarily as a result of completely vacating floors. These impairment charges are net of the release of deferred rent liability associated with lease incentives attributable to the vacant space and were recorded in Impairment of leasehold improvements in the consolidated statements of operations. See Note 9 – Loss on Lease Obligations.

Note 6 – Goodwill and Intangible Assets, Net

Sale of Rio

The Company reviews, in addition to its annual goodwill impairment testing, intangible assets when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Based on the Stock Purchase Agreement the Company entered into to sell Rio Garment S.A. subsequent to December 31, 2014, the Company determined that the goodwill, customer relationships and non-compete agreement recorded on Rio were impaired at December 31, 2014. The carrying value of Rio was in excess of the estimated Stock Purchase Agreement proceeds, indicating that certain Rio assets may be impaired, because the sale price was indication of fair value of the reporting unit. Further analysis indicated that goodwill and the intangible assets of customer relationships and the non-compete agreement had carrying values in excess of their fair values. As result, the Company recorded non-cash impairment charges in the fourth quarter of 2014 for goodwill, customer relationships and the non-compete agreement. Impairment charges of $0.5 million and $11.5 million, respectively, were recorded in Impairment of goodwill and Impairment of certain intangible assets in the consolidated statements of operations. Since the impairment charges are not deductible for income tax purposes, no tax benefit was recognized in 2014 for the impairment charges. See Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.

Goodwill

In connection with the acquisitions of Rio and James Campbell (See Note 18 – Acquisition), the Company recorded goodwill of approximately $2.6 million and $0.4 million, respectively.

The Company performed a qualitative goodwill impairment evaluation of the goodwill related to Hampshire Brands as of December 31, 2014 and determined that the fair value exceeded the carrying value.

For the Company’s annual goodwill impairment evaluation as of December 31, 2013, management elected to not perform the qualitative assessment and elected instead to proceed with the first step of the two-step impairment test for Rio. Management, with the assistance of an independent valuation firm, calculated the Rio reporting unit’s fair value.

At December 31, 2013 the Rio reporting unit’s carrying value, including goodwill, exceeded its fair value. Management, with the assistance of an independent valuation firm, then performed the second step of the impairment test and calculated an impairment charge equal to the difference between the carrying value of the Rio reporting unit’s goodwill and the implied fair value of that goodwill. As a result, the Company recorded a non-cash goodwill impairment charge of approximately $2.1 million in the fourth quarter of 2013. This impairment charge was recorded in Impairment of goodwill in the consolidated statements of operations. Since the goodwill impairment charge was not deductible for income tax purposes, no tax benefit was recognized in 2013 for the goodwill impairment charge.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The fair value of the Rio reporting unit was primarily determined based on the discounted cash flow method, which is a form of the income approach valuation technique where the fair value of an asset or business is estimated by calculating the present value of expected future cash flows to be generated by that asset or business (Level 3). The decline in the fair value of the Rio reporting unit below its carrying value was primarily the result of not achieving the expected growth rate in sales to Rio’s primary customer that was assumed at the time of the acquisition. Due to the challenging climate facing this customer and as a result of its own sales declines, it reduced its purchases from the Company, primarily in the private label t-shirt business. The expected growth in sales to this customer was a key driver of the Company’s decision to purchase Rio. However, not only has Rio not experienced the expected sales growth to this customer, Rio’s net sales have instead declined by approximately 11% in 2013 compared to 2012. As a result, Rio’s projected sales, net income and cash flows were significantly lower than those assumed at the time of the acquisition.

Goodwill as of December 31, 2014 and December 31, 2013 consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013
Acquisition of James Campbell	$420	$—
Acquisition of Rio	—	460
Goodwill	$420	$460

Intangible Assets, Net

In connection with the acquisition of Rio, the Company also recorded identifiable intangible assets, which consisted of customer relationships and a non-compete agreement that were being amortized on a straight-line basis between five and 11 years, respectively. In connection with the acquisition of James Campbell, the Company also recorded identifiable intangible assets, which consisted of customer relationships and trade names that are being amortized on a straight-line basis, over their estimated useful lives, between 10 and 12 years, respectively.

In 2014, management noted no events or circumstances which indicated that the carrying value of the James Campbell trade names and customer relationships were not recoverable.

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

The following table highlights the Company’s intangible assets as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
James Campbell:
Customer relationships	$230	$(19)	$211	$—	$—	$—
Trade names	1,100	(77)	1,023	—	—	—

Rio:
Customer relationships	—	—	—	16,441	(3,487)	12,954
Non-compete agreement	—	—	—	240	(112)	128

Intangible assets	$1,330	$(96)	$1,234	$16,681	$(3,599)	$13,082

Intangible asset amortization expense was approximately $1.6 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively. Annual intangible amortization expense for the next five years is estimated to be approximately $115,000 each year.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013
Current portion of loss on lease obligations (Note 9)	$3,840	$3,652
Compensation, benefits and related taxes	990	996
Royalties	323	279
Current portion of deferred rent	61	132
Due to related party (Note 13)	—	120
Other (1)	1,586	1,097
Accrued expenses and other liabilities	$6,800	$6,276

(1) Includes no items in excess of 5% of total current liabilities.

Note 8 – Other Long-term Liabilities

Other non-current liabilities as of December 31, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013
Loss on lease obligations (Note 9)	$7,055	$7,789
Income tax liabilities	2,475	2,378
Installments payable, James Campbell acquisition	1,030	—
Deferred rent	1,006	2,898
Deferred tax liability	—	1,160
Other	123	141
Other long-term liabilities	$11,689	$14,366

Note 9 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased of its corporate office space located at 114 West 41st Street, New York, NY 10036 (the “New York Office”) and, as a result, the Company recorded a loss on lease obligation of approximately $6.3 million. In the second and fourth quarters of 2013, the Company accrued losses for its lease obligation related to the New York Office of approximately $0.5 million and $4.9 million, respectively. In 2014, the Company accrued losses on lease obligations of approximately $0.4 million, of which approximately $0.3 million was in the fourth quarter. The 2014 and 2013 loss on lease obligation charges were primarily as a result of the Company completely vacating additional floors of the New York Office and were net of the release of the deferred rent liability attributable to the additional vacated space. As of December 31, 2014 and 2013, the assumptions used in the calculation of the estimated fair value of the New York Office loss on lease obligation liabilities (Level 3) include: (i) a discount rate of 5% for the two floors vacated in 2011, (ii) a discount rate of 8% for the floors vacated in 2014 and 2013 and (iii) future sublease rentals based on the current estimated market rate per square foot for the New York Office.

A reconciliation of the beginning and ending liability balances, for the total loss on lease obligations (including other office leases separate from the New York office lease) for the years ended December 31, 2014 and 2013 is shown below:

	2014			2013
	New York			New York
(In thousands)	Office	Other	Total	Office	Other	Total
Beginning of period	$11,253	$188	$11,441	$6,234	$488	$6,722
Loss on lease obligations, accretion and other adjustments	1,008	20	1,028	6,653	(30)	6,623
Costs paid or settled	(1,496)	(78)	(1,574)	(1,634)	(270)	(1,904)
End of period	$10,765	$130	$10,895	$11,253	$188	$11,441

Additionally, in the fourth quarters of 2014 and 2013, the Company recorded non-cash long-lived asset impairment charges related to New York Office leasehold improvements of approximately $1.0 million and $0.6 million, respectively. See Note 5 – Fixed Assets, Net and Note 12 – Commitments and Contingencies, Legal Items, New York Office Lease.

On June 18, 2015, the Company entered into an Amendment of Lease dated as of June 1, 2015. The Company estimates, as a result of the amendment, that it will record a charge of approximately $5.3 million related to a surrender fee as well as certain changes made to the rent schedule, and also reverse approximately $10.0 million in loss on lease reserves associated with the New York offices, resulting in a net gain of approximately $4.7 million in the consolidated statement of operations for the quarter ended June 27, 2015. See Note 12 – Commitments and Contingencies, Legal Items, New York Office Lease.

Note 10 – Credit Facility

On September 26, 2013, the Company and its subsidiaries, Hampshire Brands, Rio, Hampshire International, LLC and Scott James, LLC (collectively, the “Subsidiaries” and with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Salus Capital Partners, LLC and Salus CLO 2012-1, Ltd. (collectively, the “Lender”) providing for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit), subject to borrowing base limitations and (ii) a $3.0 million term loan. This facility replaced the Company’s prior credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”).

As reported in Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A., Rio was sold effective April 10, 2015.

On November 30, 2015, the Borrowers and Lender entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement under which, among other items, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. The Lender has indicated that it intends to exit its lending line of business and will not renew the Credit Agreement beyond that maturity date. The Company is seeking additional financing and the possibility of selling equity or debt. See Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation.

Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement (including an availability block, initially in the amount of $3.5 million). On February 24, 2014, the Lender extended the Company additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base.

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on February 29, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of December 31, 2014 and 2013, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

No principal payments are required under the term loan. All remaining principal and accrued interest is payable on the termination of the Credit Agreement. The Borrowers are also required to use the net cash proceeds of certain asset sales, insurance proceeds, sales of equity securities or incurrence of debt to prepay the loan.

Proceeds from the term loan and initial borrowings on the revolving credit facility were used to repay amounts owed under the prior Wells Fargo credit facility of approximately $15.3 million, to pay transaction expenses and for working capital. The amount repaid to Wells Fargo under the prior credit facility included approximately $4.0 million to collateralize letters of credit, of which approximately $2.4 million remained as collateral as of December 31, 2013 and was included in Other current assets in the consolidated balance sheet. There were no letters of credit or collateral related to the Wells Fargo credit facility at December 31, 2014.

In connection with entering into the Credit Agreement, during 2013, the Company incurred fees of approximately $657,000 (including a Lender origination fee of $420,000), which were recorded as deferred financing costs in Other assets in the consolidated balance sheet and are being amortized over the term of the facility.

The Credit Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. The Credit Agreement initially also contained covenants regarding average availability and minimum EBITDA levels.

As reported in Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation, based on an investigation conducted under the supervision of the Company’s Audit Committee, the Company believes that the Company’s former Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating the Company’s accounts receivable and the available borrowing base under the Credit Agreement. Due to the delays in posting, the Company submitted incorrect borrowing base certificates to the Lender and thereby borrowed more than was available under the credit facility, in amounts ranging from $51,000 to $2.1 million. Further, the delays in posting and incorrect borrowing base certificates led other members of management of the Company and the Lender to erroneously believe that the Company was in compliance with the availability covenant in the credit facility.

The Lender conducted its own investigation to determine the correct amount of availability under the Credit Agreement as of the time of its investigation. On May 22, 2015, the Borrowers entered into a Waiver and Fourth Amendment to Credit Agreement with the Lender to, among other things: (i) waive certain specified defaults, including the delivery of borrowing base certificates and/or other reports prior to February 27, 2015 that included irregularities and/or errors defaults; (ii) add a reserve for Honduran inventory to the calculation of the borrowing base; (iii) lower the availability block from $3.5 million to $1.5 million; (iv) replace the minimum EBITDA and minimum availability covenants with a minimum net sales covenant; and (v) require the Borrowers to seek and complete a capital raise with net proceeds of at least $1.5 million by July 31, 2015.

As of December 31, 2014, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $16.0 million on the revolving credit facility and had approximately $0.2 million of letters of credit outstanding under the Credit Agreement. After recording year-end adjustments primarily related to Rio inventory reserves and customer chargebacks, the Company determined it had borrowed approximately $3.8 million in excess of its borrowing base at December 31, 2014.

As of December 31, 2013, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $9.2 million on the revolving credit facility and had approximately $0.4 million of letters of credit outstanding under the Credit Agreement. As of December 31, 2013, the Company had approximately $3.0 million of availability under the revolving credit facility.

As of December 31, 2014 and 2013, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

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

Note 11 – Income Taxes

The components of loss before the income tax by taxing jurisdiction for the years ended December 31, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013
United States	$(12,710)	$(17,688)
Foreign	(17,094)	(96)
Loss before income tax	$(29,804)	$(17,784)

The income tax expense (benefit) related to continuing operations for the years ended December 31, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013
Current:
Federal	$30	$(1,918)
Foreign	22	90
State and local	19	(186)
Total current	71	(2,014)
Deferred:
Federal	8	—
Foreign	(1,160)	270
State and local	1	—
Total deferred	(1,151)	270
Total income tax (benefit)	$(1,080)	$(1,744)

Deferred income taxes reflect tax loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Deferred tax assets:
Basis in intangible assets	$55	$—
Basis in fixed assets	1,141	326
Accounts receivable reserves	755	734
Inventory reserves	361	448
Unrecognized tax benefits	866	828
All other accrued expenses	349	538
Deferred compensation	870	447
Deferred rent	419	1,218
Loss on lease obligations	4,277	4,503
Outside basis differences	2,282	—
Net operating loss carryforwards	10,843	7,743
Foreign tax credit carryforwards	—	1,160
Charitable contributions carryforwards	83	106
AMT credit carryforwards	83	83
Total deferred tax assets	22,384	18,134
Less: valuation allowances	(22,393)	(18,134)
Net deferred tax assets	$(9)	$—
Deferred tax liabilities:
Foreign tax withholding	$—	$1,160
Total deferred tax liabilities	$—	$1,160

GAAP requires companies to assess whether valuation allowances should be recorded to offset deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current and/or previous losses are given more weight than its future projections. A cumulative loss position is considered a significant negative factor that is difficult to overcome.

The Company evaluates its deferred tax assets each reporting period, including assessment of its cumulative loss position, to determine if valuation allowances are required. A significant negative factor is the Company’s cumulative loss position. This, combined with uncertain near-term economic conditions, limits the Company’s ability to rely on projections of future taxable income when assessing its deferred tax assets recoverability. Due to the weight of the significant negative evidence, a valuation allowance has been established on all of the Company’s net deferred tax assets.

The following table reconciles the income tax expense (benefit) from continuing operations computed at the U.S. federal statutory income tax rates to the income tax expense (benefit) recorded for the years ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(10,167)	$(4,956)
State benefit, net of federal benefit	(436)	(476)
Changes in uncertain tax positions	97	(1,304)
Changes in valuation allowances	4,259	(12,087)
Changes in valuation allowances attributable to tax on foreign earnings	—	(70)
Reduction in foreign dividends	—	(1,263)
Net operating loss impairment	—	16,598
Permanent differences, net	1,614	1,749
Differences between U.S. and foreign tax rates	5,834	33
Outside basis differences	(2,282)	—
Differences between current and deferred tax rates	—	(31)
Foreign taxes	—	90
Foreign tax credits	(1,160)	(270)
Foreign tax withholding	1,160	270
Other, net	1	(27)
Income tax benefit	$(1,080)	$(1,744)

Consistent with GAAP, the Company determines whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be realized upon settlement with the taxing authority. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in the consolidated financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of taxes on income in the consolidated statements of operations. Thus, accrued interest and penalties are not included in the table of gross unrecognized tax benefits below. In addition, there are certain tax positions included in the table of gross unrecognized tax benefits that are not included in the non-current income tax liabilities in Note 8 – Other Long-term Liabilities because they are offset by net operating losses.

As of December 31, 2014 and 2013, the Company’s liability for unrecognized tax benefits was approximately $2.5 million and $2.4 million, respectively, and included accrued interest of approximately $1.3 million and $1.2 million, respectively, and penalties of approximately $0.2 million and $0.2 million, respectively. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of approximately $0.6 million, excluding interest and penalties, in each 2014 and 2013. The Company recognized a net tax expense of approximately $0.1 million and a net tax benefit of approximately $0.7 million for interest during 2014 and 2013, respectively. The Company recognized no net tax expense or benefit for penalties during 2014 and 2013.

The Company anticipates that total unrecognized tax benefits will increase by approximately $0.1 million within the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)	2014	2013
Gross unrecognized tax benefits as of January 1	$2,553	$2,539
Increases (decreases) in tax positions for prior years	6	(20)
Increases in tax positions for current year	—	1,459
Settlements	—	—
Lapse in statute of limitations	(75)	(1,425)
Gross unrecognized tax benefits as of December 31	$2,484	$2,553

The Company’s federal statute of limitations is open for tax years 2011 and beyond. With limited exceptions, the statutes of limitations for state income tax returns remain open for tax years 2010 and beyond. The Company also files income tax returns in Hong Kong and Honduras. The statute of limitations for the Company’s Hong Kong income tax returns is open for tax years 2008 and beyond, and the statute of limitations for the Company’s Honduran income tax returns is open for tax years 2014 and beyond.

In July 2013, the Company’s Board of Directors (the “Board”), in consultation with management and the Company’s professional advisors, completed an examination of past trading and corporate actions that could affect the Company’s net operating loss carryforwards. As a result of this examination, the Board determined that on March 7, 2013 the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code, and, as a result, the Company will be significantly limited in its future use of federal and state net operating loss carryforwards generated prior to March 7, 2013 pursuant to the provisions of Section 382 and related sections of the Internal Revenue Code. The Company estimates the total federal and state Section 382 pre-ownership change net operating loss carryforwards that are subject to annual limitations to be approximately $12.1 million and $13.1 million, respectively, of which the Company estimates that the annual federal and state Section 382 loss limitations will be approximately $0.6 million and $0.7 million, respectively. As of December 31, 2014, the Company estimates total net operating loss carryforwards for U.S. federal income tax purposes to be approximately $31.2 million, of which approximately $12.1 million are subject to the Section 382 limitation discussed above. As of December 31, 2014, the Company estimates total state net operating loss carryforwards to be approximately $32.1 million, of which approximately $13.1 million are subject to the Section 382 limitation discussed above. The federal and state net operating loss carryforwards expire in 2034. Valuation allowances have been established for all of these federal and state net operating loss carryforwards due to the uncertainty of their future usage.

Rio operates under a Honduran Free Trade Zone Regime. This regime exempts Rio from Honduran municipal taxes, asset taxes and income taxes. To maintain the exemption, Rio must export at least 95% of its annual production; currently, Rio exports 99% of its production. GAAP requires a presumption that all undistributed subsidiary earnings, including undistributed foreign earnings, will be transferred to the parent unless sufficient evidence shows that a subsidiary has invested or will invest the undistributed earnings indefinitely. Currently, the Company cannot conclude that Rio’s undistributed foreign earnings will be invested indefinitely. Thus, the Company records a 10% Honduran dividend withholding tax on Rio’s undistributed Honduran earnings. The Company recorded a deferred foreign tax benefit of approximately $1.2 million attributable to the withholding for the year ended December 31, 2014 and a deferred foreign tax expense of approximately $0.3 million attributable to the withholding for the year ended December 31, 2013.

Note 12 – Commitments and Contingencies

Legal Items

New York Office Lease

In July 2007, the Company entered into a lease (the “New York Lease”) for its New York City offices. As previously reported, the Company had been in litigation over the New York Lease with the landlord and/or the court appointed receiver for the property since 2011 over claims by the Company that the landlord failed to complete certain agreed upon capital improvements to the common areas of the New York offices, which would result in reduced rent, and claims by the receiver for unpaid rent.

On June 18, 2015, the Company entered into an Amendment of Lease dated as of June 1, 2015 (the “Lease Amendment”) with Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (“Landlord”). The Amendment amended the lease agreement for the Company’s New York City offices to, among other things:

●

provide for the surrender to the Landlord of four floors no longer needed by the Company in exchange for a surrender fee of $3.15 million payable in various installments through 2020 and evidenced by a promissory note (the “Surrender Note”);

●	make certain changes to the rent schedule;
●	provide for the payment by the Company of $1.64 million in rent arrearages in various installments through 2016; and,
●	provide for the discontinuance and settlement of litigation and appeals between the parties related to the New York Lease.

In connection with the Lease Amendment, the Company executed and delivered to the Landlord the Surrender Note dated as of April 1, 2015 in the principal amount of $3.15 million. The Surrender Note provides for principal repayment as follows: (a) thirty-six (36) equal installments of $55,555.56 on the first day of each month from January 1, 2017 through and including December 1, 2019; (b) $500,000.00 on or before July 1, 2020; and (c) $650,000 on or before October 1, 2020. The Surrender Note does not bear interest, except that upon and during the continuance of an event of default, as defined, unpaid principal bears interest at an annual rate of 10%. Events of default include the failure to make any payment of principal or interest when due, breach of a representation or covenant, breach of the lease agreement for the New York office or the bankruptcy, insolvency or similar event with respect to the Company. The Landlord may accelerate the payment of all amounts due under the Surrender Note upon and during the continuance of an event of default.

The Company recorded a charge of approximately $5.3 million related to the present value of the payments related to the surrender fee as well as certain changes made to the rent schedule and also reversed approximately $10.0 million in loss on lease reserves associated with the New York offices, resulting in a gain of approximately $4.7 million in the consolidated statement of operations for the quarter ended June 27, 2015.

Matters Related to scott james

As further discussed in Note 15 – Dispositions and Discontinued Operations, the Company sold its scott james business in June 2013.

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

In April 2014, the Company filed suit against the purchasers in the United States District Court for the Southern District of New York seeking damages of approximately $1.0 million arising from their breach of the asset purchase agreement. The purchasers filed a response to the lawsuit and asserted counterclaims against the Company based upon alleged wrongful conduct by the Company that allegedly occurred after the purchase agreement and seeking $10 million in damages.

In May 2015, the parties entered into a settlement agreement releasing all claims and dismissing the litigation.

In January and February 2014 the Company entered into settlement agreements with landlords of the Boston and Minneapolis scott james stores, respectively. In exchange for consideration of approximately $60,000, which we recorded in Liabilities of discontinued operations in the Company’s consolidated balance sheet as of December 31, 2013, the Company’s obligations under the leases were terminated. We paid the settlement amounts in February 2014.

Other

From time to time the Company is involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Commitments

The Company leases premises and equipment under operating leases. As of December 31, 2014, for operating leases in continuing operations with an initial or remaining non-cancelable term in excess of one year, the future minimum lease payments under such leases and future sublease rentals to be received under non-cancelable subleases related to such leases are as follows:

	(In thousands)
Year	Minimum Lease Payments (1)	Sublease Rentals
2015	$2,278	$112
2016	3,122	26
2017	2,843	26
2018	2,476	—
2019	2,501	—
Thereafter	7,166	—
	$20,386	$164
(1)	Reflects Lease Amendment for the New York Lease.

For the years ended December 31, 2014 and 2013, rent expense for operating leases for continuing operations was approximately $2.8 million and $3.0 million, respectively. For both of the years ended December 31, 2014 and 2013, sublease rentals were approximately $0.2 million.

The Company has entered into licensing agreements with several companies for the use of certain trademarks for the marketing of products produced by the Company. These contracts normally have a term of three years and provide for minimum annual royalty payments. The future minimum royalty payments under licensing agreements in effect as of December 31, 2014 are as follows:

Year	(In thousands)
2015	$3,215
2016	3,058
2017	3,321
2018	3,531
$13,125

For the years ended December 31, 2014 and 2013, royalty expense for licensing agreements for continuing operations was approximately $3.0 million and $2.7 million, respectively.

The Company, in the normal course of business, issues binding purchase orders to secure products for future sales to its customers. As of December 31, 2014, these open purchase order commitments for continuing operations amounted to approximately $12.4 million.

Note 13 – Related Party Transactions

Acquisition and Sale of Rio Garment S.A.

Rio Acquisition

In 2011, to diversify its distribution channels with vertical specialty stores and improve its growth potential, the Company acquired Rio Garment S. de R.L. by way of a merger of that entity with and into RG Merger Sub S.A., a wholly-owned subsidiary of the Company, which was subsequently renamed Rio Garment S.A. (“Rio”). Upon closing, the Company paid to the former Rio equity holders, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, upon the closing, the Company issued to the former Rio equity holders an aggregate of $2.6 million of common stock (967,009 shares from treasury) and held back an additional $6.5 million of common stock for potential post-closing purchase price adjustments and indemnification claims. The former Rio equity holders include: (i) Paul Buxbaum, a director of the Company who was appointed to the position of Chief Executive Officer (“CEO”) in 2013, as discussed further below, (ii) Benjamin Yogel, a current director of the Company and (iii) David Gren, a former Rio employee.

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

On April 5, 2013, the Company and the former Rio equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, approximately $3.0 million of contingent consideration, which was originally due to the former Rio equity holders within 10 days of the 18-month anniversary of the closing date, would be paid no later than the earlier of August 26, 2014 or within 5 days of an ownership change as defined by Internal Revenue Code Section 382. The Amendment to the Agreement and Plan of Merger also provided that the release of an additional $0.5 million of consideration, which remained contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership change as defined by Internal Revenue Code Section 382. On July 15, 2013, following an examination of trading activity in the Company’s common stock and certain other corporate actions, the Board determined that on March 7, 2013, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code. As a result, in the third quarter of 2013, the Company issued to a representative of the former Rio equity holders a total of $3.5 million of common stock (959,429 newly-issued shares) for this contingent consideration. See Note 11 – Income Taxes.

Rio Sale

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, the Company sold all Rio’s shares of stock to Rio Asset Holdco, LLC and Rio Asset Holdings, LLC (collectively, the “Rio Buyers”), a group headed by David Gren. Mr. Gren was an executive officer of the Company until his resignation in May 2015 in connection with the sale and remains as president of Rio. Mr. Gren is the holder of approximately 11.5% of the Company’s common stock.

For financial reporting purposes, the sale of Rio will be deemed to have occurred effective as of the close of business on April 10, 2015 (the “Rio Effective Date”) to the fullest extent permitted by applicable law.

Under the Rio Agreement, the Rio Buyers purchased all of the stock of Rio for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer to the Company accounts receivable in existence as of the Rio Effective Date and certain other assets of Rio totaling approximately $5.1 million and caused Rio to assume approximately $3.2 million in certain liabilities. In addition to the deferred purchase price of $1.0 million, Rio is also responsible for repayment of certain Rio expenses paid by the Company totaling approximately $381,000, of which $274,000 is payable pursuant to a promissory note of Rio and the balance of $107,000 is payable from the proceeds of certain receivables of Rio. The promissory note bears interest at a rate equal to the Company’s cost of capital from its senior lender and is payable in 12 equal monthly installments of principal, with interest, beginning on October 1, 2015.

Mr. Gren and his wife guaranteed all of the obligations of Rio and the Rio Buyers under the Rio Agreement. Further, Mr. Gren pledged all of his stock of the Company to the Company to secure his obligations under the guaranty. Mr. Gren also entered into a Mutual Release Agreement with the Company, under which:

●	Mr. Gren resigned as an officer and employee of the Hampshire companies effective as of May 8, 2015;

●	The parties agreed to a termination of Mr. Gren’s employment agreement and the release of the Company and Hampshire International of their obligations under the employment agreement;

●	The Company agreed to pay Mr. Gren a severance payment of $5,000 as well as salary, vacation and sick pay through the effective date; and

●	The parties entered into mutual releases.

In connection with the Mutual Release Agreement, the Company and Pure Fresh Coast LLC, a company affiliated with Mr. Gren, entered into Consulting Agreement to provide certain advices with respect to Rio through the later of August 15, 2015 or the closing or termination of the Stock Purchase Agreement. The Company paid a consulting fee of $70,000 in three monthly installments that began on June 15, 2015.

The Company estimates that it will record a loss on the sale of Rio of approximately $1.4 million in the consolidated statement of operations in the quarter ended June 27, 2015.

Based on the Rio Agreement, the Company determined that the fixed assets, goodwill, customer relationships and the non-compete recorded on Rio were impaired at December 31, 2014. As result, the Company recorded non-cash impairment charges in the fourth quarter of 2014 related to fixed assets, goodwill and customer relationships of $1.4 million, $0.5 million and $11.5 million, respectively. See Note 5 – Fixed Assets, Net, Note 6 – Goodwill and Intangible Assets, Net and Note 22 – Rio Pro Forma Condensed Financial Information (Unaudited).

Buxbaum Group Agreements

On January 28, 2013, the Company entered into a letter agreement (the “Letter Agreement”) with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”). Pursuant to the Letter Agreement, as amended, the Buxbaum Group provided certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s CEO, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending on July 16, 2013. Mr. Buxbaum was not entitled to any direct compensation from the Company in respect of his service as its CEO. During the year ended December 31, 2013, the Company incurred $412,500 in advisory consulting services to the Buxbaum Group pursuant to the Letter Agreement.

On July 18, 2013, the Company entered into a Management Agreement (the “Management Agreement”) with Buxbaum Group, which replaced the Letter Agreement. Pursuant to the Management Agreement, the Buxbaum Group provides management, advisory and consulting services to the Company, solely through Mr. Buxbaum. Mr. Buxbaum serves as Chairman of the Board, President and CEO of the Company (together with such other position or positions consistent with Mr. Buxbaum’s title as the Board and Mr. Buxbaum agree from time to time) and has such duties and responsibilities commensurate with such title. If requested, Mr. Buxbaum will serve as an officer and/or director of any other member of the Company and its subsidiaries, in each case without additional compensation.

The term of the Management Agreement commenced on July 16, 2013 and, unless terminated sooner as provided in the Management Agreement, currently will continue through the period ending on the close of business on December 31, 2016. Thereafter, the term will be automatically extended, without further action by the Company or the Buxbaum Group, by one additional year, first on the expiration of the initial term, and then on each subsequent anniversary thereafter, unless, not less than 60 days prior to the end of the term (including any extension thereof), either the Buxbaum Group or the Company will have notified the other in writing of its intention not to further extend the term. The Management Agreement may be terminated by either party upon ten days notice, or immediately in the event of breach.

The Buxbaum Group is paid an annual fee of $450,000. During the years ended December 31, 2014 and 2013, the Company incurred $450,000 and $225,000, respectively, in consulting fees to the Buxbaum Group pursuant to the Management Agreement. In addition, the Buxbaum Group is eligible to receive an annual incentive fee determined in the sole discretion of the Compensation Committee of the Board and reimbursement for Mr. Buxbaum’s medical insurance benefits. Mr. Buxbaum is entitled to receive such equity awards as the Compensation Committee of the Board may determine in its sole discretion from time to time. On July 17, 2013, Mr. Buxbaum was granted 1,000,000 non-qualified options to purchase the Company’s common stock. See Note 14 – Stock Plans, Incentive Plan and Retirement Savings Plan.

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

The Company provides coverage to Mr. Buxbaum in his capacity as a director and officer under the Company’s directors’ and officers’ liability insurance policy. The Company uses commercially reasonable efforts to have Buxbaum Group named as an insured under the policy.

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

Liquidation Support Agreement

In connection with the Lender’s extension of additional borrowing availability to the Company under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which is discussed in Note 10 – Credit Facility, on February 6, 2014, at the request of the Lender, Mr. Buxbaum entered into a liquidation support agreement with the Lender. Pursuant to such agreement and at no cost to the Company, Mr. Buxbaum will provide certain liquidation services to the Lender in the event of a default under the Credit Agreement.

License Agreement and Termination with Sole Asset Holdings, Inc. doing business as “Gramicci”

Agreement

On July 1, 2014, the Company announced that it had entered into a license agreement with Sole Asset Holdings, Inc., which does business under the name Gramicci (“Gramicci”), a California-based hiking and climbing-inspired brand owned by Mr. Buxbaum. The three-year agreement provided the Company with licensing rights to design, develop and produce Gramicci brand men’s and women’s apparel, which is sold to retailers, as well as through its ecommerce website.

In consideration of these licensing rights, the Company agreed pay to Gramicci annually, within 30 days after the completion of the Company’s annual audit, a sales royalty equal to the lesser of: (i) 4% of net sales (as defined in the license agreement) during each fiscal calendar year (or partial fiscal year, as applicable) of the license agreement or (ii) 20% of Adjusted EBITDA (as defined in the license agreement)

Additionally, the Company agreed to:

●	assume all of Gramicci’s rights and obligations under a distributor agreement during the term of the license agreement;

●	reimburse Gramicci for any rents and operational expenses paid by Gramicci during the term of the license agreement in connection with Gramicci’s lease and operation of its office;

●	assume all of Gramicci’s obligations for the Fall 2014 line of licensed products, including the fulfillment of all current purchase orders for such products; and,

●	purchase certain of Gramicci’s existing inventory for an amount equal to invoice cost plus freight and may also acquire certain samples from Gramicci.

The license agreement contained other terms typical of transactions of this type, including representations and warranties, indemnification, covenants, events of default and termination.

The amount of Gramicci’s net sales included in the consolidated statements of operations for the year ended December 31, 2014 was approximately $2.3 million. There were no royalties earned for the year ended December 31, 2014. The amount of Gramicci’s net loss from operations included in the consolidated statements of operations for the year ended December 31, 2014 was approximately $0.3 million. In 2014, the Company reimbursed Gramicci approximately $1.39 million for purchases of apparel inventory at cost and $12,500 for rent.

Termination

On April 27, 2015, the Company announced that it had entered into an agreement with Gramicci to terminate the License agreement, effective February 28, 2015. (the “Termination Agreement”) Pursuant to the Termination Agreement, the parties agreed that at the termination of the License Agreement, the Company had an outstanding payable to Gramicci of approximately $118,000. The Company agreed to pay this amount prior to March 1, 2020, subject to independent verification.

Under the Termination Agreement, the Company also is responsible for:

●	paying the salaries and benefits of certain Gramicci employees through March 13, 2015, which aggregated to approximately $88,800;

●	paying the Gramicci monthly rent of approximately $5,000 for space occupied by the Company’s James Campbell business at Gramicci’s office;

●	fulfilling certain purchase orders that Company received prior to the termination effective date; and,

●

assisting the Gramicci (subject to Gramicci reimbursing Company for any out-of-pocket expenses) with and allow Gramicci to collect revenue (i.e., accounts receivable) arising from or related to the license Agreement.

Obligations that the Gramicci is responsible for include:

●	assuming all rights and obligations with respect to all current and future sales orders related to products covered by the license Agreement, effective March 1, 2015, except as otherwise noted;

●	assuming all costs associated with Spring 2015 samples; and,

●	using its best efforts to sell-off Fall ’14 samples and promptly remit proceeds to Company net of out-of-pocket expenses.

As part of the License termination, Gramicci disclosed to the Company that Gramicci is involved in ongoing negotiations to renew third party licenses related to the trademarks at issue in the License Agreement, enter into new third party licenses related to the trademarks at issue in the license Agreement, and/or sell the trademarks at issue in the license Agreement.

Brandon Buxbaum Employment

In connection with the Gramicci license agreement, the Company hired Brandon Buxbaum, the son of Mr. Buxbaum, on July 1, 2014, as an operations manager for Gramicci at an annual salary of $100,000 plus benefits, which primarily consisted of health care insurance and paid time off. Mr. Brandon Buxbaum received salary payments of approximately $47,700 in 2014. In connection with the termination of the Gramicci license, Mr. Brandon Buxbaum was terminated in March 2015 and received approximately $3,800 in severance.

Sublease of Office Space from Sole Assets Holding

The Company’s James Campbell business has subleased office space from Sole Assets Holding, doing business as “Gramicci,” a company owned by Mr. Buxbaum, in Agoura, California, since entering the license agreement in February 2014. The monthly rent represents the Company’s pro rata share of the rent payable by Sole Assets Holdings to its landlord. In 2014, the Company paid Sole Assets Holdings rent of $12,500. The lease is terminable by the Company on two months notice.

Screen Printing Services

The Company paid approximately $0.2 million and $0.8 million for screen printing services to Deep South Holding Company, a vendor of which Mr. Gren is a 50% owner and Vice President, for the years ended December 31, 2014 and 2013, respectively. Accounts payable to this vendor were $3,000 and $28,000 as of December 31, 2014 and 2013, respectively.

Rio Factory Maintenance

The Company paid approximately $39,000 to Mr. Gren’s father for factory repair and maintenance services at Rio for the year ended December 31, 2014 with approximately $1,000 in accounts payable as of December 31, 2014.

Other

The Company sold certain assets related to the scott james clothing brand and line to a former employee on June 7, 2013. See Note 12 – Commitments and Contingencies and Note 15 – Dispositions and Discontinued Operations.

Note 14 – Stock Plans, Incentive Plan and Retirement Savings Plan

Stock Plans

Stock-based compensation expense related to the Company’s stock plans was approximately $1.1 million (no tax benefit) and $0.4 million (no tax benefit) for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $1.3 million of unrecognized compensation expense related to the Company’s stock awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

Restricted stock

There were no restricted stock awards outstanding as of December 31, 2014 and 2013.

Stock options

No stock options were granted during 2014.

On July 17, 2013 (the “Date of Grant”), the Compensation Committee of the Board granted a total of 1,000,000 non-qualified options (“Options”) to purchase the Company’s common stock to Mr. Buxbaum under the 2009 Plan pursuant to an Option Grant Notice and Agreement dated as of July 17, 2013 (the “Option Grant”). The exercise prices of the options under the Option Grant are as follows:

•	250,000 Options have an exercise price of $4.50 per Option;

•	250,000 Options have an exercise price of $6.75 per Option;

•	150,000 Options have an exercise price of $9.00 per Option;

•	125,000 Options have an exercise price of $11.25 per Option;

•	125,000 Options have an exercise price of $13.50 per Option; and,

•	100,000 Options have an exercise price of $15.75 per Option.

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

In 2013, the Company granted a total of 1,137,250 stock options with the following weighted-average exercise price and grant-date fair values:

2013
Exercise price	$8.14
Fair value	$2.54

The Company estimated the grant-date fair value of all stock options granted in 2013 using the Black-Scholes option pricing model, using the following weighted-average assumptions:

2013
Risk-free interest rate	1.6%
Expected life (years)	6.5
Expected volatility	75%
Expected dividend yield	0%

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

The following table summarizes the activity for the year ended December 31, 2014 for the stock options granted under the 2009 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	1,422,250	$7.01	9.3	$300
Granted	—	—	—	—
Exercised	(13,375)	$2.05	—	$20
Canceled, forfeited or expired	(24,125)	$2.05	—	—
Outstanding as of December 31, 2014	1,384,750	$7.15	8.3	—
Vested and expected to vest as of December 31, 2014	1,384,750	$7.15	8.3	—
Exercisable as of December 31, 2014	417,063	$5.62	8.0	—

The following table summarizes the activity for the year ended December 31, 2013 for the stock options granted under the 2009 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	555,250	$2.30	—	—
Granted	1,137,250	$8.14	—	—
Exercised	(48,188)	$2.05	—	$71
Canceled, forfeited or expired	(222,062)	$2.11	—	—
Outstanding as of December 31, 2013	1,422,250	$7.01	9.3	$300
Vested and expected to vest as of December 31, 2013	1,422,250	$7.01	9.3	$300
Exercisable as of December 31, 2013	149,688	$2.50	8.4	$139

The total grant-date fair value of stock options vested during the years ended December 31, 2014 and 2013 was approximately $0.5 million and $0.1 million, respectively, and the total market value of these options on the dates vested was approximately $0.5 million and $0.3 million, respectively. Cash received by the Company for the exercise of stock options in 2014 and 2013 totaled zero and $12,000, respectively, and taxes paid by the Company on behalf of certain individuals who exercised stock options totaled zero and $25,000, respectively. Shares are issued from treasury upon the exercise of a stock option.

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

Incentive Plan

The Company adopted The Hampshire Group, Limited 2010 Cash Incentive Bonus Plan (the “Bonus Plan”) pursuant to which the Company is authorized to grant annual performance-based bonuses to certain of its employees. The goal of the Bonus Plan is to align the annual interests of management and other key employees with those of the Company and its stockholders by providing a cash bonus incentive for meeting annual goals set by the Board. Target bonus amounts under the Bonus Plan are a percentage of each participant’s base salary, and actual bonus amounts paid under the Bonus Plan will depend on the extent to which annual performance metrics are achieved. The Company did not grant a bonus under the Bonus Plan for fiscal years 2014 and 2013.

Retirement Savings Plan

The Company and certain subsidiaries have a 401(k) retirement savings plan under which employees may participate after having completed certain service requirements and meeting certain age requirements. The Company’s matching contribution is determined annually at the discretion of the Board. All Company matching contributions vest fully after six years of employment. The Board suspended matching contributions in May 2009 and resumed matching contributions effective January 1, 2012. Matching contributions for both of the years ended December 31, 2014 and 2013 were less than $0.1 million per year.

Note 15 – Dispositions and Discontinued Operations

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

The Company was granted a license to use the “sj by scott james” trademark in agreed upon defined channels. The purchasers assumed balance sheet liabilities of the scott james business incurred on and after June 1, 2013, the contracts for the real estate leases in Boston and Minneapolis, liabilities in connection with certain international operations, any liabilities resulting from consignment inventory accounts and certain other liabilities relating to the software and website operations. The Company agreed to provide the purchasers with access to and use of the New York showroom used by the business for a fee of $6,000 per month on a month-to-month basis. The Company continued to have obligations under the Boston and Minneapolis store leases as a guarantor (and under any other contracts assumed where the Company or any of its affiliates have provided a guaranty); the parties covenanted to use commercially reasonable efforts to replace all such guarantees. However, as further discussed in Note 12 – Commitments and Contingencies, due to the purchasers’ default under the Boston and Minneapolis store leases and a dispute regarding a service agreement, actions were taken against the Company by the other parties to such agreements. As a result, subsequent to December 31, 2013, the Company entered into settlement agreements and paid the related settlement amounts regarding these agreements. All such settlement amounts were recorded in Liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2013.

Additionally, as a result of the purchasers’ breach, in January 2014, the Company obtained ownership of certain intellectual property assets from Scott James Company, LLC (one of the purchasers) and its affiliates pursuant to a public sale foreclosure in accordance with the Uniform Commercial Code. In April 2014, the Company filed suit against the purchasers in the United States District Court for the Southern District of New York seeking damages of approximately $1.0 million arising from their breach of the asset purchase agreement. The purchasers filed a response to the lawsuit and asserted counterclaims against the Company based upon alleged wrongful conduct by the Company that allegedly occurred after the purchase agreement and seeking $10.0 million in damages. In May 2015, the parties entered into a settlement agreement releasing all claims and dismissing the litigation.

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

The underlying assets and liabilities of the discontinued operations as of December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Trade and other receivables, net	$—	$123
Inventories, net	—	51
Other current assets	—	3
Fixed assets, net	—	—
Assets of discontinued operations	$—	$177

Accrued expenses and other liabilities	$—	$770
Liabilities of discontinued operations	$—	$770

As of December 31, 2013, liabilities of approximately $0.1 million, remain in the table above related to divisions disposed and discontinued prior to 2012.

The operating results for the discontinued operations for the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Net sales	$110	$2,068

Income (loss) from operations of discontinued operations	101	(1,965)

Loss on sale of discontinued operations	—	(1,239)

Income (loss) from discontinued operations before income taxes	101	(3,204)
Income tax expense	39	4
Income (loss) from discontinued operations, net of taxes	$62	$(3,208)

Cash flows related to discontinued operations have been reported separately in the consolidated statements of cash flows.

Note 16 – Loss Per Share

No adjustments to loss from continuing operations were necessary to calculate basic and diluted net loss per share from continuing operations for the years ended December 31, 2014 and 2013.

Options to purchase 1,384,750 and 1,422,250 shares, respectively, were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations in the years ended December 31, 2014 and 2013.

Note 17 – Severance

During the years ended December 31, 2014 and 2013, the Company incurred approximately $0.3 million and $1.0 million in severance costs, respectively. The 2013 severance costs were primarily related to the resignation of the Company’s former Chief Executive Officer whereby the Company entered into a separation and release agreement with him that entitled him to separation pay of approximately $0.7 million, which was recorded in the quarter ended March 30, 2013 when the resignation was communicated.

Severance costs are included in Selling, general and administrative expenses in the consolidated statements of operations. A reconciliation of the beginning and ending liability balances for accrued severance costs included in Accrued expenses and other liabilities in the consolidated balance sheets is shown below:

(In thousands)	2014	2013
Beginning of period	$35	$243
Costs charged to expense	343	1,037
Costs paid or settled	(378)	(1,245)
End of period	$—	$35

Note 18 – Acquisition

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

The Company agreed to pay minimum aggregate purchase price consideration of $1.3 million, of which $300,000 was paid at closing and the balance is payable in installments totaling $500,000 in each of 2015 and 2016. The Company also agreed to pay Seller for each of the five years following the closing, additional purchase price payments, referred to as “excess payments,” equal to 5% of annual net sales, as defined, in excess of $5.0 million; provided that if and when Seller has received an aggregate of $2.5 million of purchase price (including the excess payments), the excess payment percentage rate will be reduced to 2.5% with respect to all net sales made thereafter.

The Company agreed to assume certain licenses of Seller and has also separately agreed to purchase up to 22,000 units of excess finished goods inventory of Maverick J for an amount equal to 115% of invoiced cost.

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

The fair value of the contingent consideration liability was determined by discounting the expected excess payments as of the acquisition date based on projected full year revenues ranging from approximately $7.9 million to approximately $10.2 million and using a discount rate of 17.0%, which represents the estimated weighted-average cost of capital (Level 3). As of December 31, 2014, there was no change in the range of outcomes or discount rate for the contingent consideration liability recognized as of the acquisition date and, as a result, there was no significant change in the recognized amount of the contingent consideration liability.

As of December 31, 2014, of the total liabilities recorded for the installments payable and contingent consideration payable, approximately $0.5 million is included in Accrued expenses and other liabilities and approximately $1.0 million is included in Other long-term liabilities in the consolidated balance sheet and such amounts approximate fair value.

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

The goodwill recognized primarily represents expected synergies from the Company’s sourcing relationships, as well as the creative design and industry expertise of the assembled workforce related to the James Campbell business. None of the goodwill recognized is expected to be deductible for tax purposes. The Company identified certain intangible assets related to customer relationships and trade names, which will be amortized on a straight-line basis over their estimated useful lives of 10 years and 12 years, respectively. The fair value of these intangible assets was determined based on the discounted cash flow method (Level 3).

As discussed above, the Company has also separately agreed to purchase certain excess finished goods inventory of Maverick J. As of December 31, 2014, the Company had purchased approximately $134,000 of such inventory, which was accounted for separately from the business combination and recorded at cost in Inventories, net in the consolidated balance sheet. The results of operations related to the James Campbell business have been included in the consolidated financial statements beginning on the acquisition date. The amount of James Campbell’s net sales included in the consolidated statements of operations for the year ended December 31, 2014 was $3.2 million. The amount of James Campbell’s operating loss included in the consolidated statements of operations for the year ended December 31, 2014 was approximately $0.5 million, which included approximately $0.2 million of acquisition-related costs, which were recorded in Selling, general and administrative expenses in the consolidated statements of operations.

Note 19 – Quarterly Financial Information (Unaudited)

Selected consolidated quarterly financial information is set forth in the tables below:

Year Ended December 31, 2014 (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$16,102	$14,699	$30,950	$29,720	$91,471
Gross profit	3,109	3,143	7,598	3,771	17,621

Selling, general and administrative expenses	7,280	7,354	7,402	9,642	31,678
Loss (gain) on lease obligation	—	82	(8)	334	408
Impairment of goodwill	—	—	—	460	460
Impairment of certain intangible assets	—	—	—	11,539	11,539
Impairment of fixed assets	—	—	—	2,375	2,375

Income (loss) from operations	(4,171)	(4,293)	204	(20,579)	(28,839)
Loss from continuing operations before income taxes	(4,382)	(4,452)	(37)	(21,034)	(29,905)

(Loss) income from continuing operations	(4,361)	(4,574)	308	(20,198)	(28,825)
(Loss) income from discontinued operations, net of taxes	65	(3)	—	—	62
Net (loss) income	$(4,296)	$(4,577)	$308	$(20,198)	$(28,763)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.52)	$(0.54)	$0.04	$(2.38)	$(3.40)
Income from discontinued operations, net of taxes	0.01	—	—	—	0.01
Net (loss) income	$(0.51)	$(0.54)	$0.04	$(2.38)	$(3.39)

(Loss) income from discontinued operations, net of taxes
Income from discontinued operations, net of taxes	$(0.52)	$(0.54)	$0.03	$(2.38)	$(3.40)
Income from discontinued operations, net of taxes	0.01	—	—	—	0.01
Net (loss) income	$(0.51)	$(0.54)	$0.03	$(2.38)	$(3.39)

Year Ended December 31, 2013 (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$18,914	$26,136	$25,025	$34,979	$105,054
Gross profit	3,370	5,340	5,394	5,816	19,920

Selling, general and administrative expenses	8,003	8,441	8,097	7,381	31,922
Lease litigation settlement	—	(6,113)	—	—	(6,113)
Loss on lease obligation	—	520	—	4,894	5,414
Impairment of goodwill	—	—	—	2,099	2,099
Impairment of long-lived assets, other than goodwill	—	—	—	612	612

(Loss) income from operations	(4,633)	2,492	(2,703)	(9,170)	(14,014)

(Loss) income from continuing operations before income taxes	(4,689)	2,424	(2,716)	(9,595)	(14,576)

(Loss) income from continuing operations	(4,831)	2,302	(1,427)	(8,876)	(12,832)
Loss from discontinued operations, net of taxes	(551)	(1,168)	(490)	(999)	(3,208)
Net (loss) income	$(5,382)	$1,134	$(1,917)	$(9,875)	$(16,040)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.65)	$0.31	$(0.19)	$(1.05)	$(1.65)
Loss from discontinued operations, net of taxes	(0.07)	(0.16)	(0.06)	(0.12)	(0.41)
Net (loss) income	$(0.72)	$0.15	$(0.25)	$(1.17)	$(2.06)

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.65)	$0.30	$(0.19)	$(1.05)	$(1.65)
Loss from discontinued operations, net of taxes	(0.07)	(0.15)	(0.06)	(0.12)	(0.41)
Net (loss) income	$(0.72)	$0.15	$(0.25)	$(1.17)	$(2.06)

Disposition of scott james Assets

As discussed in Note 15 – Dispositions and Discontinued Operations, on June 7, 2013, the Company sold its assets related to the scott james business. As a result, the consolidated financial statements reflect the results of operations of the scott james business as discontinued operations for all periods presented.

Note 20 – Stockholder Rights Plan

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

Note 21 – Subsequent Events

On April 10, 2015, the Company entered into a Stock Purchase Agreement to sell Rio Garment, S.A. to a former executive officer of Hampshire. The sale was completed on September 15, 2015. See Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.and Note 10 – Credit Facility.

On April 27, 2015, the Company announced, effective February 28, 2015, that it had agreed to terminate its license agreement with Sole Asset Holdings, Inc., a company owned by the Company’s Chief Executive Officer, Paul Buxbaum, for the Gramicci brand, a California-based hiking and climbing-inspired label. See Note 13 – Related Party Transactions, License Agreement and Termination with Sole Asset Holdings, Inc. doing business as “Gramicci.”

On May 22, 2015, the Company and certain of its subsidiaries entered into a Waiver and Fourth Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders. See Note 10 – Credit Facility.

On June 18, 2015, the Company entered into an Amendment of Lease dated for the Company’s New York City offices. See Note 12 – Commitments and Contingencies, Legal Items, New York Office Lease.

On July 30, 2015, the Audit Committee completed an investigation regarding allegations through its whistleblower hotline made in February 2015. See Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation.

On November 30, 2015, the Company and certain of its subsidiaries entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, under which, among other things, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. See Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation and Note 10 – Credit Facility.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no other items not otherwise disclosed which would have materially impacted the Company's consolidated financial statements.

Note 22 – Rio Pro Forma Condensed Financial Information (Unaudited)

HAMPSHIRE GROUP, LIMITED

UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION

On September 15, 2015, Hampshire Group, Limited completed the previously announced sale of all of the outstanding shares of Rio Garment S.A., a Honduras-based manufacturer, which designs, sources and manufacturers knit tops for men, women and children, to a buying group led by a former executive officer of the Company. Under the terms of the agreement, the buyer purchased all of the stock of Rio for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer accounts receivable in existence as of April 10, 2015 and certain other assets of Rio to the Company totaling approximately $5.0 million and caused Rio to assume approximately $3.2 million in certain liabilities. See Note 13 – Related Party Transactions, Acquisition and Sale of Rio Garment S.A.

The following unaudited pro forma condensed financial statements are based on the historical financial statements of the Company and Rio after giving effect to the Company’s sale of Rio, with the assumptions, reclassifications and adjustments described in the accompanying notes to the unaudited pro forma condensed financial statements.

The unaudited pro forma condensed balance sheet presents the historical consolidated balance sheets of the Company, giving effect to the sale as if it had been consummated on December 31, 2014 and 2013. Based on the Rio agreement, the Company determined that the fixed assets, goodwill, customer relationships and the non-compete recorded on Rio were impaired at December 31, 2014. As result, the Company recorded non-cash impairment charges in the fourth quarter of 2014 related to fix assets, goodwill and customer relationships of $1.4 million, $0.5 million and $11.5 million, respectively, which are reflected in the historical balance sheet as of December 31, 2014. See Note 5 – Fixed Assets, Net and Note 6 – Goodwill and Intangible Assets, Net.

The unaudited pro forma condensed statement of operations for the years ended December 31, 2014 and 2013 presents the historical consolidated statement of operations of the Company, giving effect to the sale as if it had been consummated on January 1, 2014 and 2013, the beginning of the periods presented.

The unaudited pro forma condensed financial statements are presented for illustrative purposes only and are not intended to represent or be indicative of the Company's consolidated results of operations or financial position that the Company would have reported had the sale been completed as of the dates presented, and should not be taken as a representation of the Company's future consolidated financial position or results of operations. The unaudited pro forma condensed financial statements do not reflect any savings or costs or operating efficiencies or deficiencies that the Company may achieve or incur with respect to the sale.

The unaudited pro forma condensed financial statements should be read in conjunction with the historical consolidated financial statements and accompanying notes of the Company included herein.

Hampshire Group, Limited

UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

December 31, 2014

(In thousands except par value and shares)		Pro Forma adjustments
	Hampshire Group	Rio	Other		Pro Forma
Current assets:		(a)
Cash and cash equivalents	$1,758	$(63)	$-		$1,695
Accounts receivable, net	14,241	(914)			13,327
Other receivables	2,089	-	6,000	(b)	8,089
Inventory, net	20,553	(12,445)			8,108
Other current assets	2,688	(296)			2,392
Total current assets	41,329	(13,718)	6,000		33,611
Fixed assets, net	828	-			828
Goodwill	420	-			420
Intangible assets, net	1,234	-			1,234
Other assets	485	(26)			459
Total assets	$44,296	$(13,744)	$6,000		$36,552

Current liabilities
Current facility borrowings and note payable	$16,114	$-	$-		$16,114
Accounts payable	11,960	(258)	(3,200)	(b)	8,502
Accrued expenses and other liabilities	6,800	(3,001)			3,799
Total current liabilities	34,874	(3,259)	(3,200)		28,415
Long-term debt	3,000				3,000
Other long-term liabilities	11,689	(121)	-		11,568
Total liabilities	49,563	(3,380)	(3,200)		42,983
Commitments and Contingencies	-	-	-		-

Stockholders' deficit:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	-	-	-		-
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,249,902 issued	925	-			925
Additional paid in capital	42,663	(18,990)			23,673
Deficit	(43,388)	8,626	9,200	(b)	(25,562)
Treasury stock, 753,356 shares at cost	(5,467)	-			(5,467)
Total stockholders' deficit	(5,267)	(10,364)	9,200		(6,431)
Total liabilities and stockholders' deficit	$44,296	$(13,744)	$6,000		$36,552

Hampshire Group, Limited

UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

December 31, 2013

(In thousands except par value and shares)		Pro Forma adjustments
	Hampshire Group	Rio	Other		Pro Forma
Current assets:		(a)
Cash and cash equivalents	$1,385	$(24)	$-		$1,361
Accounts receivable, net	15,458				15,458
Other receivables	250	(74)	6,000	(b)	6,176
Inventory, net	18,607	(14,682)			3,925
Other current assets	5,240	(27)			5,213
Assets of discontinued operations	177				177
Total current assets	41,117	(14,807)	6,000		32,310
Fixed assets, net	4,559	(1,264)			3,295
Goodwill	460	(460)			-
Intangible assets, net	13,082	(13,082)			-
Other assets	847	(26)			821
Total assets	$60,065	$(29,639)	$6,000		$36,426

Current liabilities
Current facility borrowings and note payable	$9,187	$-	$-		$9,187
Accounts payable	4,201	(223)	(3,200)	(b)	778
Accrued expenses and other liabilities	6,276	(1,712)			4,564
Liabilities of discontinued operations	770				770
Total current liabilities	20,434	(1,935)	(3,200)		15,299
Long-term debt	3,000	-			3,000
Other long-term liabilities	14,366	(132)	-		14,234
Total liabilities	37,800	(2,067)	(3,200)		32,533
Commitments and Contingencies	-	-	-		-

Stockholders' equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	-	-	-		-
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,211,672 issued	921	-			921
Additional paid in capital	41,436	(18,990)			22,446
Deficit	(14,583)	(8,582)	9,200	(b)	(13,965)
Treasury stock, 759,015 shares at cost	(5,509)	-			(5,509)
Total stockholders' equity	22,265	(27,572)	9,200		3,893
Total liabilities and stockholders' equity	$60,065	$(29,639)	$6,000		$36,426

Hampshire Group, Limited

UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2014

(In thousands except per share data)		Pro Forma Adjustments
	Historical	Rio	Other		Pro Forma
		(c)
Net sales	$91,471	$(41,648)	$-		$49,823
Cost of goods sold	73,850	(35,961)	-		37,889
Gross profit	17,621	(5,687)	-		11,934
Selling, general and administrative expenses	31,678	(12,123)	737	(d)	20,292
Loss on lease obligation	408	-	-		408
Impairment of goodwill	460	(460)	-		-
Impairment of certain intangible assets	11,539	(11,539)	-		-
Impairment of fixed assets	2,375	(1,370)	-		1,005
Loss from operations	(28,839)	19,805	(737)		(9,771)
Other income (expense):
Interest expense	(1,354)	-	-		(1,354)
Other, net	288	533	-		821
Loss from continuing operations before income taxes	(29,905)	20,338	(737)		(10,304)
Income tax benefit	(1,080)	-	1,160	(e)	80
Loss from continuing operations	(28,825)	20,338	(1,897)		(10,384)
Income from discontinued operations, net of taxes	62	-	-		62
Net loss	$(28,763)	$20,338	$(1,897)		$(10,322)

Basic and diluted earnings per share:
Loss from continuing operations	$(3.40)				$(1.22)
Income from discontinued operations, net of tax	$0.01				$0.01
Net loss	$(3.39)				$(1.21)

Weighted average number of common shares outstanding
Basic	8,481				8,481
Diluted	8,481				8,481

Hampshire Group, Limited

UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2013

(In thousands except per share data)		Pro Forma Adjustments
	Historical	Rio	Other		Pro Forma
		(c)
Net sales	$105,054	$(59,573)	$-		$45,481
Cost of goods sold	85,134	(47,903)	-		37,231
Gross profit	19,920	(11,670)	-		8,250
Selling, general and administrative expenses	31,922	(12,147)	574	(d)	20,349
Lease litigation settlement	(6,113)	-	-		(6,113)
Loss on lease obligation	5,414	-	-		5,414
Impairment of goodwill	2,099	(2,099)	-		-
Impairment of fixed assets	612	-	-		612
Loss from operations	(14,014)	2,576	(574)		(12,012)
Other income (expense):
Interest expense	(792)	-	-		(792)
Other, net	230	884	-		1,114
Loss from continuing operations before income taxes	(14,576)	3,460	(574)		(11,690)
Income tax benefit	(1,744)	-	96	(e)	(1,648)
Loss from continuing operations	(12,832)	3,460	(670)		(10,042)
Loss from discontinued operations, net of taxes	(3,208)	-	-		(3,208)
Net loss	$(16,040)	$3,460	$(670)		$(13,250)

Basic and diluted earnings per share:
Loss from continuing operations	$(1.65)				$(1.29)
Loss from discontinued operations, net of tax	$(0.41)				$(0.41)
Net loss	$(2.06)				$(1.70)

Weighted average number of common shares outstanding
Basic	7,793				7,793
Diluted	7,793				7,793

Note A. Basis of Pro Forma Presentation

On September 15, 2015, Hampshire Group, Limited completed the previously announced sale of all of the outstanding shares of Rio Garment S.A., a Honduras-based manufacturer, which designs, sources and manufacturers knit tops for men, women and children, to a buying group led by a former executive officer of the Company. Under the terms of the agreement, the buyer purchased all of the stock of Rio for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer accounts receivable in existence as of April 10, 2015 and certain other assets of Rio to the Company totaling approximately $5.0 million and caused Rio to assume approximately $3.2 million in certain liabilities.

The accompanying Unaudited Pro Forma Condensed Financial Statements present the pro forma consolidated financial position and results of operations of the Company based upon the historical financial statements of the Company and Rio, after giving effect to the adjustments described in these notes, and are intended to reflect the impact of the sale of Rio on the Company's consolidated financial statements.

The accompanying Unaudited Pro Forma Condensed Financial Statements are presented for illustrative purposes only and are not intended to represent or be indicative of the Company's consolidated results of operations or financial position that the Company would have reported had the sale been completed as of the dates presented, and should not be taken as a representation of the Company's future consolidated financial position or results of operations. The Unaudited Pro Forma Condensed Financial Statements do not reflect any savings or costs or operating efficiencies or deficiencies that the Company may achieve or incur with respect to the sale.

The Unaudited Pro Forma Condensed Balance Sheet gives effect to the sale as if it had been consummated on December 31, 2014 and 2013 and includes estimated pro forma adjustments for the assets and liabilities sold as well as for the consideration received. These adjustments are subject to further revision as additional information becomes available and further analyses are performed. Based on the Rio agreement, the Company determined that the fixed assets, goodwill, customer relationships and the non-compete recorded on Rio were impaired at December 31, 2014. As result, the Company recorded non-cash impairment charges in the fourth quarter of 2014 related to fixed assets, goodwill and customer relationships of $1.4 million, $0.5 million and $11.5 million, respectively, which are reflected in the historical balance sheet as of December 31, 2014. See Note 5 – Fixed Assets, Net and Note 6 – Goodwill and Intangible Assets, Net.

The Unaudited Pro Forma Condensed Statements of Operations give effect to the sale as if it had been consummated on January 1, 2014 and 2013, the beginning of the periods presented.

Note B. Pro Forma Adjustments

The Unaudited Pro Forma Condensed Financial Statements reflect the following adjustments:

(a) Rio balance sheet – To record the disposition of balance sheet accounts related to Rio.

(b) Other receivables, Accounts payable and Deficit – To record consideration related to the sale of Rio.

(c) Rio statement of operations – To record disposition of the statement of operation accounts related to Rio.

(d) To record corporate overhead previously allocated to Rio.

(e) To record the reversal of tax benefits related to Rio.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Audit Committee Investigation

Based upon an anonymous report filed by an employee in our South Carolina office through our “whistleblower” hotline in February 2015, the Audit Committee of the Board of Directors of the Company engaged our outside corporate counsel, who in turn engaged a forensic accounting firm, to investigate allegations by the whistleblower that our then Chief Financial Officer was overstating accounts receivable on the borrowing base certificates submitted to our lender, Salus Capital Partners, LLC and Salus CLO 2012-1, LTD. (collectively, “Lender”). Based on the investigation, we believe that the Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating our accounts receivable and the available borrowing base under the Lender credit facility. Based on the investigation, we believe that the delay in posting began at the end of December 2013 and continued through February 2015, with the most significant delays occurring from November 2014 through February 2015. Due to the delays in posting, the Company submitted incorrect borrowing base certificates to the Lender and thereby borrowed more than was available under the credit facility, in amounts ranging from $51,000 to $2.1 million. Further, the delays in posting and incorrect borrowing base certificates led other members of management of the Company and the Lender to erroneously believe that the Company was in compliance with the availability covenant in the credit facility.

The investigation did not find any evidence that the delays in posting of accounts receivable affected the reported balances of cash, accounts receivable or debt in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 or in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2014, June 28, 2014 or September 27, 2014 (collectively referred to as the “Prior Reports”). Based on the investigation and additional work subsequently performed by members of the Company’s finance department, we concluded that amounts disclosed as available for borrowing under the revolving credit facility as of the end of the respective periods covered by the Prior Reports was understated by $0.1 million in the Annual Report on Form 10-K for the year ended December 31, 2013, overstated by $0.1 million in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and overstated by insignificant amounts with respect to the Quarterly Reports on Form 10-Q for the quarters ended June 28, 2014 and September 27, 2014. As a result, we did not accurately reflect our liquidity position in certain of the Prior Reports. The Company concluded, however, that no restatements of the Prior Reports were required.

The Chief Financial Officer was terminated. The investigation did not find that other members of senior management had any knowledge of the delay in posting of accounts receivable or the overstatement of availability on the borrowing base certificates.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation and in light of the results of the Audit Committee investigation described above, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level at December 31, 2014.

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

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error or fraud and the circumvention or overriding of the controls and procedures. Accordingly, the Company’s internal controls and procedures are designed to provide only reasonable, and not absolute, assurance of achieving their objectives.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on this assessment and in light of the Audit Committee investigation described above, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective because of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis.

Management has identified the following material weakness and has implemented the remediation measures described below:

Management override of internal controls. Based on the Audit Committee investigation, we believe that our former Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating our accounts receivable and the available borrowing base under the Lender credit facility.

To remediate this, we have implemented the following measures:

●	we terminated the Chief Financial Officer and engaged the firm of GRL Capital Advisors to provide the services of an Interim Chief Financial Officer;

●

we have implemented controls over the posting of all cash received, including the creation of a report summarizing unposted cash that is reviewed by a member of the finance department other than the person responsible for posting cash;

●	we have segregated duties surrounding assembling, reviewing and reporting our borrowing base:

o	we now require that a member of our finance department prepare the borrowing base certificate and related calculations,

o	the borrowing base certificate is then reviewed and approved by the Chief Financial Officer, and

o	our Chief Executive Officer reviews the borrowing base certificate and must approve any borrowings before they are drawn from our credit facility;

●

the Audit Committee, the Board of Directors and management have renewed their commitment to establishing a culture of compliance, integrity and transparency and communicated their commitment and expectations to all employees of the Company; and

●	the Audit Committee has implemented improvements to the Company’s whistleblower hotline to restore employee confidence in the efficacy of the hotline.

This Annual Report does not include an attestation report on internal control over financial reporting by the Company’s registered public accounting firm because, pursuant to rules of the SEC, such an attestation report is only required if the registrant is an accelerated filer or a large accelerated filer.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the end of the quarter, we implemented the remediation measures discussed above.

Item 9B. Other Information.

Amendment to Non-Employee Directors Stock Fee Election Program

As previously reported, the Board of Directors approved the Non-Employee Directors Stock Fee Election Program, referred to as the “Program,” as an award under the Company’s 2009 Stock Incentive Plan. The Program, as amended, gives each non-employee director the right under the Stock Plan to elect to have some or all of such director’s quarterly director fees paid in common stock rather than cash. The minimum amount that can be the subject of such election by a director is 25% of such director’s quarterly director fees. The shares to be issued are valued based on the weighted average of the sale prices of the common stock, as reported on the OTC Market for the last ten trading days of the calendar quarter preceding the calendar quarter when the quarterly director fees are paid. The number of shares that to be issued for any such quarterly director fee with respect to which an election is in effect is equal to the amount of the election divided by the applicable weighted average sale price. Any fractional share is rounded up or down to the nearest whole share. That portion of the quarterly director fees for which no election is in effect is paid in cash. The shares so issued are deemed fully vested as of the quarterly payment date.

Effective as of August 10, 2015, the Board amended the Program to limit the number of shares that can be issued to a director for any calendar quarter to 0.1% of the outstanding stock of the Company.

Rio Garment, S.A. Unaudited Pro Forma Condensed Financial Information

See Item 8. Financial Statements and Supplementary Data, Note 22 – Rio Pro Forma Condensed Financial Information (Unaudited) herein, which is incorporated by reference.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

Set forth below are the names of the persons currently as directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during at least the past five years.

Name	Age	Position(s) Held
Paul M. Buxbaum	60	Chairman of the Board, President and Chief Executive Officer; Director
Thomas J. Doyle, Jr.	63	Director
Brett H. Fialkoff	49	Director
Benjamin C. Yogel	37	Lead Director

PAUL M. BUXBAUM has served as Chief Executive Officer of the Company since January 15, 2013, as President since March 12, 2013 and as Chairman of the Board since June 12, 2013. Mr. Buxbaum has also served as a Director since August 25, 2011. Mr. Buxbaum is the Chairman and CEO of Buxbaum Holdings, Inc., d/b/a Buxbaum Group and has been a partner in the Buxbaum Group and its related and successor companies for over 30 years. Mr. Buxbaum serves as Chairman, President and Chief Executive Officer of the Company pursuant to the terms of the Management Agreement between the Company and the Buxbaum Group. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Agreements with the Buxbaum Group.” Mr. Buxbaum has served on the Board and\or as an officer of various public and private companies covering many facets of the retail industry. Such appointments included CEO of Global Health Sciences, chairman of the board of Ames Department Stores, board member of Herbalife International, Richman-Gordman “Half-Price” Stores, Lamont’s Apparel, and Jay Jacobs. Mr. Buxbaum was the majority equity owner of Rio Garment and served as Chief Executive Officer and a board member of Haggar Clothing Company from March 2009 until April 2012.

THOMAS J. DOYLE, JR. joined the Board on January 18, 2015. Until his retirement in 2008, Mr. Doyle served as a Managing Director and Regional Chief Credit Officer at Citigroup. Prior to that, he held managerial positions within the bank’s Global Portfolio Management, Corporate Finance, Acquisition Finance, Audit and Institutional Recovery Management units. Earlier in his career, Mr. Doyle served as a Marketing and Credit Officer with Bankers Trust Company. He currently serves as Treasurer and a member of the Board of Directors of the Great Bay Condominium Owners Association – Ritz Carlton Club, St. Thomas. In addition, since 2001 he has served as Managing Agent for DFP One, LLC, a family investment partnership. He earned a BA in Accounting from St. John’s University and an MBA in Finance from New York University.

BRETT H. FIALKOFF joined the Board on January 18, 2015. Mr. Fialkoff is currently Vice Chairman/Chief Operating Officer at Haskell Jewels, LLC, a leading designer, marketer and distributor of costume jewelry and watches. Since 2008, Mr. Fialkoff has also served as Head of Finance, Strategy, International, and Distribution for Haskell Jewels. Previously, Mr. Fialkoff was a founder and president of P2 Management, LLC, the management company for the Performance Partners, LP and Performance Partners LTD investment funds. Prior to founding P2 Management in 2003, Mr. Fialkoff was a member of the general partner of Performance Capital, LLC. Mr. Fialkoff is currently a Board Member of the Accessories Council and Bard College Alumnae Board of Governors. He was previously on the Board of Directors at Regent Energy and Sentigen Holdings. Mr. Fialkoff received a BA from Bard College.

BENJAMIN C. YOGEL joined the Board on August 25, 2011 and was appointed as Lead Director on June 12, 2013. Mr. Yogel is a Managing Partner and founder of MRC Capital Group. Prior to that, Mr. Yogel spent three years as an investment professional with Liberty Partners, a middle market buyout group. Mr. Yogel has played an integral role as part of deal teams executing leveraged buyout transactions, portfolio company sales, and strategic acquisitions for portfolio companies, leveraged recapitalizations and going-private transactions. Mr. Yogel is the Chairman of the Board of Directors of Frontera Investment, Inc. Mr. Yogel graduated from the University of Pennsylvania with a BA in Economics and has an MBA from Columbia Business School.

Information Concerning Executive Officers

The following sets forth certain information regarding our current executive officers who are not also directors.

Name	Age	Position(s) Held

William Drozdowski	52	Interim Chief Financial Officer
David Price	50	Chief Operating Officer
Robert S. Stec	60	President, Hampshire Brands

WILLIAM DROZDOWSKI joined the Company as Interim Chief Financial Officer in March 2015 pursuant to a Services Agreement between the Company and GRL Capital Advisors. Pursuant to the Services Agreement, GRL will provide the services of Mr. Drozdowski to serve as Interim Chief Financial Officer. Mr. Drozdowski brings more than 25 years of financial and operational experience to the Company. Over the past eight years, he has served as Interim Chief Financial Officer and/or Financial Advisor for thirteen of GRL Capital Advisors’ clients in the retail, wholesale, manufacturing and distribution industries, among others. Before joining GRL in 2006, Mr. Drozdowski was financial controller with Urban Brands, a leading women's specialty retailer with stores across the United States, Puerto Rico and the U.S. Virgin Islands. Before that he was the Director of Finance at Petrie Retail Inc., a major retailer of women's apparel that operated stores under a variety of names, including Petrie's, Winkelman's, Stuarts, M.J. Carroll, Rave, and G&G. Earlier in his career, Mr. Drozdowski served as Controller for Petrie Stores Corp. Mr. Drozdowski holds a BA in Accounting from William Paterson University.

DAVID PRICE was promoted to Chief Operating Officer of the Company, effective as of March 28, 2014. Prior to that, Mr. Price held the role of Senior Vice President of Operations since joining the Company in January of 2013. Mr. Price has 27 years of industry experience in manufacturing, merchandising, distribution, sourcing/procurement and operations. Prior to joining the Company, Mr. Price was Senior Vice President of Sourcing/Operations with Haggar Clothing Company from January 2009 to June 2012 and Senior Director of Sourcing/Merchandising with Aramark Uniform Services from May 2005 until January 2009. He also has held senior management positions with Cintas and Wrangler (VF Corporation).

ROBERT S. STEC joined the Company as President of the Hampshire Brands division in August 2012 with approximately 30 years of retail expertise which includes nearly a decade at VF Corporation where his portfolio of brands included Wrangler®, Jansport®, and Marithe + Francois Girbaud® brand and he assisted in launching additional niche brands. Prior to that, Mr. Stec was Chief Executive Officer of Lexington Home Brands, Inc. where he spearheaded the Company’s transformation from manufacturing to a consumer marketing-oriented company, shifting company product lines from unbranded to branded while securing licenses for top consumer brands.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, all reports which were required to be filed by our directors, executive officers and ten percent stockholders pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during 2014 were filed on a timely basis, except Messrs. David Price and Robert Siegel, a former director, each did not timely file a statement of changes in beneficial ownership of securities on Form 4 with respect to one transaction.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and directors. The text of the Code of Ethics and Business Conduct is posted on our website at www.hamp.com, is filed as an exhibit to our Annual Report on Form 10-K, and will be made available to stockholders without charge, upon request in writing to the Corporate Secretary at 114 W. 41st Street, New York, New York 10036. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics and Business Conduct that apply to our directors and principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Audit Committee and Financial Expert

The Board of Directors has established an Audit Committee. The current members of this committee are: Mr. Doyle, Chairman, Mr. Fialkoff and Mr. Yogel. The Board has determined that Mr. Yogel is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth information regarding compensation of our principal executive officer and certain of our other executive officers during 2014 and 2013, including our Chief Executive Officer. We refer to these individuals throughout this Annual Report on Form 10-K as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Paul M. Buxbaum,	2014	—	—	—	—	—
Chairman of the Board, President and Chief Executive Officer(2)	2013	—	—	2,580,800	10,000	2,590,800

David L. Gren	2014	452,831	—	—	3,745	456,576
President and General Manager of Rio Garment and President of Hampshire International(3)	2013	477,383	6,231	—	9,616	493,230

David Price(4)	2014	359,077	100,000	—	—	459,077
Chief Operating Officer	2013	175,673	12,500	113,375	14,445	315,393

Robert S. Stec	2014	350,000	—	—	4,903	354,903
President, Hampshire Brands	2013	350,000	—	—	7,331	357,331

(1)

These amounts represent the grant-date fair value of option awards granted to each named executive officer in the year ended December 31, 2014 or 2013 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation.” A discussion of the assumptions used in determining grant date fair value may be found in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. This calculation is based upon rules of the SEC and is required to be included in this table even though this amount may not have been received or realized by the named executive officers during the year granted. For example, Mr. Buxbaum’s option award in 2013 was not exercisable during 2013 and the exercise prices of the options were above the closing price of our common stock on December 31, 2014. We did not grant any stock awards in 2013 or 2014 to our named executive officers.

(2)

Mr. Buxbaum became Chief Executive Officer of the Company on January 15, 2013 and President on March 12, 2013. As discussed in more detail below, Mr. Buxbaum was compensated for his services to the Company during 2013 and 2014 primarily pursuant to agreements between the Company and the Buxbaum Group. The provisions of the agreements with the Buxbaum Group, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence - Agreements with the Buxbaum Group below, establish the payments and benefits to which the Buxbaum Group is entitled as consideration for providing the services set forth therein; however, the allocation of any revenues of the Buxbaum Group among its principals and employees is not set forth in such agreements or determined by means of any process in which the Company participates. In connection with his provision of services to the Company pursuant to such agreements, the actual amount of compensation received by Mr. Buxbaum is determined in the sole discretion of the Buxbaum Group and without the Company’s knowledge. Prior to his appointment as Chief Executive Officer, Mr. Buxbaum received director fees of $10,000 in his capacity as a non-employee director for the first quarter of 2013, which amount is reflected in “All Other Compensation.”

(3)	Mr. Gren resigned as President of Hampshire International in May 2015. See “Item 13. Certain Relationships and Related Transactions, and Director Independence -– Agreement to Sell Rio Garment.”

(4)	Mr. Price was promoted to Chief Operating Officer of the Company effective as of March 28, 2014 and was not a named executive officer prior to 2014.

Narrative Disclosure Relating to Summary Compensation Table

Buxbaum Stock Option Grant

On July 17, 2013, the Compensation Committee of the Board of Directors of the Company granted a total of 1,000,000 non-qualified options to purchase the Company’s common stock to Mr. Buxbaum under the Stock Plan (the “Option Grant”).

The exercise prices of the options under the Option Grant are as follows:

●	250,000 options have an exercise price of $4.50 per share;
●	250,000 options have an exercise price of $6.75 per share;
●	150,000 options have an exercise price of $9.00 per share;
●	125,000 options have an exercise price of $11.25 per share;
●	125,000 options have an exercise price of $13.50 per share; and,
●	100,000 options have an exercise price of $15.75 per share.

The options will expire on June 30, 2023, unless terminated sooner in accordance with the terms of the Stock Plan.

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

The Compensation Committee reserves the right to adjust the Adjusted EBITDA thresholds set forth above to reflect sales and other dispositions of the assets of the Company that occur after the date of grant.

Generally, unvested options will be subject to forfeiture upon Mr. Buxbaum’s termination with the Company for any reason. Notwithstanding the foregoing, in the event of Mr. Buxbaum’s termination with the Company prior to the expiration date for any reason other than by the Company for cause, as defined in the Stock Plan, and if, for the twelve months ended as of the anniversary of the date of grant following such termination, the Company achieves trailing twelve months Adjusted EBITDA at a level that would have, in the absence of such termination, resulted in the vesting of additional options pursuant to the vesting schedule above, such additional options will become vested options and will remain exercisable until the earlier of the expiration date and the date that is 90 days after the anniversary of the date of grant following such termination.

Gren Employment Agreement

Mr. Gren’s employment with us during 2014 was governed by the terms of an employment agreement dated June 13, 2011, which was amended and restated on July 25, 2013. Under the amended agreement, Mr. Gren continued to serve as President and General Manager of Rio Garment and President of Hampshire International during 2014. Mr. Gren is entitled to an annual base salary of $479,000 under the amended agreement and is eligible for an annual incentive bonus award determined by our Compensation Committee in respect of each fiscal year (with a target bonus of 50% of his base salary and a maximum bonus of 150% of his base salary). Mr. Gren’s annual salary was reduced from $479,000 to $425,000 on June 27, 2014. In connection with the agreement to sell Rio Garment, in May 2015, Mr. Gren resigned as an employee of the Company and Hampshire International and released the Company and Hampshire International from its obligation under the employment agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence -– Agreement to Sell Rio Garment.”

Price Employment Agreement

Mr. Price’s employment with us during 2014 was governed by the terms of an employment agreement dated June 1, 2013. Mr. Price currently serves as Chief Operating Officer. Under the agreement, Mr. Price was entitled to an annual base salary of $315,000, subsequently increased to $375,000 in March 2014. Mr. Price is eligible for an annual incentive bonus award determined by our Compensation Committee in respect of each fiscal year (with a target bonus of up to 50% of his base salary) and was also eligible for certain additional bonuses in 2013 and 2014. The employment agreement provides, subject to the execution of a release of claims, for the following severance benefits upon a termination of employment by the Company (other than for cause or due to Mr. Price’s death or disability) or by Mr. Price for good reason: (i) continuation of his then current base salary for a period of six months, payable pursuant to our customary payroll practices, and (ii) continued participation in the Company’s health plan for such period. Mr. Price has agreed to a non-competition covenant during his employment and for a period of six months following any termination of his employment. Mr. Price has agreed not to solicit any of our customers or personnel during his employment and for a period of twelve months following any termination of his employment. In addition, Mr. Price has also agreed to customary confidentiality restrictions for an indefinite period following any termination of his employment.

Stec Employment Agreement

Mr. Stec’s employment with us during 2014 was governed by the terms of an employment agreement dated August 13, 2012, pursuant to which Mr. Stec serves as President of Hampshire Brands. Under the agreement, Mr. Stec is entitled to an annual base salary of $350,000 and is eligible for an annual incentive bonus award determined by our Compensation Committee in respect of each fiscal year. The annual incentive bonus is subject to Mr. Stec’s continuous employment through the payment date. The employment agreement provides, subject to the execution of a release of claims, for continuation of his then current base salary for a period of six months, payable pursuant to our customary payroll practices, upon termination of employment by the Company (other than for cause or due to Mr. Stec’s death or disability). Mr. Stec has agreed to a non-competition covenant during his employment and for a period of 12 months following any termination of his employment. Mr. Stec has also agreed not to solicit any of our customers or personnel during his employment and for a period of 24 months following any termination of his employment. In addition, Mr. Stec has also agreed to customary confidentiality restrictions for an indefinite period following any termination of his employment.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning equity awards that were outstanding as of December 31, 2014 for each of our named executive officers. There were no stock awards outstanding as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul M. Buxbaum(1)	10,125	3,375	2.05	3/30/2022
	50,000	200,000	4.50	6/30/2023
	50,000	200,000	6.75	6/30/2023
	30,000	120,000	9.00	6/30/2023
	25,000	100,000	11.25	6/30/2023
	25,000	100,000	13.50	6/30/2023
	20,000	80,000	15.75	6/30/2023
David L. Gren(2)	67,500	22,500	2.05	3/30/2022
David Price(3)	12,500	37,500	3.15	6/11/2023
Robert S. Stec(2)	67,500	22,500	3.48	8/13/2022

(1)

Mr. Buxbaum was granted 13,500 stock options on March 30, 2012. Twenty-five percent (25%) of such options vested and became exercisable on December 31st of each of 2012, 2013 and 2014, and another twenty-five percent (25%) will vest and become exercisable on December 31st of 2015. Mr. Buxbaum was granted an aggregate of 1,000,000 stock options on July 17, 2013 with exercise prices ranging from $4.50 per share to $15.75 per share. Twenty percent (20%) of such options vested and became exercisable on July 17, 2014 and another twenty percent (20%) will vest and become exercisable on July 17th of each of 2015, 2016, 2017 and 2018, or if earlier, upon achievement by the Company of the applicable Adjusted EBITDA targets.

(2)

Of the original grant of 90,000 stock options, twenty-five percent (25%) vested and became exercisable on December 31st of each of 2012, 2013 and 2014 and another twenty-five percent (25%) will vest and become exercisable on December 31st of 2015.

(3)

Of the original grant of 50,000 stock options, twenty-five percent (25%) vested and became exercisable on June 12, 2014 and another twenty-five percent (25%) will vest and become exercisable on June 12th of each of 2015, 2016 and 2017.

Stock Plan

The Stock Plan is designed to assist us in attracting, retaining, motivating and rewarding key employees, officers, directors and consultants, and promoting the creation of long term value for stockholders of the Company by closely aligning the interests of these individuals with those of our stockholders. The Stock Plan permits us to award eligible persons nonqualified stock options, restricted stock and other stock-based awards. In connection with the adoption of the Stock Plan, the Board authorized 880,000 shares of common stock under the Stock Plan.

On July 17, 2013, the Board of Directors adopted an amendment to the Stock Plan to increase the total number of shares of the Company’s common stock available for issuance under the Stock Plan by 1,000,000 shares. As a result of the amendment, the total number of shares of the Company’s common stock authorized for issuance under the Stock Plan is 1,880,000 shares. As of December 1, 2015, there were 302,689 shares of common stock available for issuance as awards under the Stock Plan.

Director Compensation

The following table sets forth a summary of our non-employee directors’ compensation in 2014:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Bobby Melnick(3)	40,000	-	-	40,000
Robert C. Siegel(4)	40,000	-	-	40,000
Frank Tworecke(5)	40,000	-	-	40,000
Benjamin C. Yogel	40,000	-	-	40,000

(1)

Includes director fees which certain directors elected to have paid, in whole or in part, in shares of common stock pursuant to the Non-Employee Directors Stock Fee Election Program, as follows: Mr. Melnick –11,908 shares ($40,000); Mr. Siegel – 5,954 shares ($20,000); Mr. Tworecke – 8,460 shares ($30,000); and Mr. Yogel – 11,908 shares ($40,000). See “Non-Employee Directors Stock Fee Election Program.”

(2)

No option awards were granted to the named directors in the year ended December 31, 2014. As of December 31, 2014, the number of stock option awards held by the named directors was: Mr. Melnick – 13,000; Mr. Siegel – 5,750; Mr. Tworecke – 13,000; and Mr. Yogel – 13,500. Except as described in note (1) above, no stock awards were granted to the named directors.

(3)

Mr. Melnick received no direct compensation for service as a director. All of Mr. Melnick’s director compensation was paid to Terrier Partners L.P., the investment partnership Mr. Melnick operates as managing member of B-Doggy LLC, the fund’s general partner. Mr. Melnick disclaimed beneficial interest in any director compensation. Mr. Melnick resigned as a director on March 2, 2015.

(4)	Mr. Siegel resigned as a director on December 8, 2014.

(5)	Mr. Tworecke resigned as a director on February 24, 2015.

Narrative to Director Compensation Table

Our non-employee directors receive annual director fees of $40,000, payable in quarterly installments in cash and/or shares of common stock under the Non-Employee Directors Stock Fee Election Program. Such fees were paid quarterly and were earned pro rata based on the period that the respective positions were held. No fees are paid to employee directors.

The Compensation Committee typically awards an initial grant of stock options to new directors in amounts determined by the Compensation Committee. To date, the Compensation Committee has not made any such grants to Messrs. Doyle or Fialkoff.

We reimburse our directors for out-of-pocket expenses associated with attendance at the meetings of the Board and its Committees. Non-employee directors do not receive any additional compensation for their services as directors.

Non-Employee Directors Stock Fee Election Program

In September 2013, the Board of Directors approved the Non-Employee Directors Stock Fee Election Program, referred to as the “Program,” as an award under the Stock Plan. The Program, as amended, gives each non-employee director the right under the Stock Plan to elect to have some or all of such director’s quarterly director fees paid in common stock rather than cash. The minimum amount that can be the subject of such election by a director is 25% of such director’s quarterly director fees. The shares to be issued are valued based on the weighted average of the sale prices of the common stock, as reported on the OTC Market for the last ten trading days of the calendar quarter preceding the calendar quarter when the quarterly director fees are paid. The number of shares that to be issued for any such quarterly director fee with respect to which an election is in effect is equal to the amount of the election divided by the applicable weighted average sale price. Any fractional share is rounded up or down to the nearest whole share. That portion of the quarterly director fees for which no election is in effect is paid in cash. The shares so issued are deemed fully vested as of the quarterly payment date.

Effective as of August 10, 2015, the Board amended the Program to limit the number of shares that can be issued to a director for any calendar quarter to 0.1% of the outstanding stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning ownership of our common stock by:

●	our directors;
●	our named executive officers;
●	all of our current directors and executive officers as a group; and
●	those persons known by our management to own beneficially more than 5% of our outstanding common stock.

According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.

Such information is provided as of November 1, 2015. The percentage of ownership is based on 8,769,223 shares of common stock issued and outstanding as of November 1, 2015. Unless otherwise indicated, the address of each beneficial owner is c/o Hampshire Group, Limited, 114 W. 41st Street, New York, New York 10036.

Directors and Executive Officers	Shares(1)	Percent
Paul M. Buxbaum(2)(3)	1,971,471	21.5
Thomas J. Doyle, Jr.	88,478	1.0
William Drozdowski	—	*
Brett H. Fialkoff(4)	187,608	2.1
David L. Gren(3)(5)	1,004,973	11.5
David Price	33,290	*
Robert S. Stec	90,000	1.0
Benjamin C. Yogel(3)	458,531	5.2
All directors and executive officers as a group (8 persons) (1)(3)	3,834,351	41.2

Other Stockholders
Invesco Ltd. - 1555 Peachtree Street N.E., Atlanta, GA 30309 (6)	1,087,224	12.4
Fidelity Low Price Stock Fund – 82 Devonshire Street, Boston, MA 02109 (7)	920,000	10.5
Terrier Partners L.P. – 400 E. 89th Street, New York, NY 10128 (8)	801,405	9.1
Wynnefield Partners - 450 Seventh Avenue, Suite 509, New York, NY 10123 (9)	705,934	8.1
Cannell Capital LLC - 150 East Hansen Avenue, P.O. Box 3459, Jackson, WY 83001(10)	577,587	6.6

_______________________

* - Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	In the case of the Company’s directors and executive officers, includes the following shares subject to stock options that are exercisable within 60 days of November 1, 2015:

Name	Number of Shares Subject to Option
Paul M. Buxbaum	413,500
Thomas J. Doyle, Jr.	-
William Drozdowski	-
Brett H. Fialkoff	-
David L. Gren	-
David Price	25,000
Robert S. Stec	90,000
Benjamin C. Yogel	13,500
All directors and executive officers as a group (8 persons)	542,000

(2)	Includes 1,524,971 shares held in a revocable trust established by Mr. Buxbaum.

(3)

Includes, in the case of Mr. Buxbaum, 33,000 shares of common stock owned by BGY III, LLC, which are subject to distribution to each of Mr. Buxbaum, Mr. Gren and YIH III, LLC (each of whom are members of BGY II, LLC, which owns all of the limited liability interests of BGY III) pursuant to the terms of a distribution agreement among the parties. Mr. Yogel controls YIH III, LLC. According to a Schedule 13D/A filed with the SEC on December 20, 2013 by BGY II, LLC, Mr. Buxbaum possesses shared voting and dispositive power through BGY II, LLC with respect to these shares, and neither Mr. Gren nor YIH III, LLC has the power to affect the manner in which these shares may be voted or disposed. See Item 13. Certain Relationships and Related Transactions, and Director Independence - Acquisition of Rio Garment.

(4)

Includes (i) 1,900 shares held by Mr. Fialkoff as UTMA custodian for daughter over which he has sole voting and dispositive authority, and (ii) 1,500 shares held by Mr. Fialkoff’s wife as UTMA custodian for daughter over which she has sole voting and dispositive authority. Mr. Fialkoff disclaims beneficial ownership of all of these shares.

(5)

Mr. Gren has pledged these shares in connection with certain indebtedness, including to the Company in connection with the sale of Rio. See Item 13. Certain Relationships and Related Transactions, and Director Independence – Sale of Rio Garment.

(6)

Based solely upon a Schedule 13G filed with the SEC on February 17, 2015 by Invesco Ltd., on behalf of itself and its subsidiaries. According to the Schedule 13G, Invesco Ltd. possesses sole voting and dispositive power with respect to these shares.

(6)

Based solely upon a Schedule 13G/A filed with the SEC on September 10, 2013. According to the Schedule 13G/A, Edward C. Johnson III and FMR LLC, through their control of Fidelity Management & Research Company, each have sole power to dispose of the shares owned by FMR LLC Funds, which includes Fidelity Low Price Stock Fund, but do not have or share voting power with respect to the shares, which powers reside with the Funds’ Board of Trustees.

(8)	Based in part upon a Schedule 13D/A filed with the SEC on April 24, 2012 by Terrier Partners L.P.

(9)

Based solely upon a Schedule 13D/A filed with the SEC on November 29, 2012 by Wynnefield Partners Small Cap Value, L.P. I., Wynnefield Partners Small Cap Value L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc. Profit Sharing Plan, Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus and Joshua Landes. According to the Schedule 13D/A, such persons in the aggregate possess sole voting and dispositive power with respect to these shares.

(10)

Based solely upon a Schedule 13G filed with the SEC on February 13, 2015 by J. Carlo Cannell and Cannell Capital LLC. According to the Schedule 13G, J. Carlo Cannell and Cannell Capital LLC share voting and dispositive power with respect to these shares.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding securities to be issued upon exercise of outstanding stock options and securities remaining available for issuance under our equity compensation plan. The 2009 Plan is the only compensation plan with shares authorized.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	None	N/A	None
Equity compensation plans not approved by stockholders	1,384,750	$7.15	364,615
Total	1,384,750	$7.15	364,615

See Item 8. Financial Statements and Supplementary Data, Note 14 – Stock Plans, Incentive Plan and Retirement Savings Plan for additional information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Current rules define a related party transaction to include any transaction, arrangement or relationship in which the company is a participant and in which any of the following persons has or will have a direct or indirect interest:

(a)	An executive officer, director or director nominee of the company;

(b)	Any person who is known to be the beneficial owner of more than 5% of the company’s common stock;

(c)

Any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company’s common stock; or

(d)

Any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

The Audit Committee Charter provides that the Audit Committee must approve all related party transactions entered into by the Company with any of our directors or executive officers.

In March 2015, the Board has adopted written policies and procedures regarding approval of transactions between the Company and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of Regulation S-K. Under these policies, a majority of the disinterested members of the Audit Committee must approve any transaction between the Company and any related party that is expected to involve more than $25,000, except that any employment of an immediate family member requires approval regardless of the amount of compensation involved. If a majority of the members of the Audit Committee are interested in the proposed transaction, then the transaction must be approved by a majority of the disinterested members of the Board (excluding directors who are employees of the Company). In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Agreements with the Buxbaum Group

On January 28, 2013, the Company entered into a letter agreement (the “Letter Agreement”) with Buxbaum Holdings, Inc., d/b/a the Buxbaum Group (“Buxbaum Group”). Pursuant to the Letter Agreement, as amended, the Buxbaum Group provided certain restructuring and advisory consulting services, including providing the services of Paul Buxbaum to serve as the Company’s Chief Executive Officer, in exchange for a fee of $75,000 per month during the period commencing on January 16, 2013 and ending on July 16, 2013. Mr. Buxbaum was not entitled to any direct compensation from the Company in respect of his service as the Company’s Chief Executive Officer. During the year ended December 31, 2013, the Company incurred $412,500 in advisory consulting services to the Buxbaum Group pursuant to the Letter Agreement.

On July 18, 2013, the Company entered into a Management Agreement (the “Management Agreement”) with the Buxbaum Group. The Management Agreement replaced the Letter Agreement. Pursuant to the Management Agreement, the Buxbaum Group provides management, advisory and consulting services to the Company, solely through Mr. Buxbaum. Mr. Buxbaum consults with the Board of Directors of the Company and management of the Company and its subsidiaries in such manner and on such business and financial matters as may be reasonably requested from time to time by the Board, including but not limited to: (i) supervising the operations of the Company and its subsidiaries in accordance with policies established by the Board and usual and customary standards of efficient operation and maintenance; (ii) assisting in the preparation of operating budgets and business plans; (iii) advising and assisting the Company and its subsidiaries regarding their corporate and financial structure; (iv) advising and assisting the Company and its subsidiaries in formulating long-term business strategies; (v) advising and assisting the Company in securing equity and/or debt financing and negotiating and structuring the terms of such financing; (vi) assisting the Company and its subsidiaries with controlled mergers and acquisitions with, and of, third party entities; and (vii) responding to Board requests concerning, and perform any other management services incidental to, the foregoing, or any other management or advisory services reasonably requested by the Board from time to time and to which the Buxbaum Group agrees.

Pursuant to the Management Agreement, Mr. Buxbaum, serves as Chairman of the Board, President and Chief Executive Officer of the Company (together with such other position or positions consistent with Mr. Buxbaum’s title as the Board and Mr. Buxbaum agree from time to time) and has such duties and responsibilities commensurate with such title. If requested, Mr. Buxbaum will serve as an officer and/or director of any other member of the Company and its subsidiaries, in each case without additional compensation.

The term of the Management Agreement commenced on July 16, 2013 and, unless terminated sooner as provided in the Management Agreement, currently will continue through the period ending on the close of business on December 31, 2015. Thereafter, the term will be automatically extended, without further action by the Company or the Buxbaum Group, by one additional year, first on the expiration of the initial term, and then on each subsequent anniversary thereafter, unless, not less than 60 days prior to the end of the term (including any extension thereof), either the Buxbaum Group or the Company will have notified the other in writing of its intention not to further extend the term.

The Buxbaum Group is paid an annual fee of $450,000 under the Management Agreement. During the years ended December 31 2014 and 2013, the Company incurred $450,000 and $225,000, respectively, in consulting fees to the Buxbaum Group pursuant to the Management Agreement. In addition, the Buxbaum Group is eligible to receive an annual incentive fee determined in the sole discretion of the Compensation Committee of the Board. Mr. Buxbaum is entitled to receive such equity awards as the Compensation Committee of the Board may determine in its sole discretion from time to time.

Either party may terminate the Management Agreement at any time upon not less than ten days written notice by one party to the other party; provided, however, that either party may terminate the Management Agreement effective immediately upon written notice to the other party, if such other party is in breach of the Management Agreement. Upon termination of the Management Agreement by the Company without Cause (as defined in the Management Agreement), or upon termination of the Management Agreement by the Buxbaum Group for Good Reason (as defined in the Management Agreement), the Buxbaum Group will be entitled to the annual fee, and reimbursement for the cost of all medical benefits for Mr. Buxbaum and his family, for a period of three months after the date of termination of the Management Agreement.

“Cause” is defined in the Management Agreement with respect to Mr. Buxbaum to mean (1) the conviction or plea of guilty or nolo contendere with respect to a felony (other than a DUI or similar felony), or the commission of a crime involving moral turpitude, or the commission of any other material act or omission involving misappropriation, embezzlement, dishonesty or fraud with respect to the Company; (2) the substantial and repeated failure to perform the duties prescribed to him by the Buxbaum Group consistent with the Management Agreement as reasonably directed in writing by the Company’s Board of Directors with reasonable specificity continuing beyond 30 days’ prior written notice of such failure (which notice shall set forth in reasonable detail the facts or circumstances constituting such failure); (3) willful misconduct or breach of fiduciary duty with respect to the Company; or (4) any other material breach of the Management Agreement which is not cured (to the extent curable) within thirty (30) days after written notice thereof to the Buxbaum Group (which notice shall set forth in reasonable specificity the facts or circumstances constituting or giving rise to such breach).

“Good Reason” is defined in the Management Agreement to mean any material breach by the Company of the Management Agreement; provided a written notice must be delivered to the Company and the Company will have 30 days after the receipt of such notice during which the Company may cure the occurrence giving rise to the claim for Good Reason termination.

Mr. Buxbaum agreed to a non-competition covenant during the term of the Management Agreement and for a period of three months following any termination of the term of the Management Agreement. Mr. Buxbaum also agreed not to solicit any of the Company’s customers or personnel during the Management Agreement and for a period of one year following any termination of the Management Agreement. In addition, the Buxbaum Group and Mr. Buxbaum also agreed to customary confidentiality restrictions for an indefinite period following any termination of the Management Agreement.

Mr. Buxbaum is required to submit to the Board all business, commercial and investment opportunities or offers presented or otherwise made available to the Buxbaum Group or Mr. Buxbaum at any time during the term of the Management Agreement that relate to the business of the Company. If the Board does not pursue such opportunity or offer, Mr. Buxbaum and/or the Buxbaum Group will be permitted to pursue the opportunity and such pursuit shall not be deemed a breach of the Buxbaum Group’s or Mr. Buxbaum’s duties to the Company (including without limitation any fiduciary duties). The Company acknowledged that from time to time Mr. Buxbaum provides consulting services to certain companies referenced in the Management Agreement (the “Consulting Companies”). Notwithstanding the covenants of Mr. Buxbaum and/or the Buxbaum Group set forth in the Management Agreement, the Company agreed in the Management Agreement that Mr. Buxbaum and/or the Buxbaum Group may continue to provide consulting services to such Consulting Companies and such services will not be a breach of the Management Agreement. In the event that Mr. Buxbaum and/or the Buxbaum Group desires to provide consulting services to any party not referenced in the Management Agreement, Mr. Buxbaum and the Buxbaum Group will obtain the Board’s prior written consent.

The Company will provide coverage to Mr. Buxbaum in his capacity as a director and officer under the Company’s directors and officers liability insurance policy. The Company will use its commercially reasonable efforts to have the Buxbaum Group named as an insured under the policy.

Advances by Buxbaum Group

On December 23, 2013, on behalf of the Company, the Buxbaum Group remitted $120,000 to, one of the Company’s vendors. The Company repaid this $120,000 liability to the Buxbaum Group on January 7, 2014.

Acquisition of Rio Garment

On August 25, 2011, pursuant to the terms of an Agreement and Plan of Merger, dated as of June 13, 2011, the Company paid to a representative of the equity holders of Rio Garment, on their behalf, a total of $7.0 million in cash, $3.5 million of which was deposited into an escrow account pending certain post-closing purchase price adjustments. Additionally, at closing, the Company issued to the equity holders’ representative an aggregate of $2.6 million of our common stock and held back an additional $6.5 million of our common stock for potential post-closing purchase price adjustments and indemnification claims. The equity holders of Rio Garment consisted of (i) our current Chairman of the Board, President and Chief Executive Officer and greater than 5% stockholder, Mr. Buxbaum, (ii) our current lead director and greater than 5% stockholder, Mr. Yogel (through YIH III, an affiliate of Mr. Yogel), and (iii) the current president of Rio Garment and greater than 5% stockholder, Mr. Gren, although none of those individuals was associated with the Company at the time of the merger.

During 2012, in respect of a net working capital purchase price adjustment, approximately $1.4 million of the escrowed amount was paid to the equity holders’ representative and approximately $0.3 million was released to the Company pursuant to the terms of the Agreement and Plan of Merger. An additional $1.8 million of the escrowed amount was paid to the equity holders relating to Rio Garment’s 2011 “Adjusted EBITDA,” as determined in accordance with the Agreement and Plan of Merger.

Also, an additional installment of purchase price which included contingent consideration in the amount of approximately $6.5 million was to be paid to the sellers based on post-closing purchase price adjustments in accordance with the Agreement and Plan of Merger. As a result of Rio Garment’s 2011 Adjusted EBITDA multiplied by three equaling or exceeding $23.0 million and the release of certain shares previously being held back in connection with potential tax indemnification claims, during 2012, the Company issued to a representative of the equity holders a total of $3.0 million of our common stock pursuant to the terms of the Agreement and Plan of Merger. The remaining recorded value of the contingent consideration of $3.5 million approximated fair value at December 31, 2012.

On April 5, 2013, the Company and the former Rio Garment equity holders entered into an Amendment to the Agreement and Plan of Merger, originally dated as of June 13, 2011, as amended on August 15, 2011, August 25, 2011, March 7, 2013 and April 1, 2013. The Amendment to the Agreement and Plan of Merger provided that, among other things, the approximately $3.0 million of contingent consideration which was originally due to the former Rio Garment equity holders within 10 days of the 18 month anniversary of the closing date would be paid no later than the earlier of August 26, 2014 or within five days of an ownership change as defined by Internal Revenue Code Section 382. The Amendment to the Agreement and Plan of Merger also provided that the release of an additional $0.5 million of consideration, which remained contingent upon the absence of certain tax indemnification claims by the Company, would be made no later than the earlier of (i) August 26, 2014 or (ii) the later of (x) September 4, 2013 or (y) within 5 days of an ownership change as defined by Internal Revenue Code Section 382.

On July 15, 2013, following an examination of trading activity in the Company’s common stock and certain other corporate actions, the Board determined that on March 7, 2013, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code. As a result, in the third quarter of 2013, the Company issued to the representative of the former Rio Garment equity holders a total of $3.5 million of common stock (959,429 newly-issued shares) for this contingent consideration.

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

Sale of Rio Garment

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, the Company sold the stock of Rio to Rio Asset Holdco, LLC and Rio Asset Holdings, LLC (collectively, the “Rio Buyers”), a group headed by David Gren. Mr. Gren was an executive officer of the Company until his resignation in May 2015 in connection with the sale and remains as president of Rio. Mr. Gren is the holder of approximately 11.5% of the Company’s common stock.

For financial reporting purposes, the sale of Rio will be deemed to have occurred effective as of the close of business on April 10, 2015 (the “Rio Effective Date”) to the fullest extent permitted by applicable law.

Under the Rio Agreement, the Rio Buyers purchased all of the stock of Rio for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer to the Company accounts receivable in existence as of the Rio Effective Date and certain other assets of Rio totaling approximately $5.1 million and caused Rio to assume approximately $3.2 million in certain liabilities. In addition to the deferred purchase price of $1.0 million, Rio is also responsible for repayment of certain Rio expenses paid by the Company totaling approximately $381,000, of which $274,000 is payable pursuant to a promissory note of Rio and the balance of $107,000 is payable from the proceeds of certain receivables of Rio. The promissory note bears interest at a rate equal to the Company’s cost of capital from its senior lender and is payable in 12 equal monthly installments of principal, with interest, beginning on October 1, 2015.

Mr. Gren and his wife guaranteed all of the obligations of Rio and the Rio Buyers under the Rio Agreement. Further, Mr. Gren pledged all of his stock of the Company to secure his obligations under the guaranty.

In connection with amendment of the Rio on May 14, 2015, the Company and Mr. Gren entered into a Mutual Release Agreement, under which:

●	Mr. Gren resigned as an officer and employee of the Hampshire companies effective as of May 8, 2015;

●	The parties agreed to a termination of Mr. Gren’s employment agreement and the release of the Company and Hampshire International of their obligations under the employment agreement;

●	The Company agreed to pay Mr. Gren a severance payment of $5,000 as well as salary, vacation and sick pay through the effective date; and

●	The parties entered into mutual releases.

In connection with the Mutual Release Agreement, the Company and Pure Fresh Coast LLC, a company affiliated with Mr. Gren, entered into Consulting Agreement to provide certain advices with respect to Rio through the later of August 15, 2015 or the closing or termination of the Stock Purchase Agreement. The Company paid a consulting fee of $70,000 in three monthly installments that began on June 15, 2015.

Amended and Restated Voting Agreement

Pursuant to an Amended and Restated Voting Agreement, dated as of April 5, 2013, by and among Mr. Buxbaum, Mr. Yogel (through YIH III, an affiliate of Mr. Yogel), Mr. Gren, BGY II, LLC (collectively, the “Rio Stockholders”) and the Company, the Rio Stockholders must, upon the request of the Company, but only with respect to a certain specified percentage of their shares (the “Subject Shares”) (i) appear at the annual meetings of the Company’s stockholders, or cause such Subject Shares to be counted as present for the purposes of establishing a quorum at such meeting and (ii) vote, or cause to be voted, all of such Subject Shares in favor of each nominee to the Company’s Board that is nominated for election by the Nominating Committee of the Board (or by any successor committee thereto or by the Board), which includes each of the director nominees set forth in Proposal 1 of this Proxy Statement.

Under the Amended and Restated Voting Agreement, the Rio Stockholders have appointed the Company as attorney-in-fact with full power of substitution for and on behalf of each such Rio Stockholder to, with respect to the Subject Shares (i) attend any and all meetings of the stockholders of the Company and to be counted as present thereat, (ii) vote, express consent or dissent or otherwise act on and behalf of such Rio Stockholder, and (iii) grant or withhold all written consents at any and all meetings of the Company’s stockholders or in connection with any action sought to be taken by written consent without a meeting, in each case with respect to the matters set forth in the above paragraph.

The Amended and Restated Voting Agreement terminated automatically on August 25, 2015.

Stockholder Rights Agreement

The Company and the Rio Stockholders are also each party to a Stockholder Rights Agreement, dated as of August 25, 2011, as amended on April 5, 2013, under which the Board of the Company is currently obligated, among other things, to take such action as may be necessary to nominate two members of the Board that are designated by certain of the Rio Stockholders. Such nominees, with respect to the election of directors to occur at the 2015 Annual Meeting, are Mr. Buxbaum and Mr. Yogel. In addition, the Rio Stockholders have the right to have one of their designees on each committee of the Board, subject to certain limitations. That designee is Mr. Yogel.

Screen Printing Services

The Company paid approximately $0.2 million and $0.8 million for screen printing services to Deep South Holding Company, a vendor of which Mr. Gren is a 50% owner and Vice President, for the years ended December 31, 2014 and 2013, respectively. Accounts payable to this vendor were $3,000 and $28,000 as of December 31, 2014 and 2013, respectively.

Gramicci License Agreement

On July 1, 2014, the Company entered into a license agreement (the “License Agreement”) with Sole Assets Holdings, Inc., a company owned by Mr. Buxbaum which does business under the name Gramicci (“Gramicci”). Pursuant to the License Agreement, Gramicci granted to the Company licensing rights to design, develop and produce Gramicci brand men’s and women’s apparel, which is sold to retailers, as well as through its ecommerce website.

In consideration of these licensing rights, the Company agreed to pay to Gramicci annually, within 30 days after the completion of the Company’s annual audit, a sales royalty equal to the lesser of: (i) 4% of net sales (as defined in the License Agreement) during each fiscal calendar year (or partial fiscal year, as applicable) of the License Agreement, or (ii) 20% of Adjusted EBITDA (as defined in the License Agreement). There were no royalties earned for the year ended December 31, 2014.

Additionally, the Company agreed to assume all of Gramicci’s rights and obligations under a distributor agreement during the term of the License Agreement; to reimburse Gramicci for any rents and operational expenses paid by Gramicci during the term of the License Agreement in connection with Gramicci’s lease and operation of its office; to assume all of Gramicci’s obligations for the Fall 2014 line of licensed products, including the fulfillment of all current purchase orders for such products; and to purchase certain of Gramicci’s existing inventory for an amount equal to invoice cost plus freight.

In 2014, the Company reimbursed Gramicci approximately $1.39 million for purchases of apparel inventory at cost and $12,500 for rent.

The License Agreement also contained other terms typical of transactions of this type, including representations and warranties, indemnification, covenants, events of default and termination.

On April 27, 2015, the Company announced that it had entered into an agreement with Gramicci to terminate the License Agreement, effective February 28, 2015 (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, the parties agreed that at the termination of the License Agreement, the Company had an outstanding payable to Gramicci of approximately $118,000. The Company agreed to pay this amount to Gramicci prior to March 1, 2020, subject to independent audit verification.

Under the Termination Agreement, the Company is also responsible for:

●	paying the salaries and benefits of certain Gramicci employees through March 13, 2015, which aggregated $88,800;

●	paying the Gramicci monthly rent of approximately $5,000 for space occupied by the Company’s James Campbell business at Gramicci’s office;

●	fulfilling certain purchase orders that Company received prior to the termination effective date; and,

●

assisting the Gramicci (subject to Gramicci reimbursing Company for any out-of-pocket expenses) with and allow Gramicci to collect revenue (i.e., accounts receivable) arising from or related to the License Agreement.

Obligations that the Gramicci is responsible for include:

●	assuming all rights and obligations with respect to all current and future sales orders related to products covered by the License Agreement, effective March 1, 2015, except as otherwise noted;

●	assuming all costs associated with Spring 2015 samples; and

●	using its best efforts to sell-off Fall ’14 samples and promptly remit proceeds to Company net of out-of-pocket expenses.

In 2015, through October 31, 2015, the Company reimbursed Gramicci approximately $139,000 for purchases of apparel inventory at cost and $30,000 for rent.

As part of the License termination, Gramicci disclosed to the Company that Gramicci is involved in ongoing negotiations to renew third party licenses related to the trademarks at issue in the license Agreement, enter into new third party licenses related to the trademarks at issue in the license Agreement, and/or sell the trademarks at issue in the license Agreement.

Brandon Buxbaum Employment

In connection with the Gramicci License Agreement, the Company hired Brandon Buxbaum in, the son of Mr. Buxbaum on July 1, 2014, as an operations manager for Gramicci at an annual salary of $100,000 plus benefits, which primarily consisted of health care insurance and paid time off. Mr. Brandon Buxbaum received salary payments of approximately $47,700 and $29,500 in 2014 and 2015, respectively. In connection with the termination of the Gramicci license, Mr. Brandon Buxbaum was terminated in March 2015 and received approximately $3,800 in severance.

Sublease of Office Space from Sole Assets Holdings

The Company’s James Campbell business has subleased office space from Sole Assets Holding, doing business as “Gramicci,” a company owned by Mr. Buxbaum, in Agoura, California since entering into the License agreement in February 2014. The monthly rent is approximately $5,000 per month and represents the Company’s pro rata share of the rent payable by Sole Assets Holdings to its landlord. The lease is terminable by the Company on two months notice.

Agreement with GRL Capital Advisors

On March 13, 2015, the Company entered into a Services Agreement dated as of March 9, 2015 with GRL Capital Advisors (“GRL”). Pursuant to the Agreement, GRL provides the services of William Drozdowski to serve as Interim Chief Financial Officer. The services are provided for a fee of $40,000 per month plus GRL’s reasonable expenses. Mr. Drozdowski will not be entitled to any direct compensation from the Company in respect of his service as Interim Chief Financial Officer. If additional GRL personnel are engaged by the Company, they will be billed at the hourly rates set forth in the Agreement. Through October 31, 2015, the Company has paid GRL $360,000 for Mr. Drozdowski’s services and reimbursed GRL approximately $56,000 in expenses.

Rio Factory Maintenance

The Company paid approximately $39,000 to Mr. Gren’s father for factory repair and maintenance services at Rio for the year ended December 31, 2014 with approximately $1,000 in accounts payable as of December 31, 2014.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Hampshire Group, Limited, either directly or indirectly. Based upon this review, the Board has determined that the following members of the Board are “independent directors” as defined under The NASDAQ Stock Market LLC listing standards and the rules and regulations of the SEC: Mr. Doyle, Mr. Fialkoff and Mr. Yogel. In evaluating the independence of Mr. Yogel, in addition to the transactions and relationships described above in which Mr. Yogel was involved, the Board considered his involvement in the following transactions and relationships:

●	his prior co-investments with Mr. Buxbaum;

●	his prior transactions with Salus, the Company’s lender; and

●

his involvement as the lead negotiator or point person for the Company in the sale of the Scott James business, and the subsequent litigation with the buyer, and the New York office lease litigation and subsequent lease amendment.

During the fiscal year ended December 31, 2014, Messrs. Bobby Melnick, Robert Siegel and Frank Tworecke also served on our Board until their respective resignations. Based upon a review by the Board of the materiality of any relationship that each of these individuals had with the Company, either directly or indirectly, the Board determined in 2014 that each of Messrs. Melnick, Siegel and Tworecke were “independent directors” as defined under The NASDAQ Stock Market LLC listing standards and the rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services.

The Audit Committee appointed Elliott Davis Decosimo, LLC (“Elliott Davis Decosimo”) as our independent registered public accounting firm for fiscal 2013 and 2014. The aggregate fees for professional services rendered for the Company by Elliott Davis Decosimo for the years ended December 31, 2014 and 2013 were:

	2014	2013
Audit fees	$206,510	$200,230
Audit related fees	26,500	38,000
Tax fees	23,500	25,500
All other fees	—	—
Total	$256,510	$263,730

Audit Fees

The aggregate fees of Elliott Davis Decosimo for professional services for the audit of our annual consolidated financial statements as of and for the years ended December 31, 2014 and 2013 and for the review of our unaudited consolidated financial statements for 2014 and 2013 were $195,000 and $190,000, respectively, and expenses related thereto were $11,510 and $10,230, respectively.

Audit Related Fees

Audit related fees for 2014 and 2013 were $26,500 and $38,000, respectively, and consisted of services for due diligence and audit research.

Tax Fees

Fees for tax related services rendered by Elliott Davis Decosimo were $23,500 and $25,500 for 2014 and 2013, respectively.

All Other Fees

There were no other fees billed for 2014 and 2013.

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

1. AUDIT SERVICES include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits and attest services and consultation regarding financial accounting and/or reporting standards.

2. AUDIT-RELATED SERVICES are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, sales and disposals, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3. TAX RELATED SERVICES include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and include the areas of tax compliance, tax planning and tax advice.

4. OTHER SERVICES are those associated with services not captured in the above categories. The Company generally does not request such services from the independent registered accounting firm.

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

All work performed by Elliott Davis Decosimo, LLC as described in the “Audit Fees” section under the captions Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees was approved or pre-approved by the Audit Committee in accordance with the policies and procedures set forth above.

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

2.9

Stock Purchase Agreement dated as of April 10, 2015 among Hampshire Group, Limited, Hampshire International, LLC, Rio Garment, S.A., David Gren and Minor Valle. Omitted schedules and exhibits will be supplied to the SEC upon request (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).

2.10

Amendment No. 1 to Stock Purchase Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC, Rio Garment, S.A., David Gren and Minor Valle. Omitted schedules and exhibits will be supplied to the SEC upon request (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

2.11

Assignment and Assumption of Rights Under and Joinder to Stock Purchase Agreement dated as of September 15, 2015 among David Gren, Minor Valle, Rio Asset Holdings, LLC, Rio Asset Holdco, LLC, Rio Garment, S.A. Hampshire Group, Limited and Hampshire International, LLC. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

2.12

Amendment No. 2 to Stock Purchase Agreement dated as of September 15, 2015 among David Gren, Rio Asset Holdings, LLC, Rio Asset Holdco, LLC, Hampshire Group, Limited, Hampshire International, LLC and Rio Garment, S.A. Omitted schedules and exhibits will be supplied to the SEC upon request. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

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

10.2*/**	Form of Indemnification Agreement for Directors and Certain Executive Officers of Hampshire Group, Limited.

10.3

Agreement of Lease, dated as of July 11, 2007, between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2007).

10.3.1

Amendment of Lease dated as of June 1, 2015 between Hampshire Group, Limited and Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015).

10.3.2

Surrender Note dated as of April 1, 2015 between Hampshire Group, Limited and Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015).

10.4*

Hampshire Group, Limited 2009 Stock Incentive Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.4.1*

Form of Option Grant Notice and Agreement pursuant to the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.4.2*

Amendment Number 1 to the Hampshire Group, Limited 2009 Stock Incentive Plan, dated as of June 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.5

Amended and Restated Voting Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren, YIH III, LLC and BGY II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.6	Form of Stockholder Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.6.1*

Letter Agreement Amendment to the Stockholder Rights Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.7*

Employment Agreement, dated as of August 13, 2012, by and between Hampshire Group, Limited and Robert S. Stec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed with the SEC on May 9, 2013).

10.8*

Separation, Consulting and Release Agreement, dated as of January 18, 2013, between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2013).

10.9*

Letter Agreement, dated as of January 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 1, 2013).

10.9.1*

Letter Agreement, dated May 15, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.9.2*

Letter Agreement, dated May 31, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2013).

10.9.3*

Letter Agreement, dated June 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.10*

Employment Agreement, dated as of May 20, 2013, by and between Hampshire Group, Limited and Trey A. Darwin (incorporated by reference to Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.11*

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.12*

Option Grant Notice and Agreement, dated as of July 17, 2013, between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.13*

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

10.14

Credit Agreement, dated as of September 26, 2013, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus Capital Partners, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.14.1

First Amendment to Credit Agreement, dated as of April 11, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders Limited (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 11, 2014).

10.14.2

Waiver and Second Amendment to Credit Agreement, dated as of August 12, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 filed with the SEC on August 12, 2014).

10.14.3

Waiver and Third Amendment to Credit Agreement, dated as of November 10, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 filed with the SEC on November 12, 2014).

10.14.4

Letter Agreement dated February 11, 2015 by and among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC, Scott James, LLC and Rio Garment S.A., as borrowers, and Salus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

10.14.5**

Waiver and Fourth Amendment to Credit Agreement, dated as of May 22, 2015, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.14.6**

Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of November 30, 2015 among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.15*

Non-Employee Directors Stock Fee Election Program, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 11, 2014).

10.15.1*/**	Non-Employee Directors Stock Fee Election Program, as amended, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan.

10.16*

Services Agreement dated as of March 9, 2015 between Hampshire Group, Limited and GRL Capital Advisors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.17

Mutual Release Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC and David Gren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.18

Consulting Agreement dated as of May 14, 2015 between Hampshire Group, Limited and Pure Fresh Coast LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.19*/**	Employment Agreement dated as of June 1, 2013 by and between Hampshire Group, Limited and David Price.

10.20

Promissory Note dated of September 15, 2015 between Rio Garment, S.A. and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.21

Guaranty Agreement dated as of September 15, 2015 among David Gren, Angela Smith, Hampshire Group, Limited and Hampshire International, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.22

Pledge and Security Agreement dated as of September 15, 2015 between David Gren and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

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

21.1**	Subsidiaries of the Company.

23.1**	Consent of Elliott Davis Decosimo, LLC.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

License Agreement dated as of July 1, 2014 by and between Sole Assets Holdings, Inc. d/b/a Gramicci and Hampshire Group, Limited (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 filed with the SEC on August 12, 2014).

99.2

Termination Agreement dated as of April 21, 2015, effective as of February 28, 2015 between Sole Assets Holdings, Inc. and Hampshire Group, Limited (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2015).

101

The following materials from this Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.**

101.INS** XBRL Instance Document

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

Hampshire Group, Limited

Date: December 11, 2015	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2015.

Signature	Title

/s/ Paul M. Buxbaum	Chairman of the Board, President and Chief Executive
Paul M. Buxbaum	Officer (Principal Executive Officer)

/s/ William Drozdowski	Interim Chief Financial Officer
William Drozdowski	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benjamin C. Yogel	Director
Benjamin C. Yogel

/s/ Thomas J. Doyle, Jr.	Director
Thomas J. Doyle, Jr.

/s/ Brett H. Fialkoff	Director
Brett H. Fialkoff

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

2.9

Stock Purchase Agreement dated as of April 10, 2015 among Hampshire Group, Limited, Hampshire International, LLC, Rio Garment, S.A., David Gren and Minor Valle. Omitted schedules and exhibits will be supplied to the SEC upon request (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2015).

2.10

Amendment No. 1 to Stock Purchase Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC, Rio Garment, S.A., David Gren and Minor Valle. Omitted schedules and exhibits will be supplied to the SEC upon request (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

2.11

Assignment and Assumption of Rights Under and Joinder to Stock Purchase Agreement dated as of September 15, 2015 among David Gren, Minor Valle, Rio Asset Holdings, LLC, Rio Asset Holdco, LLC, Rio Garment, S.A. Hampshire Group, Limited and Hampshire International, LLC. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

2.12

Amendment No. 2 to Stock Purchase Agreement dated as of September 15, 2015 among David Gren, Rio Asset Holdings, LLC, Rio Asset Holdco, LLC, Hampshire Group, Limited, Hampshire International, LLC and Rio Garment, S.A. Omitted schedules and exhibits will be supplied to the SEC upon request. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

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

10.2*/**	Form of Indemnification Agreement for Directors and Certain Executive Officers of Hampshire Group, Limited.

10.3

Agreement of Lease, dated as of July 11, 2007, between CHARNEY-FPG 114 41ST STREET, LLC and Hampshire Group, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2007).

10.3.1

Amendment of Lease dated as of June 1, 2015 between Hampshire Group, Limited and Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015).

10.3.2

Surrender Note dated as of April 1, 2015 between Hampshire Group, Limited and Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015).

10.4*

Hampshire Group, Limited 2009 Stock Incentive Plan, dated October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.4.1*

Form of Option Grant Notice and Agreement pursuant to the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 19, 2012).

10.4.2*

Amendment Number 1 to the Hampshire Group, Limited 2009 Stock Incentive Plan, dated as of June 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.5

Amended and Restated Voting Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren, YIH III, LLC and BGY II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.6	Form of Stockholder Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011).

10.6.1*

Letter Agreement Amendment to the Stockholder Rights Agreement, dated as of April 5, 2013, by and among Hampshire Group, Limited, Paul Buxbaum, David Gren and YIH III, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.7*

Employment Agreement, dated as of August 13, 2012, by and between Hampshire Group, Limited and Robert S. Stec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed with the SEC on May 9, 2013).

10.8*

Separation, Consulting and Release Agreement, dated as of January 18, 2013, between Hampshire Group, Limited and Heath L. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2013).

10.9*

Letter Agreement, dated as of January 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 1, 2013).

10.9.1*

Letter Agreement, dated May 15, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.9.2*

Letter Agreement, dated May 31, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2013).

10.9.3*

Letter Agreement, dated June 28, 2013, by and between Hampshire Group, Limited and Buxbaum Holdings, Inc., d/b/a Buxbaum Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.10*

Employment Agreement, dated as of May 20, 2013, by and between Hampshire Group, Limited and Trey A. Darwin (incorporated by reference to Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the SEC on May 21, 2013).

10.11*

Management Agreement, dated as of July 16, 2013, by and among Hampshire Group, Limited, Buxbaum Holdings, Inc., d/b/a Buxbaum Group and Paul M. Buxbaum (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.12*

Option Grant Notice and Agreement, dated as of July 17, 2013, between Hampshire Group, Limited and Paul M. Buxbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2013).

10.13*

Amended and Restated Employment Agreement, dated as of July 24, 2013, by and among Hampshire International, LLC, Hampshire Group, Limited and David Gren (omitted schedules will be supplied to the SEC upon request) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2013).

10.14

Credit Agreement, dated as of September 26, 2013, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus Capital Partners, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.14.1

First Amendment to Credit Agreement, dated as of April 11, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders Limited (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 11, 2014).

10.14.2

Waiver and Second Amendment to Credit Agreement, dated as of August 12, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 filed with the SEC on August 12, 2014).

10.14.3

Waiver and Third Amendment to Credit Agreement, dated as of November 10, 2014, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 filed with the SEC on November 12, 2014).

10.14.4

Letter Agreement dated February 11, 2015 by and among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC, Scott James, LLC and Rio Garment S.A., as borrowers, and Salus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

10.14.5**

Waiver and Fourth Amendment to Credit Agreement, dated as of May 22, 2015, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.14.6**

Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of November 30, 2015 among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders.

10.15*

Non-Employee Directors Stock Fee Election Program, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 11, 2014).

10.15.1*/**	Non-Employee Directors Stock Fee Election Program, as amended, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan.

10.16*

Services Agreement dated as of March 9, 2015 between Hampshire Group, Limited and GRL Capital Advisors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.17

Mutual Release Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC and David Gren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.18

Consulting Agreement dated as of May 14, 2015 between Hampshire Group, Limited and Pure Fresh Coast LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.19*/**	Employment Agreement dated as of June 1, 2013 by and between Hampshire Group, Limited and David Price.

10.20

Promissory Note dated of September 15, 2015 between Rio Garment, S.A. and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.21

Guaranty Agreement dated as of September 15, 2015 among David Gren, Angela Smith, Hampshire Group, Limited and Hampshire International, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.22

Pledge and Security Agreement dated as of September 15, 2015 between David Gren and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

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

21.1**	Subsidiaries of the Company.

23.1**	Consent of Elliott Davis Decosimo, LLC.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

License Agreement dated as of July 1, 2014 by and between Sole Assets Holdings, Inc. d/b/a Gramicci and Hampshire Group, Limited (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 filed with the SEC on August 12, 2014).

99.2

Termination Agreement dated as of April 21, 2015, effective as of February 28, 2015 between Sole Assets Holdings, Inc. and Hampshire Group, Limited (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2015).

101

The following materials from this Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.**

101.INS** XBRL Instance Document

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