Form 10-Q
period 2015-03-28
HAMPSHIRE GROUP LTD
filed 2016-01-14
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Number of shares of common stock outstanding as of December 31, 2015: 8,769,223

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 28, 2015

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 (the “Form 10-Q”), as well as those made in other filings with the SEC.

Forward-looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “should,” “would,” “could,” “attempt,” “project,” “estimate,” “believe,” “continue,” “forecast,” “foresee” and other terms with similar meaning indicating possible future events or potential impact on our business or stockholders. The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. The forward-looking statements are based on management’s current assumptions, beliefs, plans and expectations, all of which are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties that could cause our actual future financial condition and results of operations to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to, the risks described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”) and other information set forth in this Form 10-Q.

We expressly disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

As used herein, except as otherwise indicated by the context, the terms “Hampshire,” “Company,” “we,” “our” and “us” are used to refer to Hampshire Group, Limited and our wholly-owned subsidiaries.

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the first, second and third quarters of fiscal 2015 (the “Form 10-Q Reports”). We expect to file our second and third quarter 2015 Form 10-Q Reports in the near future. Except as specifically set forth herein, this Form 10-Q speaks only as of March 28, 2015 and the period then ended and does not reflect events or results of operations that may have occurred subsequent to March 28, 2015.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	March 28, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$539	$1,758
Accounts receivable, net of allowances of $3,155 and $2,924 as of March 28, 2015 and December 31, 2014, respectively	10,678	11,649
Other receivables	337	368
Inventories, net	8,145	8,107
Other current assets	1,815	2,378
Assets held for sale	16,831	17,069
Total current assets	38,345	41,329
Fixed assets, net	1,021	827
Goodwill	420	420
Intangible assets, net	1,206	1,234
Other assets	483	460
Assets held for sale	—	26
Total assets	$41,475	$44,296

Current liabilities:
Credit facility borrowings and notes payable	$18,559	$16,114
Accounts payable	12,561	11,700
Accrued expenses and other liabilities	5,673	6,143
Liabilities held for sale	1,789	917
Total current liabilities	38,582	34,874
Long-term debt	—	3,000
Other long-term liabilities	11,023	11,568
Liabilities held for sale	—	121
Total liabilities	49,605	49,563

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,260,952 and 9,249,902 shares issued as of March 28, 2015 and December 31, 2014, respectively	926	925
Additional paid-in capital	42,789	42,663
Deficit	(46,378)	(43,388)
Treasury stock, 753,356 shares at cost as of March 28, 2015 and December 31, 2014	(5,467)	(5,467)
Total stockholders’ deficit	(8,130)	(5,267)
Total liabilities and stockholders’ deficit	$41,475	$44,296

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	March 28, 2015	March 29, 2014
Net sales	$12,602	$5,991
Cost of goods sold	9,113	4,685
Gross profit	3,489	1,306
Selling, general and administrative expenses	5,174	4,569
Loss from operations	(1,685)	(3,263)
Other income (expense):
Interest expense	(366)	(246)
Other, net	1	(11)
Loss from continuing operations before income taxes	(2,050)	(3,520)
Income tax provision	60	21
Loss from continuing operations	(2,110)	(3,541)
Loss from discontinued operations, net of taxes	(880)	(755)
Net loss	$(2,990)	$(4,296)

Basic loss per share:
Loss from continuing operations	$(0.25)	$(0.42)
loss from discontinued operations, net of taxes	(0.10)	(0.09)
Net loss	$(0.35)	$(0.51)

Diluted loss per share:
Loss from continuing operations	$(0.25)	$(0.42)
Loss from discontinued operations, net of taxes	(0.10)	(0.09)
Net loss	$(0.35)	$(0.51)

Weighted-average number of common shares outstanding:
Basic	8,508	8,463
Diluted	8,508	8,463

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in		Treasury Stock		Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance as of December 31, 2014	9,249,902	$925	$42,663	$(43,388)	753,356	$(5,467)	$(5,267)
Net loss	—	—		(2,990)	—	—	(2,990)
Stock-based compensation	—	—	107	—	—	—	107
Issuance of common stock to directors in lieu of cash	11,050	1	19	—	—	—	20
Balance as of March 28, 2015	9,260,952	$926	$42,789	$(46,378)	753,356	$(5,467)	$(8,130)

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(2,990)	$(4,296)
Less: Loss from discontinued operations, net of taxes	(880)	(755)
Loss from continuing operations	(2,110)	(3,541)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	226	273
Stock-based compensation	107	337
Deferred income taxes	3	(32)
Loss on disposal of fixed assets	—	1
Changes in operating assets and liabilities:
Receivables, net	1,002	3,805
Inventories, net	(38)	1,220
Other assets	486	(282)
Liabilities	(154)	(676)
Net cash provided by (used in) continuing operating activities	(478)	1,105
Net cash used in operating activities of discontinued operations	148	19
Net cash provided by (used in) operating activities	(330)	1,124

Cash flows from investing activities:
Capital expenditures	(321)	(131)
Acquisition of business	—	(300)
Net cash used in investing activities of continuing operations	(321)	(431)
Net cash used in investing activities of discontinued operations	(13)	(29)
Net cash used in investing activities	(334)	(460)

Cash flows from financing activities:
Payments of the line of credit, net	(487)	(1,339)
Payments of notes payable	(68)	—
Net cash used in financing activities	(555)	(1,339)
Net decrease in cash and cash equivalents	(1,219)	(675)
Cash and cash equivalents at beginning of period	1,758	1,385
Cash and cash equivalents at end of period	$539	$710

Supplemental disclosures of cash flow information:
Issuance of common stock to directors in lieu of cash	$20	$35

See accompanying notes to unaudited condensed consolidated financial statements.

 Hampshire Group, Limited

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation and Liquidity and Financing

The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting under Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. (the “2014 Annual Report”)

The information included herein is not necessarily indicative of the annual results that may be expected for the year ending December 31, 2015, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make accounting estimates based on assumptions, judgments or projections of future results of operations and cash flows. Actual results could differ materially from these estimates under different assumptions or conditions. In addition, the Company’s revenues are subject to the seasonality of the apparel industry, which may result in fluctuations in financial results for interim periods.

Management’s Liquidity and Financing Plan

The accompanying consolidated financial statements were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company is in default under its credit facility and entered into a forbearance agreement and amendment to the credit facility on November 30, 2015, which among other things, changed the maturity date of the credit facility to February 29, 2016. The Company’s lenders have indicated that they will not renew the credit facility beyond that maturity date, because they intend to exit this line of business. See Note 5 – Credit Agreement.

The Company incurred losses from continuing operations of $2.1 million, $28.8 million, $12.8 million, $9.3 million, $16.8 million and $8.6 million in first quarter of 2015, fiscal 2014, fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010, respectively. As of March 28, 2015, the Company had a negative net worth or stockholders’ deficit of $8.1 million.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.

Beginning in the Spring of 2015, the Company initiated plans to realign its resources with its operations. Hampshire substantially altered its operations by reducing costs and cash outflows, consolidating operations and raising funds:

●

On June 18, 2015, the Company entered into an Amendment of Lease dated as of June 1, 2015 for its New York Lease. The revised agreement provides for a payment structure that will reduce the Company’s cash payments, as compared to the previous agreement, by approximately $16.4 million over the next eight years through the termination of the lease. See Note 7 – Commitments and Contingencies – New York Office Lease;

●

On April 27, 2015, the Company announced that it had entered into an agreement with Sole Asset Holdings, Inc. to terminate a license agreement, effective February 28, 2015. See Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci.”; and,

●

On September 15, 2015, Company completed the sale of the stock of Rio for $6.0 million and caused Rio to assume approximately $3.2 million in certain liabilities. See Note 8 – Related Party Transactions – Rio Sale.

These, along with other actions, reduced the footprint of the Company’s operations as well as the number of full time employees, which totaled over 700 at December 31, 2014 and decreased to approximately 70 at October 31, 2015. Management’s continues to explore opportunities to match its operations with its business prospects. There are no assurances that actions to date will allow the Company to operate profitably and it may have to further “right size” operations.

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

Sale of Rio Garment S.A.

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, the Company sold all the shares of stock of its wholly-owned subsidiary, Rio Garment S.A. (“Rio”), to Rio Asset Holdco, LLC and Rio Asset Holdings, LLC. In accordance with GAAP, the financial position of Rio is reflected as held for sale and the results of operations and cash flow have been presented as discontinued operations for the periods presented herein. The assets and liabilities of Rio are included in Assets held for sale and Liabilities held for sale, respectively, in the unaudited condensed consolidated balance sheets. For additional information see Note 8 – Related Party Transactions. Additionally, certain prior year amounts in the unaudited condensed consolidated financial statements and footnotes have been reclassified to conform to the 2015 presentation. The reclassifications had no effect on previously-reported net loss or the stockholders’ deficit.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in amounts that reflect the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, may require more judgment and estimates within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued an amendment to ASU 2014-09, which defers the effective date by one year to December 15, 2017, for annual reporting periods, including interim reporting periods within those periods, beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the standard will be adopted or whether it will adopt the standard for 2017 or 2018.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11"). This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost and market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early application is permitted. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements.

Note 2 – Inventories, Net

Inventories, net as of March 28, 2015 and December 31, 2014 consisted of the following:

(In thousands)	March 28, 2015	December 31, 2014
Finished goods	$7,942	$7,912
Work-in-process	—	—
Raw materials and supplies	203	195
Inventories, net	$8,145	$8,107

Note 3 – Goodwill and Intangible Assets, Net

The Company’s goodwill and intangible assets were all related to the James Campbell acquisition in 2014.

Goodwill

Goodwill as of March 28, 2015 and December 31, 2014 consisted of the following:

(In thousands)	March 28, 2015	December 31, 2014
Goodwill	$420	$420

Intangible Assets, Net

Intangible assets as of March 28, 2015 and December 31, 2014 consisted of the following:

	March 28, 2015			December 31, 2014
(In thousands) James Campbell:	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$230	$(25)	$205	$230	$(19)	$211
Trade names	1,100	(99)	1,001	1,100	(77)	1,023
Intangible assets	$1,330	$(124)	$1,206	$1,330	$(96)	$1,234

Intangible asset amortization expense for continuing operations was approximately $28,000 and $10,000 for the three months ended March 28, 2015 and March 29, 2014, respectively. Annual intangible amortization expense for the year ending December 31, 2015 and in each of the following four years is estimated to be $115,000.

Note 4 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased of its corporate office space located at 114 West 41st Street, New York, NY 10036 (the “New York Office”) and, as a result, the Company recorded a loss on lease obligation of approximately $6.3 million. In 2013 and 2014, the Company accrued losses for its lease obligations of approximately $5.4 million and $0.4 million, respectively. The 2014 and 2013 loss on lease obligation charges were primarily as a result of the Company completely vacating additional floors of the New York Office and were net of the release of the deferred rent liability attributable to the additional vacated space.

A reconciliation of the beginning and ending liability balances for the total loss on lease obligations for the three months ended March 28, 2015 is shown below:

	New York
(In thousands)	Office	Other	Total
Beginning of period	$10,765	$130	$10,895
Charges to expense for interest accretion	169	6	175
Payments	(854)	(15)	(869)
End of period	$10,080	$121	$10,201

As of March 28, 2015 and December 31, 2014, total loss on lease obligation liabilities (including other office leases separate from the New York Office lease) of approximately $3.3 million and $3.8 million, respectively, are included in Accrued expenses and other liabilities and approximately $6.9 million and $7.1 million, respectively, are included in Other long-term liabilities in the unaudited condensed consolidated balance sheets.

The New York Office lease was amended effective June 1, 2015. For additional information about the New York lease see Note 7 – Commitments and Contingencies – New York Office Lease.

Note 5 – Credit Agreement

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

As reported in Note 8 – Related Party Transactions – Acquisition and Sale of Rio Garment S.A., Rio was sold effective April 10, 2015.

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

The Company currently is in default under the Credit Agreement. On November 30, 2015, the Borrowers and Lender entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement under which, among other items, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. The Lender has indicated that it intends to exit its lending line of business and will not renew the Credit Agreement beyond that maturity date. The Company is seeking a replacement credit facility and is also considering raising additional financing through the sale of equity or debt.

Information regarding the credit facility and related matters is presented in the Company’s 2014 Annual Report in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data, Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation and Note 10 – Credit Facility and is incorporated herein by reference.

Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement. On February 24, 2014, the Lender extended the Company additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base.

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on February 29, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of March 28, 2015, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

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

As of March 28, 2015, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $15.5 million on the revolving credit facility and no letters of credit outstanding under the Credit Agreement. Availability under the Credit Agreement at March 31, 2015 was approximately $0.3 million.

As of March 28, 2015 and December 31, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

Note 6 – Income Taxes

The Company’s provision for income taxes for the three months ended March 28, 2015 was comprised primarily of state minimum income taxes and interest and penalties on unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 29, 2014 was comprised primarily of state minimum income taxes and interest and penalties on unrecognized tax benefits, partially offset by reductions in foreign income tax withholdings.

As of March 28, 2015, unrecognized tax benefits of approximately $2.5 million, including approximately $1.5 million of accrued interest and penalties, are included in Other long-term liabilities in the unaudited consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will neither increase nor decrease within the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence with regard to future realization of these net deferred tax assets as of March 28, 2015 and March 29, 2014. Excluding the valuation allowances on net deferred tax assets in the first quarter of 2015, the Company would have recognized a tax benefit from continuing operations of approximately $0.8 million, or an effective tax rate of 40.0%, due to losses incurred in the three months ended March 28, 2015. Excluding the valuation allowances on net deferred tax assets in the first quarter of 2014, the Company would have recognized a tax benefit from continuing operations of approximately $1.1 million, or an effective tax rate of 32.3%, due to losses incurred in the three months ended March 29, 2014.

Note 7 – Commitments and Contingencies

New York Office Lease

In July 2007, the Company entered into a lease (the “New York Lease”) for the New York Office. As previously reported, the Company had been in litigation over the New York Lease with the landlord and/or the court appointed receiver for the property since 2011 over claims by the Company that the landlord failed to complete certain agreed upon capital improvements to the common areas of the New York Office, which would result in reduced rent, and claims by the receiver for unpaid rent.

On June 18, 2015, the Company entered into an Amendment of Lease dated as of June 1, 2015. The Company recorded a charge of approximately $5.3 million related to certain fees and changes made to the rent schedule and also reversed approximately $10.0 million in loss on lease reserves associated with the New York offices resulting in a net gain of approximately $4.7 million. The Company will recognize this gain in its the unaudited condensed consolidated statement of operations for the quarter ended June 27, 2015. Information regarding the Amendment of Lease is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments and Contingencies – Legal Items – New York Office Lease, and is incorporated herein by reference.

Matters Related to scott james

As previously reported, the Company sold its scott james business in June 2013. In May 2015, the Company and the purchasers entered into a settlement agreement releasing all claims and dismissing litigation that ensued after the sale. Information regarding scott james is presented in Note 12 – Commitments and Contingencies – Legal Items – Matters Related to scott james included in the Company’s financial statements for the year ended December 31, 2014 and is incorporated herein by reference.

Other

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 8 – Related Party Transactions

License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci”

Agreement

On July 1, 2014, the Company announced that it had entered into a license agreement (“License Agreement”) with Sole Asset Holdings, Inc., which does business under the name Gramicci (“Gramicci”), a California-based hiking and climbing-inspired brand owned by Mr. Paul Buxbaum, the Company’s Chief Executive Officer (“CEO”).

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

●

assisting Gramicci (subject to Gramicci reimbursing Company for any out-of-pocket expenses) with and allowing Gramicci to collect revenue (i.e., accounts receivable) arising from or related to the License Agreement.

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

As part of the License Agreement Termination, Gramicci disclosed to the Company that Gramicci is involved in ongoing negotiations to renew third party licenses related to the trademarks at issue in the License Agreement, enter into new third party licenses related to the trademarks at issue in the License Agreement, and/or sell the trademarks at issue in the License Agreement.

The amount of Gramicci’s net sales included in the unaudited condensed consolidated statements of operations for the quarters ended March 28, 2015 and March 29, 2014 was approximately $1.0 million and zero, respectively. There were no royalties earned by Gramicci for the quarters ended March 28, 2015 and March 29, 2014. The amount of Gramicci’s net loss from operations included in the unaudited condensed consolidated statements of operations for the quarters ended March 28, 2015 and March 29, 2014 was approximately $28,000 and zero, respectively.

Information regarding Sole Asset Holdings, Inc. is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – License Agreement and Termination with Sole Asset Holdings, Inc. doing business as “Gramicci” and is incorporated herein by reference.

Brandon Buxbaum Employment

In connection with the Gramicci License Agreement, the Company hired Brandon Buxbaum, the son of Mr. Buxbaum, on July 1, 2014, as an operations manager for Gramicci at an annual salary of $100,000 plus benefits, which primarily consisted of health care insurance and paid time off. Mr. Brandon Buxbaum received salary payments of approximately $29,500 and $47,700 in the quarter ended March 28, 2015 and the year ended December 31, 2014, respectively. In connection with the termination of the Gramicci license, Mr. Brandon Buxbaum was terminated in March 2015 and received approximately $3,800 in severance.

Rio Sale

Rio Acquisition

In 2011, the Company acquired Rio Garment S. de R.L. by way of a merger of that entity with and into RG Merger Sub S.A., a wholly-owned subsidiary of the Company, which was subsequently renamed Rio Garment S.A.. Rio is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States. The former Rio equity holders included: (i) Paul Buxbaum, a director of the Company who was appointed to the position of CEO in 2013, (ii) Benjamin Yogel, a current director of the Company and (iii) David Gren, a former Rio employee.

Rio Sale

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, the Company sold all Rio’s shares of stock to Rio Asset Holdco, LLC and Rio Asset Holdings, LLC (collectively, the “Rio Buyers”), a group headed by David Gren. Mr. Gren was an executive officer of the Company until his resignation in May 2015 in connection with the sale and remains as president of Rio. Mr. Gren is the holder of approximately 11.5% of the Company’s common stock as of December 1, 2015.

For financial reporting purposes, the sale of Rio will be deemed to have occurred effective as of the close of business on April 10, 2015 (the “Rio Effective Date”) to the fullest extent permitted by applicable law.

Under the Rio Agreement, the Rio Buyers purchased all of the stock of Rio for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer to the Company accounts receivable in existence as of the Rio Effective Date and certain other assets of Rio totaling approximately $5.1 million and caused Rio to assume approximately $3.2 million in certain liabilities. In addition to the deferred purchase price of $1.0 million, Rio is also responsible for repayment of certain Rio expenses paid by the Company totaling approximately $381,000, of which $274,000 is payable pursuant to a promissory note of Rio and the balance of $107,000 is payable from the proceeds of certain receivables of Rio. The promissory note bears interest at a rate equal to the Company’s cost of capital from its senior lender (See Note 5 – Credit Agreement) and is payable in 12 equal monthly installments of principal, with interest, beginning on October 1, 2015.

The Company will record a loss from the sale of Rio of approximately $1.3 million in its unaudited condensed consolidated statement of operations for the quarter ended June 27, 2015.

In accordance with GAAP, the financial position of Rio is reflected as held for sale for the periods presented herein. The assets and liabilities of Rio are included in Assets held for sale and Liabilities held for sale, respectively, in the unaudited condensed consolidated balance sheets. The underlying assets and liabilities of Rio held for sale as of March 28, 2015 and December 31, 2014 were as follows:

(In thousands)	2015	2014
Trade and other receivables, net	$5,353	$4,313
Inventories, net	11,184	12,445
Other current assets	294	311
Total current assets	16,831	17,069
Fixed assets, net and other non-current assets	—	26
Total assets	$16,831	$17,095

Accrued expenses and other liabilities	$1,789	$917
Other non-current liabilities	—	121
Total liabilities	$1,789	$1,038

The results from discontinued operations for the three months ended March 28, 2015 and March 29, 2014 were as follows:

(In thousands)	2015	2014
Net sales	$7,345	$10,220

Loss from operations	(914)	(913)

Loss from operations before income taxes	(880)	(755)
Income tax expense	—
Net loss	$(880)	$(755)

Operating results for discontinued operations for the three months ended March 29, 2014 included $109,000 of net sales and $107,000 of net income primarily related to scott james, which was sold on June 7, 2013. There were no operating results related to scott james for the three months ended March 28, 2015.

Information regarding the acquisition and sale of Rio is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – Acquisition and Sale of Rio Garment S. A. and Note 22 – Rio Pro Forma Condensed Financial Information (Unaudited) is incorporated herein by reference.

Buxbaum Group

Information regarding the Company’s agreements with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”) related to services provided to the Company by Paul Buxbaum (the Company’s CEO) is presented in Note 13 – Related Party Transactions – Buxbaum Group Agreements included in the Company’s consolidated financial statements for the year ended December 31, 2014 and is incorporated herein by reference. During the three months ended March 28, 2015 and March 29, 2014, the Company incurred $112,500 and $112,500 respectively, in fees to Buxbaum Group pursuant to these agreements.

Agreement with GRL Capital Advisors

On March 13, 2015, the Company entered into a Services Agreement dated as of March 9, 2015 with GRL Capital Advisors (“GRL”). Pursuant to the Agreement, GRL provides the services of William Drozdowski to serve as interim chief financial officer. The services are provided for a fee of $40,000 per month plus GRL’s reasonable expenses. Mr. Drozdowski will not be entitled to any direct compensation from the Company in respect of his service as interim chief financial officer. If additional GRL personnel are engaged by the Company, they will be billed at the hourly rates set forth in the Service Agreement. Payments made to GLR in the quarter ended March 28, 2015 were approximately $34,300, which included approximately $1,800 of expense reimbursements. Accounts payable to this vendor were approximately $54,000 as of March 28, 2015.

Other

The Company paid approximately $1,200 and $0.1 million for screen printing services to a vendor affiliated with David Gren for the three months ended March 28, 2015 and March 29, 2014, respectively. Accounts payable to this vendor were approximately $1,200 and $3,000 as of March 28, 2015 and December 31, 2014, respectively. The Company paid approximately $4,500 to the father of Mr. Gren for factory repair and maintenance services at Rio for the quarter ended March 28, 2015 with no accounts payable as of March 28, 2015. Mr. Gren was an executive officer of the Company until his resignation in May 2015 and is the holder of approximately 11.5% of the Company’s common stock as of December 1, 2015.

Note 9 – Loss Per Share

No adjustments to loss from continuing operations were necessary to calculate basic and diluted net loss per share from continuing operations for both the three months ended March 28, 2015 and March 29, 2014.

For the three months ended March 28, 2015 and March 29, 2014, options to purchase 1,316,250 shares and 1,406,750 shares, respectively, were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive due to the loss from continuing operations.

Note 10 – Subsequent Events

On April 10, 2015, the Company entered into a Stock Purchase Agreement to sell Rio Garment, S.A. to former employees, including Mr. Gren. The sale was completed on September 15, 2015. See Note 8 – Related Party Transactions.

On April 27, 2015, the Company announced, effective February 28, 2015, that it had agreed to terminate its license agreement with Sole Asset Holdings, Inc., a company owned by the Company’s CEO, Paul Buxbaum, for the Gramicci brand, a California-based hiking and climbing-inspired label. See Note 8 – Related Party Transactions.

On May 22, 2015, the Company and certain of its subsidiaries entered into a Waiver and Fourth Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders. See Note 5 – Credit Agreement.

On June 18, 2015, the Company entered into an Amendment of Lease dated for the Company’s New York City offices. See Note 7 – Commitments and Contingencies, New York Office Lease.

On November 30, 2015, the Company and certain of its subsidiaries entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, under which, among other things, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. See and Note 5 – Credit Facility.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no other items not otherwise disclosed which would have materially impacted the Company’s unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1. Financial Statements in this report. The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report, in Part I, Item 1A. Risk Factors of our 2014 Annual Report and elsewhere in this report. Our 2014 Annual Report includes the following risk factors:

●

there is substantial doubt about our ability to continue as a going concern due to a February 29, 2016 expiration date on our credit facility, potentially insufficient liquidity to fund our operations, our history of losses, and our stockholders’ deficit. Our auditor's opinion, for the year ended December 31, 2014, noted that these conditions raise substantial doubt about our ability to continue as a going concern;

●	risks from the sale of Rio Garment S.A.;
●	matters related to our Audit Committee investigation;
●	identified material weaknesses in our internal controls;
●	restricted ability to borrow under our credit facility;
●	a prolonged period of depressed consumer spending;
●	use of foreign suppliers for raw materials and manufacture of our products;
●	volatility in the trading price of our common stock and the lack of an established public trading market for our common stock;
●	decreases in business from or the loss of any one of our key customers;
●	financial instability experienced by our customers;
●	chargebacks and margin support payments;
●	loss of or inability to renew certain licenses;
●	change in consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers;
●	failure of our manufacturers to use acceptable ethical business practices;
●	failure to deliver quality products in a timely manner;
●	problems with our distribution system and our ability to deliver products;
●	labor disruptions at ports, our suppliers, manufacturers or distribution facilities;
●	failure, inadequacy, interruption or security lapse of our information technology;
●	failure to compete successfully in a highly competitive and fragmented industry;
●	challenges integrating any business we have acquired or may acquire;
●	potential impairment of acquired intangible assets;
●	unanticipated expenses beyond the amount reserved on our balance sheet or unanticipated cash payments related to the ultimate resolution of income and other possible tax liabilities;
●	significant adverse changes to international trade regulations;
●	loss of certain key personnel which could negatively impact our ability to manage our business;
●	risks related to the global economic, political and social conditions;
●	fluctuations in the price of raw materials adversely affecting our results of operations;
●	adverse fluctuations and volatility in our energy and fuel costs; and,
●	cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee, and vendor info.

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

As noted above, we completed the sale of Rio on September 15, 2015.

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

Termination of License Agreement with Sole Asset Holdings, Inc.

On April 27, 2015, we announced that we agreed to terminate, effective as of February 28, 2015, our license agreement with Sole Asset Holdings, Inc., which does business under the name Gramicci, a California-based hiking and climbing-inspired brand owned by our Chief Executive Officer, Paul Buxbaum. We entered into the license agreement on July 1, 2014.

The amount of Gramicci’s net sales included in our unaudited condensed consolidated statements of operations for the quarters ended March 28, 2015 and March 29, 2014 was approximately $1.0 million and zero, respectively. There were no royalties earned by Gramicci for the quarters ended March 28, 2015 and March 29, 2014. The amount of Gramicci’s net loss from operations included in our unaudited condensed consolidated statements of operations for the quarters ended March 28, 2015 and March 29, 2014 was approximately $28,000 and zero, respectively.

For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci.”

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

We estimate that the transaction will result in a loss of approximately $1.3 million, which will be recorded in the unaudited condensed consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – Rio Sale.

Lease Settlement

On June 18, 2015, we entered into an Amendment of Lease dated as of June 1, 2015 (the “Lease Amendment”) for our New York City offices to, among other things, provides for the (i) surrender to the Landlord of four floors no longer needed by us in exchange for a surrender fee; (ii) certain changes to the rent schedule; (iii) payment by us for rent arrearages in various installments; and, (iv) discontinuance and settlement of litigation and appeals between the parties related to the New York office lease.

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

We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule, and we also reversed approximately $10.0 million in loss on lease reserves associated with the New York offices resulting in an expected net gain of approximately $4.7 million in the unaudited condensed consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 1. Financial Statements, Note 7 – Commitments and Contingencies – New York Office Lease.

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

RESULTS OF CONTINUING OPERATIONS

As discussed in Item 1. Financial Statements, Note 8 – Related Parties Transactions – Rio Sale, we sold Rio effective April 10, 2015 and in Note 7 – Commitments and Contingencies, on June 7, 2013, we sold certain assets of the scott james clothing brand and line. In accordance with United States generally accepted accounting principles (“GAAP”), the unaudited condensed consolidated financial statements reflect the results of operations and cash flows of the Rio and scott james businesses as discontinued operations.

Quarterly Comparison – Three Months Ended March 28, 2015 and March 29, 2014

	Three Months Ended
(In thousands)	March 28, 2015	March 29, 2014
Net sales	$12,602	$5,991
Gross profit	3,489	1,306
Selling, general and administrative expenses	5,174	4,569
Loss from continuing operations before income taxes	(2,050)	(3,520)
Income tax (benefit) provision	60	21
Loss from continuing operations	(2,110)	(3,541)

Net Sales

Net sales increased 110.4% to approximately $12.6 million in the three months ended March 28, 2015 compared to approximately $6.0 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2014
Net sales for the quarter ended March 29, 2014	$5,991	100.0%
Effect of volume	5,325	88.9%
Effect of average selling prices	1,286	21.5%
Net sales for the quarter ended March 28, 2015	$12,602	210.4%

The approximate $6.6 million increase in net sales in the three months ended March 28, 2015 compared to the same period last year was due an increase in Hampshire Brands volumes, which approximately doubled from the prior period, and higher selling prices as a result of a change in sales mix. James Campbell, acquired in 2014, accounted for $1.4 million of revenues in the quarter ended March 28, 2015. There were no revenues from James Campbell in the same period last year.

For the quarter ended March 28, 2015, $1.0 million of revenues were generated through Gramicci, which had no revenues in the period ended March 29, 2014. We terminated our license agreement with Gramicci effective February 28, 2015 and will not have revenues from it after the quarter ended March 28, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci.”

Gross Profit
Gross profit in the three months ended March 28, 2015 was approximately $3.5 million compared to approximately $1.3 million in the same period last year, which, as a percentage of net sales, represented an increase to 27.7% from 21.8% for the same quarter in 2014. Approximately $1.8 million of the increase in gross profit in the three months ended March 28, 2015 compared to the same period last year was due to higher average selling prices and sourcing synergies at Hampshire Brands and $0.5 million of gross profit generated through James Campbell. Revenues related to Gramicci accounted for approximately $0.4 million of gross profit in the quarter ended March 28, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended March 28, 2015 were approximately $5.2 million compared to approximately $4.6 million in the same period last year, which, as a percentage of net sales, represented a decrease to 41.1% to from 76.3% for the same quarter in 2014. The approximate $0.6 million increase in SG&A expenses in the first quarter of 2015 compared to the same period last year was primarily due to Gramicci, which accounted for approximately $0.5 million of SG&A expenses in the three months ended March 28, 2015. There were no SG&A expenses related to Gramicci in the prior period.

Income Taxes

Our provision for income taxes for the three months ended March 28, 2015 was comprised primarily of state minimum income taxes and interest and penalties on unrecognized tax benefits. Our provision for income taxes for the three months ended March 29, 2014 was comprised primarily of state minimum income taxes and interest and penalties on unrecognized tax benefits, partially offset by reductions in foreign income tax withholdings.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets in the first quarter of 2015, we would have recognized a tax benefit from continuing operations of approximately $0.8 million, or an effective tax rate of 40.0%, due to losses incurred in the three months ended March 28, 2015. Excluding the valuation allowances on net deferred tax assets in the first quarter of 2014, we would have recognized a tax benefit from continuing operations of approximately $1.1 million, or an effective tax rate of 32.3%, due to losses incurred in the three months ended March 29, 2014. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 6 – Income Taxes.

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

We are in default under our credit facility and recently entered into a forbearance agreement and amendment to our credit facility, which among other items, changed the maturity date of the credit facility to February 29, 2016. Our lender has indicated that it intends to exit its lending line of business and will not renew our credit facility beyond that maturity date. We are seeking a replacement credit facility and are also considering raising additional financing through the sale of equity or debt. Although we have not yet received any commitments from potential lenders or investors, management believes that it will be able to secure new financing to replace our existing credit facility. For additional information see, Item 1. Financial Statements, Note 1 - Basis of Presentation and Liquidity and Financing and Note 5 – Credit Agreement.

No assurance can be given that any refinancing or sale of equity or debt will be possible or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. If we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained.

This, among other reasons, raises substantial doubt about our ability to continue as a going concern. As a result, our independent public accounting firm issued an opinion in our 2014 Annual Report on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. This opinion further states that there is substantial doubt about our ability to continue as a going concern.

Credit Agreement

On September 26, 2013, we and certain of our subsidiaries, Hampshire Brands, Rio, Hampshire International, LLC and Scott James, LLC (collectively, the “Subsidiaries” and with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Salus Capital Partners, LLC and Salus CLO 2012-1, Ltd. (collectively, the “Lender”) providing for: (i) a $27.0 million revolving credit facility (which includes up to $15.0 million for letters of credit), subject to borrowing base limitations and (ii) a $3.0 million term loan.

As reported in Note 8 – Related Party Transactions, – Rio Sale, Rio was sold effective April 10, 2015.

Information regarding the credit facility and related matters is presented in our 2014 Annual Report in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data, Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation and Note 10 – Credit Facility and is incorporated herein by reference.

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

We are currently is in default under the Credit Agreement. On November 30, 2015, the Borrowers and Lender entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement under which, among other items, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. The Lender has indicated that it intends to exit its lending line of business and will not renew the Credit Agreement beyond that maturity date. We are seeking a replacement credit facility and are also considering raising additional financing through the sale of equity or debt.

Available borrowings under the revolving credit facility are limited to a borrowing base, generally consisting of specified percentages of inventory and trade receivables, less the total of availability reserves established under the Credit Agreement. On February 24, 2014, the Lender extended additional borrowing availability under the Credit Agreement to include inventory assets held at Rio’s Honduran facilities, which were previously excluded from the borrowing base.

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on February 29, 2016.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of March 28, 2015, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

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

As of March 28, 2015, we had outstanding borrowings of $3.0 million on the term loan and approximately $15.7 million on the revolving credit facility and no letters of credit outstanding under the Credit Agreement. Availability under the Credit Agreement at March 31, 2015 was approximately $0.3 million.

As of March 28, 2015 and December 31, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

Summary of Cash Flows

A summary of cash flows for the three months ended March 28, 2015 and March 29, 2014 was as follows:

	Three Months Ended
(In thousands)	March 28, 2015	March 29, 2014
Net cash provided by (used in) operating activities	$(330)	$1,124
Net cash used in investing activities	(334)	(460)
Net cash used in financing activities	(555)	(1,339)
Net decrease in cash and cash equivalents	$(1,219)	$(675)

Cash provided by (used in) operating activities

We used approximately $1.5 million more cash from operating activities in the first quarter of 2015 compared to the same period last year. This increase in cash used in operating activities was primarily related to changes in operating assets and liabilities in the first quarter of 2015 compared to the same period last year.

Cash used in investing activities

We used approximately $0.1 million less cash in investing activities in the first quarter of 2015 compared to the same period last year. This decrease was primarily due to the portion of the purchase price paid upon closing of the James Campbell acquisition in the first quarter of 2014, partially offset by an increase in capital expenditures in the first quarter of 2015 compared to the same period last year.

Cash used in financing activities

We used approximately $0.8 million less cash in financing activities in the first quarter of 2015 compared to the same period last year. This decrease was primarily due to lower net payments under our revolving credit facility in the first quarter of 2015 compared to the same period last year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in our 2014 Annual Report.

No new accounting pronouncements, issued or effective during 2015, have had or are expected to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

The Company’s management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation and in light of the results of the Audit Committee investigation described below, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level.

Audit Committee Investigation

As previously discussed in our 2014 Annual Report, based upon an anonymous report filed by an employee in our South Carolina office through our “whistleblower” hotline in February 2015, the Audit Committee of the Board of Directors of the Company engaged our outside corporate counsel, who in turn engaged a forensic accounting firm, to investigate allegations by the whistleblower that our then Chief Financial Officer was overstating accounts receivable on the borrowing base certificates submitted to our lender, Salus Capital Partners, LLC and Salus CLO 2012-1, LTD. (collectively, “Lender”). Based on the investigation, we believe that the Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating our accounts receivable and the available borrowing base under the Lender credit facility. Based on the investigation, we believe that the delay in posting began at the end of December 2013 and continued through February 2015, with the most significant delays occurring from November 2014 through February 2015. Due to the delays in posting, the Company submitted incorrect borrowing base certificates to the Lender and thereby borrowed more than was available under the credit facility, in amounts ranging from $51,000 to $2.1 million. Further, the delays in posting and incorrect borrowing base certificates led other members of management of the Company and the Lender to erroneously believe that the Company was in compliance with the availability covenant in the credit facility.

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

Changes in Internal Control Over Financial Reporting

As previously reported, based on an assessment conducted by management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, management identified the following material weakness in the Company’s internal controls and has implemented the remediation measures described below:

Management override of internal controls. Based on the Audit Committee investigation, we believe that our former Chief Financial Officer was directing certain employees to delay the posting of customer payments to the accounts receivable aging report, which had the effect of overstating our accounts receivable and the available borrowing base under the Lender credit facility.

To remediate this, we have implemented the following measures the quarter ended March 28, 2015:

●	we terminated the Chief Financial Officer and engaged the firm of GRL Capital Advisors to provide the services of an Interim Chief Financial Officer;

●

we have implemented controls over the posting of all cash received, including the creation of a report summarizing unposted cash that is reviewed by a member of the finance department other than the person responsible for posting cash and

●	we have segregated duties surrounding assembling, reviewing and reporting our borrowing base:

o	we now require that a member of our finance department prepare the borrowing base certificate and related calculations,
o	the borrowing base certificate is then reviewed and approved by the Chief Financial Officer, and
o	our Chief Executive Officer reviews the borrowing base certificate and must approve any borrowings before they are drawn from our credit facility.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of litigation and certain related matters, see Part I, Item 1. Financial Statements, Note 7 – Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors in Part I, Item 1A. Risk Factors of our 2014 Annual Report. These risk factors could materially affect our business, financial condition or future results of operations in evaluating our business and any investment in our common stock. In particular, the risks described in our 2014 Annual Report could cause actual events to differ materially from those contemplated in the forward-looking statements in this Form 10-Q. The risks described in our 2014 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

Item 6. Exhibits.

Exhibit No.	Description

10.1

Letter Agreement dated February 11, 2015 by and among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC, Scott James, LLC and Rio Garment S.A., as borrowers, and Salus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

10.2

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

101

The following materials from this Quarterly Report on Form 10-Q for the three months ended March 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 28, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 28, 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS* XBRL Instance Document

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

Hampshire Group, Limited

Date: January 14, 2016	By:	/s/ Paul M. Buxbaum
Paul M. Buxbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William Drozdowski
William Drozdowski
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Letter Agreement dated February 11, 2015 by and among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC, Scott James, LLC and Rio Garment S.A., as borrowers, and Salus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

10.2

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

101

The following materials from this Quarterly Report on Form 10-Q for the three months ended March 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 28, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 28, 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q.