Form 10-Q
period 2015-06-27
HAMPSHIRE GROUP LTD
filed 2016-02-17
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☑

Number of shares of common stock outstanding as of February 1, 2016: 8,795,530

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 27, 2015

 i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 (the “Form 10-Q”), as well as those made in other filings with the SEC.

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

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the third quarter of fiscal 2015. We expect to file our third quarter 2015 Form 10-Q Report in the near future. Except as specifically set forth herein, this Form 10-Q Report speaks only as of June 27, 2015 and the period then ended and does not reflect events or results of operations that may have occurred subsequent to June 27, 2015.

 ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	June 27, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$734	$1,758
Accounts receivable, net of allowances of $883 and $2,924 as of June 27, 2015 and December 31, 2014, respectively	7,591	11,649
Other receivables	2,574	368
Inventories, net	6,682	8,107
Other current assets	2,383	2,373
Assets of discontinued operations	2,702	17,095
Total current assets	22,666	41,350
Fixed assets, net	981	827
Goodwill	420	420
Intangible assets, net	1,177	1,234
Other assets	1,463	465
Total assets	$26,707	$44,296

Current liabilities:
Credit facility borrowings and notes payable	$10,660	$16,114
Accounts payable	9,344	11,700
Accrued expenses and other liabilities	3,672	6,143
Liabilities of discontinued operations	35	1,038
Total current liabilities	23,711	34,995
Long-term debt	2,369	3,000
Other long-term liabilities	6,107	11,568
Total liabilities	32,187	49,563

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,337,881 and 9,249,902 shares issued as of June 27, 2015 and December 31, 2014, respectively	934	925
Additional paid-in capital	42,967	42,663
Deficit	(43,914)	(43,388)
Treasury stock, 753,356 shares at cost as of June 27, 2015 and December 31, 2014	(5,467)	(5,467)
Total stockholders’ deficit	(5,480)	(5,267)
Total liabilities and stockholders’ deficit	$26,707	$44,296

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$12,218	$3,728	$24,820	$9,719
Cost of goods sold	9,271	2,979	18,384	7,664
Gross profit	2,947	749	6,436	2,055
Selling, general and administrative expenses	4,325	4,606	9,499	9,175
Lease litigation settlement (Note 7)	5,284	—	5,284	—
(Gain) loss on lease obligations (Notes 4 and 7)	(10,590)	82	(10,590)	82
Income (loss) from operations	3,928	(3,939)	2,243	(7,202)
Other income (expense):
Interest expense	(295)	(236)	(661)	(482)
Other, net	343	32	344	21
Income (loss) from continuing operations before income taxes	3,976	(4,143)	1,926	(7,663)
Income tax provision	33	119	93	140
Income (loss) from continuing operations	3,943	(4,262)	1,833	(7,803)
Loss from discontinued operations, net of taxes	(1,479)	(315)	(2,359)	(1,070)
Net income (loss)	$2,464	$(4,577)	$(526)	$(8,873)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.46	$(0.50)	$0.21	$(0.92)
Loss from discontinued operations, net of taxes	(0.17)	(0.04)	(0.27)	(0.13)
Net income (loss)	$0.29	$(0.54)	$(0.06)	$(1.05)

Diluted income (loss)per share:
Income (loss) from continuing operations	$0.46	$(0.50)	$0.21	$(0.92)
Loss from discontinued operations, net of taxes	(0.17)	(0.04)	(0.27)	(0.13)
Net income (loss)	$0.29	$(0.54)	$(0.06)	$(1.05)

Weighted-average number of common shares outstanding:
Basic	8,581	8,475	8,547	8,469
Diluted	8,581	8,475	8,547	8,469

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in		Treasury Stock		Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance as of December 31, 2014	9,249,902	$925	$42,663	$(43,388)	753,356	$(5,467)	$(5,267)
Net loss	—	—	—	(526)	—	—	(526)
Stock-based compensation	—	—	247	—	—	—	247
Issuance of common stock to directors in lieu of cash	87,979	9	57	—	—	—	66
Balance as of June 27, 2015	9,337,881	$934	$42,967	$(43,914)	753,356	$(5,467)	$(5,480)

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(526)	$(8,873)
Less: Loss from discontinued operations, net of taxes	(2,359)	(1,070)
Income (loss) from continuing operations	1,833	(7,803)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	377	575
Lease litigation settlement	5,284	—
(Gain) loss on lease obligations	(10,590)	82
Stock-based compensation	247	670
Deferred income taxes	(9)	65
Changes in operating assets and liabilities:
Receivables, net	3,999	5,627
Inventories, net	1,425	(1,649)
Other assets	(84)	874
Liabilities	550	4,377
Net cash provided by continuing operating activities	3,032	2,818
Net cash provided by (used in) operating activities of discontinued operations	3,508	(559)
Net cash provided by operating activities	6,540	2,259

Cash flows from investing activities:
Capital expenditures	(323)	(168)
Acquisition of business	—	(300)
Proceeds from the sale of Rio	1,226	—
Proceeds from the disposal of fixed assets	—	1
Net cash provided by (used in) investing activities of continuing operations	903	(467)
Net cash used in investing activities of discontinued operations	(13)	(99)
Net cash provided by (used in) investing activities	890	(566)

Cash flows from financing activities:
Payments of the line of credit, net	(8,318)	(2,429)
Other notes payable, net	(136)	—
Net cash used in financing activities	(8,454)	(2,429)
Net decrease in cash and cash equivalents	(1,024)	(736)
Cash and cash equivalents at beginning of period	1,758	1,385
Cash and cash equivalents at end of period	$734	$649

Supplemental disclosures of cash flow information:
Issuance of common stock to directors in lieu of cash	$66	$70
Lease settlement notes	6,581	—

See accompanying notes to unaudited condensed consolidated financial statements.

 Hampshire Group, Limited

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation and Liquidity and Financing

The accompanying unaudited condensed consolidated financial statements of Hampshire Group, Limited and its subsidiaries (the “Company” or “Hampshire”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting under Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. (the “2014 Annual Report”).

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

The accompanying condensed consolidated financial statements were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

Management’s Liquidity and Financing Plan

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

The Company incurred losses from continuing operations of $28.8 million, $12.8 million, $9.3 million, $16.8 million and $8.6 million, in the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. As of June 27, 2015, the Company had a negative net worth or stockholders’ deficit of $5.5 million.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.

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

●

On April 27, 2015, the Company announced that it had entered into an agreement with Sole Asset Holdings, Inc. to terminate a license agreement, effective February 28, 2015. See Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci”; and,

●

On September 15, 2015, Company completed the sale of the stock of Rio for $6.0 million and caused Rio to assume approximately $3.2 million in certain liabilities. See Note 8 – Related Party Transactions – Rio Sale.

These, along with other actions, reduced the footprint of the Company’s operations as well as the number of full time employees, which totaled over 700 at December 31, 2014 and decreased to 64 at December 31, 2015. Management continues to explore opportunities to match its operations with its business prospects. There are no assurances that actions to date will allow the Company to operate profitably and it may have to further “right size” operations.

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

Sale of Rio Garment S.A.

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, the Company sold all the shares of stock of its wholly-owned subsidiary, Rio Garment S.A. (“Rio”), to Rio Asset Holdco, LLC and Rio Asset Holdings, LLC. In accordance with GAAP, the unaudited condensed consolidated financial statements of Rio are reflected as discontinued operations for the periods presented herein. For additional information see Note 8 – Related Party Transactions – Rio Sale. Additionally, certain prior year amounts in the unaudited condensed consolidated financial statements and footnotes have been reclassified to conform to the 2015 presentation. The reclassifications had no effect on previously-reported net loss or the stockholders’ deficit.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in amounts that reflect the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued an amendment to ASU 2014-09, which defers the effective date by one year to December 15, 2017, for annual reporting periods, including interim reporting periods within those periods, beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the standard will be adopted or whether it will adopt the standard for 2017 or 2018.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to provide the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company does not expect adoption of this standard will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect adoption of this standard will have a significant impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15”), which clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. Under the new guidance, these costs may be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect adoption of this standard will have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, rather than non-current and current, thereby simplifying the process. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-17 on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”), which changes the guidance on the classification and measurement of financial instruments related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) will be measured at fair value, with changes in fair value recognized in net income. For financial liabilities that an entity has elected to measure at fair value in accordance with the fair value option guidance, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. ASU No. 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect adoption of this standard will have a significant impact on its consolidated financial statements.

Note 2 – Inventories, Net

Inventories, net as of June 27, 2015 and December 31, 2014 consisted of the following:

(In thousands)	June 27, 2015	December 31, 2014
Finished goods	$5,853	$7,912
Raw materials and supplies	829	195
Inventories, net	$6,682	$8,107

Note 3 – Goodwill and Intangible Assets, Net

The Company’s goodwill and intangible assets are related to the 2014 James Campbell acquisition.

Intangible Assets, Net

Intangible assets as of June 27, 2015 and December 31, 2014 consisted of the following:

	June 27, 2015			December 31, 2014
(In thousands) James Campbell:	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$230	$(31)	$199	$230	$(19)	$211
Trade name	1,100	(122)	978	1,100	(77)	1,023
Intangible assets	$1,330	$(153)	$1,177	$1,330	$(96)	$1,234

Intangible asset amortization expense for continuing operations was approximately $29,000 for the three months ended June 27, 2015 and June 28, 2014. Intangible asset amortization expense for continuing operations was approximately $57,000 and $38,000 for the six months ended June 27, 2015 and June 28, 2014, respectively. Annual intangible amortization expense for the year ending December 31, 2015 and in each of the following four years is estimated to be $115,000.

Note 4 – Loss on Lease Obligations

In 2011, the Company completely vacated two of the five floors leased of its corporate office space located at 114 West 41st Street, New York, NY 10036 (the “New York Office”) and, as a result, the Company recorded a loss on lease obligation of approximately $6.3 million. In 2014 and 2013, the Company accrued losses for its lease obligations of approximately $0.4 million and $5.4 million, respectively. The 2014 and 2013 loss on lease obligation charges were primarily as a result of the Company completely vacating additional floors of the New York Office and were net of the release of the deferred rent liability attributable to the additional vacated space.

The New York Office lease was amended effective June 1, 2015 and, among other things, the vacated floors were surrendered to the Landlord in exchange for a fee resulting in the reversal of the New York Office loss on lease obligations in the quarter ended June 27, 2015. For additional information about the New York Office lease see Note 7 – Commitments and Contingencies – New York Office Lease. The reversal of the New York loss on lease obligations is reflected in the Loss on lease adjustments row in the reconciliation of the beginning and ending liability balances for the total loss on lease obligations for the three months and six months ended June 27, 2015 as shown below:

	Three Months Ended June 27, 2015			Six Months Ended June 27, 2015
	New York			New York
(In thousands)	Office	Other	Total	Office	Other	Total
Beginning of period	$10,080	$121	$10,201	$10,765	$130	$10,895
Loss on lease adjustments	(9,595)	(87)	(9,682)	(9,595)	(87)	(9,682)
Interest accretion	107	2	109	276	8	284
Payments, net of sublease rentals received	(592)	(7)	(599)	(1,446)	(22)	(1,468)
End of period	$—	$29	$29	$—	$29	$29

As of June 27, 2015 and December 31, 2014, total loss on lease obligation liabilities (including other office leases separate from the New York Office lease) of approximately $15,000 and $3.8 million, respectively, are included in Accrued expenses and other liabilities and approximately $14,000 and $7.1 million, respectively, are included in Other long-term liabilities in the unaudited condensed consolidated balance sheets.

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

As reported in Note 8 – Related Party Transactions – Rio Sale, Rio was sold effective April 10, 2015.

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

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of June 27, 2015, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

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

As of June 27, 2015, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $7.6 million on the revolving credit facility and no letters of credit outstanding under the Credit Agreement. Availability under the Credit Agreement at June 30, 2015 was approximately $0.3 million.

As of June 27, 2015 and December 31, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

Note 6 – Income Taxes

The Company’s provision for income taxes for the three and six month periods ended June 27, 2015 and June 28, 2014 was comprised primarily of state minimum income taxes, foreign income taxes, and interest on unrecognized tax benefits.

As of June 27, 2015, unrecognized tax benefits of approximately $2.5 million, including approximately $1.6 million of accrued interest and penalties are included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will neither increase nor decrease materially within the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence with regard to future realization of these net deferred tax assets as of June 27, 2015 and December 31, 2014. Excluding the valuation allowances on net deferred tax assets, in the second quarter of 2015, the Company would have recognized tax expense from continuing operations of approximately $1.8 million, or an effective tax rate of 45.6%, due to income generated in the three months ended June 27, 2015. Excluding the valuation allowances on net deferred tax assets, in the second quarter of 2014, the Company would have recognized a tax benefit from continuing operations of approximately $1.3 million, or an effective tax rate of 31.5%, due to losses incurred in the three months ended June 28, 2014. Excluding the valuation allowances on net deferred tax assets, in the six months ended June 27, 2015, the Company would have recognized tax expense from continuing operations of approximately $1.0 million, or an effective tax rate of 51.4%, due to income incurred in the six months ended June 27, 2015. Excluding the valuation allowances on net deferred tax assets, in the six months ended June 28, 2014, the Company would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 31.9%, due to losses incurred in the six months ended June 28, 2014.

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

On June 18, 2015, the Company entered into an Amendment of Lease dated as of June 1, 2015 (the “Lease Amendment”) with Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (“Landlord”). The Lease Amendment amended the lease agreement for the Company’s New York City offices to, among other things:

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

The Company recorded $5.3 million in charges related to the present value of the surrender fee payments as well as for certain changes made to the rent schedule, which is reflected in Lease settlement litigation in the unaudited condensed consolidated statement of operations in the quarter ended June 27, 2015. The Company reversed accrued liabilities of approximately $10.6 million in, which are reflected in (Gain) loss on lease obligations in the unaudited condensed consolidated statement of operations for the quarter ended June 27, 2015. The reversals were comprised of the following: (i) $9.6 million in loss on lease obligations and $0.4 million of deferred rent and related liabilities associated with the New York Office Lease Amendment; (ii) $0.5 million in broker’s fees; and, (iii) $0.1 million of loss on lease obligations and deferred rent associated with the Company’s South Carolina offices.

As of June 27, 2015, approximately $1.2 million is included in Accrued expenses and other liabilities, $2.4 million is included in Long-term debt and $3.0 million is included in Other long-term liabilities related to the Lease Amendment in the unaudited condensed consolidated balance. For additional information about the New York Lease see Note 4 – Loss on Lease Obligations.

Matters Related to scott james

As previously reported, the Company sold its scott james business in June 2013. In May 2015, the Company and the purchasers entered into a settlement agreement releasing all claims and dismissing litigation that ensued after the sale. Information regarding scott james is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments and Contingencies – Legal Items – Matters Related to scott james included in the Company’s financial statements for the year ended December 31, 2014 and is incorporated herein by reference.

Other

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition or operations.

Note 8 – Related Party Transactions

License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci”

Agreement

On July 1, 2014, the Company announced that it had entered into a license agreement (“License Agreement”) with Sole Asset Holdings, Inc., which does business under the name Gramicci (“Gramicci”), a California-based hiking and climbing-inspired brand owned by Mr. Paul Buxbaum, the Company’s Chief Executive Officer.

Termination

On April 27, 2015, the Company announced that it had entered into an agreement with Gramicci to terminate the License agreement, effective February 28, 2015 (the “Termination Agreement”) Pursuant to the Termination Agreement, the parties agreed that at the termination of the License Agreement, the Company had an outstanding payable to Gramicci of approximately $118,000. The Company agreed to pay this amount prior to March 1, 2020, subject to independent verification.

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

As part of the termination, Gramicci disclosed to the Company that Gramicci is involved in ongoing negotiations to renew third party licenses related to the trademarks at issue in the License Agreement, enter into new third party licenses related to the trademarks at issue in the License Agreement, and/or sell the trademarks at issue in the License Agreement.

The amount of Gramicci’s net sales and income from operations included in the Company’s unaudited condensed consolidated statements of operations for the quarter ended June 27, 2015 was approximately $0.2 million and $0.1 million, respectively. The amount of Gramicci’s net sales and income from operations included in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 27, 2015 was approximately $1.2 million and $0.1 million, respectively. There were no net sales or income operations related to Gramicci for the three and six month periods ended June 28, 2014. There were no royalties earned by Gramicci for the periods ended June 27, 2015 and June 28, 2014.

Information regarding Sole Asset Holdings, Inc. is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – License Agreement and Termination with Sole Asset Holdings, Inc. doing business as “Gramicci” and is incorporated herein by reference.

Brandon Buxbaum Employment

In connection with the Gramicci License Agreement, the Company hired Brandon Buxbaum, the son of Mr. Buxbaum, on July 1, 2014, as an operations manager for Gramicci at an annual salary of $100,000 plus benefits, which primarily consisted of health care insurance and paid time off. Mr. Brandon Buxbaum received salary payments of approximately $29,500 and $47,700 in the quarter ended March 28, 2015 and the year ended December 31, 2014, respectively. In connection with the termination of the Gramicci license, Mr. Brandon Buxbaum was terminated in March 2015 and received approximately $3,800 in severance. Mr. Brandon Buxbaum received no compensation from the Company after the quarter ended March 28, 2015.

Rio Sale

Rio Acquisition

In 2011, the Company acquired Rio Garment S. de R.L. by way of a merger of that entity with and into RG Merger Sub S.A., a wholly-owned subsidiary of the Company, which was subsequently renamed Rio Garment S.A. Rio is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States. The former Rio equity holders include: (i) Paul Buxbaum, the current Chairman of the Board, President and Chief Executive Officer of the Company, (ii) Benjamin Yogel, the current lead director of the Company and (iii) David Gren, a former executive officer of the Company.

Rio Sale

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, the Company sold all the stock of Rio to Rio Asset Holdco, LLC and Rio Asset Holdings, LLC (collectively, the “Rio Buyers”), a group headed by David Gren. Mr. Gren was an executive officer of the Company until his resignation in May 2015 in connection with the sale and remains as president of Rio. Mr. Gren was the holder of approximately 11.4% of the Company’s common stock as of February 1, 2016.

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

In connection with the Mutual Release Agreement, the Company and Pure Fresh Coast LLC, a company affiliated with Mr. Gren, entered into Consulting Agreement to provide certain services with respect to Rio through the later of August 15, 2015 or the closing or termination of the Stock Purchase Agreement. The Company paid a consulting fee of $70,000 in three monthly installments that began on June 15, 2015.

The Company recorded a loss on the sale of Rio of approximately $1.3 million in the condensed consolidated statement of operations in the three and six month periods ended June 27, 2015. For additional information, see Note 9 – Discontinued Operations.

Buxbaum Group

Information regarding the Company’s agreements with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”) related to services provided to the Company by Paul Buxbaum (the Company’s CEO) is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – Buxbaum Group Agreements included in the Company’s consolidated financial statements for the year ended December 31, 2014 and is incorporated herein by reference. During the three months ended June 27, 2015 and June 28, 2014, the Company incurred $112,500 and $112,500 respectively, in fees to Buxbaum Group pursuant to these agreements. During the six months ended June 27, 2015 and June 28, 2014, the Company incurred $225,000 and $225,000 respectively, in fees to Buxbaum Group pursuant to these agreements.

Agreement with GRL Capital Advisors

On March 13, 2015, the Company entered into a Services Agreement dated as of March 9, 2015 with GRL Capital Advisors (“GRL”). Pursuant to the Agreement, GRL provides the services of William Drozdowski to serve as interim chief financial officer. The services are provided for a fee of $40,000 per month plus GRL’s reasonable expenses. Mr. Drozdowski will not be entitled to any direct compensation from the Company in respect of his service as interim chief financial officer. If additional GRL personnel are engaged by the Company, they will be billed at the hourly rates set forth in the Service Agreement. Payments made to GLR in the quarter and six months ended June 27, 2015 were approximately $141,000 and $230,000 respectively, which included approximately $21,000 and $30,000 of expense reimbursements, respectively. Accounts payable to this vendor were approximately $23,000 as of June 27, 2015.

Other

The Company paid zero and approximately $30,000 for screen printing services to a vendor affiliated with David Gren for the three months ended June 27, 2015 and June 28, 2014, respectively. The Company paid approximately $1,200 and $0.1 million for screen printing services to this vendor for the six months ended June 27, 2015 and June 28, 2014, respectively. Accounts payable to this vendor were zero and approximately $3,000 as of June 27, 2015 and December 31, 2014, respectively. The Company paid approximately $4,500 to the father of Mr. Gren for factory repair and maintenance services at Rio for the quarter and six months ended June 27, 2014 with no accounts payable as of June 27, 2015. Mr. Gren was an executive officer of the Company until his resignation in May 2015 and was the holder of approximately 11.4% of the Company’s common stock as of February 1, 2016.

Note 9 – Discontinued Operations

Pursuant to the terms of the Rio Agreement, the Company sold all the stock of Rio to the Rio Buyers effective April 10, 2015. For additional information, see Note 8 – Related Party Transactions – Rio Sale. In accordance with GAAP, the financial position of Rio is reflected as discontinued operations for the periods presented herein.

The assets and liabilities of Rio are included in Assets of discontinued operations and Liabilities of discontinued operations, respectively, in the unaudited condensed consolidated balance sheets.

Rio’s underlying assets and liabilities of discontinued operations as of June 27, 2015 and December 31, 2014 were as follows:

(In thousands)	2015	2014
Trade and other receivables, net	$2,665	$4,313
Inventories, net	—	12,445
Other current assets	37	311
Fixed assets, net and other non-current assets	—	26
Total assets	$2,702	$17,095

Accrued expenses and other liabilities	$35	$917
Other non-current liabilities	—	121
Total liabilities	$35	$1,038

Operating results for discontinued operations for the three and six month periods ended June 27, 2015 and June 28, 2014 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$113	$10,972	$7,458	$21,193

Loss	(216)	(315)	(1,096)	(1,070)

Loss on sale of discontinued operations	(1,263)	—	(1,263)	—

Loss from discontinued operations before income taxes	(1,479)	(315)	(2,359)	(1,070)
Income tax provision	—	—	—	—
Loss from discontinued operations, net of taxes	$(1,479)	$(315)	$(2,359)	$(1,070)

Operating results for discontinued operations for the three and six month periods ended June 28, 2014 included $1,000 and $110,000 of net sales respectively, and $15,000 and $104,000 of net loss and income, respectively, related to scott james, which was sold on June 7, 2013. There were no operating results related to scott james for the three and six month periods ended June 27, 2015.

Cash flows related to discontinued operations have been reported separately in the condensed consolidated statements of cash flows.

Information regarding the acquisition and sale of Rio is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – Acquisition and Sale of Rio Garment S. A. and Note 22 – Rio Pro Forma Condensed Financial Information (Unaudited) and is incorporated herein by reference.

Note 10 – Income (Loss) Per Share

No adjustments to income (loss) from continuing operations were necessary to calculate basic and diluted net income (loss) per share from continuing operations for all periods presented.

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share from continuing operations for the three and six months ended June 27, 2015 and June 28, 2014 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Basic weighted-average number of common shares outstanding	8,581	8,475	8,547	8,469
Effect of potentially dilutive securities (stock options)	—	—	—	—
Diluted weighted-average number of common shares outstanding	8,581	8,475	8,547	8,469

For both the three and six months ended June 27, 2015, options to purchase approximately 1,261,100 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive to income from continuing operations because the exercise price of the outstanding options exceeded the average market price during both periods.

For both the three and six months ended June 28, 2014, options to purchase approximately 1,394,400 shares were excluded from the calculation of dilutive shares because the impact would have been anti-dilutive due to the loss from continuing operations.

Note 11 – Subsequent Events

On November 30, 2015, the Company and certain of its subsidiaries entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, under which, among other things, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. See Note 5 – Credit Facility.

On July 30, 2015, the Audit Committee completed an investigation regarding allegations through its whistleblower hotline made in February 2015. See the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 1 – Organization, Liquidity and Financing, and Audit Committee Investigation in the 2014 Annual Report, which is incorporated herein by reference.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued. There were no other items not otherwise disclosed which would have materially impacted the Company’s unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1. Financial Statements in this report. The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report, in Part I, Item 1A. Risk Factors of our 2014 Annual Report and elsewhere in this report. Our 2014 Annual Report includes the following risk factors:

●

there is substantial doubt about our ability to continue as a going concern due to: the February 29, 2016 maturity date of our credit facility, potentially insufficient liquidity to fund our operations, our history of losses and our stockholders’ deficit. Our auditor’s opinion, for the year ended December 31, 2014, noted that these conditions raise substantial doubt about our ability to continue as a going concern;

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

OVERVIEW

We are a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc. (“Hampshire Brands”) and Hampshire International, LLC. As noted above, we completed the sale of Rio Garment S.A. (“Rio”) effective April 10, 2015.

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

The amount of Gramicci’s net sales and income from operations included in our unaudited condensed consolidated statements of operations for the quarter ended June 27, 2015 was approximately $0.2 million and $0.1 million, respectively. The amount of Gramicci’s net sales and income from operations included in our unaudited condensed consolidated statements of operations for the six months ended June 27, 2015 was approximately $1.2 million and $0.1 million, respectively. There were no net sales or income operations related to Gramicci for the three and six month periods ended June 28, 2014. There were no royalties earned by Gramicci for the periods ended June 27, 2015 and June 28, 2014.

For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci.”

Sale of Rio

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, we sold all the stock of Rio to a buying group headed by a former executive officer of Hampshire. Under the Rio Agreement, the buyer purchased all the stock of Rio for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer to us accounts receivable in existence as of April 10, 2015 and certain other assets of Rio totaling approximately $5.1 million, and caused Rio to assume approximately $3.2 million in certain liabilities. For accounting and financial reporting purposes, the sale of Rio will be deemed to have occurred effective as of the close of business on April 10, 2015 to the fullest extent permitted by applicable law.

Rio, acquired in 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States.

We recorded a loss of approximately $1.3 million in the unaudited condensed consolidated statement of operations in the quarter ended June 27, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – Rio Sale and Note 10 - Discontinued Operations.

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

We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule, which is reflected in Lease litigation settlement in the in the consolidated statement of operations in the quarter ended June 27, 2015. We reversed accrued liabilities of approximately $10.6 million, which are reflected in (Gain) loss on lease obligations in the consolidated statement of operations for the quarter ended June 27, 2015. The reversals were comprised of the following: (i) $9.6 million in loss on lease obligations and $0.4 million of deferred rent and related liabilities associated with the New York Office Lease Amendment; (ii) $0.5 million in broker’s fees; and, (iii) $0.1 million of loss on lease obligations and deferred rent associated with the Company’s South Carolina offices. As of June 27, 2015, approximately $1.2 million is included in Accrued expenses and other liabilities, $2.4 million is included in Long-term Debt and $3.0 million is included in Other long-term liabilities related to the Lease Amendment in the unaudited condensed consolidated balance. For additional information about the New York lease see Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease.

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

RESULTS OF CONTINUING OPERATIONS

As discussed in Sale of Rio and Item 1. Financial Statements, Note 8 – Related Parties Transactions – Rio Sale, we sold Rio effective as of April 10, 2015 and in Note 7 – Commitments and Contingencies, on June 7, 2013, we sold certain assets of the scott james clothing brand and line. In accordance with United States generally accepted accounting principles (“GAAP”), the unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Rio and scott james businesses as discontinued operations.

Quarterly Comparison – Three Months Ended June 27, 2015 and June 28, 2014

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Net sales	$12,218	$3,728
Gross profit	2,947	749
Selling, general and administrative expenses	4,325	4,606
Lease litigation settlement	5,284	—
(Gain) loss on lease obligations	(10,590)	82
Income (loss) from continuing operations before income taxes	3,976	(4,143)
Income tax provision	33	119
Income (loss) from continuing operations	3,943	(4,262)

Net Sales

Net sales increased 227.7% to approximately $12.2 million in the three months ended June 27, 2015 compared to approximately $3.7 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2014
Net sales for the quarter ended June 28, 2014	$3,728	100.0%
Effect of volume	7,793	209.0%
Effect of average selling prices	697	18.7%
Net sales for the quarter ended June 27, 2015	$12,218	327.7%

The approximate $8.5 million increase in net sales in the three months ended June 27, 2015 compared to the same period last year was due to an increase in Hampshire Brands volumes, which more than tripled from the prior period, and higher selling prices as a result of a change in sales mix. James Campbell, acquired in 2014, accounted for $3.3 million and $31,000 of revenues in the quarters ended June 27, 2015 and June 28, 2014, respectively.

For the quarter ended June 27, 2015, $0.2 million of revenues were generated through Gramicci, which had no revenues in the period ended June 28, 2014. We terminated our license agreement with Gramicci effective February 28, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement wit Sole Asset Holdings Inc. doing business as “Gramicci” and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Termination of License Agreement with Sole Asset Holdings, Inc.

Gross Profit
Gross profit in the three months ended June 27, 2015 was approximately $2.9 million compared to approximately $0.7 million in the same period last year, which, as a percentage of net sales, represented an increase to 24.2% from 20.1% in the same quarter in 2014. Approximately $0.8 million increase in gross profit in the three months ended June 27, 2015 compared to the same period last year was due to higher average selling prices and sourcing synergies at Hampshire Brands and $1.3 million of gross profit generated through James Campbell. Revenues related to Gramicci accounted for approximately $0.1 million of gross profit in the quarter ended June 27, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended June 27, 2015 were approximately $4.3 million compared to approximately $4.6 million in the same period last year, which, as a percentage of net sales, represented a decrease to 35.4% from 123.6% for the same quarter in 2014. The approximate $0.3 million decrease in SG&A expenses in the second quarter of 2015 compared to the same period last year was primarily due to lower compensation expenses in the three months ended June 27, 2015.

Lease Litigation Settlement
Effective June 1, 2015 we amended our New York City office lease to, among other things, provide for the (i) surrender to the landlord of four floors no longer needed by us in exchange for a surrender fee; (ii) certain changes to the rent schedule; (iii) payment by us for rent arrearages in various installments; and, (iv) discontinuance and settlement of litigation and appeals between the parties related to the New York office lease. We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule in the quarter ended June 27, 2015. For additional information about the New York lease, see Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lease Settlement.

Gain (loss) on Lease Obligations
We reversed accrued liabilities of approximately $10.6 million in the consolidated statement of operations for the quarter ended June 27, 2015. The reversals were comprised of the following: (i) $9.6 million in loss on lease obligations and $0.4 million of deferred rent and related liabilities associated with the New York Office Lease Amendment; (ii) $0.5 million in broker’s fees; and, (iii) $0.1 million of loss on lease obligations and deferred rent associated with the Company’s South Carolina offices. For additional information about the New York lease, see Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lease Settlement.

Income Taxes
Our provision for income taxes for the quarters ended June 27, 2015 and June 28, 2014 was comprised primarily of state minimum income taxes, foreign income taxes, and interest on unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regard to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the three months ended June 27, 2015, we would have recognized tax expense from continuing operations of approximately $1.8 million, or an effective tax rate of 45.6%, due to income during the period. Excluding the valuation allowances on net deferred tax assets, in the three months ended June 28, 2014, we would have recognized a tax benefit from continuing operations of approximately $1.3 million, or an effective tax rate of 31.5%, due to losses incurred during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 7 – Income Taxes.

Year-to Date Comparison – Six Months Ended June 27, 2015 and June 28, 2014

	Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Net sales	$24,820	$9,719
Gross profit	6,436	2,055
Selling, general and administrative expenses	9,499	9,175
Lease litigation settlement	5,284	—
(Gain) loss on lease obligations	(10,590)	82
Income (loss) from continuing operations before income taxes	1,926	(7,663)
Income tax provision	93	140
Income (loss) from continuing operations	1,833	(7,803)

Net Sales

Net sales increased 155.4% to approximately $24.8 million in the six months ended June 27, 2015 compared to approximately $9.7 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2014
Net sales for the six months ended June 28, 2014	$9,719	100.0%
Effect of volume	13,294	136.8%
Effect of average selling prices	1,807	18.6%
Net sales for the six months ended June 27, 2015	$24,820	255.4%

The approximate $15.1 million increase in net sales in the six months ended June 27, 2015 compared to the same period last year was due to an increase in Hampshire Brands volumes, which more than doubled from the prior period, and higher selling prices as a result of a change in sales mix. James Campbell, acquired in 2014, accounted for $4.8 million and $31,000 of revenues in the six months ended June 27, 2015 and June 28, 2014, respectively.

For the six months ended June 27, 2015, $1.2 million of revenues were generated through Gramicci, which had no revenues in the period ended June 28, 2014. We terminated our license agreement with Gramicci effective February 28, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement wit Sole Asset Holdings Inc. doing business as “Gramicci.”

Gross Profit
Gross profit in the six months ended June 27, 2015 was approximately $6.4 million compared to approximately $2.1 million in the same period last year, which, as a percentage of net sales, represented an increase to 26.0% from 21.2% in the same period in 2014. Approximately $2.1 million increase in gross profit in the six months ended June 27, 2015 compared to the same period last year was due to higher average selling prices and sourcing synergies at Hampshire Brands and $1.8 million of gross profit generated through James Campbell. Revenues related to Gramicci accounted for approximately $0.5 million of gross profit in the six months ended June 27, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the six months ended June 27, 2015 were approximately $9.5 million compared to approximately $9.2 million in the same period last year, which, as a percentage of net sales, represented a decrease to 38.3% from 94.4% for the same six month period in 2014. The increase in SG&A expenses in the six months ended June 27, 2015 compared to the same period last year was primarily due to Gramicci, which accounted for approximately $0.5 million of SG&A expenses partially offset by a decrease in compensation expenses. There were no SG&A expenses related to Gramicci in the prior period.

Lease Litigation Settlement
Effective June 1, 2015 we amended our New York City office lease to, among other things, provide for the (i) surrender to the landlord of four floors no longer needed by us in exchange for a surrender fee; (ii) certain changes to the rent schedule; (iii) payment by us for rent arrearages in various installments; and, (iv) discontinuance and settlement of litigation and appeals between the parties related to the New York office lease. We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule in the quarter ended June 27, 2015. For additional information about the New York lease, see Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lease Settlement.

Gain (Loss) on Lease Obligations
We reversed accrued liabilities of approximately $10.6 million in the consolidated statement of operations for the quarter ended June 27, 2015. The reversals were comprised of the following: (i) $9.6 million in loss on lease obligations and $0.4 million of deferred rent and related liabilities associated with the New York Office Lease Amendment; (ii) $0.5 million in broker’s fees; and, (iii) $0.1 million of loss on lease obligations and deferred rent associated with the Company’s South Carolina offices. For additional information about the New York lease Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lease Settlement.

Income Taxes
Our provision for income taxes for the six months ended June 27, 2015 and the six months ended June 28, 2014 was comprised primarily of state minimum income taxes, foreign income taxes, and interest on unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regards to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the six months ended June 27, 2015, we would have recognized tax expense from continuing operations of approximately $1.0 million, or an effective tax rate of 51.4%, due to income incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the six months ended June 28, 2014, we would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 31.9%, due to losses incurred during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 7 – Income Taxes.

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

We are in default under our credit facility and recently entered into a forbearance agreement and amendment to our credit facility, which among other items, changed the maturity date of the credit facility to February 29, 2016. Our lender has indicated that it intends to exit its lending line of business and will not renew our credit facility beyond that maturity date. We are seeking a replacement credit facility and are also considering raising additional financing through the sale of equity or debt. Although we have not yet received any commitments from potential lenders or investors, management believes that it will be able to secure new financing to replace our existing credit facility. For additional information see, Item 1. Financial Statements, Note 1 – Basis of Presentation and Liquidity and Financing and Note 5 – Credit Agreement, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Lease Settlement.

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

This, among other reasons, raises substantial doubt about our ability to continue as a going concern. As a result, our independent registered accounting firm issued an opinion in our 2014 Annual Report on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. This opinion further states that there is substantial doubt about our ability to continue as a going concern.

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

As reported in Note 8 – Related Party Transactions – Rio Sale, Rio was sold effective April 10, 2015.

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

We are in default under the Credit Agreement. On November 30, 2015, the Borrowers and Lender entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement under which, among other items, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. The Lender has indicated that it intends to exit its lending line of business and will not renew the Credit Agreement beyond that maturity date. We are seeking a replacement credit facility and are also considering raising additional financing through the sale of equity or debt.

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

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of June 27, 2015, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

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

As of June 27, 2015, we had outstanding borrowings of $3.0 million on the term loan and approximately $7.6 million on the revolving credit facility and no letters of credit outstanding under the Credit Agreement. Availability under the Credit Agreement at June 30, 2015 was approximately $0.3 million.

As of June 27, 2015 and December 31, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

Summary of Cash Flows

A summary of cash flows for the six months ended June 27, 2015 and June 28, 2014 was as follows:

	Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Net cash provided by operating activities	$6,540	$2,259
Net cash provided by (used in) investing activities	890	(566)
Net cash used in financing activities	(8,454)	(2,429)
Net decrease in cash and cash equivalents	$(1,024)	$(736)

Cash provided by operating activities

We generated approximately $4.3 million more in cash from operating activities in the first six months of 2015 compared to the same period last year. Changes in operating assets and liabilities combined with an increase in cash provided by discontinued operations in the six months ended June 27, 2015 primarily accounted for the increase in cash provided by operations as compared to the same period in 2014.

Cash used in investing activities

We generated approximately $1.5 million more cash in investing activities in the first six months of 2015 compared to the same period last year. This increase was primarily from proceeds from the sale of Rio in 2015.

Cash used in financing activities

We used approximately $6.0 million more cash in financing activities in the first quarter of 2015 compared to the same period last year. This increase was primarily due to payments under our revolving credit facility in the first six months of 2015 compared to the same period last year.

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

The Company’s management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

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

To remediate this, we implemented the following measures in the quarter ended June 27, 2015:

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

Previously, in the quarter ended March 28, 2015, we implemented the following measures to remediate the override of internal controls:

●	we terminated the Chief Financial Officer and engaged the firm of GRL Capital Advisors to provide the services of an Interim Chief Financial Officer;

●

we have implemented controls over the posting of all cash received, including the creation of a report summarizing unposted cash that is reviewed by a member of the finance department other than the person responsible for posting cash;

●	we have segregated duties surrounding assembling, reviewing and reporting our borrowing base:

o	we now require that a member of our finance department prepare the borrowing base certificate and related calculations,
o	the borrowing base certificate is then reviewed and approved by the Interim Chief Financial Officer, and
o	our Chief Executive Officer reviews the borrowing base certificate and must approve any borrowings before they are drawn from our credit facility.

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

2.2

Amendment No. 1 to Stock Purchase Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC, Rio Garment, S.A., David Gren and Minor Valle. Omitted schedules and exhibits will be supplied to the SEC upon request (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.1

Mutual Release Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC and David Gren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.2

Consulting Agreement dated as of May 14, 2015 between Hampshire Group, Limited and Pure Fresh Coast LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.3

Waiver and Fourth Amendment to Credit Agreement, dated as of May 22, 2015, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.14.5 to the Company’s Annual Report on Form 10-K filed with the SEC on December 11, 2015).

10.4

Amendment of Lease dated as of June 1, 2015 between Hampshire Group, Limited and Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015).

10.5

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

101

The following materials from this Quarterly Report on Form 10-Q for the three and six month periods ended June 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 27, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 27, 2015 and June 28, 2014; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 27, 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2015 and June 28, 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS*    XBRL Instance Document

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

Hampshire Group, Limited

Date: February 17, 2016	By:	/s/ Paul M. Buxbaum
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

2.2

Amendment No. 1 to Stock Purchase Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC, Rio Garment, S.A., David Gren and Minor Valle. Omitted schedules and exhibits will be supplied to the SEC upon request (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.1

Mutual Release Agreement dated as of May 14, 2015 among Hampshire Group, Limited, Hampshire International, LLC and David Gren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.2

Consulting Agreement dated as of May 14, 2015 between Hampshire Group, Limited and Pure Fresh Coast LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.3

Waiver and Fourth Amendment to Credit Agreement, dated as of May 22, 2015, among Hampshire Group, Limited, Hampshire Brands, Inc., Rio Garment, S.A., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders (incorporated by reference to Exhibit 10.14.5 to the Company’s Annual Report on Form 10-K filed with the SEC on December 11, 2015).

10.4

Amendment of Lease dated as of June 1, 2015 between Hampshire Group, Limited and Klaus Kretschmann, not individually but as Court-Approved Receiver for 114 West 41st Street, New York, New York a/k/a 119 West 40th Street, New York (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015).

10.5

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

101

The following materials from this Quarterly Report on Form 10-Q for the six months ended June 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets as of June 27, 2015 and December 31, 2014; (ii) the Unaudited Consolidated Statements of Operations for the three and six month periods ended June 27, 2015 and June 28, 2014; (iii) the Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 27, 2015; (iv) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 27, 2015 and June 28, 2014; and (v) the Notes to the Unaudited Consolidated Financial Statements.*

101.INS*    XBRL Instance Document

101.SCH*   XBRL Taxonomy Extension Schema Document

101.CAL*   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*   XBRL Taxonomy Extension Label Linkbase Document

101.PRE*   XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q.