Form 10-Q
period 2015-09-26
HAMPSHIRE GROUP LTD
filed 2016-03-24
CIK 887150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

Number of shares of common stock outstanding as of March 1, 2016: 8,795,530

HAMPSHIRE GROUP, LIMITED

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 26, 2015

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts), as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 (the “Form 10-Q”), as well as those made in other filings with the SEC.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and shares)	September 26, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$1,441	$1,758
Accounts receivable, net of allowances of $2,607 and $2,924 as of September 26, 2015 and December 31, 2014, respectively	15,402	11,649
Other receivables	2,442	368
Inventories, net	13,558	8,107
Other current assets	2,023	2,373
Assets of discontinued operations	120	17,095
Total current assets	34,986	41,350
Fixed assets, net	938	827
Goodwill	420	420
Intangible assets, net	1,148	1,234
Other assets	375	465
Total assets	$37,867	$44,296

Current liabilities:
Credit facility borrowings and notes payable	$21,821	$16,114
Accounts payable	10,888	11,700
Accrued expenses and other liabilities	3,987	6,143
Liabilities of discontinued operations	2	1,038
Total current liabilities	36,698	34,995
Long-term debt	2,415	3,000
Other long-term liabilities	5,686	11,568
Total liabilities	44,799	49,563

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $0.10 par value, 10,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 13,333,333 shares authorized; 9,496,350 and 9,249,902 shares issued as of September 26, 2015 and December 31, 2014, respectively	950	925
Additional paid-in capital	43,104	42,663
Deficit	(45,519)	(43,388)
Treasury stock, 753,356 shares at cost as of September 26, 2015 and December 31, 2014	(5,467)	(5,467)
Total stockholders’ deficit	(6,932)	(5,267)
Total liabilities and stockholders’ deficit	$37,867	$44,296

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$18,608	$20,836	$43,428	$30,555
Cost of goods sold	14,709	14,957	33,093	22,621
Gross profit	3,899	5,879	10,335	7,934
Selling, general and administrative expenses	5,191	5,225	14,690	14,400
Lease litigation settlement (Note 7)	—	—	5,284	—
(Gain) loss on lease obligations (Notes 4 and 7)	—	(8)	(10,590)	74
Income (loss) from operations	(1,292)	662	951	(6,540)
Other income (expense):
Interest expense	(304)	(345)	(965)	(827)
Other, net	140	86	484	107
Income (loss) from continuing operations before income taxes	(1,456)	403	470	(7,260)
Income tax provision (benefit)	(79)	(345)	14	(205)
Income (loss) from continuing operations	(1,377)	748	456	(7,055)
Loss from discontinued operations, net of taxes (Notes 8 and 9)	(228)	(440)	(2,587)	(1,510)
Net income (loss)	$(1,605)	$308	$(2,131)	$(8,565)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.16)	$0.09	$0.05	$(0.83)
Loss from discontinued operations, net of taxes	(0.02)	(0.05)	(0.30)	(0.18)
Net income (loss)	$(0.18)	$0.04	$(0.25)	$(1.01)

Diluted income (loss)per share:
Income (loss) from continuing operations	$(0.16)	$0.08	$0.05	$(0.83)
Loss from discontinued operations, net of taxes	(0.02)	(0.05)	(0.30)	(0.18)
Net income (loss)	$(0.18)	$0.03	$(0.25)	$(1.01)

Weighted-average number of common shares outstanding:
Basic	8,736	8,486	8,610	8,475
B Diluted	8,736	9,878	8,610	8,475

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional		Treasury Stock		Total
(In thousands, except shares)	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Deficit
Balance as of December 31, 2014	9,249,902	$925	$42,663	$(43,388)	753,356	$(5,467)	$(5,267)
Net loss	—	—	—	(2,131)	—	—	(2,131)
Stock-based compensation	—	—	370	—	—	—	370
Issuance of common stock to directors in lieu of cash	246,448	25	71	—	—	—	96
Balance as of September 26, 2015	9,496,350	$950	$43,104	$(45,519)	753,356	$(5,467)	$(6,932)

See accompanying notes to unaudited condensed consolidated financial statements.

Hampshire Group, Limited

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(2,131)	$(8,565)
Less: Loss from discontinued operations, net of taxes	2,587	1,510
Income (loss) from continuing operations	456	(7,055)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	537	885
Lease litigation settlement	5,284	—
(Gain) loss on lease obligations	(10,590)	74
Stock-based compensation	370	894
Deferred income taxes	9	(335)
Loss on the sale of fixed assets	—	1
Changes in operating assets and liabilities:
Receivables, net	(3,505)	(11,353)
Inventories, net	(5,451)	(7,788)
Other assets	289	3,051
Liabilities	2,034	7,108
Net cash provided by (used in) continuing operating activities	(10,567)	(14,518)
Net cash provided by (used in) operating activities of discontinued operations	3,267	1,934
Net cash provided by (used in) operating activities	(7,300)	(12,584)

Cash flows from investing activities:
Capital expenditures	(311)	(406)
Acquisition of business	—	(300)
Proceeds from the sale of Rio	4,600	—
Proceeds from the disposal of fixed assets	—	1
Net cash provided by (used in) investing activities of continuing operations	4,289	(705)
Net cash provided by (used in) investing activities of discontinued operations	(13)	(266)
Net cash provided by (used in) investing activities	4,276	(971)

Cash flows from financing activities:
Proceeds (payments) of the line of credit, net	2,595	12,960
Other notes payable, net	112	—
Net cash provided by (used in) financing activities	2,707	12,960
Net increase (decrease) in cash and cash equivalents	(317)	(595)
Cash and cash equivalents at beginning of period	1,758	1,385
Cash and cash equivalents at end of period	$1,441	$790

Supplemental disclosures of cash flow information:
Issuance of common stock to directors in lieu of cash	$96	$105
Lease settlement notes	6,581	—

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

Management’s Liquidity and Financing Plan

The Company is in default under its credit facility and entered into a forbearance agreement and amendment to the credit facility on November 30, 2015, which among other things, changed the maturity date of the credit facility to February 29, 2016. The Company has received a term sheet for a credit facility from a new lender and is negotiating the definitive agreements with the new lender. On March 8, 2016, the Company and the existing lenders entered into an extension of the forbearance date and maturity date to April 4, 2016, subject to an earlier date in the discretion of the lenders in the event that the lenders receive notice that the new credit facility will not be completed as currently contemplated. There can be no assurance that the new credit facility will be completed in a timely manner, or at all, or that the existing lenders will give further extensions of the forbearance and maturity dates beyond April 4, 2016. See Note 5 – Credit Agreement.

The Company incurred losses from continuing operations of $28.8 million, $12.8 million, $9.3 million, $16.8 million and $8.6 million, in the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. As of September 26, 2015, the Company had a negative net worth or stockholders’ deficit of $6.9 million.

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

The Company has had discussions with potential lenders and investors about its capital requirements:

●

The Company has spoken with potential lenders to replace the current credit facility. Several parties met with management and reviewed certain information about the Company, but there can be no assurances that new financing will be available in sufficient amounts, or on acceptable terms, or at all; and,

●

The Company also approached potential investors about a possible debt and/or equity investment in the Company. An equity investment could cause substantial dilution to existing stockholders or an “overhang” that may also adversely affect the market price of the Company’s common stock. There can be no assurances that any investment will be in sufficient amounts, or on acceptable terms, or at all.

Sale of Rio Garment S.A.

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, the Company sold all the shares of stock of its wholly-owned subsidiary, Rio Garment S.A. (“Rio”), to Rio Asset Holdco, LLC and Rio Asset Holdings, LLC. In accordance with GAAP, the unaudited condensed consolidated financial statements of Rio are reflected as discontinued operations for the periods presented herein. For accounting and financial reporting purposes, the sale of Rio was deemed to have occurred effective as of the close of business on April 10, 2015 to the fullest extent permitted by applicable law. For additional information see Note 8 – Related Party Transactions – Rio Sale and Note 9 – Discontinued Operations. Additionally, certain prior year amounts in the unaudited condensed consolidated financial statements and footnotes have been reclassified to conform to the 2015 presentation. The reclassifications had no effect on previously-reported net loss or the stockholders’ deficit.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in amounts that reflect the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, may require more judgment and estimates within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued an amendment to ASU 2014-09, which defers the effective date by one year to December 15, 2017, for annual reporting periods, including interim reporting periods within those periods, beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the standard will be adopted or whether it will adopt the standard for 2017 or 2018.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, rather than non-current and current, thereby simplifying the process. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-17 on its financial statements.

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

Note 2 – Inventories, Net

Inventories, net as of September 26, 2015 and December 31, 2014 consisted of the following:

(In thousands)	September 26, 2015	December 31, 2014
Finished goods	$13,481	$7,912
Raw materials and supplies	77	195
Inventories, net	$13,558	$8,107

Note 3 – Goodwill and Intangible Assets, Net

The Company’s goodwill and intangible assets are related to the 2014 James Campbell acquisition.

Intangible Assets, Net

Intangible assets as of September 26, 2015 and December 31, 2014 consisted of the following:

	September 26, 2015			December 31, 2014
(In thousands) James Campbell	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$230	$(36)	$194	$230	$(19)	$211
Trade name	1,100	(146)	954	1,100	(77)	1,023
Intangible assets	$1,330	$(182)	$1,148	$1,330	$(96)	$1,234

Intangible asset amortization expense for continuing operations was approximately $29,000 for the three months ended September 26, 2015 and September 27, 2014. Intangible asset amortization expense for continuing operations was approximately $86,000 and $67,000 for the nine months ended September 26, 2015 and September 27, 2014, respectively. Annual intangible amortization expense for the year ending December 31, 2015 and in each of the following four years is estimated to be $115,000.

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

The New York Office lease was amended effective June 1, 2015 and the vacated floors were surrendered to the Landlord in exchange for, among other things, a surrender fee and changes to the rent schedule, resulting in the reversal of the New York Office loss on lease obligations in the quarter ended June 27, 2015. For additional information about the New York Office lease see Note 7 – Commitments and Contingencies – New York Office Lease. The reversal of the New York loss on lease obligations is reflected in the Loss on lease adjustments row in the reconciliation of the beginning and ending liability balances for the total loss on lease obligations for the three months and nine months ended September 26, 2015 as shown below:

	Three Months Ended September 26, 2015			Nine Months Ended September 26, 2015
(In thousands)	New York Office	Other	Total	New York Office	Other	Total
Beginning of period	$—	$29	$29	$10,765	$130	$10,895
Loss on lease adjustments	—	—	—	(9,595)	(87)	(9,682)
Interest accretion	—	—	—	276	8	284
Payments, net of sublease rentals received	—	(6)	(6)	(1,446)	(28)	(1,474)
End of period	$—	$23	$23	$—	$23	$23

As of September 26, 2015 and December 31, 2014, total loss on lease obligation liabilities (including other office leases separate from the New York Office lease) of approximately $11,000 and $3.8 million, respectively, are included in Accrued expenses and other liabilities and approximately $12,000 and $7.1 million, respectively, are included in Other long-term liabilities in the unaudited condensed consolidated balance sheets.

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

As reported in Note 8 – Related Party Transactions – Rio Sale, Rio was sold on September 15, 2015, effective as of April 10, 2015.

The Company currently is in default under the Credit Agreement. On November 30, 2015, the Borrowers and Lender entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement under which, among other items, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. The Company is seeking a replacement credit facility and is also considering raising additional financing through the sale of equity or debt. The Company has received a term sheet for a credit facility from a new lender and is negotiating the definitive agreements with the new lender. On March 8, 2016, the Company and the Lender entered into an extension of the forbearance date and maturity date to April 4, 2016, subject to an earlier date in the discretion of the Lender in the event that the Lender receives notice that the new credit facility will not be completed as currently contemplated. There can be no assurance that the new credit facility will be completed in a timely manner, or at all, or that the Lender will give further extensions of the forbearance and maturity dates beyond April 4, 2016. For additional information, see Note 1 – Basis of Presentation and Liquidity and Financing.

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

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on April 4, 2016, subject to an earlier date as noted above..

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of September 26, 2015, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

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

As of September 26, 2015, the Company had outstanding borrowings of $3.0 million on the term loan and approximately $18.6 million on the revolving credit facility and no outstanding letters of credit under the Credit Agreement. Availability under the Credit Agreement at September 30, 2015 was approximately $0.2 million.

As of September 26, 2015 and December 31, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

Note 6 – Income Taxes

The Company’s income tax benefit for the quarter ended September 26, 2015 was comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by foreign income taxes and interest on unrecognized tax benefits.

The Company’s provision for income taxes for the nine months ended September 26, 2015 was comprised primarily of foreign income taxes and interest on unrecognized tax benefits, partially offset by the recognition of tax benefits associated with the expiration of certain statutes of limitations.

The Company’s income tax benefit for the three and nine month periods ended September 27, 2014 was comprised primarily of reductions in foreign income tax withholdings, partially offset by interest and penalties on unrecognized tax benefits.

As of September 26, 2015, unrecognized tax benefits of approximately $2.5 million, including approximately $1.6 million of accrued interest and penalties are included in Other long-term liabilities in the unaudited condensed consolidated balance sheet. The Company anticipates that total unrecognized tax benefits will increase by approximately $0.1 million within the next twelve months.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence with regard to future realization of these net deferred tax assets as of September 26, 2015 and December 31, 2014. Excluding the valuation allowances on net deferred tax assets, in the third quarter of 2015, the Company would have recognized a tax benefit from continuing operations of approximately $0.6 million, or an effective tax rate of 42.4%, due to losses incurred in the three months ended September 26, 2015. Excluding the valuation allowances on net deferred tax assets, in the third quarter of 2014, the Company would have recognized a negligible tax expense from continuing operations, or an effective tax rate of 9.9%, due to income generated in the three months ended September 27, 2014. Excluding the valuation allowances on net deferred tax assets, in the nine months ended September 26, 2015, the Company would have recognized tax expense from continuing operations of approximately $0.4 million, or an effective tax rate of 79.6%, due to income generated in the nine months ended September 26, 2015. Excluding the valuation allowances on net deferred tax assets, in the nine months ended September 27, 2014, the Company would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 33.1%, due to losses incurred in the nine months ended September 27, 2014. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses.

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

The Company recorded $5.3 million in charges related to the present value of the surrender fee payments as well as for certain changes made to the rent schedule, which is reflected in Lease settlement litigation in the unaudited condensed consolidated statement of operations in the quarter ended September 26, 2015. The Company reversed accrued liabilities of approximately $10.6 million, which are reflected in (Gain) loss on lease obligations in the unaudited condensed consolidated statement of operations for the quarter ended September 26, 2015. The reversals were comprised of the following: (i) $9.6 million in loss on lease obligations and $0.4 million of deferred rent and related liabilities associated with the New York Office Lease Amendment; (ii) $0.5 million in broker’s fees; and, (iii) $0.1 million of loss on lease obligations and deferred rent associated with the Company’s South Carolina offices.

As of September 26, 2015, approximately $1.2 million is included in Accrued expenses and other liabilities, $2.4 million is included in Long-term debt and $2.7 million is included in Other long-term liabilities related to the Lease Amendment in the unaudited condensed consolidated balance. For additional information about the New York Lease see Note 4 – Loss on Lease Obligations.

Matters Related to scott james

As previously reported, the Company sold its scott james business in June 2013. In May 2015, the Company and the purchasers entered into a settlement agreement releasing all claims and dismissing litigation that ensued after the sale. Information regarding scott james is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments and Contingencies – Legal Items – Matters Related to scott james included in the Company’s financial statements for the year ended December 31, 2014 and is incorporated herein by reference. For additional information, see Note 9 – Discontinued Operations.

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

Under the Termination Agreement, the Company was also responsible for:

●	paying the salaries and benefits of certain Gramicci employees through March 13, 2015, which aggregated to approximately $88,800;

●	paying Gramicci monthly rent of approximately $5,000 for space occupied by the Company’s James Campbell business at Gramicci’s office;

●	fulfilling certain purchase orders that Company received prior to the termination effective date; and,

●

assisting Gramicci (subject to Gramicci reimbursing Company for any out-of-pocket expenses) with and allowing Gramicci to collect revenue (i.e., accounts receivable) arising from or related to the License Agreement.

Obligations that Gramicci is responsible for include:

●	assuming all rights and obligations with respect to all current and future sales orders related to products covered by the License Agreement, effective March 1, 2015, except as otherwise noted;

●	assuming all costs associated with Spring 2015 samples; and,

●	using its best efforts to sell-off Fall ’14 samples and promptly remit proceeds to the Company net of out-of-pocket expenses.

As part of the termination, Gramicci disclosed to the Company that Gramicci is involved in ongoing negotiations to renew third party licenses related to the trademarks at issue in the License Agreement, to enter into new third party licenses related to the trademarks at issue in the License Agreement, and/or to sell the trademarks at issue in the License Agreement.

The amount of Gramicci’s net sales and income from operations included in the Company’s unaudited condensed consolidated statements of operations for the quarter ended September 26, 2015 was approximately $0.1 million and $36,000, respectively. The amount of Gramicci’s net sales and income from operations included in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 26, 2015 was approximately $1.3 million and $0.1 million, respectively. The amount of Gramicci’s net sales and loss from operations included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2014 was approximately $1.6 million and $0.1 million, respectively. There were no royalties earned by Gramicci for the periods ended September 26, 2015 and September 27, 2014.

Information regarding Gramicci is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – License Agreement and Termination with Sole Asset Holdings, Inc. doing business as “Gramicci” and is incorporated herein by reference.

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

The Company recorded a loss on the sale of Rio of approximately $1.3 million in the condensed consolidated statement of operations in the three and nine month periods ended September 26, 2015. For additional information, see Note 9 – Discontinued Operations.

Buxbaum Group

Information regarding the Company’s agreements with Buxbaum Holdings, Inc., d/b/a Buxbaum Group (“Buxbaum Group”) related to services provided to the Company by Paul Buxbaum (the Company’s CEO) is presented in the Company’s 2014 Annual Report in Item 8. Financial Statements and Supplementary Data, Note 13 – Related Party Transactions – Buxbaum Group Agreements included in the Company’s consolidated financial statements for the year ended December 31, 2014 and is incorporated herein by reference. During the each of the three month periods ended September 26, 2015 and September 27, 2014, the Company incurred $112,500 in fees to Buxbaum Group pursuant to these agreements. During each of the nine month periods ended September 26, 2015 and September 27, 2014, the Company incurred $337,500 in fees to Buxbaum Group pursuant to these agreements.

Agreement with GRL Capital Advisors

On March 13, 2015, the Company entered into a Services Agreement dated as of March 9, 2015 with GRL Capital Advisors (“GRL”). Pursuant to the Agreement, GRL provides the services of William Drozdowski to serve as interim chief financial officer. The services are provided for a fee of $40,000 per month plus GRL’s reasonable expenses. Mr. Drozdowski will not be entitled to any direct compensation from the Company in respect of his service as interim chief financial officer. If additional GRL personnel are engaged by the Company, they will be billed at the hourly rates set forth in the Service Agreement. Payments made to GLR in the quarter and nine months ended September 26, 2015 were approximately $104,000 and $333,000 respectively, which included approximately $24,000 and $53,000 of expense reimbursements, respectively. Accounts payable to this vendor were approximately $25,000 as of September 26, 2015.

Other

The Company paid zero and approximately $0.1 million for screen printing services to a vendor affiliated with David Gren for the three months ended September 26, 2015 and September 27, 2014, respectively. The Company paid approximately $1,200 and $0.2 million for screen printing services to this vendor for the nine months ended September 26, 2015 and September 27, 2014, respectively. Accounts payable to this vendor were zero and approximately $3,000 as of September 26, 2015 and December 31, 2014, respectively. The Company paid zero and approximately $4,500 to the father of Mr. Gren for factory repair and maintenance services at Rio for the nine months ended September 26, 2015 and September 27, 2014, respectively, with no accounts payable as of September 26, 2015. Mr. Gren was an executive officer of the Company until his resignation in May 2015 and was the holder of approximately 11.4% of the Company’s common stock as of February 1, 2016.

Note 9 – Discontinued Operations

Pursuant to the terms of the Rio Agreement, the Company sold all the stock of Rio to the Rio Buyers on September 15, 2015, effective as of April 10, 2015. For additional information, see Note 8 – Related Party Transactions – Rio Sale. In accordance with GAAP, Rio is reflected as discontinued operations for the periods presented herein.

The assets and liabilities of Rio are included in Assets of discontinued operations and Liabilities of discontinued operations, respectively, in the unaudited condensed consolidated balance sheets. Rio’s underlying assets and liabilities of discontinued operations as of September 26, 2015 and December 31, 2014 were as follows:

(In thousands)	2015	2014
Trade and other receivables, net	$120	$4,313
Inventories, net	—	12,445
Other current assets	—	311
Fixed assets, net and other non-current assets	—	26
Total assets	$120	$17,095

Accrued expenses and other liabilities	$2	$917
Other non-current liabilities	—	121
Total liabilities	$2	$1,038

Operating results for discontinued operations, represented in the consolidated condensed statement of operations as Loss from discontinued operations, net of taxes, for the three and nine month periods ended September 26, 2015 and September 27, 2014 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$—	$10,114	$7,458	$31,306

Loss	—	(440)	(1,324)	(1,510)

Loss on sale of discontinued operations	(228)	—	(1,263)	—

Loss from discontinued operations before income taxes	(228)	(440)	(2,587)	(1,510)
Income tax provision	—	—	—	—
Loss from discontinued operations, net of taxes	$(228)	$(440)	$(2,587)	$(1,510)

Operating results for discontinued operations for the three and nine month periods ended September 27, 2014 included zero and $110,000 of net sales respectively, and zero and $92,000 of net income, respectively, related to scott james, which was sold on June 7, 2013. There were no operating results related to scott james for the three and nine month periods ended September 26, 2015.

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

Note 10 – Income (Loss) Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share from continuing operations for the three and nine month periods ended September 26, 2015 and September 27, 2014 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Basic weighted-average number of common shares outstanding	8,736	8,486	8,610	8,475
Effect of potentially dilutive securities (stock options)	—	1,392	—	—
Diluted weighted-average number of common shares outstanding	8,736	9,878	8,610	8,475

For the three months ended September 26, 2015, options to purchase approximately 1,174,100 shares were excluded from the calculation of dilutive shares because the impact would have been anti-dilutive due to the loss from continuing operations. For the nine month periods ended September 26, 2015, options to purchase approximately 1,174,100 shares were excluded from the calculation of dilutive shares as the impact would have been anti-dilutive to income from continuing operations because the exercise price of the outstanding options exceeded the average market price.

For the nine months ended September 27, 2014, options to purchase approximately 1,392,400 shares were excluded from the calculation of dilutive shares because the impact would have been anti-dilutive due to the loss from continuing operations.

Note 11 – Subsequent Events

On November 30, 2015, the Company and certain of its subsidiaries entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement with Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, under which, among other things, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the lenders agreed to forbear from exercising its rights with respect to certain specified defaults. On March 8, 2016, the Company and the lenders entered into an extension of the forbearance date and maturity date to April 4, 2016, subject to an earlier date in the discretion of the lenders in the event that the lenders receive notice that the credit facility with a new lender will not be completed as currently contemplated. See Note 1 – Basis of Presentation and Liquidity and Financing and Note 5 – Credit Facility.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1. Financial Statements in this report. The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in the “Safe Harbor” statement on page ii of this report, in Part I, Item 1A. Risk Factors of our 2014 Annual Report and elsewhere in this report. Our 2014 Annual Report includes the following risk factors:

●

there is substantial doubt about our ability to continue as a going concern due to: the April 4, 2016 maturity date of our credit facility, potentially insufficient liquidity to fund our operations, our history of losses and our stockholders’ deficit. Our auditor’s opinion, for the year ended December 31, 2014, noted that these conditions raise substantial doubt about our ability to continue as a going concern;

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

OVERVIEW

We are a provider of fashion apparel across a broad range of product categories, channels of distribution and price points. As a holding company, we operate through our wholly-owned subsidiaries, Hampshire Brands, Inc. (“Hampshire Brands”) and Hampshire International, LLC. As noted above, we completed the sale of Rio Garment S.A. (“Rio”) effective as of April 10, 2015.

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

In April 2014, we entered into a license agreement with Levi Strauss & Co. for their Dockers brand in the women’s apparel category. The agreement provides us with the licensing rights to design, source, market and service the women’s category for both tops and bottoms beginning with the Spring 2015 season. The license for the U.S. market began with Spring 2015 and extended to include Mexico and Canada for Fall 2015. In May 2014, we entered into an extension to our license agreement with Levi Strauss & Co. for their Dockers brand’s men’s tops business, which includes knit and woven tops, as well as sweaters for the U.S. market. Each of these agreements, as amended, runs through November 2017.

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

The amount of Gramicci’s net sales and income from operations included in our unaudited condensed consolidated statements of operations for the three months ended September 26, 2015 was approximately $0.1 million and $36,000, respectively. The amount of Gramicci’s net sales and income from operations included in our unaudited condensed consolidated statements of operations for the nine months ended September 26, 2015 was approximately $1.3 million and $0.1 million, respectively. The amount of Gramicci’s net sales and loss from operations included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2014 was approximately $1.6 million and $0.1 million, respectively.

There were no royalties earned by Gramicci for the periods ended September 26, 2015 and September 27, 2014.

For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings, Inc. doing business as “Gramicci.”

Sale of Rio

Pursuant to the terms of a Stock Purchase Agreement, dated as of April 10, 2015, as amended (the “Rio Agreement”), on September 15, 2015, we sold all the stock of Rio to a buying group headed by a former executive officer of Hampshire. Under the Rio Agreement, the buyer purchased all the stock of Rio for $6.0 million (of which $1.0 million is payable on the first anniversary of closing), caused Rio to transfer to us accounts receivable in existence as of April 10, 2015 and certain other assets of Rio totaling approximately $5.1 million, and caused Rio to assume approximately $3.2 million in certain liabilities. For accounting and financial reporting purposes, the sale of Rio was deemed to have occurred effective as of the close of business on April 10, 2015 to the fullest extent permitted by applicable law.

Rio, acquired in 2011, is a Honduras-based apparel manufacturer, designing, sourcing and manufacturing knit tops for men, women and children, which are sold to retailers and distributors, primarily in the United States.

We recorded a loss of approximately $1.3 million in the unaudited condensed consolidated statement of operations in the nine months ended September 26, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – Rio Sale and Note 9 - Discontinued Operations.

Lease Settlement

On June 18, 2015, we entered into an Amendment of Lease dated as of June 1, 2015 (the “Lease Amendment”) for our New York City offices to, among other things, provide for (i) the surrender to the Landlord of four floors no longer needed by us in exchange for a surrender fee; (ii) certain changes to the rent schedule; (iii) payment by us for rent arrearages in various installments; and, (iv) discontinuance and settlement of litigation and appeals between the parties related to the New York office lease.

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

We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule, which is reflected in Lease litigation settlement in the in the condensed consolidated statement of operations in the quarter ended September 26, 2015. We reversed accrued liabilities of approximately $10.6 million, which are reflected in (Gain) loss on lease obligations in the condensed consolidated statement of operations for the nine month period ended September 26, 2015. The reversals were comprised of the following: (i) $9.6 million in loss on lease obligations and $0.4 million of deferred rent and related liabilities associated with the New York Office Lease Amendment; (ii) $0.5 million in broker’s fees; and, (iii) $0.1 million of loss on lease obligations and deferred rent associated with the Company’s South Carolina offices. As of September 26, 2015, approximately $1.2 million is included in Accrued expenses and other liabilities, $2.4 million is included in Long-term Debt, and $2.7 million is included in Other long-term liabilities related to the Lease Amendment in the unaudited condensed consolidated balance. For additional information about the New York lease see Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease.

Seasonality

In the past, our business was highly seasonal as a result of our product mix including a high concentration of sweaters. Although not as significant as in prior years, our business continues to be subject to seasonality, with approximately 62% of our sales during 2015 occurring in the third and fourth quarters. As a result of such seasonality, inventory begins to rise in the second quarter and typically peaks during the third quarter before descending to its cyclical low in the fourth quarter. Trade receivable balances rise commensurately with sales. Cash balances follow this cycle as inventory is purchased, product is sold and trade receivables are collected. Funding inventory and pending trade receivable collections deplete cash balances and typically require borrowings under our revolving credit facility in the third and fourth quarters. Our income or loss from continuing operations has generally been correlated with revenue, as a large percentage of our profits have historically been generated in the third and fourth quarters. In 2016 and beyond, we expect this seasonality to decline further as a result of the Dockers® and James Campbell® licenses, which we believe will increase our sales during the spring season.

RESULTS OF CONTINUING OPERATIONS

As discussed in Sale of Rio and Item 1. Financial Statements, Note 8 – Related Parties Transactions – Rio Sale and Note 9 – Discontinued Operations, we sold Rio effective as of April 10, 2015 and in Note 7 – Commitments and Contingencies, on June 7, 2013, we sold certain assets of the scott james clothing brand and line. In accordance with United States generally accepted accounting principles (“GAAP”), the unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Rio and scott james businesses as discontinued operations.

Quarterly Comparison – Three Months Ended September 26, 2015 and September 27, 2014

	Three Months Ended
(In thousands)	September 26, 2015	September 27, 2014
Net sales	$18,608	$20,836
Gross profit	3,899	5,879
Selling, general and administrative expenses	5,191	5,225
Income (loss) from continuing operations before income taxes	(1,456)	403
Income tax benefit	(79)	(345)
Income (loss) from continuing operations	(1,377)	748

Net Sales

Net sales decreased 10.7% to approximately $18.6 million in the three months ended September 26, 2015 compared to approximately $20.8 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2014
Net sales for the quarter ended September 27, 2014	$20,836	100.0%
Effect of volume	(586)	(2.8)%
Effect of average selling prices	(1,642)	(7.9)%
Net sales for the quarter ended September 26, 2015	$18,608	89.3%

The approximate $2.2 million decrease in net sales in the three month period ended September 26, 2015 compared to the same period last year was due to a decrease in Hampshire Brands volumes and lower average selling prices resulting from a change in sales mix. James Campbell, acquired in 2014, accounted for $1.3 million and $1.0 million of revenues in the quarters ended September 26, 2015 and September 27, 2014, respectively.

For the quarter ended September 26, 2015, $0.1 million of revenues were generated through Gramicci, which had $1.6 million of revenues in the quarter ended September 27, 2014. We terminated our license agreement with Gramicci effective February 28, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings Inc. doing business as “Gramicci” and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Termination of License Agreement with Sole Asset Holdings, Inc.

Gross Profit
Gross profit in the three months ended September 26, 2015 was approximately $3.9 million compared to approximately $5.9 million in the same period last year, which, as a percentage of net sales, represented a decrease to 21.0% from 28.2% in the same quarter in 2014. Approximately $1.8 million of the decrease in gross profit in the three months ended September 26, 2015 compared to the same period last year was due to lower volumes and lower average selling prices at Hampshire Brands. Gross profit generated through James Campbell was $0.5 million and $0.3 million in the quarters ended September 26, 2015 and September 27, 2014, respectively. Revenues related to Gramicci accounted for less than $0.1 million of gross profit in the quarter ended September 26, 2015 compared to $0.7 million of gross profits in the quarter ended September 27, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the three months ended September 26, 2015 and September 27, 2014 were approximately $5.2 million, which, as a percentage of net sales, represented an increase to 27.9% from 25.0% for the same quarter in 2014.

Income Taxes
Our income tax benefit for the quarter ended September 26, 2015 was comprised primarily of the recognition of tax benefits associated with the expiration of certain statutes of limitations, partially offset by foreign income taxes and interest on unrecognized tax benefits. Our income tax benefit for the quarter ended September 27, 2014 was comprised primarily of reductions in foreign income tax withholdings, partially offset by interest and penalties on unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regard to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the three month period ended September 26, 2015, we would have recognized a tax benefit from continuing operations of approximately $0.6 million, or an effective tax rate of 42.4%, due to losses incurred during the period. Excluding the valuation allowances on net deferred tax assets, in the three month period ended September 27, 2014, we would have recognized a negligible tax expense from continuing operations, or an effective tax rate of 9.9%, due to income generated during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 6 – Income Taxes.

Year-to Date Comparison – Nine Months Ended September 26, 2015 and September 27, 2014

	Nine Months Ended
(In thousands)	September 26, 2015	September 27, 2014
Net sales	$43,428	$30,555
Gross profit	10,335	7,934
Selling, general and administrative expenses	14,690	14,400
Lease litigation settlement	5,284	—
(Gain) loss on lease obligations	(10,590)	74
Income (loss) from continuing operations before income taxes	470	(7,260)
Income tax provision (benefit)	14	(205)
Income (loss) from continuing operations	456	(7,055)

Net Sales

Net sales increased 42.1% to approximately $43.4 million in the nine months ended September 26, 2015 compared to approximately $30.6 million in the same period last year. The reconciliation of net sales is outlined in the table below:

(Dollars in thousands)	Dollars	Percentage of 2014
Net sales for the nine months ended September 27, 2014	$30,555	100.0%
Effect of volume	14,710	48.1%
Effect of average selling prices	(1,837)	(6.0)%
Net sales for the nine months ended September 26, 2015	$43,428	142.1%

The approximate $12.9 million increase in net sales for the nine month periods ended September 26, 2015 compared to the same period last year was due to an increase in Hampshire Brands volumes, partially offset by lower average selling prices as a result of a change in sales mix. James Campbell, acquired in 2014, accounted for $6.1 million and $1.1 million of revenues in the nine month periods ended September 26, 2015 and September 27, 2014, respectively.

For the nine month periods ended September 26, 2015 and September 27, 2014, $1.3 million and $1.6 million of revenues, respectively, were generated through Gramicci. We terminated our license agreement with Gramicci effective February 28, 2015. For additional information, see Item 1. Financial Statements, Note 8 – Related Party Transactions – License Agreement and Termination Agreement with Sole Asset Holdings Inc. doing business as “Gramicci.”

Gross Profit
Gross profit in the nine months ended September 26, 2015 was approximately $10.3 million compared to approximately $7.9 million in the same period last year, which, as a percentage of net sales, represented a decrease to 23.8% from 26.0% in the same period in 2014. Approximately $0.5 million of the increase in gross profit in the nine months ended September 26, 2015 compared to the same period last year was due to higher volumes and sourcing synergies at Hampshire Brands. James Campbell generated $2.3 million of gross profit in the nine months ended September 26, 2015 compared to $0.3 million in the nine months ended September 27, 2014. Revenues related to Gramicci accounted for approximately $0.6 million and $0.7 million of gross profit in the nine month periods ended September 26, 2015 and September 27, 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the nine months ended September 26, 2015 were approximately $14.7 million compared to approximately $14.4 million in the same period last year, which, as a percentage of net sales, represented a decrease to 33.8% from 47.1% for the same nine month period in 2014. The increase in SG&A expenses in the nine months ended September 26, 2015 compared to the same period last year was primarily due to higher warehousing and freight costs associated with higher 2015 revenues, partially offset by lower depreciation expenses in the nine months ended September 26, 2015 as compared to the same period last year.

Lease Litigation Settlement
Effective June 1, 2015 we amended our New York City office lease to, among other things, provide for (i) the surrender to the landlord of four floors no longer needed by us in exchange for a surrender fee; (ii) certain changes to the rent schedule; (iii) payment by us for rent arrearages in various installments; and, (iv) discontinuance and settlement of litigation and appeals between the parties related to the New York office lease. We recorded a charge of approximately $5.3 million related to the present value of the surrender fee as well as certain changes made to the rent schedule in the quarter ended September 26, 2015. For additional information about the New York lease, see Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lease Settlement.

Gain (Loss) on Lease Obligations
We reversed accrued liabilities of approximately $10.6 million in the condensed consolidated statement of operations for the quarter ended September 26, 2015. The reversals were comprised of the following: (i) $9.6 million in loss on lease obligations and $0.4 million of deferred rent and related liabilities associated with the New York offices, as a result of the lease litigation settlement; (ii) $0.5 million in broker’s fees; and, (iii) $0.1 million of loss on lease obligations and deferred rent associated with the Company’s South Carolina offices. For additional information about the New York lease Item 1. Financial Statements, Note 4 – Loss on Lease Obligations and Note 8 – Commitments and Contingencies – New York Office Lease and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lease Settlement.

Income Taxes
Our provision for income taxes for the nine months ended September 26, 2015 was comprised primarily of foreign income taxes and interest on unrecognized tax benefits, partially offset by the recognition of tax benefits associated with the expiration of certain statutes of limitations. Our income tax benefit for the nine months ended September 27, 2014 was comprised primarily of reductions in foreign income tax withholdings, partially offset by interest and penalties on unrecognized tax benefits.

We evaluate our deferred tax assets each reporting period to determine if valuation allowances are required. Currently, GAAP requires a full valuation allowance on all of our net deferred tax assets due to the weight of significant negative evidence with regard to future realization of these net deferred tax assets. Excluding the valuation allowances on net deferred tax assets, in the nine month period ended September 26, 2015, we would have recognized tax expense from continuing operations of approximately $0.4 million, or an effective tax rate of 79.6%, due to income generated during the period. Excluding the valuation allowances on net deferred tax assets, in the nine month period ended September 27, 2014, we would have recognized a tax benefit from continuing operations of approximately $2.4 million, or an effective tax rate of 33.1%, due to losses incurred during the period. The effective tax rates vary from the statutory rates due primarily to changes in unrecognized tax benefits, changes in valuation allowances, foreign income taxes and nondeductible expenses. For additional information, see Item 1. Financial Statements, Note 6 – Income Taxes.

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

We are in default under our credit facility and entered into a forbearance agreement and amendment to our credit facility, which among other items, changed the maturity date of the credit facility to February 29, 2016. We are seeking a replacement credit facility and are also considering raising additional financing through the sale of equity or debt. We have received a term sheet for a credit facility from a new lender and are negotiating the definitive agreements with the new lender. On March 8, 2016, the existing lender extended the forbearance date and maturity date to April 4, 2016, subject to an earlier date in the discretion of the lender in the event that the lender receives notice that the new credit facility will not be completed as currently contemplated. There can be no assurance that the new credit facility will be completed in a timely manner, or at all, or that the existing lender will give further extensions of the forbearance and maturity dates beyond April 4, 2016. For additional information see, Item 1. Financial Statements, Note 1 – Basis of Presentation and Liquidity and Financing and Note 5 – Credit Agreement and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Lease Settlement.

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

As reported in Note 8 – Related Party Transactions – Rio Sale, Rio was sold effective April 10, 2015.

We are in default under the Credit Agreement. On November 30, 2015, the Borrowers and Lender entered into a Forbearance Agreement and Fifth Amendment to Credit Agreement under which, among other items, (i) the maturity date of the loans was changed to February 29, 2016 and (ii) the Lender agreed to forbear from exercising its rights with respect to certain specified defaults. We are seeking a replacement credit facility and are also considering raising additional financing through the sale of equity or debt. We have received a term sheet for a credit facility from a new lender and are negotiating the definitive agreements with the new lender. On March 8, 2016, the Lender extended the forbearance date and maturity date to April 4, 2016, subject to an earlier date in the discretion of the Lender in the event that the Lender receives notice that the new credit facility will not be completed as currently contemplated. There can be no assurance that the new credit facility will be completed in a timely manner, or at all, or that the Lender will give further extensions of the forbearance and maturity dates beyond April 4, 2016.

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

Loans under the Credit Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of the stock of the Subsidiaries. All of the Borrowers are jointly and severally liable for all borrowings under the Credit Agreement. The Credit Agreement will expire, and all outstanding loans will become due and payable, on April 4, 2016, subject to an earlier date as noted above.

Loans under the Credit Agreement bear interest at the prime rate of interest published from time to time by www.bankrate.com plus 4.50%, provided, however, that the applicable annual interest rate on all loans will not be lower than 8.0%. In the event of a default under the Credit Agreement, the loans will bear interest at the applicable rate plus an additional 3%. Interest is payable monthly in arrears. As of September 26, 2015, the interest rate on both the term loan and the outstanding borrowings on the revolving credit facility was 8.0%. Additional fees are payable under the Credit Agreement, including a letter of credit issuance fee, an unused line fee, a collateral monitoring fee and an early termination fee.

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

As of September 26, 2015, we had outstanding borrowings of $3.0 million on the term loan and approximately $18.6 million on the revolving credit facility and no letters of credit outstanding under the Credit Agreement. Availability under the Credit Agreement at September 30, 2015 was approximately $0.2 million.

As of September 26, 2015 and December 31, 2014, the fair value of the term loan was approximately $3.0 million and was determined by discounting the cash flows using the current interest rate (8.0%) on the loan (Level 3).

Summary of Cash Flows

A summary of cash flows for the nine months ended September 26, 2015 and September 27, 2014 was as follows:

	Nine Months Ended
(In thousands)	September 26, 2015	September 27, 2014
Net cash used in operating activities	$(7,300)	$(12,584)
Net cash provided by (used in) investing activities	4,276	(971)
Net cash provided by financing activities	2,707	12,960
Net decrease in cash and cash equivalents	$(317)	$(595)

Cash used in operating activities

We used approximately $5.3 million less cash in operating activities in the first nine months of 2015 compared to the same period last year. An increase in income from continuing operations, adjusted for non-cash items, changes in operating assets and liabilities and an increase in cash provided by discontinued operations in the nine months ended September 26, 2015 primarily accounted for the decrease in cash used in operations as compared to the same period in 2014.

Cash provided by (used in) investing activities

We generated approximately $5.2 million more cash in investing activities in the first nine months of 2015 compared to the same period last year. This increase was primarily from the proceeds related to the sale of Rio in 2015.

Cash provided by financing activities

We generated approximately $10.3 million less cash in financing activities in the first nine months of 2015 compared to the same period last year. This decrease was primarily due to less net proceeds from our revolving credit facility in the first nine months of 2015 compared to the same period last year.

INFLATION

We are subject to increased prices for the products we source due to both inflation and exchange rate fluctuations. We have historically managed to lessen the impact of inflation by achieving sourcing efficiencies, controlling costs in other parts of our operations and, when necessary, passing along a portion of our cost increases to our customers through higher selling prices. We face increasing inflationary pressures in our cost of goods, including those caused by rising costs in transportation, labor and materials, particularly cotton. If these costs rise at rates higher than those we have historically experienced, there can be no guarantee that we will be successful in passing a sufficient portion of such increases onto our customers to preserve our gross profit.

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

There were no changes during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.2

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

10.1

Promissory Note dated of September 15, 2015 between Rio Garment, S.A. and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.2

Guaranty Agreement dated as of September 15, 2015 among David Gren, Angela Smith, Hampshire Group, Limited and Hampshire International, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.3

Pledge and Security Agreement dated as of September 15, 2015 between David Gren and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.4

Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of November 30, 2015 among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders. (Incorporated by reference to Exhibit 10.14.6 to the Company’s Annual Report on Form 10-K filed with the SEC on December 11, 2015).

10.5

Non-Employee Directors Stock Fee Election Program, as amended, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 11, 2015).

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

101

The following materials from this Quarterly Report on Form 10-Q for the three and nine month periods ended September 26, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 26, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 26, 2015 and September 27, 2014; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 26, 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS*    XBRL Instance Document

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

Hampshire Group, Limited

Date: March 24, 2016	By:	/s/ Paul M. Buxbaum
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

2.2

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

10.1

Promissory Note dated of September 15, 2015 between Rio Garment, S.A. and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.2

Guaranty Agreement dated as of September 15, 2015 among David Gren, Angela Smith, Hampshire Group, Limited and Hampshire International, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.3

Pledge and Security Agreement dated as of September 15, 2015 between David Gren and Hampshire Group, Limited. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

10.4

Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of November 30, 2015 among Hampshire Group, Limited, Hampshire Brands, Inc., Hampshire International, LLC and Scott James, LLC, as borrowers, and Salus CLO 2012-1, Ltd. and Salus Capital Partners, LLC, as lenders. (Incorporated by reference to Exhibit 10.14.6 to the Company’s Annual Report on Form 10-K filed with the SEC on December 11, 2015).

10.5

Non-Employee Directors Stock Fee Election Program, as amended, adopted under the Hampshire Group, Limited 2009 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 11, 2015).

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

101

The following materials from this Quarterly Report on Form 10-Q for the nine months ended September 26, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 26, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 26, 2015 and September 27, 2014; (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 26, 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

101.INS*    XBRL Instance Document

101.SCH*   XBRL Taxonomy Extension Schema Document

101.CAL*   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*   XBRL Taxonomy Extension Label Linkbase Document

101.PRE*   XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q.